Form 10-Q
period 1996-03-30
SALTON MAXIM HOUSEWARES INC
filed 1996-05-14
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996 OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
       __________

                         Commission file number 0-19557

                         SALTON/MAXIM HOUSEWARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  36-3777824
  -------------------------------                 ----------------------
  (State of other jurisdiction of                   (I.R.S. Employer
  Incorporation or organization)                  Identification Number)


        550 Business Center Drive
        Mount Prospect, Illinois                          60056
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                (708) 803-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                    N/A
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last year

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1996 - 6,508,572 shares of its $.01 par value Common Stock.

                         SALTON/MAXIM HOUSEWARES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 30, 1996

                                     INDEX



                                                                          PAGE NO.
PART I         FINANCIAL INFORMATION
               ---------------------

       Item 1: Financial Statements

               Balance Sheets-March 30, 1996
               (Unaudited) and April 1, 1995 . . . . . . . . . . . . . . . . .  3


               Statements of Operations
               Thirteen weeks ended
               March 30, 1996 and
               April 1, 1995 (Unaudited)
               and Thirty-Nine weeks ended
               March 30, 1996 and
               April 1, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .  4

               Statements of Cash Flows
               Thirty-Nine weeks ended
               March 30, 1996 and
               April 1, 1995 (Unaudited) . . . . . . . . . . . . . . . . . . .  5


               Notes to Financial
               Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . .  6


       Item 2: Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . .  9


PART II        OTHER INFORMATION
               -----------------

               Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . 14


Signature . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . 15

                        SALTON/MAXIM HOUSEWARES, INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)




ASSETS
                                                                March 30,    July 1,
                                                                  1996        1995
                                                                --------    --------
Current Assets:
  Cash                                                          $      8    $      6
  Accounts receivables, net of allowances                         17,982      13,476
  Inventories                                                     27,146      19,441
  Prepaid expenses and other current assets                        1,634       1,041
                                                                --------    --------
    Total current assets                                          46,770      33,964

Property, plant and equipment:
  Molds and tooling                                               11,072       8,412
  Warehouse equipment                                                282         277
  Office furniture and equipment                                   1,847       1,650
                                                                --------    --------
                                                                  13,201      10,339
  Lease accumulated depreciation                                  (8,109)     (6,784)
                                                                --------    --------
                                                                   5,092       3,555

  Other assets (net of accumulated amortization)                   3,846       3,602
                                                                --------    --------
    Total assets                                                $ 55,708    $ 41,121
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $ 10,997    $  5,407
  Accrued expenses                                                   862         628
  Revolving line of credit                                        24,665      17,860
  Current portion -- Trillium Health Products                                    397
  Current portion -- Subordinated debt                               667         600
                                                                --------    --------
    Total current liabilities                                     37,191      24,892

Subordinated debt                                                    500         900

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized
    2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized,
    20,000,000 shares; issued and outstanding,
    1996 -- 6,508,572 shares, 1995 -- 6,508,572 shares                65          65
  Additional paid-in capital                                      29,293      29,293
  Accumulated deficit                                            (11,341)    (14,029)
                                                                --------    --------
    Total stockholders' equity                                    18,017      15,329
                                                                --------    --------
    Total liabilities and shareholders' equity                  $ 55,708    $ 41,121
                                                                ========    ========

                        SALTON/MAXIM HOUSEWARES, INC.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
            (Dollars in thousands, except earnings per share data)

                                                     13 WEEKS ENDED                39 WEEKS ENDED
                                                 ----------------------        ----------------------
                                                 3/30/96        4/1/95         3/30/96        4/1/95
                                                 -------        -------        -------        -------
Net sales                                        $20,190        $15,264        $79,844        $62,429
Cost of goods sold                                13,604         10,802         55,320         45,288
Distribution expenses                              1,339          1,074          4,426          3,512
                                                 -------        -------        -------        -------
Gross profit                                       5,247          3,388         20,098         13,629
Selling, general and administrative expenses       5,013          3,336         14,345          9,572
                                                 -------        -------        -------        -------
Operating income (loss)                              234             52          5,753          4,057
Interest expense                                     959            727          2,976          2,333
                                                 -------        -------        -------        -------
Income (loss) before income taxes                   (725)          (675)         2,777          1,724
Income taxes                                         (20)           (10)            90             20
                                                 -------        -------        -------        -------
Net income (loss)                                $  (705)       $  (665)       $ 2,687        $ 1,704
                                                 =======        =======        =======        =======

Weighted average common and common
  equivalent shares outstanding                6,508,572      5,811,960      6,583,783      5,337,320

Net income (loss) per common and
  common equivalent share:
    Net income (loss)                            $(0.11)        $(0.11)          $0.41          $0.32

                         SALTON/MAXIM HOUSEWARES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                  39 weeks ended
                                                              ---------------------
                                                               3/30/96      4/1/95
                                                              --------     --------
Cash flows from operating activities:
  Net income:                                                   $2,687       $1,704
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                              1,761        1,485

      Changes in assets and liabilities:
        Accounts receivable                                     (4,506)      (3,705)
        Inventories                                             (7,705)       2,142
        Prepaid expenses and other
          current assets                                          (593)         261
        Accounts payable                                         5,590        1,286
        Accrued expenses                                           234          229
        Accrued class action settlement                                        (100)
                                                              --------     --------
        Net cash provided by (used in)
          operating activities                                  (2,532)       3,302

Cash flows from investing activities:
  Capital expenditures                                          (2,881)      (1,462)
                                                              --------     --------
          Net cash used in investing
            activities                                          (2,881)      (1,462)

Cash flows from financing activities:
  Proceeds from (payments to) revolving line of credit           6,805         (386)
  Proceeds from (payments to) subordinated
    note payable to bank                                          (333)       1,000
  Costs associated with Company refinancing                                    (743)
  Costs associated with increased Company line of credit          (242)
  Trillium Health Products debt                                   (815)      (1,707)
                                                              --------     --------
          Net cash provided by (used in)
            financing activities                                 5,415       (1,836)
                                                              --------     --------
Net increase in cash                                                $2           $4
Cash, beginning of period                                            6            2
                                                              --------     --------
Cash, end of period                                                 $8           $6
                                                              ========     ========
Cash paid during the period for:
  Interest                                                      $2,693       $1,928
  Income taxes                                                     $10          $20

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.     FINANCIAL STATEMENTS.

The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of financial information. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1995 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.       EARNINGS (LOSS) PER COMMON SHARE.

Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. The shares shown as outstanding in the Statements of Operations have been adjusted for dilutive common stock equivalents applying the treasury stock method.

3.       EVENTS OF THE FIRST NINE MONTHS ENDED MARCH 30, 1996.

On September 19, 1995, the Company and its lender amended their revolving line of credit agreement (the "Facility") to increase the Facility from $25,000,000 to $45,000,000 on substantially the same terms as the old Facility. The new Facility has a stated maturity date of September 30, 1997, whereupon it can be renewed successively on an annual basis. The Company paid a one time closing fee of $200,000 to the lender for the new Facility. Further, since the Company achieved minimum operating income of at least $3,000,000 for the year ended July 1, 1995, the new Facility has an interest rate per annum of 2% over the prime rate.

On February 27, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Windmere Corporation ("Windmere"), a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Subject to the terms and conditions of the Stock Purchase Agreement, Windmere will purchase from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which will represent 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere would provide the Company: (i) $3,254,286 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620, which note would be secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The note is payable five years from the closing date of the Purchase and bears interest at 8% per annum payable quarterly. Windmere would also be granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which are outstanding on February 27, 1996 are exercised.

The closing of the Purchase, currently anticipated in the middle of 1996, remains subject to a number of conditions, including approval of the Purchase by the stockholders of the Company. The Company plans on holding a special meeting of stockholders to consider the Purchase on June 25, 1996. There can be no assurance that the Purchase will be consummated.

In the event the Purchase is consummated, Windmere and the Company would enter into a Marketing Cooperation Agreement, pursuant to which the parties would agree to participate in a variety of mutually satisfactory marketing cooperation efforts.

Windmere and the Company would also enter into a Stockholder Agreement (the "Stockholder Agreement") and a Registration Rights Agreement (the "Registration Agreement") in the event the Purchase is consummated. Pursuant to the Stockholder Agreement, Windmere would be entitled to designate for election, so long as its ownership does not fall below 15%, that percentage of the Company's directors as is proportionate to its stock ownership percentage; provided that the number of directors designated by Windmere will in no event exceed 50% of the total number of directors. The Stockholder Agreement also contains provisions which, subject to specified time periods and exceptions, restrict the disposition by Windmere of shares of Common Stock and restrict purchases by Windmere of additional shares of Common Stock that would increase its percentage ownership interest. Subject to the foregoing restrictions on disposition of shares, the Registration Agreement would give Windmere certain demand and piggyback registration rights with respect to its shares of Common Stock.

Windmere and the Company have entered into an agreement dated April 8, 1996 pursuant to which Windmere has agreed to extend to the Company a credit line of up to $1,000,000 until the closing of the Purchase. Such credit line is to be used exclusively for the purpose of purchasing products manufactured and sold by

Windmere's wholly-owned subsidiary, Durable Electrical Metal Factory, Ltd. ("Durable"). Windmere has agreed that, after the closing of the Purchase, such credit line will be increased to $2,500,000; provided, however, that Windmere may increase or decrease such credit line from time to time as it, in its sole discretion, deems necessary or desirable. The Company is required to pay in full the total amount of each invoice from Durable within thirty days from the date of such invoice.

Windmere and the Company have also entered into a loan agreement dated April 8, 1996 pursuant to which Windmere loaned $3,254,286 to the Company (the "Loan"), the proceeds of which are to be used by the Company for working capital and other corporate purposes. The principal balance of the Loan, together with all interest accrued thereon at 8% per annum, is due and payable upon the closing of the Purchase; provided, however, that upon the request of the Company, Windmere will apply the $3,254,286 cash portion of the consideration to be paid by Windmere in connection with the Purchase against the total amount outstanding and due under the Loan upon such closing. In the event that the Stock Purchase Agreement is terminated for any reason, then (i) the entire principal balance of the Loan, together with interest accrued thereon, will be due and payable on September 30, 1996, and (ii) the Company will issue to Windmere options to purchase up to 75,000 shares of Common Stock, which options will be immediately exercisable at an exercise price of $3.00 per share.

The Loan is subordinated to the Company's indebtedness to its senior lenders and, subject to such subordination, is secured by all of the inventory, equipment, fixtures, accounts receivable and general intangibles of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTEEN WEEKS ENDED APRIL 1, 1995.

         Net sales in the third quarter of fiscal year 1996 were $20.2 million, an increase of approximately $4.9 million, or 32.0%, compared to net sales of $15.3 million in the third quarter of fiscal year 1995. This increase in sales is primarily attributable to sales of the Breadman(TM) and Juiceman(TM) products.

         Gross profit in the third quarter of 1996 was $5.2 million or 26.0% of net sales as compared to $3.4 million or 22.2% of net sales in the third quarter of 1995. Cost of goods sold during the period decreased to 67.4% of net sales compared to 70.8% in 1995. Distribution expenses were approximately $1.3 million or 6.6% of net sales in 1996 as compared to $1.1 million or 7.0% of net sales in the same period in 1995. Freight out expenses increased to $636,000 in 1996 from $497,000 in 1995 due to the increase in net sales. However, gross profit and cost of goods sold in 1996 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1995.

         Selling, general and administrative expenses increased to $5.0 million for the period compared to $3.3 million for the same period in 1995. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $1.0 million in 1996 compared to 1995. Selling, general and administrative expenses were 24.8% of net sales compared to 21.9% of net sales last year. This 2.9% increase was primarily a result of the increase in advertising costs.

         Operating income increased to $234,000 in the quarter compared to $52,000 one year ago. This increase is attributable to higher net sales and gross profit in the third quarter of 1996 compared to the third quarter of 1995 offset by the increase in selling, general and administrative expenses.

         Interest expense for the quarter was approximately $959,000 compared to $727,000 in the same period in 1995. The average amount outstanding under the Company's revolving line of credit increased about $9.9 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily as working capital to finance higher sales and higher levels of inventory which resulted from late cancellations of orders by retailers in the second quarter. These cancellations were brought about by a generally soft retail market during the Christmas season.

         The Company had a loss before income taxes of $725,000 in the third quarter of 1996 compared to a loss before income taxes of $675,000 in the third quarter of 1995. Net loss in the third quarter of 1996 was $705,000 compared to $665,000 in the third quarter of 1995. Net loss per share was $.11 based on weighted average common shares outstanding of 6,508,572, in the third quarter of 1996 compared to $.11 per share on weighted average common shares outstanding of 5,811,960 in the third quarter of 1995.

         THIRTY-NINE WEEKS ENDED MARCH 30, 1996 COMPARED WITH THIRTY-NINE WEEKS ENDED APRIL 1, 1995.

         Net sales for the first nine months of fiscal year 1996 were $79.8 million, an increase of approximately $17.4 million, or 27.9%, compared to net sales of $62.4 million in the first nine months of fiscal year 1995. This increase in sales is primarily attributable to sales of the Breadman(TM) and Juiceman(TM) products.

         Gross profit for the first nine months of 1996 was $20.1 million or 25.2% of net sales as compared to $13.6 million or 21.8% of net sales in the first nine months of 1995. Cost of goods sold during the period decreased to 69.3% of net sales compared to 72.6% in 1995. Distribution expenses were approximately $4.4 million or 5.5% of net sales in 1996 as compared to $3.5 million or 5.6% of net sales in the same period in 1995. Freight out expenses increased to $2.2 million in 1996 from $1.9 million in 1995 due to the increase in net sales. However, gross profit and cost of goods sold in 1996 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1995.

         Selling, general and administrative expenses increased to $14.3 million for the period compared to $9.6 million for the same period in 1995. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $2.7 million in 1996 compared to 1995. Selling, general and administrative expenses were 18.0% of net sales compared to 15.3% of net sales last year. This 2.7% increase was primarily a result of the increase in advertising costs.

         Operating income was $5.8 million in 1996, an increase of $1.7 million, or 42%, compared to $4.1 million in 1995. This increase was attributable to higher net sales and gross profit in the first nine months of 1996 when compared to 1995.

         Interest expense for the nine months was approximately $3.0 million compared to $2.3 million in the same period in 1995. The average amount outstanding under the Company's revolving line of credit increased about $8.0 million when compared to the average amount outstanding in the same period a year ago. This increase was used as working capital primarily to finance higher net sales and higher levels of inventory and accounts receivable in 1996 when compared to 1995.

         The Company had income before income taxes of $2,777,000 in the first nine months of 1996 compared to income before income taxes of $1,724,000 in the first nine months of 1995. Net income in the period was $2,687,000, an increase of 57.7%, compared to $1,704,000 in the same period one year ago. Net operating loss carryforwards were used in both periods to significantly offset the taxes payable. Net income per share was $.41 based on weighted average common shares outstanding of 6,588,873, after adjustment for dilutive common stock equivalents, in the first nine months of 1996 compared to $.32 per share on weighted average common shares outstanding of 5,337,320 in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1996, net cash provided by operations was about $4.4 million. The cash was used to finance an increase in accounts receivable of approximately $4.5 million, $7.7 million in inventory, and $593,000 in prepaid expenses. Approximately $4.0 million was used for capital expenditures, subordinated debt reduction and payments to Trillium Health Products. An increase in accounts payable and accrued expenses of $5.8 million and an increase of about $6.8 million in amounts outstanding under the Company's line of credit supported the increase in net sales and these payments in the period. The Company financed a higher level of inventory in the quarter as a result of late cancellations of orders by retailers in the second quarter. These cancellations were brought about by a soft retail market during the Christmas season. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall.

         On September 19, 1995, the Company and its lender amended their revolving line of credit agreement (the "Facility") to increase the Facility from $25,000,000 to $45,000,000 on substantially the same terms as the old Facility. The new Facility has a stated maturity date of September 30, 1997, whereupon it can be renewed successively on an annual basis. The Company paid a one time closing fee of $200,000 to the lender for the new Facility. Further, since the Company achieved minimum operating income of at least $3,000,000 for the year ended July 1, 1995, the new Facility has an interest rate per annum of 2% over the prime rate.

         On February 27, 1996, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Windmere Corporation ("Windmere"), a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Subject to the terms and conditions of the Stock Purchase Agreement, Windmere will purchase from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which will represent 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere would provide the Company: (i) $3,254,286 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620, which note would be secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The note is payable five years from the closing date of the Purchase and bears interest at 8% per annum payable quarterly. Windmere would also be granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which are outstanding on February 27, 1996 are exercised.

         The closing of the Purchase, currently anticipated in the middle of 1996, remains subject to a number of conditions, including approval of the Purchase by the stockholders of the Company. The Company plans on holding a special meeting of stockholders to consider the Purchase on June 25, 1996. There can be no assurance that the Purchase will be consummated.

         In the event the Purchase is consummated, Windmere and the Company would enter into a Marketing Cooperation Agreement, pursuant to which the parties would agree to participate in a variety of mutually satisfactory marketing cooperation efforts.

         Windmere and the Company would also enter into a Stockholder Agreement (the "Stockholder Agreement") and a Registration Rights Agreement (the "Registration Agreement") in the event the Purchase is consummated. Pursuant to the Stockholder Agreement, Windmere would be entitled to designate for election, so long as its ownership does not fall below 15%, that percentage of the Company's directors as is proportionate to its stock ownership percentage; provided that the number of directors designated by Windmere will in no event exceed 50% of the total number of directors. The Stockholder Agreement also contains provisions which, subject to specified time periods and exceptions, restrict the disposition by Windmere of shares of Common Stock and restrict purchases by Windmere of additional shares of Common Stock that would increase its percentage ownership interest. Subject to the foregoing restrictions on disposition of shares, the Registration Agreement would give Windmere certain demand and piggyback registration rights with respect to its shares of Common Stock.

         Windmere and the Company have entered into an agreement dated April 8, 1996 pursuant to which Windmere has agreed to extend to the Company a credit line of up to $1,000,000 until the closing of the Purchase. Such credit line is to be used exclusively for the purpose of purchasing products manufactured and sold by Windmere's wholly-owned subsidiary, Durable Electrical Metal Factory, Ltd. ("Durable"). Windmere has agreed that, after the closing of the Purchase, such credit line will be increased to $2,500,000; provided, however, that Windmere may increase or decrease such credit line from time to time as it, in its sole discretion, deems necessary or desirable. The Company is required to pay in full the total amount of each invoice from Durable within thirty days from the date of such invoice.

         Windmere and the Company have also entered into a loan agreement dated April 8, 1996 pursuant to which Windmere loaned $3,254,286 to the Company (the "Loan"), the proceeds of which are to be used by the Company for working capital and other corporate purposes. The principal balance of the Loan, together with all interest accrued thereon at 8% per annum, is due and payable upon the closing of the Purchase; provided, however, that upon the request of the Company, Windmere will apply the $3,254,286 cash portion of the consideration to be paid by Windmere in connection with the Purchase against the total amount outstanding and due under the Loan upon such closing. In the event that the Stock Purchase Agreement is terminated for any reason, then (i) the entire principal balance of the Loan, together with interest accrued thereon, will be due and payable on September 30, 1996, and (ii) the Company will issue to Windmere options to purchase up to 75,000 shares of Common Stock, which options will be immediately exercisable at an exercise price of $3.00 per share.

         The Loan is subordinated to the Company's indebtedness to its senior lenders and subject to such subordination, is secured by all of the inventory, equipment, fixtures, accounts receivable and general intangibles of the Company.

                          PART II:  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) The Company filed a report on Form 8-K dated February 27, 1996 reporting under Item 5 thereof regarding the Stock Purchase Agreement between the Company and Windmere and the transactions and other documents contemplated thereby.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SALTON/MAXIM HOUSEWARES, INC.


Date:  May 9, 1996                      /s/WILLIAM B. RUE
                                        ------------------------------------
                                        William B. Rue
                                        Senior Vice President and
                                        Chief Operating Officer
                                        (Duly Authorized Officer
                                        of the Registrant)

                                 EXHIBIT INDEX


Exhibit Number            Description of Document
- - --------------            -----------------------
         10.22            Loan Agreement dated
                          April 8, 1996 by and
                          between the Registrant
                          and Windmere Corporation

         27               Financial Data Schedule