Form 10-K405
period 1996-06-29
SALTON MAXIM HOUSEWARES INC
filed 1996-09-27
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 -   ACT OF 1934 [FEE REQUIRED]
    For The Fiscal Year Ended June 29, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Transition Period From ________ to ________
     Commission File number 0-19557

                         SALTON/MAXIM HOUSEWARES, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                     36-3777824
          (State or other jurisdiction of           (I.R.S. Employer Identification Number)
            Incorporation or organization
             MOUNT PROSPECT, ILLINOIS                                60056
      (Address of principal executive offices                     (Zip Code)

                                 (847) 803-4600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                                (Title of Class)

     Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 23, 1996 was approximately $28,218,500, computed on the basis of the last reported sale price per share ($7.25) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The number of shares of the Registrant's Common Stock outstanding as of September 25, 1996 was 13,017,144.

                      Documents Incorporated by Reference:

        PART OF FORM 10-K                       DOCUMENT INCORPORATED BY REFERENCE
- ---------------------------------    --------------------------------------------------------
Part III (Items 10, 11, 12 and       Portions of the Registrant's Definitive Proxy Statement
  13)                                to be used in connection with its 1996 Annual Meeting of
                                     Stockholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Salton/Maxim Housewares, Inc. (the "Company") designs and markets a broad range of small kitchen appliances, personal and beauty care appliances and decorative quartz wall and alarm clocks under the brand names of Salton(R), Maxim(R), Breadman(TM), Juiceman(TM), Salton Creations(TM), Salton Time(TM) and White-Westinghouse(R). The kitchen appliances currently marketed by the Company include espresso/cappuccino makers, waffle makers, rice cookers, coffee makers, sandwich makers, toasters, bread makers, Hotray(R) Warming trays, juice extractors, ice cream and yogurt makers, and a wide variety of other food preparation appliances. The Company's personal and beauty care appliances include hair dryers, Wet Tunes(R) shower radios, ProSteam(R) Irons, shavers, curling irons and brushes, makeup mirrors, massagers, manicure systems and facial saunas. The Company also markets, under a joint venture agreement, a thermal household grill product under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine." Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavy weight champion of the world. The Company contracts for the manufacture of most of its products with independent manufacturers located overseas, primarily in the Far East and Europe. The Company also manufactures and assembles certain appliances in its plant located in Kenilworth, New Jersey.

     On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable in five years and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

     In connection with the Purchase, Windmere and the Company also entered into a Stockholder Agreement (the "Stockholder Agreement") and a Registration Rights Agreement (the "Registration Agreement"). Pursuant to the Stockholder Agreement, Windmere is entitled to designate for election, so long as its ownership does not fall below 15%, that percentage of the Company's directors as is proportionate to its stock ownership percentage; provided that the number of directors designated by Windmere will in no event exceed 50% of the total number of directors. The following persons designated by Windmere were elected as directors of the Company on July 11, 1996: David M. Friedson, Chairman of the Board, President and Chief Executive Officer of Windmere; Harry D. Schulman, Senior Vice President of Windmere; Laurence S. Chud, M.D., Vice President Investment Banking of CP Banker & Company; and James Connolly, President of KQED Books and Video. There is now a total of eight directors serving on the Company's Board of Directors. The Stockholder Agreement also contains provisions which, subject to specified time periods and exceptions, restrict the disposition by Windmere of shares of Common Stock and restrict purchases by Windmere of additional shares of Common Stock that would increase its percentage ownership interest.

     The Company and Windmere also entered into a Marketing Cooperation Agreement (the "Marketing Cooperation Agreement"). Pursuant to the Marketing Cooperation Agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware.

     The Company's product strategy focuses on developing new products and enhancing existing products, then marketing those products under its and licensed established brand names to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. The Company designs its products in many contemporary styles and colors and with a wide variety of features. Management believes that the Company has a reputation in the industry for excellence in design, creative packaging and marketing of products, and innovative technology. It was the first to introduce warming trays, a combination espresso/cappuccino/drip coffee maker, shower radios, bread makers capable of using multiple grains of flours and Cell-U-Memo,(TM) the first voice memo recorder for use on cellular phones. The Company has had a number of products selected as top rated or best buy by various consumer magazines.

     The Company sells its products throughout the United States primarily to department stores, gourmet and lifestyle merchants, upscale mass merchandisers and through other direct distribution channels, direct mail catalogs and showrooms, specialty stores, warehouse clubs and beauty supply distributors. The Company markets through its own sales force and a network of approximately 145 independent commissioned sales representatives. Further, the Company sells certain of its products, namely Juiceman(TM) and the George Foreman Grill, direct to consumers through the use of paid half- hour television programs commonly referred to as "infomercials." The Company believes that its principal strengths include its marketing capabilities, its reputation with retailers, its proven ability to develop new products and enhance existing products, and its established brand names.

PRODUCTS

     The marketing of small kitchen appliances under the Salton(R) and Maxim(R) brand names permits the Company to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Products marketed under the Salton(R) brand name are designed to meet the needs of a broad range of consumers at a wide range of pricing points. These products include full-featured models as well as models which are marketed to budget conscious consumers. Small kitchen appliances marketed under the Maxim(R) brand name also offer retailers and consumers a wide selection of products, but with an emphasis on full-featured models, many of which are marketed at the higher end of the retail price range. Breadman(TM) and Juiceman(TM) products are included in the Maxim(R) brand name category. The Company's personal care products marketed under the Salton Creations(TM) brand name offer customers combinations of features, quality components and novel designs. For example, certain of the Company's hair dryers offer nine temperature settings and removable hair filters. Salton Time(TM) decorative quartz wall and alarm clocks are also included in the Salton Creations(TM) brand name category.

     The following table sets forth the approximate amounts and percentages of the Company's net sales by brand name during the periods shown.

                               FISCAL YEAR ENDED
                             (Dollars in Thousands)

                                                          JUNE 29, 1996              July 1, 1995
                                                      ----------------------     ----------------------
                                                                    PERCENT                    PERCENT
                                                      NET SALES     OF TOTAL     NET SALES     OF TOTAL
                                                      ---------     --------     ---------     --------
Salton(R).........................................     $31,005         31.3%      $34,601         44.9%
Maxim(R)..........................................      60,265          60.7       35,567          46.2
Salton Creations(TM)..............................       7,932           8.0        6,823           8.9
                                                       -------       -------      -------       -------
                                                       $99,202        100.0%      $76,991        100.0%
                                                       =======       =======      =======       =======

     Small kitchen appliances marketed by the Company fall within four product categories: (i) coffee and tea related products, (ii) thermal products, (iii) health conscious products and (iv) food preparation appliances. Coffee and tea related products and thermal products are the Company's most significant products. Sales of coffee and tea related products accounted for approximately 15% and 19% of the Company's net sales for fiscal 1996 and fiscal 1995, respectively. Sales of thermal products accounted for approximately 36% and 33% of the Company's net sales for fiscal 1996 and fiscal 1995, respectively.

SALTON(R) BRAND NAME

     The Salton(R) product line was first introduced in 1947 through the Hotray(R), a product still marketed by the Company. Other Salton(R) product introductions have featured innovative technology and design applications and opened up new product classifications for household use. These introductions include a yogurt maker, a peanut butter machine and the Wet Tunes(R) shower radios. The Salton(R) brand name has been in continuous use since 1947.

     Today, the Company designs and markets an extensive line of small kitchen appliances under the Salton(R) brand name. Salton(R) small kitchen appliances have helped establish fashion trends with all white and black appliances and now stainless steel and chrome finishes.

     The Company currently markets approximately 89 different models of small kitchen appliances and related products under the Salton(R) brand name within three product categories: (i) espresso/cappuccino/drip coffee makers and coffee-related accessories, (ii) thermal products and (iii) health conscious products. As used herein, the term "models" means stock-keeping units, which term includes different products as well as similar products with different features.

     ESPRESSO/CAPPUCCINO/DRIP COFFEE MAKERS. Since Cafe Salton(TM) was introduced in 1978 as the first triple function coffee appliance in the United States, the Company has developed Salton(R) espresso/cappuccino/drip coffee makers with a wide variety of features. These products include:

     The Three For All(R), a combination espresso/cappuccino/drip coffee maker with a patented 2 cup adapter for direct cappuccino-espresso brewing. The Company believes that the Three For All(R) coffee/cappuccino maker resulted in the creation of a new product category in the small kitchen appliance industry.

     The Cappuccino Expres(TM), a line of cappuccino espresso makers which make two to four cups of espresso in minutes. The patented steam jet froths milk for cappuccino while the coffee brews.

     The Ice Tea/Ice Coffeemaker, a combination ice tea/ice coffee maker with a patented brewing basket that makes quality ice tea or ice coffee.

The Company also designs and markets a broad range of coffee-related accessories, including coffee mills and grinders, mug warmer sets, electric kettles and replacement carafes.

     THERMAL PRODUCTS. The Company offers customers a broad range of thermal products under the Salton(R) brand name. These products include: the Snack 'N' Sandwich maker series; Cool Touch Toasters; and a variety of waffle makers including belgian, heartshape, and pizzelles.

     HEALTH CONSCIOUS PRODUCTS. This Salton(R) category includes a wide assortment of food preparation products targeted to health conscious consumers who are interested in preparing foods such as yogurt, juices and ice cream from natural ingredients. These products range from ice cream makers and yogurt makers to a variety of juicers, juice extractors, rice cookers and vegetable steamers. The principal products include: the Nutritionist(R) line of cool touch sealed environment rice cookers; the Yogurt Maker, a thermostatically controlled unit for producing homemade yogurt; the Big Chill(R), a frozen yogurt and ice cream maker; and a series of automatic rice cookers and steamers. George Foreman's Lean Mean Fat Reducing Grilling Machine(TM) is also included in this category. This product, which has a unique, patented design, grills meat, fish, chicken and vegetables evenly in minutes. The grill is double non-stick coated and the sloped cooking surface with patented grooves channels away measurable amounts of greasy fats into a separate tray.

MAXIM(R) Brand Name

     The Maxim(R) product line has been in existence since the late 1970's. The Company currently markets approximately 91 different models of small kitchen appliances and related products under the Maxim(R) brand name within five product categories: (i) espresso/cappuccino/drip coffee makers and coffee-related accessories, (ii) thermal products, (iii) food preparation appliances, (iv) Breadman(TM) and (v) Juiceman(TM).

     ESPRESSO/CAPPUCCINO/DRIP COFFEE MAKERS. Products marketed under the Maxim(R) brand name include:

     The Brewers' Choice(TM), an automatic coffee and tea maker with a re-usable gold filter and two independent brewing systems to brew two different beverages at the same time.

     The Caffe Bar(TM), a European-style combination espresso/cappuccino/coffee maker with separate controls for making coffee, espresso, cappuccino or steam only.

     THERMAL PRODUCTS. The Company markets a wide selection of toasters, waffle makers and ovens under the Maxim(R) brand name. This category includes:

     The Wide Mouth Toaster series, introduced in 1984, features microchip control for even toasting, a cool touch body and space saving contemporary designs.

     The Maxim Combi-Oven, a euro-styled combination conventional and toaster oven which bakes, broils, roasts, toasts and top browns with countertop convenience.

     The Convection Oven, a high efficiency air flow oven which cooks faster than a conventional oven.

     FOOD PREPARATION APPLIANCES. This Maxim(R) category offers customers a broad range of food preparation appliances such as electric woks, crepe makers, hand-held blenders, choppers and warming trays. Other food preparation appliances include:

     The Professional Wok, consisting of a 6- 1/2 quart capacity die-cast aluminum body with heavy gauge aluminum dome cover. A patented 1600 watt heating element design allows for even heat distribution for successful cooking with an electric wok.

     The Electric Brunch Pan, an electric pan with thick aluminum for uniform heat distribution, an easy to clean non-stick coating and a ready light to indicate proper cooking temperatures.

     The Donut Bites(TM), an electric donut maker, makes six light, crispy baked donuts, and other dessert creations. It has a cool touch housing and non-stick surface for easy use.

     The I Love Bagels, with patents pending for design and utility, "kettles" and convection bakes four full size bagels utilizing a non-stick interior and 1600 watts of power.

     BREADMAN.(TM) This Maxim(R) thermal product category offers l-l/2 pound capacity Breadmans(TM)and the 2 pound capacity Breadman Plus(TM), automatic bread bakers. These bread machines are pre-programmed to know exactly how long to mix, knead, rise and bake healthy, whole grain breads. The consumer just needs to add the ingredients and set the proper cycle to bake the bread. A window allows the consumer to see the entire bread making process without opening the lid. The machines have a programmable timer that allows a preset bake time up to twelve hours in advance. Additionally, the "Ultimate" breadmaking machine, Breadman Ultimate(TM), was introduced in fiscal 1996 with advanced software and patents pending features. It includes over 30 programs, fuzzy programming, pause buttons and an integrated fruit, nut and herb dispenser. Also, a full line of Breadman baking accessories was introduced in fiscal 1996.

     JUICEMAN.(TM) The products offered in this Maxim(R) food preparation category are the Juiceman(R) Jr. and the Juiceman(R) II healthy juice extractors.

     The Juiceman(R) Jr , a l/4 horsepower juicer offered at a competitive price. The machine is designed for fresh and healthy juicing using a wide variety of fruits and vegetables.

     The Juiceman(R) II, a preferred juicer used by serious health, fitness and juicing advocates. It has a powerful 1/2 horsepower, 690 watt motor, built-in speed control, and an extra large feed tube and pulp receptacle.

     The Juiceman(R) 210 and the Juiceman(R) 410 are elite professional series models with patented dual electronic speed. These products were introduced in 1995.

     The units come with a recipe planner and audio cassette.

SALTON CREATIONS(TM) BRAND NAME

     The Company introduced personal and beauty care appliances under the Salton Creations(TM)brand name in January 1989, and presently markets approximately 57 models of these and related products. Salton

Creations(TM) hair dryers feature high quality materials, long life motors and innovative design high air flow systems (which provide full drying power at reduced noise levels) and comply with Underwriters Laboratories' electrical standards. Hair dryers are offered in various sizes, shapes and colors and are designed to mix form and function to enable beauty professionals and consumers to correctly address power and heat to hair type and styling needs. These products have included: the Crazy Duck(TM) Hair Dryer, a colorful hair dryer in the shape of a duck featuring its own free-standing base; the Salton(TM) Turbo 1500, a hair dryer which offers 1500 watts of drying power and is made of shatter-resistant Lexan(TM) plastic; the Salton(TM) ProAir 1500, a hair dryer which features seven heat and speed settings, a removal hair trap filter and an extra long power cord; and the Snoopy(TM) Hair Dryer.

     The Company also offers a range of steam irons under the name ProSteam(R). The five models range in price and features to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers.

     In addition to hair dryers and steam irons, the Company designs and markets a variety of other personal and beauty care appliances under the Salton Creations(TM) brand name, including curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. The Wet Tunes(R) series of shower radios, introduced under the Salton(R) brand name in 1984, features an AM/FM radio with waterproof mylar speakers and wall mount brackets. Wet Tunes(R) radios are offered in several different shapes, sizes and colors, including Joe Cool(R), a Snoopy(TM) shower radio. Also included in this series are the Wet Reflections(TM), which has a light and fog-free mirror, the Wet Cassette(R) and the Wet Lantern(TM).

     The Company also has a "gifts" program designed for department stores. Under this program, the Company provides department stores with practical, special occasion, small gift products. The Company's gifts program for fiscal 1996 included five products, including a mini tool kit, calcutape, travel smoke alarm, emergency auto flasher, and deluxe art kit.

     The Company's Salton Time(TM) products, which are offered in the Salton Creations(TM) category and include decorative quartz wall and alarm clocks, have approximately 153 different models. Salton Time(TM) has introduced a number of innovative products such as the waterproof Wet Times(TM)indoor/outdoor clock.

NEW PRODUCT DEVELOPMENT

     Management believes that the enhancement and extension of the Company's existing products and the development of new product categories are necessary for the Company's continued success and growth. The Company directs the style and content of its products to meet customer requirements for quality, product mix and pricing. Company employees work closely with both retailers and suppliers to identify trends in consumer preferences and to generate new product ideas. The Company's product design and engineering department evaluates new ideas and seeks to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences.

     During fiscal 1996, the Company introduced 95 new product models, 24 under the Salton(R)brand name, 21 under the Maxim(R) brand name and 50 under the Salton Creations(TM) brand name, which included 45 quartz wall and alarm clocks under Salton Time(TM). During fiscal 1995, the Company introduced 114 new product models, 23 under the Salton(TM) brand name, 23 under the Maxim(R) brand name and 68 under the Salton Creations(TM) brand name, which included 59 quartz wall and alarm clocks under Salton Time(TM).

MARKETING AND DISTRIBUTION

     The Company's products are marketed throughout the United States under its trademarks Salton(R), Maxim(R), Breadman(TM), Juiceman(TM), Salton Creations(TM) and Salton Time(TM) primarily through department stores, gourmet and lifestyle merchants, upscale mass merchandisers, direct mail catalogs and showrooms, national chains, specialty stores, warehouse clubs and beauty supply distributors. The Company is also expanding its retailer base for certain of its products to include drug stores, supermarkets and medium scale mass merchandisers, as well as additional retailers within its existing channels of distribution.

     The Company's total net sales to its five largest customers during fiscal 1996 and 1995 were 55% and 52%, respectively. Two of the company's customers, Federated Department Stores (including the merged operations of Macy's and its affiliates) and Dayton Hudson and its affiliates, each accounted for in excess of

10% of the Company's net sales during fiscal 1996. The combined net sales to these two entities, which consist of 8 distinct buying units for Federated Department Stores and two distinct buying units for Dayton Hudson (including its Target subsidiary), represented 28% of the Company's net sales during fiscal 1996. In fiscal 1995, two of the Company's customers, Macy's and its affiliates and Dayton Hudson and its affiliates, each accounted for in excess of 10% of the Company's net sales. The combined net sales to these two entities, which consisted of two distinct buying units for Macy's and two distinct buying units for Dayton Hudson (including its Target subsidiary), represented 26% of the Company's net sales during fiscal 1995.

     The Company closely manages credit policies with respect to its customer base. Other than the Macy's bankruptcy, the Company has not suffered significant credit losses to date, during a period of time when many major retailers, including customers of the Company, experienced significant financial difficulties, some filing for protection under bankruptcy laws. As such, however, a significant concentration of the Company's business activity is with entities whose ability to meet their obligations with the Company is dependent upon prevailing economic conditions within the retail industry.

     The Company relies on its management's ability to determine the existence and extent of available markets for its products. Company management has extensive marketing and sales background and devotes a significant portion of its time to marketing-related activities. The Company markets both its small kitchen appliances and personal and beauty care appliances primarily through its own sales force and approximately 145 independent sales representatives. The Company's representatives are located in all states and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally terminable by either party upon 30 days notice.

     Management directs its marketing efforts toward retailers and believes that obtaining favorable product placement at the retail level is an important factor in the small appliance market, especially when introducing new products. The Company has an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically in response to many retailers' preference for paperless order systems.

     In addition to directing its marketing efforts toward retailers, the Company provides promotional support for its products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. The Company believes that these promotional activities are important to strengthening the Company's brand name recognition.

     The Company also emphasizes the design and packaging of its products in order to increase their appeal to consumers and to stand out among other brands on retailers' shelves. Management believes that distinctive packaging, designed to answer consumers' questions concerning the Company's products, has resulted in increased shelf space and greater sales. Many of the Company's products are sold with instruction books and/or recipe books. Furthermore, the Company includes VHS Video Manuals(TM) with selected espresso/cappuccino makers and bread makers to provide step by step guidelines for the use and care of such products.

SOURCES OF SUPPLY

     Most of the Company's products are manufactured to the Company's specifications by over 26 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Management believes that the Company maintains good business relationships with its overseas manufacturers. The Company also manufactures and assembles woks and warming trays in its plant located in Kenilworth, New Jersey.

     The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer for any of its products. However, during fiscal 1996, two manufacturers located in Hong Kong accounted for approximately 26% and 15%, respectively of the Company's product purchases. During fiscal 1995, two manufacturers accounted for approximately 17% and 11% of the Company's product purchases. The Company believes that the loss of any one manufacturer would not have a long-term material adverse effect on the Company because other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short-term, adversely effect the Company's business until alternative supply arrangements were secured.

     Because of the overseas locations of its manufacturers, the Company is subject to the risk of production delays due to the unavailability of parts and components, transportation delays due to strikes and work stoppages, political unrest, import restrictions and other factors which could have an adverse effect on the business of the Company.

     The Company's purchase orders are generally made in United States dollars in order to maintain continuity in the Company's pricing structure and to limit exposure to currency fluctuations. The Company's policy is to maintain an inventory base to service the seasonal demands of its customers. In certain instances, the Company places firm commitments for products from six to twelve months in advance of receipt of firm orders from customers.

     The Company believes that it has enjoyed good working relations with its manufacturers located in the People's Republic of China. Management believes that production currently conducted in the People's Republic of China could be relocated to other low cost Far East manufacturing locations, including Hong Kong, with only temporary disruption and delay. However, the Company could be adversely affected if demand for its products decreases due to a disruption in production and delivery, or due to higher prices which result from increased manufacturing costs or unfavorable changes in trade policy.

     Quality assurance is particularly important to the Company and its product shipments are required to satisfy quality control tests established by its internal product design and engineering department. The Company employs an independent agent in Hong Kong to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

COMPETITION

     The small appliance industry is mature and highly competitive. Competition is based upon price and quality, as well as innovation in the design of replacement models and in marketing and distribution approaches. The Company competes with established companies with substantially greater facilities, personnel, financial and other resources than those of the Company. In the sale of small kitchen appliances, the Company competes with, among others, Braun, Inc. (a wholly owned subsidiary of the Gillette Company), Krups, Rowenta, Inc. and Sunbeam/Oster. In the sale of personal care small appliances, the Company principally competes with Clairol, Inc. (wholly-owned subsidiary of Bristol-Myers Squibb Company), Conair Corporation, Vidal Sassoon and Andis.

     Management believes that the success of the Company is dependent on the ability of the Company to offer a broad range of existing products and to continually introduce new products and enhancements to existing products which have substantial consumer appeal based upon price, design, performance and features. The Company also believes that its trademarks, particularly Salton(R), Maxim(R), Breadman(TM), Juiceman(TM), Salton Creations(TM) and Salton Time(R), are important to the Company's ability to compete effectively.

EMPLOYEES

     As of June 29, 1996, the Company employed 122 persons, of whom approximately 31 persons, who work at the Company's Kenilworth, New Jersey facility, were covered by a collective bargaining agreement which expires February 28, 1999. The Company generally considers its relationship with employees to be satisfactory and has never experienced a work stoppage.

REGULATION

     The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. In general, the Company has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on the Company's business. Most of the Company's products are listed by Underwriters Laboratories, Inc. ("UL"), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. Satisfaction of the standards of UL for the Company's consumer electrical appliances is important to the Company; however, the Company has not experienced difficulty in satisfying such standards.

BACKLOG

     Orders for the Company's products are typically subject to cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 29, 1996, the Company had a backlog of approximately $60 million compared to approximately $40 million as of July 1, 1995. The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

SEASONALITY

     The Company believes that sales of its products are seasonal, with higher sales during the months of August through November.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

     The Company holds a number of patents and trademarks registered in the United States and foreign countries for various products and processes. The Company has registered its trademarks with the United States Patent and Trademark Office. The Company considers these trademarks to be of considerable value and of material importance to its business.

     The Company holds numerous domestic and international patents, including design patents. The Company believes that none of the Company's product lines is dependent upon any single patent or group of patents.

     During 1996, the Company entered into license agreements with White-Consolidated Industries, Inc. for use of the White-Westinghouse(R) trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant the Company the exclusive right and license to use the White-Westinghouse(R) trademark in the United States and Canada in exchange for certain license fees, royalties and minimum royalties. The license agreements also contain minimum sales requirements which, if not satisfied, may result in the termination of the agreements. The license agreements are also terminable upon a breach by the Company.

     In 1995, the Company entered into a joint venture agreement (the "Joint Venture") with George Foreman Products, Inc., a Nevada corporation, and Benjamin H., a California corporation. The name of the Joint Venture is "Salton/Maxim Presents George Foreman, A Joint Venture." The Joint Venture is engaged solely in the business of acquiring, selling and distributing a thermal household grill product under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine." Each "Joint Venture" partner has certain percentage ownership interests in the venture. Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavy weight champion of the world.

WARRANTIES

     The Company's products are generally sold with a limited one-year warranty from the date of purchase. In the case of defects in material or workmanship, the Company agrees to replace or repair the defective product without charge. To date, the Company has not experienced significant warranty claims.

ITEM 2.  PROPERTIES

     The Company does not own any facilities. A summary of the Company's leased properties is as follows:

           LOCATION               DESCRIPTION    AREA (SQ. FT.)      EXPIRATION
- ------------------------------  ---------------  --------------   -----------------
Mt. Prospect, IL..............  Executive
                                offices,
                                warehousing and
                                repair facility      34,600       June 30, 1999
Kenilworth, NJ................  Manufacturing
                                and
                                warehouse/distribution
                                facilities           78,000       March 31, 2000
Long Beach, CA................  Warehouse and
                                distribution
                                facility             34,328       March 14, 1998
Mt. Prospect, IL..............  Consumer
                                Service office        3,018       June 30, 1999
Gurnee, IL....................  Retail outlet         1,995       October 18, 1997
North Bergen, NJ..............  Block
                                warehousing and
                                distribution
                                facility             56,000       July 1, 1997
Long Branch, NJ...............  Block retail
                                outlet                1,200       Month-to-month
New York, NY..................  Block office         11,500       December 31, 1996

     Facilities in public warehouses have been used to service the Company's needs during the last twelve months.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation will not have a material adverse effect on the financial condition or results of operations of the Company. The Company also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which it is not insured.

     The Company was named as a defendant in DEERFIELD HOUSEWARES, INC. F.K.A. SALTON, INC. V. SALTON HOUSEWARES, INC. N.K.A. SALTON/MAXIM HOUSEWARES GROUP, which was filed on or about October 28, 1991 in the Circuit Court of Cook County, Illinois. The complaint claimed $815,000 in damages from an alleged failure of the Company to assist in the collection of certain receivables alleged to have been outstanding at the time of the Company's acquisition of assets of Salton, Inc. in September, 1988. The Company had filed a counter claim against Deerfield Housewares, Inc. seeking indemnification of defense costs and any liability judgments entered against the Company in the ULLMAN-BRIGGS, INC.
V. SALTON/MAXIM HOUSEWARES, INC. lawsuit described below. The case was settled in June, 1996 for an insignificant amount.

     The Company has also been named as a defendant in ULLMAN-BRIGGS, INC. V. SALTON/MAXIM HOUSEWARES, INC., which was filed on or about November 6, 1991 in the United States District Court for the District of New Jersey. Ullman Briggs was awarded a judgment in the amount of approximately $645,641 plus interest against Salton, Inc. The action alleges that the Company is liable to Ullman-Briggs for such amount because the sale of assets of Salton, Inc. to the Company in 1988 was a fraudulent conveyance. The action seeks damages in the amount of approximately $645,641 plus interest and punitive damages in the amount of $500,000, and costs and disbursements occasioned as a result of the action. The Company expects this case to go to trial in calendar year 1996. The Company believes this action to be without merit.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  The Company held a Special Meeting of Stockholders on July 10, 1996.

     (b)  Not applicable.

     (c) At the Company's Special Meeting of Stockholders, the stockholders approved the terms of the Company's Stock Purchase Agreement with Windmere-Durable Holdings, Inc. ("Windmere"), and the transactions contemplated thereby, including: (i) the issuance and sale by the Company to Windmere of 6,508,572 shares of newly issued common stock, par value $.01 per share, of the Company (the "Common Stock") (50% of the outstanding Common Stock after such issuance) for $3,254,286 in cash, a promissory note in the amount of $10,847,620 and 748,112 shares of common stock, par value $.10 per share, of Windmere; and (ii) the grant to Windmere of the rights, preferences and privileges and acceptance and performance by the Company of the restrictions and obligations contained in the Stock Purchase Agreement and the exhibits thereto, including the Stockholder Agreement and the Registration Rights Agreement. The aggregate number of votes cast for, against or withhold for the Stock Purchase Agreement was 4,017,021, 23,929, and 9,475, respectively.

     (d)  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT1

     The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.

                   NAME                     AGE                POSITION AND OFFICE HELD
- ------------------------------------------  ---   --------------------------------------------------
Leonhard Dreimann.........................  48    President and Chief Executive Officer
David C. Sabin............................  46    Chairman of the Board and Secretary
William B. Rue............................  49    Chief Operating Officer and Senior Vice President

- ---------------

1 The description of Executive Officers called for in this item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation SK.

     Set forth below is a brief description of the background of those executive officers of the Company who are not also Directors of the Company. Information with respect to the background of those executive officers who are also Directors of the Company is incorporated herein by reference as set forth in
Part III, Item 10, of the Company's Annual Report on Form 10-K.

     WILLIAM B. RUE has served as Chief Operating Officer and Senior Vice President since December, 1994 and as Chief Financial Officer, Vice President and Treasurer of the Company since September, 1988. From 1985 to 1988, he was treasurer of SEVKO, Inc. From 1982 to 1984, he was vice president-finance of Detroit Tool Industries Corporation. Prior to that time, Mr. Rue had been employed since 1974 by the accounting firm of Touche Ross & Co.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The registrant's Common Stock is traded on the NASDAQ National Market under the symbol "SALT". The following table sets forth the range of high and low bid prices of the Common Stock for the years ended June 29, 1996 and July 1, 1995 as reported by the NASDAQ system.

                                                                       HIGH   LOW
                                                                       ----   ---
            YEAR ENDED JUNE 29, 1996
            First Quarter............................................  3 3/8  1 5/8
            Second Quarter...........................................  4 1/8  2 1/2
            Third Quarter............................................    4    2 1/2
            Fourth Quarter...........................................  5 1/4  2 1/4
            YEAR ENDED JULY 1, 1995
            First Quarter............................................  2 3/8  1 3/4
            Second Quarter...........................................  3 1/2    2
            Third Quarter............................................  4 1/2  2 3/4
            Fourth Quarter...........................................  3 5/8  2 1/16

     As of September 18, 1996, there were approximately 462 holders of record of the common stock of the Company. The Company has paid no dividends on the Common stock and it is the Company's present intention to retain earnings to finance the expansion of its business. The Company's current lending agreement further restricts its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for Salton/Maxim Housewares, Inc. are derived from the Company's audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto. (In thousands, except per share data.)

                          STATEMENT OF OPERATIONS DATA

                                            JUNE                                JUNE        JUNE
                                             29,       JULY 1,     JULY 2,       26,         27,
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
Net sales..............................    $99,202     $76,991     $48,807     $50,661     $48,699
Cost of sales..........................     66,923      55,552      37,333      39,814      37,711
Distribution expenses..................      5,856       4,569       3,412       3,746       3,323
                                           -------     -------     -------     -------     -------
Gross profit...........................     26,423      16,870       8,062       7,101       7,665
Selling, general, and administrative
  expenses.............................     21,343      13,142       8,470       8,467       9,525
                                           -------     -------     -------     -------     -------
Operating income (loss)................      5,080       3,728        (408)     (1,366)     (1,860)
Interest expense.......................      3,934       3,057       2,047       1,643       2,258
Class action lawsuit expense...........                                489         142         749
                                           -------     -------     -------     -------     -------
Income (loss) before taxes.............      1,146         671      (2,944)     (3,151)     (4,867)
                                           -------     -------     -------     -------     -------
Income tax benefit (expense)...........      3,450         (20)
                                           -------     -------     -------     -------     -------
Net income (loss)......................    $ 4,596     $   651     $(2,944)    $(3,151)    $(4,867)
                                           =======     =======     =======     =======
Increase in value of Westinghouse
  warrant..............................                                                      3,286
                                                                                           -------
Net loss to stockholders after
  repurchase of warrant................                                                    $(8,153)
                                                                                           =======
Weighted average shares outstanding....      6,628       5,901       5,050       4,950       4,115
Net income (loss) per share............    $  0.69     $  0.11     $ (0.58)    $ (0.64)    $ (1.18)
Net income (loss) available to
  stockholders after repurchase of
  warrant..............................    $  0.69     $  0.11     $ (0.58)    $ (0.64)    $ (1.98)
Balance Sheet Data:
  Working capital......................    $12,244     $ 9,072     $ 9,290     $10,768     $15,127
  Total assets.........................     59,481      41,121      38,635      35,797      40,652
  Long-term debt.......................      3,754         900       4,374         974       2,974
  Stockholders' equity.................     19,925      15,329      10,736      13,638      16,789

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales for the fiscal year ended June 29, 1996 were $99.2 million as compared to net sales of $77 million for the fiscal year ended July 1, 1995, an increase of 28.8% or $22.2 million. This increase in sales was primarily attributable to increased sales of the Breadman(TM) and Juiceman(TM) products.

     Gross profit in 1996 was $26.4 million or 26.6% of net sales as compared to $16.9 million or 21.9% of net sales in 1995. Cost of goods sold decreased during the period to 67.5% of net sales compared to 72.2% in 1995. Distribution expenses were approximately $5.9 million or 5.9% of net sales in 1996 as compared to $4.6 million or 5.9% of net sales in 1995. Freight out expenses increased to $2.9 million or 3.0% of net sales in 1996 from $2.3 million or 3.0% of net sales in 1995 due to the increase in net sales. However, gross profit and cost of goods sold in 1996 as a percentage of net sales were improved primarily due to a continuing shift towards more favorable mix of sales of higher gross margin items when compared to 1995.

     Selling, general and administrative expenses increased to $21.3 million or 21.5% of net sales in 1996 compared to $13.1 million or 17.1% of net sales in 1995. Expenditures for television, certain media and cooperative advertising coverages of the Company and its products increased about $5.4 million in 1996 compared to 1995. Sales commissions in 1996 were $1.2 million or 1.2% of net sales compared to $1.2 million or 1.5% of net sales in 1995. Variable costs associated with selling activities increased to $3.6 million or 3.6% of net sales in 1996 compared to $1.8 million or 2.4% of net sales in 1995. This increase is primarily attributable to increases of royalties on sales of licensed products and selling and administrative costs associated with the Company's direct television sales programs. All other costs were $6.3 million or 6.4% of net sales in 1996 compared to $5.2 million or 6.8% of net sales in 1995.

     Interest expense in 1996 was approximately $3.9 million as compared to $3.1 million a year ago. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 11.1% in 1996 compared to 11.2% in 1995. The average amount outstanding under the Company's revolving line of credit increased about $7.4 million when compared to the average amount outstanding in the same period a year ago. This and other working capital increases were used primarily to finance higher net sales and higher levels of inventory and accounts receivable in 1996 when compared to 1995.

     The Company had net income after income taxes of $4.6 million or $0.69 per share in 1996 compared to net income after income taxes of $651,000 or $0.11 per share in 1995. The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The Company has re-assessed the measurement of deferred tax assets based on available evidence and concluded that these assets at June 29, 1996 are anticipated to be realized. Accordingly, the Company released previously recorded valuation allowances which resulted in an income tax benefit of $3.5 million in 1996 compared to an income tax expense of $20,000 in 1995. Excluding the effect of this income tax benefit, net income after income taxes would have been $1.1 million in 1996 compared to net income after income taxes of $651,000 in 1995. Net operating loss carryforwards were used in 1996 and 1995 to significantly offset the income taxes payable. Weighted average common shares outstanding were 6,628,236 in 1996 and 5,901,133 in 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for the fiscal year ended July 1, 1995 were $77 million as compared to net sales of $48.8 million for the fiscal year ended July 2, 1994, an increase of 57.8% or $28.2 million. This increase in sales was primarily attributable to increased sales of the Breadman(TM) bread makers, Juiceman(TM) juice extractors and the Popeil Pasta Maker(TM). These Salton/Maxim products commenced shipping in the second half of fiscal 1994.

     Gross profit in 1995 was $16.9 million or 21.9% of net sales as compared to $8.1 million or 16.5% of net sales in 1994. Cost of goods sold decreased during the period to 72.2% of net sales compared to 76.5% in 1994. Distribution expenses were approximately $4.6 million or 5.9% of net sales in 1995 as compared to $3.4 million or 7% of net sales in the same period in 1994. Distribution costs, as a percentage of net sales, decreased mainly because of certain costs which were fixed or did not increase in proportion to the increase in net sales. Freight out expenses increased to $2.3 million or 3.0% of net sales in 1995 from $1.5 million or 3.1% of net sales in 1994 due to the increase in net sales. However, gross profit and cost of goods sold in 1995 as a percentage of net sales were improved primarily due to cost reductions obtained on certain products and a more favorable mix of sales of higher gross margin items when compared to 1994.

     Selling, general and administrative expenses increased to $13.1 million or 17.1% of net sales in 1995 compared to $8.5 million or 17.4% of net sales in 1994. Advertising expenditures for television, certain media and cooperative coverages of the Company and its products increased about $2.7 million in 1995 compared to 1994. In 1995, the Company adopted a change in accounting for advertising costs. This change increased advertising expense and reduced net income by approximately $553,000. Sales commissions in 1995 were approximately $287,000 higher than 1994 as a result of the increase in net sales. All other selling, general and administrative expenses were 9.2% of net sales in 1995 compared to 11.1% last year. This 2.1% decrease was attributable to higher net sales and certain costs which were fixed or did not increase in proportion to the increase in net sales.

     Interest expense in 1995 was approximately $3.1 million as compared to $2.0 million in 1994. The average amount outstanding under the Company's revolving line of credit increased about $2.6 million when compared to the average amount outstanding in the same period in 1994. This and other working capital increases were used primarily to finance higher net sales. The Company's rate of interest on these amounts outstanding increased to a weighted average annual rate of about 11.2% in 1995 compared to 8.7% in 1994. In 1995, the Company's borrowing rate was 2- 1/2% over the prime rate of interest compared to a 2% over the prime rate in 1994. This borrowing rate increase contributed to the weighted average annual rate increases, however, the higher weighted average rate is primarily due to increases in the prime rate of interest during 1995 when compared to 1994. The remaining increase was mainly the result of the amortization of purchase discount associated with payments related to the Breadman(TM) and Juiceman(TM) product line acquisition and amortization of loan origination fees associated with the Company's new revolving credit agreement.

     There was no class action lawsuit settlement expense in 1995 compared to expense of $489,000 in 1994. The Company completed the settlement process for its class action lawsuit by issuing 394,520 shares of the Company's common stock in the third quarter ended April 1, 1995. The issuance of these shares increased weighted average shares outstanding in 1995, thereby diluting earnings per share.

     The Company had net income before income taxes of $671,000 or $0.11 per share in 1995 compared to a net loss of $2.9 million or $0.58 per share in 1994. Net income after income taxes in 1995 was $651,000 or $0.11 per share compared to a net loss of $2.9 million or $0.58 per share in 1994. Net operating loss carryforwards were used in 1995 to significantly offset the income taxes payable. Weighted average common shares outstanding were 5,901,133 in 1995 and 5,050,270 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1996, the Company used net cash of $3.6 million in operating activities and net cash of $4.3 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $7.8 million for these purposes and for the repayments of subordinated debt and payments for product-line acquisitions aggregating $1.4 million. At June 29, 1996, the Company had approximately $24.1 million outstanding as drawings under its revolving line of credit (the "Facility"). Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. Under the terms of the Facility, the Company had the ability at June 29, 1996 to borrow a total of approximately $26.7 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under the Facility and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months. The Company currently has budgeted approximately $2.0 million in capital expenditures for the fiscal year ending June 28, 1997.

     The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

     On September 19, 1995, the Company and its lender amended the Facility to increase the Facility from $25,000,000 to $45,000,000 on substantially the same terms as the old Facility. The new Facility has a stated maturity date of September 30, 1997, whereupon it can be renewed successively on an annual basis. The Company paid a one time closing fee of $200,000 to the lender for the new Facility. Further, since the Company achieved minimum operating income of at least $3,000,000 for the year ended July 1, 1995, the new Facility has an interest rate per annum of 2% over the prime rate.

     On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of

Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere paid the Company: (i) $3,254,286 in cash, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the closing date of the acquisition. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on Block China's financial performance over a three-year period.

ACCOUNTING PRONOUNCEMENTS

     The Company's trade names and, in some instances, specific products, are promoted from time to time through television and print media advertising purchased directly by the Company. During fiscal year 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs," issued by the American Institute of Certified Public Accountants. This statement requires the Company to recognize advertising and promotion costs as expense in the period incurred. Prior to fiscal year 1995, such costs were generally deferred and amortized over the period of anticipated promotional benefit, not exceeding 24 months.

     The effect of this accounting change was to decrease net income and net income per common and common equivalent share by approximately $1,374,000 and $0.21, respectively, for the year ended June 29, 1996 and $553,000 and $0.09, respectively, for the year ended July 1, 1995.

        The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation" in fiscal year 1997. The Company believes that the adoption of these statements will not have a material effect on the Company's financial statements.


EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE

     The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company generally negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, the Company's cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton/Maxim Housewares, Inc.
Mount Prospect, Illinois

We have audited the accompanying balance sheets of Salton/Maxim Housewares, Inc. as of June 29, 1996 and July 1, 1995 and the related statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended June 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton/Maxim Housewares, Inc. as of June 29, 1996 and July 1, 1995 and the results of its operations and its cash flows for each of the three years in the period ended June 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for advertising costs in 1995.


Deloitte & Touche LLP

September 20, 1996
Chicago, Illinois

SALTON/MAXIM HOUSEWARES, INC.

BALANCE SHEETS
JUNE 29, 1996 AND JULY 1, 1995

                                                                       1996           1995
                                                                    ----------     ----------
ASSETS
CURRENT ASSETS:
  Cash..........................................................    $    3,983     $    5,849
  Accounts receivable, less allowance:
     1996--$1,900,000; 1995--$1,900,000.........................    15,870,626     13,475,451
  Inventories...................................................    28,287,965     19,440,832
  Prepaid expenses and other current assets.....................     1,934,006      1,041,664
  Deferred tax assets...........................................     1,949,315         --
                                                                    ----------     ----------
     Total current assets                                           48,045,895     33,963,796
PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling.............................................    12,373,478      8,412,410
  Warehouse equipment...........................................       296,168        277,015
  Office furniture and equipment................................     1,929,683      1,650,250
                                                                    ----------     ----------
                                                                    14,599,329     10,339,675
  Less accumulated depreciation.................................    (8,367,736)    (6,784,559)
                                                                    ----------     ----------
                                                                     6,231,593      3,555,116
  INTANGILES, NET OF ACCUMULATED AMORTIZATION...................     3,670,533      3,602,232
  NON-CURRENT DEFERRED TAX ASSETS...............................     1,533,069
TOTAL ASSETS....................................................   $59,481,090    $41,121,144
                                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit......................................    $24,095,382   $17,860,444
  Accounts payable..............................................    10,057,195      5,407,169
  Accrued expenses..............................................     1,164,851        618,636
  Accrued interest payable......................................        67,932          8,726
  Current portion--Subordinated Debt............................       416,669        600,000
  Other current liabilities ....................................        --            396,878
                                                                    ----------     ----------
     Total current liabilities                                      35,802,029     24,891,853
LONG-TERM PORTION SUBORDINATED DEBT.............................       500,000        900,000
DUE TO WINDMERE.................................................     3,254,286
     Total Liabilities..........................................    39,556,315     25,791,853
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
     2,000,000 shares, no shares issued
  Common Stock, $.01 par value; authorized,
     20,000,000 shares; shares issued and outstanding:
     1996--6,508,572; 1995--6,508,572...........................        65,086         65,086
  Additional paid-in capital....................................    29,292,946     29,292,946
  Accumulated deficit...........................................    (9,433,257)   (14,028,741)
                                                                    ----------     ----------
     Total stockholders' equity                                     19,924,775     15,329,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................   $59,481,090    $41,121,144
                                                                   ===========    ===========

                       See notes to financial statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                            STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994

                                                        1996           1995           1994
                                                     ----------     ----------     ----------
Net sales........................................... $99,202,415    $76,991,270    $48,807,136
Cost of goods sold..................................  66,923,141     55,551,782     37,332,662
Distribution expenses...............................   5,856,477      4,569,681      3,412,533
                                                     -----------    -----------    -----------
Gross profit........................................  26,422,797     16,869,807      8,061,941
Selling, general and administrative expenses........  21,342,872     13,142,207      8,470,268
                                                     -----------    -----------    -----------
Operating income (loss).............................   5,079,925      3,727,600       (408,327)
Interest expense....................................   3,934,325      3,056,570      2,046,385
Class action lawsuit expense........................                                   489,000
                                                     -----------    -----------    -----------
Income (loss) before income taxes...................   1,145,600        671,030     (2,943,712)
Income tax benefit (expense)........................   3,449,884        (20,000)
                                                     -----------    -----------    -----------
Net income (loss)................................... $ 4,595,484    $   651,030    $(2,943,712)
                                                     ===========    ===========    ===========
Weighted average common and common equivalent shares
  outstanding.......................................   6,628,236      5,901,133      5,050,270
Net income (loss) per common and common equivalent
  share:
  Net income (loss)................................. $      0.69    $      0.11    $     (0.58)

                      See Notes To Financial Statements


                         SALTON/MAXIM HOUSEWARES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JUNE 29, 1996, JULY 1, 1995, AND JULY 2, 1994

                                                                                               TOTAL
                                                             ADDITIONAL      ACCUMULATED   STOCKHOLDER'S
                                 SHARES     COMMON STOCK   PAID-IN CAPITAL     DEFICIT        EQUITY
                                ---------   ------------   ---------------   -----------   -------------
BALANCE, JUNE 26, 1993........  $4,950,000    $ 49,500       $25,324,292     $(11,736,059)  $ 13,637,733
  Loan guarantee shares issued
     to Mesirow/Duquesne......    150,000        1,500            40,583                          42,083
  Net loss for fiscal 1994....                                                (2,943,712)     (2,943,712)
                                ----------    --------       -----------     -----------    ------------
BALANCE, JULY 2, 1994.........  5,100,000       51,000        25,364,875     (14,679,771)     10,736,104
  Class action lawsuit
     settlement...............    394,520        3,945           896,055                         900,000
  Conversion of subordinated
     debt and related accrued
     interest to equity.......  1,014,052       10,141         3,032,016                       3,042,157
  Net income for fiscal
     1995.....................                                                   651,030         651,030
                                ----------    --------       -----------     -----------    ------------
BALANCE, JULY 1, 1995.........  6,508,572       65,086        29,292,946     (14,028,741)     15,329,291
  Net income for fiscal
     1996.....................                                                 4,595,484       4,595,484
                                ----------    --------       -----------     -----------    ------------
BALANCE, JUNE 29, 1996........  $6,508,572    $ 65,086       $29,292,946     $(9,433,257)   $ 19,924,775
                                ==========    ========       ===========     ===========    ============

                       See notes to financial statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                            STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JULY 2, 1994

                                                         1996           1995           1994
                                                      ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss).................................    $4,595,484     $  651,030    $(2,943,712)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Change in deferred taxes........................    (3,482,384)
  Depreciation and amortization...................     2,195,510      1,986,369      1,549,787
  Noncash class action lawsuit expense............                                     489,000
  Noncash loan guarantee expense..................                                      42,083
  Changes in assets and liabilities:
     Accounts receivable..........................    (2,395,175)    (2,323,909)    (1,937,516)
     Inventories..................................    (8,847,133)       617,614      1,382,509
     Prepaid expansion and other current assets...      (892,342)       562,545       (306,860)
     Accounts payable.............................     4,650,026      2,056,488        (44,885)
     Accrued expenses.............................       546,215         39,134        182,131
     Accrued class action lawsuit settlement
       fees.......................................                     (100,000)        (5,705)
     Accrued interest.............................        59,206         44,186        224,033
                                                      ----------      ---------      ---------
          Net cash provided by (used in) operating
            activities............................    (3,570,593)     3,533,457     (1,369,135)
                                                      ----------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................    (4,279,838)    (2,327,490)      (404,930)
                                                      ----------      ---------      ---------
          Net cash used in investing activities...    (4,279,838)    (2,327,490)      (404,930)
                                                      ----------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit......     6,234,938      1,071,384      2,221,817
  Repayment of subordinated note payable to
     bank.........................................      (583,331)
  Proceeds from subordinated debt and due to
     Windmere.....................................     3,254,286      1,000,000
  Payment for product line acquisitions...........      (814,939)    (2,529,571)      (447,752)

  Financing costs.................................      (242,389)      (743,431)
                                                      ----------      ---------      ---------

          Net cash provided by (used in) financing
            activities............................     7,848,565     (1,201,618)     1,774,065
                                                      ----------      ---------      ---------

NET INCREASE (DECREASE) IN CASH...................        (1,866)         4,349
CASH -- Beginning of Period.......................         5,849          1,500          1,500
                                                      ----------      ---------      ---------
CASH -- End of Period.............................    $    3,983     $    5,849     $    1,500
                                                      ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest.....................................    $3,510,123     $2,780,008     $1,651,397
     Income taxes.................................        10,000         20,000        (14,400)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  A long-term debt obligation of $3,121,000 was
     incurred in conjunction with a product-line
     acquisition in fiscal 1994.

                       See notes to financial statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS

           Years ended June 29, 1996, July 1, 1995 and July 2, 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton/Maxim Housewares, Inc. ("SMHI" or the "Company") principally imports, distributes and sells small electrical appliances for the home through major retail markets and direct marketing distribution channels in the United States.

     USE OF ESTIMATES -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING PERIOD -- The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 29, 1996 and July 1,1995 consisted of 52 weeks. The year ended July 2, 1994 consisted of 53 weeks.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, not to exceed 5 years. For tax purposes, assets are depreciated using accelerated methods.

     INTANGIBLE ASSETS -- Intangible assets, which are amortized over their estimated useful lives, consist of:

                                                          USEFUL LIFE     JUNE 29,       JULY 1,
                                                          (IN YEARS)        1996          1995
                                                          -----------     ---------     ---------
Goodwill................................................      40          $ 295,238     $ 308,789
Financing and organization costs........................     2-5            411,129       519,449
Patents and trademarks..................................    5-20          2,964,166     2,773,994
                                                                          ---------     ---------
Intangible assets, net..................................                 $3,670,533    $3,602,232
                                                                         ==========    ==========


     Accumulated amortization of intangible assets was $2,951,087 at June 29, 1996, and $2,338,755 at July 1, 1995.

     REVENUE RECOGNITION -- The Company recognizes revenues when goods are shipped to its customers.

     DISTRIBUTION EXPENSES -- Distribution expenses consist primarily of freight, warehousing, and handling cost of goods sold.

     ADVERTISING -- The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion is performed by the retailer.

     The Company's tradenames and, in some instances, specific products, also are promoted from time to time through television and print media advertising purchased directly by the Company. During fiscal year 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs," issued by the American Institute of Certified Public Accountants. This statement requires the Company to recognize advertising and promotion costs as expense in the period incurred. Prior to fiscal year 1995, such costs were generally deferred and amortized over the period of anticipated promotional benefit, not exceeding 24 months. The effect of this accounting change was to decrease net income and net income per common and common equivalent share by approximately $1,374,000 and $.21 in fiscal year 1996 and $553,000 and $0.09 in fiscal year 1995 respectively.

     INCOME TAXES -- The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -- Net income per common share is computed based upon the weighted average number of common and common equivalent shares (which include stock options) outstanding. Net loss per common share excludes the effect of antidilutive stock options.

     ACCOUNTING PRONOUNCEMENTS -- The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123 "Accounting for Stock-Based Compensation" in fiscal year 1997. The Company believes that the adoption of these statements will not have a material effect on the Company's financial statements.

2.   REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT

     The Company has a $45,000,000 revolving line of credit (the "Facility") with a commercial lender (the "Lender"). The Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. Borrowings under the Facility bear interest at 2% over the Lender's established prime rate, but in no event less than 7.75% per annum, payable monthly. The Facility contains restrictive financial covenants, the more significant of which require the Company to maintain specified ratios of debt to net worth, minimum tangible net worth, working capital and minimum current ratio. Other covenants also limit the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricts the ability of the Company to pay dividends, and also requires the Company to apply cash receipts to pay down borrowings under the Facility. The Company received a waiver at June 29, 1996 from the Lender for having capital expenditures in fiscal 1996 in excess of permitted amounts.
The Facility has a stated maturity date of September 30, 1997, whereupon it can be renewed successively on an annual basis.

     Information regarding short-term borrowings under revolving lines of credit is as follows:

                                                                     JUNE 29,       JULY 1,
                                                                       1996           1995
                                                                    ----------     ----------
Balance at end of fiscal period...................................  $24,095,382    $17,860,444
Interest rate at end of fiscal period.............................       10.25%         11.50%
Maximum amount outstanding at any month-end.......................  $37,494,590    $26,075,490
Average amount outstanding........................................  $25,891,256    $18,501,208
Weighted average interest rate during fiscal period...............        11.1%          11.2%
Outstanding letters of credit at end of fiscal period.............  $1,242,335     $1,482,605

3.   SUBORDINATED DEBT AND DUE TO WINDMERE

     SUBORDINATED DEBT

     The Company had a $1,000,000 promissory note payable at the prime rate of interest to a bank. The note is subordinated to the commercial lender and is secured by subordinated liens on substantially all of the Company's assets. It is to be paid in twelve equal monthly installments commencing on January 1, 1996, and is guaranteed by certain stockholders and officers of the Company. At June 29, 1996, approximately $417,000 remained outstanding under the note.

     As of July 2, 1994, the Company had 10% subordinated notes payable aggregating $500,000 outstanding in equal amounts to Allied Capital Corporation and Financo-Maxim, Inc. (the "holders"). The holders agreed to a standstill period on June 30, 1993, in which the Company is prohibited from making principal payments on the notes payable. During the standstill period, the holders are required to refrain from accelerating the maturity of all or any portion of the indebtedness represented by their respective debt instruments. The notes have an effective maturity date of September 1, 1997.

     On February 24, 1995, the Company redeemed certain of the 10% Subordinated Debentures due September 1, 1996 (the "Subordinated Debentures") with a face amount of $1,750,000 (and accrued interest of $364,864) held by Dominator Investors Group ("Dominator") in exchange for 704,955 shares of Common Stock of the Company; and $723,916 of the Financo-Maxim, Inc. 10% subordinated note payable (the "Note") (and $203,376 of accrued interest thereon) held by Financo Investors Fund, L.P. ("Financo Fund"), in exchange for 309,097 shares of Common Stock of the Company.

     Dominator, which is controlled by the Company's President and its Chief Operating Officer, had acquired the Subordinated Debentures and 964,965 shares of Common Stock of the Company from various affiliates of Mesirow Financial in December, 1994. The Financo-Maxim, Inc. Subordinated Note held by Financo Fund, a significant stockholder of the Company, had an original principal amount of $973,916, which was reduced to $250,000 in connection with the redemption by the Company on February 24, 1995.

     Annual maturities of subordinated debt are as follows:

Fiscal year ending:
  1997..........................................................................    $416,669
  1998..........................................................................     500,000
Total...........................................................................    $916,669

DUE TO WINDMERE

     Windmere-Durable Holdings, Inc. ("Windmere") and the Company entered into a loan agreement dated April 8, 1996 pursuant to which Windmere loaned $3,254,286 to the Company (the "Loan"). The principal balance of the Loan, together with all interest accrued thereon at 8% per annum, was due and payable upon the closing of the transaction (the "Windmere Transaction") described in Note 12 "Subsequent Events" on July 11, 1996; provided, however, that upon the request of the Company, Windmere agreed that the $3,254,286 cash portion of the consideration payable by Windmere in the Windmere Transaction would be applied against the total amount outstanding and due under the Loan.

     On July 11, 1996, the Company requested that the cash portion of the Windmere Transaction be applied to the Loan, thereby effectively canceling the Loan. In addition, the Company paid Windmere approximately $54,000 in interest at that date under the Loan.

4.   CAPITAL STOCK

     The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 29, 1996 and July 1, 1995, there were 6,508,572 shares issued and outstanding. As more fully described in Note 12 "Subsequent Events" on July 11, 1996, the Company consummated the Windmere Transaction pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of common stock which represented 50% of the outstanding shares of common stock of the Company on February 27, 1996 after giving effect to the transaction.

     The Company has authorized 2,000,000 shares of $.01 par value preferred stock. To date, no shares of preferred stock have been issued. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption (including sinking fund provisions, if any), and liquidation, granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series, without any vote or action by stockholders.

     On September 14, 1993, the Company and a bank amended the revolving credit agreement to provide for a seasonal overadvance facility (the "Overadvance Facility") through January 31, 1994 of up to $2,000,000. The Overadvance Facility was guaranteed by Duquesne Financial Corporation ("Duquesne") and Mesirow Capital Partners V ("Mesirow"), which at the time were each affiliates of major stockholders of the Company. In consideration for the guarantees, on

October 27, 1993, the Company agreed to issue 75,000 shares of restricted common stock each to Duquesne and Mesirow.

     The Company issued 394,520 shares of Common Stock in the third quarter of 1995 to complete the settlement process of various class action lawsuits arising out of the Company's initial public offering in 1991.

     As more fully described in Note 3, on February 24, 1995, the Company redeemed and converted to equity Subordinated Debentures of the Company with a face amount of $1,750,000 and accrued interest of $364,864 held by Dominator Investors Group in exchange for 704,955 shares of Common Stock of the Company; and $723,916 of the Financo-Maxim, Inc. 10% subordinated note payable and $203,376 of accrued interest thereon held by Financo Investors Fund, L.P. ("Financo Fund"), in exchange for 309,097 shares of Common Stock of the Company.

     In connection with the Company's redemption of the Subordinated Debentures and $723,916 of the Subordinated Note, the Company registered under the Securities Act of 1933 the shares issued to each of Dominator and Financo Fund.

5.   STOCK OPTION PLAN

     On December 20, 1995, the stockholders approved and adopted the Salton/Maxim Housewares, Inc. 1995 Employee Stock Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan replaced the 1992 Stock Option Plan. Under the 1992 plan, 465,000 shares of common stock were reserved for issuance upon exercise of stock options. Options to purchase 271,000 shares of common stock were outstanding under the 1992 plan at a weighted average exercise price of $6.66 per share. The termination of the 1992 plan had no effect on the options outstanding on the termination date.

     The maximum number of shares of common stock that may be issued under the 1995 Stock Option Plan is 400,000. Unexercised options that expire or terminate for any reason without having been exercised in full (including a cancellation and regrant of an option) become again available for other awards under the stock option plan. There are 210,000 options outstanding which became immediately exercisable under this plan as a result of the Windmere Transaction at an exercise price of $2.50 per share to the Company's executive officers.

     There have been no stock options exercised under these plans.

     The compensation committee of the Board of Directors administers and interprets the 1995 Stock Option Plan and is authorized to grant options thereunder to employees (including officers) or consultants to the Company. The exercise price of each incentive stock option granted under the 1995 Stock Option Plan must be at least equal to the fair market value of the underlying common stock on the date the incentive stock option is granted, and no incentive stock option may be exercisable later than ten years from the date of grant. However, the exercise price of an incentive stock option granted to an employee who owns stock possessing more than 10% of the voting power of the Company's outstanding stock must be at least equal to 110% of the fair market value of the common stock on the date of grant, and the maximum term of such an option may not exceed five years. The exercise price of all nonqualified stock options granted under the 1995 Stock Option Plan must be at least equal to 85% of the fair market value of the underlying shares of common stock on the date of grant.

6. NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     On December 20, 1995, the stockholders approved and adopted the Salton/Maxim Housewares, Inc. Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, each year on the date of the Company's annual meeting of stockholders, the Company will grant options to purchase 2,000 shares of common stock to each member of the Board of Directors who is not an employee of the Company or any of its subsidiaries. The exercise price of each option will be 100% of the fair market value of the Common Stock on the grant date.

     Each option has a term of ten years from its grant date and vests and becomes exercisable on the first anniversary of the grant date. Any option that has become exercisable remains exercisable for one year after a grantee ceases to be a director, but not beyond the ten year term of the option.

     A maximum of 60,000 shares of Common Stock are available for awards under the Director's Plan subject to anti-dilution adjustments. On December 20, 1995, option grants aggregating 4,000 shares of common stock were issued at an exercise price of $3-7/16 under the Directors Plan.

7. RELATED PARTY TRANSACTIONS

     During fiscal year 1996, the Company recorded sales to Duquesne Financial Corporation ("Duquesne") of approximately $919,000. The Chairman of the Company is an executive officer of Duquesne. As of June 29, 1996, the Company owed Duquesne approximately $256,000 related to inventory purchases and Duquesne owed the Company approximately $220,000 with respect to the sales to it.

     The Company recorded inventory purchases and commissions with Markpeak, Ltd., a Hong Kong company, of $10,233,239 and $739,152, respectively in 1996, $8,314,309 and $563,120, respectively in 1995, and $3,812,768 and $270,774, respectively in 1994. At June 29, 1996, the Company owed Markpeak, Ltd. $557,330 for current charges. A director of the Company is the Managing Director of Markpeak, Ltd.

     The Company purchased inventory from Durable Electrical Metal Factory, Ltd., a wholly owned subsidiary of Windmere of $3,199,649, $2,088,811 and $1,251,213 in 1996, 1995 and 1994, respectively. The Company owed Durable $558,443 at June 29, 1996 for current charges.

     The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of $160,279 and $195,580 in 1996 and 1995, respectively. A director of the Company was a co-founder of SDC. At June 29, 1996, the Company owed SDC $32,671 for current commissions.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was $665,208, $633,387 and $742,922, for the fiscal periods ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively.

     The future minimum rental commitments as of June 29, 1996 were as follows:

Fiscal Year Ending
  1997...........................................................................  $ 678,581
  1998...........................................................................    611,914
  1999...........................................................................    481,912
  2000...........................................................................     96,198
                                                                                   ---------
  Total..........................................................................  $1,868,605
                                                                                   =========

     The Company has employment agreements with its three executive officers which are in effect until December 15, 1997.

     The Company has license agreements with White Consolidated Industries, Inc., which require minimum royalty payments through the year 2011.

9.   LEGAL PROCEEDINGS

     The Company was named as defendant in a suit brought by the original seller of Salton's assets to the Company. The complaint claimed $815,000 in damages from an alleged failure of the Company to assist in the collection of certain receivables alleged to have been outstanding at the time of the Company's acquisition of assets of Salton, Inc. in September 1988. The Company settled this lawsuit in June, 1996 for an insignificant amount.

     The Company has also been named as a defendant in a suit brought by a former sales representative of Salton, Inc. the seller of assets to the Company in 1988. The plaintiff was awarded a judgment in the amount of approximately $645,641 plus interest against Salton, Inc. The action alleges that the Company is liable to the plaintiff for such amount because the sale of assets of Salton, Inc. to the Company in 1988 was a fraudulent conveyance. The action seeks damages in the amount of approximately $645,641 plus interest and punitive damages in the amount of $500,000, and costs and disbursements occasioned as a result of the action. The Company expects the case to go to trial in fiscal year 1997 and believes this action to be without merit.

     The Company is a party to various other legal actions and proceedings incident to its normal business operations. Management believes that the outcome of all the Company's litigation will not have a material adverse effect on its financial condition or results of operations.

10. MAJOR CUSTOMERS

     The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 were 55%, 52% and 55% of total net sales in these periods, respectively. One customer accounted for 15%, 11% and 18% of total net sales during the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively. Another customer accounted for 13%, 15% and 14%, respectively, over the same fiscal years.

     Although the Company has long-established relationships with many of its customers, the Company does not have long-term contracts with any of its customers. A significant concentration of the Company's business activity is with department stores, upscale mass merchandisers, specialty stores, and warehouse clubs whose ability to meet their obligations with the Company is dependent upon prevailing economic conditions within the retail industry.

11. INCOME TAXES

     At June 29, 1996, deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

Allowance for doubtful accounts................................................    $ 776,340
Depreciation and amortization..................................................     (759,000)
Other deferred items, net......................................................     (208,282)
Net operating loss carry-forwards..............................................    2,659,323
Inventory reserves and capitalization..........................................    1,014,003
                                                                                   ---------
Total..........................................................................    $3,482,384
                                                                                   =========

     The Company has re-assessed the measurement of deferred tax assets based on available evidence and concluded that a valuation allowance is presently unnecessary. Accordingly, the valuation allowance of $3,463,066 was eliminated in the fourth quarter of fiscal 1996.

     The Company has net loss carry-forwards at June 29, 1996 expiring as follows:

                           YEAR CARRY-FORWARD EXPIRES                               AMOUNT
- ---------------------------------------------------------------------------------  ---------
2007.............................................................................  $1,321,000
2008.............................................................................  2,336,000
2009.............................................................................  2,851,000
                                                                                   ---------
Total............................................................................  $6,508,000
                                                                                   =========

     As a result of certain transactions, beginning in fiscal 1997, the Company's ability to utilize its net operating loss carryforwards to offset otherwise taxable income will be limited annually under Internal Revenue Code
Section 382. The amount of such annual limitation will be approximately $2,000,000.

     A reconciliation of the statutory federal income tax rate to the effective rate was as follows:

                                                                           FISCAL YEARS ENDED
                                                                   ----------------------------------
                                                                   JUNE 29,     JULY 1,      JULY 2,
                                                                     1996         1995         1994
                                                                   --------     --------     --------
Statutory federal income tax rate (benefit)......................     35.0%         35.0%       (35.0)%
Utilization of operating loss carryforwards......................    (29.8)%       (32.0)%
Change in valuation allowance....................................   (296.9)%                     35.0%
Other............................................................     (9.4)%           %            %
                                                                    --------       -------      ------
Effective income tax rate........................................   (301.1)%         3.0%           %
                                                                    ========       =======      ======



12. SUBSEQUENT EVENTS

     On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc., pursuant to the Stock Purchase Agreement. Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cash, as described below;
(ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the Note), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and
(iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay the loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

     In connection with the Purchase, Windmere and the Company also entered into a Stockholder Agreement (the "Stockholder Agreement") and a Registration Rights Agreement (the "Registration Agreement"). Pursuant to the Stockholder Agreement, Windmere is entitled to designate for election, so long as its ownership does not fall below 15%, that percentage of the Company's directors as is proportionate to its stock ownership percentage; provided that the number of directors designated by Windmere will in no event exceed 50% of the total number of directors.

     The Stockholder Agreement also contains provisions which, subject to specified time periods and exceptions, restrict the disposition by Windmere of shares of Common Stock and restrict purchases by Windmere of additional shares of Common Stock that would increase its percentage ownership interest. Subject to the foregoing restrictions on disposition of shares, the Registration Agreement gives Windmere certain demand and piggyback registration rights with respect to its shares of Common Stock.

     The Company and Windmere also entered into a Marketing Cooperation Agreement (the "Marketing Cooperation Agreement"). Pursuant to the Marketing Cooperation Agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the closing date of the acquisition. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on Block China's financial performance over a three-year period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by referenced to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON REPORT 8-K

     (a)(1)  FINANCIAL STATEMENTS

     The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                                    PAGE
                                                                                    ----
     Independent Auditors' Report.................................................   18
     Balance Sheets June 29, 1996 and July 1, 1995................................   19
     Statements of Operations for the Years Ended June 29, 1996, July 1, 1995 and
       July 2, 1994...............................................................   20
     Statements of Stockholders' Equity for the Years Ended June 29, 1996, July 1,
       1995 and July 2, 1994......................................................   20
     Statements of Cash Flows for the Years Ended June 29, 1996, July 1, 1995 and
       July 2, 1994...............................................................   21
     Notes to the Financial Statements............................................   22

     (a)(2)  FINANCIAL STATEMENTS SCHEDULES

     The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                                                    PAGE
                                                                                    ----
     Schedule VIII-Valuation and Qualifying Accounts..............................   32

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3)  EXHIBITS

     (b) No reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of September, 1996.

                                          SALTON/MAXIM HOUSEWARES, INC.

                                          By: /s/ LEONHARD DREIMANN
                                            Leonhard Dreimann
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 1996:

              SIGNATURE
- -------------------------------------
      /s/ LEONHARD DREIMANN            President, Chief Executive Officer and Director
- -------------------------------------  (Principal Executive Officer)
          Leonhard Dreimann

      /s/ WILLIAM B. RUE               Senior Vice President, Chief Operating Officer,
- -------------------------------------  Treasurer and Chief Financial Officer (Principal
          William B. Rue               Accounting and Financial Officer)

      /s/ DAVID C. SABIN
- -------------------------------------  Director
          David C. Sabin

      /s/ FRANK DEVINE                 Director
- -------------------------------------
          Frank Devine

      /s/ BERT DOORNMALEN              Director
- -------------------------------------
          Bert Doornmalen

      /s/ DAVID M. FRIEDSON            Director
- -------------------------------------
          David M. Friedson

      /s/ HARRY D. SCHULMAN            Director
- -------------------------------------
          Harry D. Schulman

                                       Director
- -------------------------------------
          Laurence S. Chud, M.D.

                                       Director
- -------------------------------------
          James Connolly

     The following page contains the Financial Statement Schedules as specified by Item 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP thereon appears at page 18 of this Form 10-K.



                         SALTON/MAXIM HOUSEWARES, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JUNE 29, 1996

                                                           CHARGED TO
                                               BEGINNING   COSTS AND                    ENDING
                                                BALANCE     EXPENSES    DEDUCTIONS      BALANCE
                                               ---------   ----------   ----------     ---------
YEAR ENDED JULY 2, 1994:
  Allowance for returns,
     allowances and doubtful accounts........  $1,700,000  $1,672,299   $(1,472,299)   $1,900,000
YEAR ENDED JULY 1, 1995:
  Allowance for returns,
     allowances and doubtful accounts........  $1,900,000  $2,567,270   $(2,567,270)   $1,900,000
YEAR ENDED JUNE 29, 1996:
  Allowance for returns,
     allowances and doubtful accounts........  $1,900,000  $5,213,815   $(5,213,815)   $1,900,000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
- -------    --------------------------------------------------------------------------------
    3.1    Amended and Restated Certificate of Incorporation of Registrant. Incorporated by
           reference to the Registrant's Registration Statement on Form S-1 (Registration
           No. 33-42097).
    3.2    By-laws of the Registrant. Incorporated by reference to the Registrant's
           Registration Statement on Form S-1 (Registration No. 33-42097).
    4.1    Third Amended and Restated Promissory Note, dated July 28, 1994, payable to
           Financo Investor Fund, L.P. Incorporated by reference to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended July 2, 1994.
    4.2    Specimen Certificate for shares of Common Stock, $.01 par value, of the
           Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).
   10.1    Loan and Security Agreement dated December 20, 1991 by and between LaSalle
           National Bank and the Registrant. Incorporated by reference to the Registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1991.
   10.2    Amendment No. 1 to the Loan and Security Agreement by and between LaSalle
           National Bank and the Registrant dated May 6, 1992. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
           March 28, 1992.
   10.3    Waiver Letter dated September 24, 1992, to the Loan and Security Agreement by
           and between LaSalle National Bank and the Registrant. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June
           27, 1992.
   10.4    Waiver and Amendments No. 3, 4 and 5, dated as of May 28, June 30, and September
           14, 1993, respectively, to the Loan and Security Agreement by and between
           LaSalle National Bank and the Registrant. Incorporated by reference to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended June 26, 1993.
   10.5    Waiver and Amendment No. 6, dated as of March 15, 1994, to the Loan and Security
           Agreement by and between LaSalle National Bank and the Registrant. Incorporated
           by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994.
   10.6    Amendment No. 7, dated as of July 28, 1994, to the Loan and Security Agreement
           by and between LaSalle National Bank and the Registrant. Incorporated by
           reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.
   10.7    Standstill Agreement, dated July 28, 1994, between Financo Investors Fund, L.P.
           and the Registrant. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.
   10.9    Substitute and Amended Note, dated as of August 4, 1994, payable to LaSalle
           National Bank. Incorporated by reference to the Registrant's Annual Report on
           Form 10-K for the fiscal year ended July 2, 1994.
  10.10    Loan and Security Agreement, dated as of July 28, 1994, by and between the
           Registrant and the Foothill Capital Corporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2,
           1994.
  10.11    Salton/Maxim Housewares, Inc. Stock Option Plan. Incorporated by reference to the Registrant's Registration Statement on form S-1 (Registration No. 33-42097).

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
- -------    --------------------------------------------------------------------------------
  10.12    Stockholders Agreement, dated August 6, 1991, by and among the Registrant,
           Braddock Financial Corporation, Financo Investors Fund, L.P., and Mesirow
           Private Equity, Inc. (successor to Mesirow Venture Capital, Inc.) as the authorized representative of Mesirow Capital Partners III, Mesirow Capital
           Partners IV, Mesirow Capital Partners V and Allied Investment Corporation.
           Incorporated by reference to the Registrant's Registration Statement on Form S-1
           (Registration No. 33-42097).
  10.13    Lease, dated January 30, 1990, by and between 164 Delaney Street Partnership and the Registrant, as amended by a First Amendment to Lease Agreement and Second
           Amendment to Lease Agreement and Second Amendment to Lease Agreement.
           Incorporated by reference to the Registrant's Registration Statement on Form S-1
           (Registration No. 33-42097).
  10.14    Lease, dated April 23, 1984, by and between OTR, as agent for the State Teachers
           Retirement Board of Ohio, and the Registrant, as assignee under an Assignment and Assumption of Lessee's Interest under Lease Agreement dated September 30,
           1988. Incorporated by reference to the Registrant's Registration Statement on
           Form S-1 (Registration No. 33-42097).
  10.15    Form of Sales Representative Agreement generally used by and between the
           Registrant and its sales representatives. Incorporated by reference to the
           Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).
  10.16    Stock Registration Rights Agreement, dated as of August 6, 1991, by and between the Registrant, Braddock Financial Corporation, Financo Investors Fund, L.P.,
           Mesirow Capital Partners II, Mesirow Capital Partners IV, Mesirow Capital
           Partners V and Allied Investment Corporation. Incorporated by reference to the
           Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).
  10.17    Employment Agreement dated October 17, 1991 between the Registrant and Leonhard
           Dreimann. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).
  10.18    Employment Agreement dated October 17, 1991 between the Registrant and David C.
           Sabin. Incorporated by reference to the Registrant's Registration Statement on
           Form S-1 (Registration No. 33-42097).2
  10.19    Employment Agreement dated October 17, 1991 between the Registrant and William
           B. Rue. Incorporated by reference to the Registrant's Registration Statement on
           Form S-1 (Registration No. 33-42097).
  10.20    Salton/Maxim Housewares, Inc. Incentive Bonus Plan. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).
  10.21    Fourth Amendment to Loan and Security Agreement dated as of September 19, 1995 between the Registrant and the Foothill Capital Corporation. Incorporated by
           reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 1995.
  10.22    Salton/Maxim Housewares, Inc. 1995 Employee Stock Option Plan. Incorporated by
           reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.
  10.23    Salton/Maxim Housewares, Inc. Non-Employee Directors Stock Option Plan.
           Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
           the fiscal quarter ended December 30, 1995.
  10.24    Asset Purchase Agreement dated July 1, 1996 by and among the Registrant, Block
           China Corporation and Robert C. Block Incorporated by reference from the
           Company's Current Report on Form 8-K dated July 1, 1996.

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
- -------    --------------------------------------------------------------------------------
  10.25    Stock Purchase Agreement, dated as of February 27, 1996, by and between the
           Registrant and Windmere-Durable Holdings, Inc. Incorporated by reference to the
           Registrant's Current Report on Form 8-K dated February 27, 1996.
  10.26    Subordinated Promissory Note dated July 11, 1996 in the principal amount of
           $10,847,620 issued by Windmere-Durable Holdings, Inc. to the Registrant.
           Incorporated by reference to the Registrant's Current Report on Form 8-K dated
           July 11, 1996.
  10.27    Stockholder Agreement dated July 11, 1996 between the Registrant and
           Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's
           Current Report on Form 8-K dated July 11, 1996.
  10.28    Registration Rights Agreement dated July 11, 1994 between the Registrant and
           Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's
           Current Report on Form 8-K dated July 11, 1996.
  10.29    Marketing Cooperation Agreement dated July 11, 1996 between the Registrant and
           Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's
           Current Report on Form 8-K dated July 11, 1996.