Form 10-Q
period 1996-09-28
SALTON MAXIM HOUSEWARES INC
filed 1996-11-12
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                         ----------
        ----------
  Commission file number 0-19557

                         SALTON/MAXIM HOUSEWARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    36-3777824
-------------------------------                 ----------------------
(State of other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                  Identification Number)


   550 Business Center Drive
   Mount Prospect, Illinois                              60056
-------------------------------                 ----------------------
 (Address of principal executive                      (Zip Code)
  offices)

                              (708) 803-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                    N/A
--------------------------------------------------------------------------------

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 1996 - 13,017,144 shares of its $.01 par value Common Stock.

                         SALTON/MAXIM HOUSEWARES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 28, 1996

                                     INDEX



                                                                        PAGE NO.

PART I         FINANCIAL INFORMATION

       Item 1:          Financial Statements

                        Balance Sheets-September 28, 1996
                        (Unaudited) and June 29, 1996 . . . . . . . . . . .   3


                        Statements of Operations
                        Thirteen weeks ended
                        September 28, 1996 and
                        September 30, 1995 (Unaudited)  . . . . . . . . . .   4

                        Statements of Cash Flows
                        Thirteen weeks ended
                        September 28, 1996 and
                        September 30, 1995 (Unaudited)  . . . . . . . . . .   5


                        Notes to Financial
                        Statements (Unaudited)  . . . . . . . . . . . . . .   6


       Item 2:          Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations . . . . . . . . . . . . .   8


PART II        OTHER INFORMATION

       Item 1:          Legal Proceedings . . . . . . . . . . . . . . . . .  11

       Item 6:          Exhibits and Reports on Form 8-K  . . . . . . . . .  11


Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         SALTON/MAXIM HOUSEWARES, INC.
                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                               Sept 28,        June 29,
                                                                                1996            1996
                                                                               --------        --------
ASSETS
Current Assets:
  Cash                                                                         $     10        $      4
  Accounts receivable, net of allowances                                         29,316          15,871
  Inventories                                                                    39,382          28,288
  Prepaid expenses and other current assets                                       2,277           1,934
  Deferred tax assets                                                             1,489           1,949
                                                                               --------        --------
    Total current assets                                                         72,474          48,046

Property, plant and equipment:
  Molds and tooling                                                              12,613          12,373
  Warehouse equipment                                                               369             296
  Office furniture and equipment                                                  2,534           1,930
                                                                               --------        --------
                                                                                 15,516          14,599
  Less accumulated depreciation                                                  (8,893)         (8,368)
                                                                               --------        --------
                                                                                  6,623           6,231
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                      5,835           3,671
INVESTMENT IN WINDMERE                                                           10,286
NON-CURRENT DEFERRED TAX ASSETS                                                   1,533           1,533
                                                                               --------        --------
TOTAL ASSETS                                                                   $ 96,751        $ 59,481
                                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $ 18,332        $ 10,057
  Accrued expenses                                                                2,951           1,233
  Revolving line of credit                                                       39,975          24,095
  Current portion - Subordinated debt                                               417             417
                                                                               --------        --------
    Total current liabilities                                                    61,675          35,802
LONG-TERM PORTION SUBORDINATED DEBT                                                 889             500
DUE TO WINDMERE                                                                                   3,254
                                                                               --------        --------
                                                                                 62,564          39,556
    Total liabilities

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized,
   2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized,
   20,000,000 shares; issued and outstanding,
   1997-13,017,144 shares,1996-6,508,572 shares                                     130              65
  Unrealized gains(losses) on securitites
    available for sale                                                              186
  Additional paid-in capital                                                     53,023          29,293
  Less Note Receivable - Windmere                                               (10,848)
  Accumulated deficit                                                            (8,304)         (9,433)
                                                                               --------        --------
    Total stockholders' equity                                                   34,187          19,925
                                                                               --------        --------
      Total liabilities and stockholder's equity                               $ 96,751        $ 59,481
                                                                               ========        ========

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
             (Dollars in thousands, except earnings per share data)





                                                                               13 weeks ended
                                                                        --------------------------------
                                                                          9/28/96             9/30/95
                                                                        ------------       -------------
Net sales                                                             $    34,862          $   23,284
Cost of goods sold                                                         23,380              16,477
Distribution expenses                                                       1,793               1,320
                                                                           ------              ------
Gross profit                                                                9,689               5,487
Selling, general and administrative expenses                                7,012               3,604
                                                                           ------              ------
Operating income                                                            2,677               1,883
Interest expense                                                              940                 815
                                                                           ------              ------
Income before income taxes                                                  1,737               1,068
Income tax benefit(expense)                                                  (608)                (40)
                                                                           ------              ------
Net income                                                            $     1,129          $    1,028
                                                                           ======              ======



Weighted average common and common
  equivalent shares outstanding                                        12,532,948           6,576,935

Net income per common  and
  common equivalent share:
    Net income                                                        $      0.09          $     0.16

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                             13 weeks ended
                                                                                       --------------------------
                                                                                       9/28/96            9/30/95
                                                                                       -------            -------
Cash flows from operating activities:
  Net income:                                                                         $  1,129           $  1,028
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Changes in deferred taxes                                                            460
      Depreciation and amortization                                                        743                554
      Changes in assets and liabilities:
            Accounts receivable                                                        (13,445)            (9,846)
            Inventories                                                                (11,094)            (6,350)
            Prepaid expenses and other
              current assets                                                              (343)              (484)
            Accounts payable                                                             8,275              5,831
            Accrued expenses                                                             1,718                953
            Net cash used in                                                          --------           --------
              operating activities                                                     (12,557)            (8,314)
Cash flows from investing activities:
  Capital expenditures                                                                    (917)            (1,099)
  Block acquisition and related payments                                                (2,400)
            Net cash used in investing                                                --------           --------
              activities                                                                (3,317)            (1,099)
Cash flows from financing activities:
  Net proceeds from revolving line of credit                                            15,880              9,956
  Repayments of subordinated note payable                                                 (250)
  Additional short-term subordinated note payable                                          250
  Financing costs                                                                                            (220)
  Payment for product line acquisitions                                                                      (321)
            Net cash provided by                                                      --------           --------
              financing activities                                                      15,880              9,415
                                                                                      --------           --------
Net increase in cash                                                                  $      6           $      2
Cash, beginning of period                                                                    4                  6
                                                                                      --------           --------
Cash, end of period                                                                   $     10           $      8
                                                                                      ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                                          $    917           $    735
    Income taxes                                                                      $     58           $      0


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITITES:
  A long-term debt obligation of $3,254 was cancelled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,848 note receivable and 748,112 shares of Windmere Common stock in exchange for 6,508,572 newly issued shares of Common stock of the Company.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.     FINANCIAL STATEMENTS.

The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of financial information. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1996 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.     EARNINGS (LOSS) PER COMMON SHARE.

Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding. The shares shown as outstanding in the Statements of Operations have been adjusted for dilutive common stock equivalents applying the treasury stock method.

3.     EVENTS OF THE QUARTER ENDED SEPTEMBER 28, 1996.

On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere paid the Company (i) $3,254,286 in cash, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the Purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the closing date of the acquisition. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on Block China's financial performance over a three-year period. Net sales of Block products approximated 12% of total net sales in the quarter ended September 28, 1996.

The Company was named as a defendant in Ullman-Briggs, Inc. v. Salton/Maxim Housewares, Inc., which was filed on or about November 6, 1991 in the United States District Court for the District of New Jersey. Ullman Briggs was awarded a judgment in the amount of approximately $645,641 plus interest against Salton, Inc., the predecessor company. The action alleged that the Company was liable to Ullman-Briggs for such amount because the sale of assets of Salton, Inc. to the Company in 1988 was a fraudulent conveyance. The action sought damages in the amount of approximately $645,641 plus interest and punitive damages in the amount of $500,000, and costs and disbursements occasioned as a result of the action. The case was settled in October, 1996 for an insignificant amount.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 30, 1996.

       Net sales in the first quarter of fiscal year 1997 were $34.9 million, an increase of approximately $11.6 million or 49.8%, compared to net sales of $23.3 million in the first quarter of fiscal year 1996. This increase in sales is primarily attributable to increased sales of the Breadman(TM) bread makers and Juiceman(TM) juice extractors and the addition of Block China sales. Net sales of Block China products approximated 12% of total net sales in the first quarter of 1997.

       Gross profit in the first quarter of 1997 was $9.7 million or 27.8% of net sales as compared to $5.5 million or 23.6% in the first quarter of 1996. Costs of goods sold during the period decreased to 67.1% of net sales compared to 70.8% in 1996. Distribution expenses were approximately $1.8 million or 5.1% of net sales in 1997 compared to $1.3 million or 5.7% of net sales in the same period in 1996. Freight out expenses increased to $769,000 in 1997 from $661,000 in 1996 due to the increase in net sales. However, gross profit and costs of gods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

       Selling, general and administrative expenses increased to $7.0 million for the period compared to $3.6 million for the same period in 1996. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $2,091,000 in 1997 compared to 1996. Selling, general and administrative expenses were 20.1% of net sales compared to 15.5% of net sales last year. This increase was primarily a result of the increase in advertising costs. The remaining dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, royalties, commissions and various other marketing costs related to the higher sales level.

       Interest expense for the quarter was approximately $940,000 compared to $815,000 in the same period in 1996. The average amount outstanding under the Company's revolving line of credit increased about $12.3 million when compared to the average amount outstanding in the same period a year ago. This working capital increase was used primarily to finance higher net sales and a seasonal build in inventory.

       The Company had income before income taxes of $1,737,000 in the first quarter of 1997 compared to income before income taxes of $1,068,000 in 1996. Net operating loss carryforwards and resultant deferred tax assets were used in the quarter ended September 28, 1996 and September 30, 1995, respectively, to significantly offset current income taxes payable. The Company had net income after income taxes in the first quarter of $1,129,000 or $0.09 per share on weighted average common shares outstanding of 12,532,948 in 1997 compared to net income after income taxes of $1,028,000 or $0.16 per share on weighted average shares outstanding of 6,576,935 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

       In the first quarter of 1997, the Company used net cash of $12.6 million in operating activities and net cash of $3.3 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, the acquisition of Block China, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $15.9 million for these purposes from increased line of credit proceeds and the "Windmere" transaction as described below. At September 28, 1996, the Company had approximately $40 million outstanding as drawings under its revolving line of credit (the "Facility"). Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. Under the terms of the Facility, the Company had the ability at September 28, 1996 to borrow a total of approximately $40.4 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under the Facility and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

       The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

       On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere paid the Company (i) $3,254,286 in cash, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the Purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

       On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the closing date of the acquisition. The consideration also included an earnout of up to $500,000 and 150,000 shares of Common Stock based on Block China's financial performance over a three-year period.

                          PART II:  OTHER INFORMATION


       Item 1: Legal Proceedings

The Company was named as a defendant in Ullman-Briggs, Inc. v. Salton/Maxim Housewares, Inc., which was filed on or about November 6, 1991 in the United States District Court for the District of New Jersey. Ullman Briggs was awarded a judgment in the amount of approximately $645,641 plus interest against Salton, Inc., the predecessor company. The action alleged that the Company was liable to Ullman-Briggs for such amount because the sale of assets of Salton, Inc. to the Company in 1988 was a fraudulent conveyance. The action sought damages in the amount of approximately $645,641 plus interest and punitive damages in the amount of $500,000, and costs and disbursements occasioned as a result of the action. The case was settled in October, 1996 for an insignificant amount.

       Item 6: Exhibits and Reports on Form 8-K

(b) The Company filed a report on Form 8-K dated July 1, 1996 reporting under Item 5 thereof consummation of the acquisition of substantially all of the assets and certain liabilities of Block China Corporation. The Company also filed a report on Form 8-K dated July 11, 1996 reporting under Item 5 thereof consummation of the transactions contemplated by the Stock Purchase Agreement between the Company and Windmere.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SALTON/MAXIM HOUSEWARES, INC.


Date:  November 8, 1996                 /s/WILLIAM B. RUE
                                        -----------------------------
                                        William B. Rue
                                        Senior Vice President and
                                        Chief Operating Officer
                                        (Duly Authorized Officer
                                        of the Registrant)

                                 EXHIBIT INDEX


Exhibit Number                   Description of Document
--------------                   -----------------------

  27                             Financial Data Schedule