Form 10-Q
period 1996-12-28
SALTON MAXIM HOUSEWARES INC
filed 1997-02-11
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           -------    -------

       Commission file number 0-19557
                              -------


                         SALTON/MAXIM HOUSEWARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 36-3777824
   -------------------------------        ------------------------------
   (State of other jurisdiction of            (I.R.S. Employer
   Incorporation or organization)           Identification Number)


     550 Business Center Drive
     Mount Prospect, Illinois                       60056
  ------------------------------          ------------------------------
  (Address of principal executive                  (Zip Code)
   offices)

                               (847) 803-4600
  -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)


                                      N/A
  -------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last year

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 7, 1997 - 13,017,144 shares of its $.01 par value Common Stock.

                         SALTON/MAXIM HOUSEWARES, INC.
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 28, 1996

                                     INDEX

                                                                        PAGE NO.

  PART I     FINANCIAL INFORMATION

       Item 1:    Financial Statements

                  Balance Sheets-December 28, 1996
                  (Unaudited) and June 29, 1996 ..........................   3


                  Statements of Operations
                  Thirteen weeks ended
                  December 28, 1996 and
                  December 30, 1995 (Unaudited)
                  and Twenty-six weeks ended
                  December 28, 1996 and
                  December 30, 1995 (Unaudited) ..........................   4

                  Statements of Cash Flows
                  Twenty-six weeks ended
                  December 28, 1996 and
                  December 30, 1995 (Unaudited) ..........................   5


                  Notes to Financial
                  Statements (Unaudited) .................................   6


       Item 2:    Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations ..............................   9


  PART II    OTHER INFORMATION

       Item 1:    Legal Proceedings ......................................  13

       Item 6:    Exhibits and Reports on Form 8-K .......................  13

                  Signature ..............................................  14

                                      -2-

                         SALTON/MAXIM HOUSEWARES, INC.
                                 BALANCE SHEETS

                                  (Unaudited)
                             (Dollars in thousands)


ASSETS                                                               Dec. 28,    June 29,
CURRENT ASSETS:                                                        1996        1996
                                                                     --------   ----------
  Cash                                                                    $41          $4
  Accounts receivable, net of allowances                               37,931      15,871
  Inventories                                                          30,699      28,288
  Prepaid expenses and other current assets                             4,425       1,934
  Deferred tax assets                                                   1,249       1,949
                                                                      -------     -------
    Total current assets                                               74,345      48,046

PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling                                                    12,996      12,373
  Warehouse equipment                                                     371         296
  Office furniture and equipment                                        3,006       1,930
                                                                      -------     -------
                                                                       16,373      14,599
  Less accumulated depreciation                                        (9,424)     (8,368)
                                                                      -------      ------
                                                                        6,949       6,231

INTANGIBLES, NET OF ACCUM. AMORTIZATION                                 5,721       3,671
INVESTMENT - WINDMERE                                                   9,632
NON-CURRENT DEFERRED TAX ASSET                                          1,533       1,533
                                                                      -------     -------
TOTAL ASSETS                                                          $98,180     $59,481
                                                                      =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $13,942     $10,057
  Accrued expenses                                                      4,160       1,233
  Revolving line of credit                                             36,758      24,095
  Due to Windmere                                                       5,000
  Current portion - Subordinated debt                                                 417
                                                                      -------     -------
    Total current liabilities                                          59,860      35,802
LONG-TERM PORTION SUBORDINATED DEBT                                       889         500
DUE TO WINDMERE                                                                     3,254
                                                                      -------     -------
    Total liabilities                                                  60,749      39,556

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
   2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized,
   20,000,000 shares; issued and outstanding,
   1997-13,017,144 shares,1996-6,508,572 shares                           130          65
  Unrealized gains(losses) on securities
    available for sale                                                   (467)
  Additional paid-in capital                                           52,943      29,293
  Less Note Receivable - Windmere                                     (10,848)
  Accumulated deficit                                                  (4,327)     (9,433)
                                                                      -------     -------
    Total stockholders' equity                                         37,431      19,925
                                                                      -------     -------
      Total liabilities and stockholder's equity                      $98,180     $59,481
                                                                      =======     =======

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                   (Dollars in thousands, except share data)



                                                    13 weeks ended             26 weeks ended
                                                ---------------------      ---------------------
                                                12/28/96    12/30/95       12/28/96     12/30/95
                                                --------    ---------      ---------    --------
NET SALES                                        $58,837     $36,370        $93,699      $59,654
Cost of goods sold                                38,598      25,239         61,978       41,716
Distribution expenses                              2,212       1,767          4,005        3,087
                                                 -------     -------        -------      -------
GROSS PROFIT                                      18,027       9,364         27,716       14,851
Selling, general and administrative expenses      10,745       5,728         17,757        9,332
                                                 -------     -------        -------      -------
OPERATING INCOME                                   7,282       3,636          9,959        5,519
Interest expense                                   1,159       1,202          2,099        2,017
                                                 -------     -------        -------      -------
INCOME BEFORE INCOME TAXES                         6,123       2,434          7,860        3,502
Income tax benefit(expense)                       (2,146)        (70)        (2,754)        (110)
                                                 -------     -------        -------      -------
NET INCOME                                       $ 3,977     $ 2,364        $ 5,106      $ 3,392
                                                 =======     =======        =======      =======


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING               13,259,814   6,588,222     12,896,673    6,583,265

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:
    NET INCOME                                     $0.30       $0.36          $0.40        $0.52

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            26 weeks ended
                                                                                          ------------------
                                                                                          12/28/96  12/30/95
                                                                                          --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME:                                                                               $5,106    $3,392
  Adjustments to reconcile net income
    to net cash provided by(used in)
    operating activities:
      Change in deferred taxes                                                                 700
      Depreciation and amortization                                                          1,533     1,165
      Changes in assets and liabilities:
            Accounts receivable                                                            (22,060)   (9,493)
            Inventories                                                                     (2,411)   (8,671)
            Prepaid expenses and other
              current assets                                                                (2,491)     (515)
            Accounts payable                                                                 3,885     3,755
            Accrued expenses                                                                 2,927       703
                                                                                           -------   -------
            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                                         (12,811)   (9,664)
                                                                                           -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (1,774)   (2,253)
  Block acquisition and related payments                                                    (2,624)
                                                                                           -------   -------
            NET CASH USED IN INVESTING
              ACTIVITIES                                                                    (4,398)   (2,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments to) revolving line of credit                                12,663    12,862
  Repayments of subordinated note payable                                                     (417)
  Additional short-term subordinated note payable                                            5,000
  Financing costs                                                                                0      (242)
  Payment for product line acquisitions                                                          0      (691)
                                                                                           -------   -------
            NET CASH PROVIDED BY(USED IN)
              FINANCING ACTIVITIES                                                          17,246    11,929
                                                                                           -------   -------
NET INCREASE IN CASH                                                                           $37       $12
Cash, beginning of period                                                                        4         6
                                                                                           -------   -------
CASH, END OF PERIOD                                                                            $41       $18
                                                                                           =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    INTEREST                                                                                $2,059    $1,839
    INCOME TAXES                                                                               $58

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

 During the twenty-six week period ended December 28, 1996 a long-term debt obligation of $3,254 was cancelled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,848 note receivable and 748,112 shares of Windmere Common stock in exchange for 6,508,572 newly issued shares of Common stock of the Company.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.   FINANCIAL STATEMENTS.

The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of financial information. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1996 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   EARNINGS PER COMMON SHARE.

Net income per common share is computed based upon the weighted average number of common shares outstanding. The shares shown as outstanding in the Statements of Operations have been adjusted for dilutive common stock equivalents applying the treasury stock method.

3.   EVENTS OF THE FIRST HALF ENDED DECEMBER 28, 1996.

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

On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the closing date of the acquisition. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on Block China's financial performance over a three-year period. Net sales of Block products approximated 11% of revenues in the twenty-six weeks ended December 28, 1996.

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

The Company entered into a major supply contract with Kmart Corporation on January 31, 1997. Under the contract, the Company will supply Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse(R) products.

The Company, White Consolidated Industries, Inc. ("White Consolidated"), Windmere and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and

White Consolidated in the 1970's and the parties' subsequent conduct. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and indemnifying the Company for the costs of litigation.

In the second quarter of 1996, Windmere licensed the right to use the Farberware(TM) name for small electric appliances. Farberware(TM) is a time-honored trade name in the cookware and small electric appliance industry. Under the Company's marketing cooperation agreement with Windmere, the Company obtained the exclusive, worldwide right to distribute Farberware(TM) small electric appliances.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED DECEMBER 28, 1996 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 30, 1995.

     Net sales in the second quarter of fiscal year 1997 were $58.8 million, an increase of approximately $22.5 million or 61.8%, compared to net sales of $36.4 million in the second quarter of fiscal year 1996. This increase in sales is primarily attributable to increased sales of the Juiceman(TM) juice extractors, George Foreman Grills(TM), Breadman(TM), and HouseBrand Programs. Also, the addition of Block China sales contributed to the period. Net sales of Block China products approximated 11% of net sales in the second quarter of 1997.

     Gross profit in the second quarter of 1997 was $18.0 million or 30.6% of net sales as compared to $9.4 million or 25.7% in the second quarter of 1996. Cost of goods sold during the period decreased to 65.6% of net sales compared to 69.4% in 1996. Distribution expenses were approximately $2.2 million or 3.8% of net sales in 1997 compared to $1.8 million or 4.9% of net sales in the same period in 1996. However, gross profit and costs of goods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

     Selling, general and administrative expenses increased to $10.7 million for the period compared to $5.7 million for the same period in 1996. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $2.9 million in 1997 compared to 1996. Selling, general and administrative expenses were 18.3% of net sales compared to 15.7% of net sales last year. This increase was primarily a result of the increase in advertising costs. The remaining dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, royalties, commissions and various other marketing costs related to the higher sales level.

     Interest expense was approximately $1.2 million for the quarter in 1997 and 1996. Interest expense during the current quarter was offset by interest income earned on the Windmere note. The average amount outstanding under the Company's revolving line of credit increased about $5.7 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonable build in inventory.

     The Company had income before income taxes of $6.1 million in the second quarter of 1997 compared to income before income taxes of $2.4 million in 1996. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable. The Company had net income after income taxes in the second quarter of $4.0 million or $0.30 per share on weighted average common shares outstanding of 13,259,814 in 1997 compared to net income after income taxes of $2.4 million or $0.36 per share or weighted average shares outstanding of 6,588,222 in 1996.

     TWENTY-SIX WEEKS ENDED DECEMBER 28, 1996 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 30, 1995.

     Net sales in the first half of fiscal year 1997 were $93.7 million, an increase of approximately $34.0 million or 57.1%, compared to net sales of $59.7 million in the first half of fiscal year 1996. This increase in sales is primarily attributable to increased sales of the Juiceman(TM) juice extractors, George Foreman Grills(TM), Breadman(TM), HouseBrand programs, and the addition of Block China sales. Net sales of Block China products approximated 11% of net sales in the first half of 1997.

     Gross profit in the first half of 1997 was $27.8 million or 29.6% of net sales as compared to $14.9 million or 24.9% in the first half of 1996. Costs of goods sold during the period decreased to 66.2% of net sales compared to 69.9% in 1996. Distribution expenses were approximately $4.0 million or 4.3% of net sales in 1997 compared to $3.1 million or 5.2% of net sales in the same period in 1996. However, gross profit and cost of goods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

     Selling, general and administrative expenses increased to $17.8 million for the period compared to $9.3 million for the same period in 1996. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $4.8 million in 1997 compared to 1996. Selling, general and administratives expenses were 18.9% of net sales compared to 15.7% of net sales last year. This increase was primarily a result of the increase in advertising costs. The remaining dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, royalties, commissions and various other marketing costs related to the higher sales level.

     Interest expense for the half was approximately $2.1 million compared to $2.0 million in the same period in 1996. Interest expense during the current year was offset by interest income earned on the Windmere note. The average amount outstanding under the Company's revolving line of credit increased about $9.0 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonal build in inventory.

     The Company had income before income taxes of $7.9 million in the first half of 1997 compared to income before income taxes of $3.5 million in 1996. Net operating loss carryforwards and resultant deferred taxes assets were used in both periods to significantly offset current income taxes payable. The Company had net income after income taxes in the first half of 1997 of $5.1 million or $0.40 per share on weighted average common shares outstanding of 12,896,673 in 1997 compared to net income after income taxes of $3.4 million or $0.52 per share on weighted average shares outstanding of 6,583,265 in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first half of 1997, the Company used net cash of $12.8 million in operating activities and net cash of $4.4 million in investing activities.
This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, the acquisition of Block China, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $17.2 million for these purposes from increased line of credit proceeds and a $5.0 million short term note with Windmere which bears interest at 9.8% per annum. At December 28, 1996, the Company had approximately $36.8 million outstanding as drawings under its revolving line of credit (the "Facility"). Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. Under the terms of the Facility, the Company had the ability at December 28, 1996 to borrow a total of approximately $41.0 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under the Facility and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

     The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

     On July 11, 1996, the Company consummated its previously announced transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represents 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere paid the Company (i) $3,254,286 in cash, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the Purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation. Block China designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the Closing date of the acquisition. The consideration also included an earn-out of up to $500,000 and $150,00 shares of Common Stock based on Block China's financial performance over a three-year period.

                          PART II:  OTHER INFORMATION


     Item 1: Legal Proceedings

     The Company, White Consolidated Industries, Inc. ("White Consolidated"), Windmere-Durable Holdings, Inc. and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and indemnifying the Company for the costs of litigation.

     Item 6: Exhibits and Reports on Form 8-K

(b) The Company filed a report on Form 8-K dated February 3, 1997 reporting under Item 5 thereof that the Company has entered into a supply contract with Kmart Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SALTON/MAXIM HOUSEWARES, INC.



Date:  February 7, 1997              /s/WILLIAM B. RUE
                                     ---------------------------
                                     William B. Rue
                                     Senior Vice President and
                                     Chief Operating Officer
                                     (Duly Authorized Officer
                                     of the Registrant)

                                 EXHIBIT INDEX


Exhibit Number           Description of Document


    10.30 License Agreement dated as of February 1, 1996 between White Consolidated Industries, Inc. and the Registrant*

    10.31 License Agreement dated as of May 21, 1996 between White Consolidated Industries, Inc. and the Registrant*

    10.32 Purchase, Distribution and Marketing Agreement dated as January 27, 1997 between Kmart Corporation and the Registrant*

     27                  Financial Data Schedule




---------------
* Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.