Form 10-Q
period 1997-03-29
SALTON MAXIM HOUSEWARES INC
filed 1997-05-13
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                           ----------    -----
       Commission file number 0-19557
       ------------------------------


                         SALTON/MAXIM HOUSEWARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                              36-3777824
      -------------------------------         ----------------------
      (State of other jurisdiction of            (I.R.S. Employer
      Incorporation or organization)          Identification Number)


             550 Business Center Drive
              Mount Prospect, Illinois                 60056
             --------------------------        -------------------
          (Address of principal executive            (Zip Code)
          offices)

                               (847) 803-4600
     -------------------------------------------------------------
     (Registrant's telephone number, including area code)


                                      N/A
     -------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last year

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1997 - 13,017,144 shares of its $.01 par value Common Stock.

                         SALTON/MAXIM HOUSEWARES, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 29, 1997

                                     INDEX
                                     -----





                                                                        PAGE NO.
  PART I       FINANCIAL INFORMATION
               ---------------------------------------

      Item 1:  Financial Statements

               Balance Sheets-March 29, 1997
               (Unaudited) and March 30, 1996......          3


              Statements of Operations
              Thirteen weeks ended
              March 29, 1997 and
              March 30, 1996 (Unaudited)
              and Thirty-nine weeks ended
              March 29, 1997 and
              March 30, 1996 (Unaudited)...........          4

              Statements of Cash Flows
              Thirty-nine weeks ended
              March 29, 1997 and
              March 30, 1996 (Unaudited)...........          5


              Notes to Financial
              Statements (Unaudited)...............          6


      Item 2: Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations............          9


  PART II  OTHER INFORMATION
           -----------------

      Item 1:  Legal Proceedings...................         13
      Item 6:  Exhibits and Reports on Form 8-K....         13


  Signature........................................         14

                        SALTON/MAXIM HOUSEWARES, INC.
                               BALANCE SHEETS

                                 (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                        Mar. 29,        June 29,
                                                          1997           1996
                                                        -------         -------
ASSETS
CURRENT ASSETS:
 Cash                                                       $21              $4
 Accounts receivable, net of allowances                  28,792          15,871
 Inventories                                             34,779          28,288
 Prepaid expenses and other current assets                4,306           1,934
 Deferred tax assets                                      1,212           1,949
                                                        -------         -------
  Total current assets                                   69,110          48,046

PROPERTY, PLANT AND EQUIPTMENT:
 Molds and tooling                                       14,011          12,373
 Warehouse equiptment                                       374             296
 office furniture and equiptment                          3,705           1,930
                                                        -------         -------
                                                         18,090          14,599
 Less accumulated depreciation                           (9,900)         (8,368)
                                                        -------         -------
                                                          8,190           6,231


INTANGIBLES, NET OF ACCUM. AMORTIZATION                   5,321           3,671
INVESTMENT - WINDMERE                                    10,567
NON-CURRENT DEFERRED TAX ASSET                            1,533           1,533
                                                        -------         -------
TOTAL ASSETS                                            $94,721         $59,481
                                                        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                       $16,989         $10,057
 Accrued expenses                                         2,122           1,233
 Revolving line of credit                                32,032          24,095


 Current portion - Subordinated debt                      5,000             417
                                                        -------         -------
  Total current liabilities                              56,143          35,802

LONG-TERM PORTION SUBORDINATED DEBT                         889             500
DUE TO WINDMERE                                                           3,254
                                                        -------         -------
  Total liabilities                                      57,032          39,556

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized,
 2,000,000 shares; no shares issued
 Common stock $.01 par value; authorized,
 20,000,000 shares; issued and outstanding,
 1997-13,017,144 shares, 1996-6,508,572 shares              130              65
Unrealized gains(losses) on securities
 available for sale                                         468
Additional paid-in capital                               52,943          29,293
Less Note Receivable - Windmere                         (10,848)
Accumulated deficit                                      (5,004)         (9,433)
                                                        -------         -------
 TOTAL STOCKHOLDERS' EQUITY                              37,689          19,925
                                                        -------         -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $94,721         $59,481
                                                        =======         =======

                        SALTON/MAXIM HOUSEWARES, INC.
                          STATEMENTS OF OPERATIONS


                                 (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                           13 weeks ended                39 weeks ended
                                                        ---------------------        --------------------
                                                        3/29/97       3/30/96        3/29/97      3/30/96
                                                        -------       -------        -------      -------
NET SALES                                               $41,690       $20,190       $135,389      $79,844
Cost of goods sold                                       27,188        13,604         89,166       55,320
Distribution expenses                                     1,920         1,339          5,925        4,426
                                                        -------       -------        -------      -------
GROSS PROFIT                                             12,582         5,247         40,298       20,098
Selling, general and administrative expenses             12,528         5,013         30,285       14,345
                                                        -------       -------        -------      -------
OPERATING INCOME                                             54           234         10,013        5,753
Interest expense                                            941           959          3,040        2,976
                                                        -------       -------        -------      -------
INCOME(LOSS) BEFORE INCOME TAXES                           (887)         (725)         6,973        2,777
Income tax benefit(expense)                                 210            20         (2,544)         (90)
                                                        -------       -------        -------      -------
NET INCOME(LOSS)                                          ($677)        ($705)        $4,429       $2,687
                                                        =======       =======        =======      =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                       13,017,144     6,508,572     13,031,591    6,583,783

NET INCOME(LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE;
  NET INCOME(LOSS)                                       ($0.05)       ($0.11)         $0.34        $0.41


                        SALTON/MAXIM HOUSEWARES, INC.

                          STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                             39 weeks ended
                                                            -----------------
                                                            3/29/97   3/30/96
                                                            -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME:
 Adjustments to reconcile net income                         $4,429    $2,687
  to net cash used in
  operating activities:
   Change in deferred taxes                                     737
   Depreciation and amortization                              2,286     1,761
   Changes in assets and liabilities:
     Accounts receivable                                    (12,921)   (4,506)
     Inventories                                             (6,491)   (7,705)
     Prepaid expenses and other
       current assets                                        (2,372)     (593)
     Accounts payable                                         6,932     5,590
     Accrued expenses                                           889       234
                                                            -------   -------
     Net cash used in
       operating activities                                  (6,511)   (2,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (3,491)   (2,881)
  Block acquisition and related payments                     (2,501)
                                                            -------   -------
     Net cash used in investing
     activities                                              (5,992)   (2,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit                  7,937     6,805
  Repayments of subordinated note payable                      (417)     (333)
  Additional short-term subordinated note payable             5,000
  Financing costs                                                        (242)
  Payment for product line acquisitions                                  (815)
                                                            -------   -------
     Net cash provided by
      financing activities                                  12,520      5,415
                                                            -------   -------
 Net increase in cash                                          $17         $2
 Cash beginning of period                                        4          6
                                                             -------   -------
 Cash end of period                                            $21         $8
                                                             =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                  $3,049     $2,693
  Income taxes                                              $1,058        $10



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

A long-term debt obligation of $3,254 was cancelled by the consummation of a transaction with Windmere-Durable Holdings, Inc. ("Windmere"). In addition, the Company received a $10,848 note receivable and 748,112 shares of Windmere Common stock in exchange for 6,508,572 newly issued shares of Common stock of the Company.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   FINANCIAL STATEMENTS.

The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of financial information. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1996 Annual Report to Shareholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   EARNINGS PER COMMON SHARE.

Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding. The shares shown as outstanding in the Statements of Operations have been adjusted for dilutive common stock equivalents applying the treasury stock method.

3.   EVENTS OF THE FIRST NINE MONTHS ENDED MARCH 29, 1997.

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

The Company entered into a major supply contract with Kmart Corporation on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Kmart is the exclusive discount department store to market these White-Westinghouse(R) products.

The Company also entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere, the owner of approximately 50% of the outstanding common stock of the Company, pursuant to the Marketing Cooperation Agreement dated July 11, 1996 between the Company and Windmere. Pursuant to the Letter Agreement, in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract, the Company has agreed to pay to Windmere a fee equal to 50% of defined profits derived from the Company's supply contract with Kmart.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains certain forward-looking statements, including statements relating to expected benefits from the Company's supply contract with Kmart. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These factors include: economic conditions and the retail environment, the timely development, introduction and customer acceptance of products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; cancellation or reduction of orders; and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 30, 1996.

     Net sales in the third quarter of fiscal year 1997 were $41.7 million, an increase of approximately $21.5 million or 106.5% compared to net sales of $20.2 million in the third quarter of fiscal year 1996. This increase in sales is primarily attributable to increased sales of the Juiceman(TM) juice extractors and George Foreman Grills(TM). Also, the addition of sales of Block China products and White-Westinghouse(R) products under the Company's supply agreement with Kmart contributed to the results of the period. Net sales of these products approximated 33.1% of net sales. Sales under the Kmart agreement are expected to increase in anticipation of Kmart instituting a broad range program under the White-Westinghouse(R) trade name.

     Gross profit in the third quarter of 1997 was $12.6 million or 30.2% of net sales as compared to $5.2 million or 26.0% in the third quarter of 1996. Cost of goods sold during the period decreased to 65.2% of net sales compared to 67.4% in 1996. Distribution expenses were approximately $1.9 million or 4.6% of net sales in 1997 compared to $1.3 million or 6.6% of net sales in the same period in 1996. However, gross profit and costs of goods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

     Selling, general and administrative expenses increased to $12.5 million for the period compared to $5.0 million for the same period in 1996. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $3.9 million in 1997 compared to 1996. Selling, general and administrative expenses were 30.0% of net sales compared to 24.8% of net sales last year. This increase was primarily a result of the increase in advertising costs and royalties and fees of approximately $400,000 due to Windmere under the Company's marketing cooperation agreement with Windmere and for guarantees and other services provided by Windmere. In addition, the Company incurred about $537,000 in administrative costs associated with the commencement of the White-Westinghouse(R) and the Farberware(TM) programs. The remaining dollar increase was primarily attributable to higher costs for additional personnel, commissions and various other marketing costs related to the higher sales level.

     Interest expense was approximately $941,000 for the quarter in 1997 or $18,000 lower than that of 1996. Interest expense during the current quarter was offset by interest income earned on the Windmere promissory note issued to the Company in July 1996. The average amount outstanding under the Company's revolving line of credit increased about $4.6 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a corresponding build in inventory.

     The Company had a net loss before income taxes of $887,000 in the third quarter of 1997 compared to a net loss before income taxes of $725,000 in 1996. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable. The Company had a net loss after income taxes in the third quarter of $677,000 or $0.05 per share on weighted average common shares outstanding of 13,017,144 in 1997 compared to a net loss after income taxes of $705,000 or $0.11 per share on weighted average shares outstanding of 6,508,572 in 1996.

     THIRTY-NINE WEEKS ENDED MARCH 29, 1997 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 30, 1996.

     Net sales in the first nine months of fiscal year 1997 were $135.4 million, an increase of approximately $55.6 million or 69.6%, compared to net sales of $79.8 million in the first nine months of fiscal year 1996. This increase in sales is primarily attributable to increased sales of the Juiceman(TM) juice extractors, George Foreman Grills(TM), private label programs and Block China products and the addition of White-Westinghouse(R) sales under the Kmart program. Net sales of Block China products and White-Westinghouse(R) products to Kmart approximated 19.6% of net sales in the first nine months of 1997. Sales under the Kmart agreement are expected to increase in anticipation of Kmart instituting a broad range program under the White-Westinghouse(R) trade name.

     Gross profit in the first nine months of 1997 was $40.3 million or 29.8% of net sales as compared to $20.1 million or 25.2% in the first nine months of 1996. Costs of goods sold during the period decreased to 65.9% of the net sales compared to 69.3% in 1996. Distribution expenses were approximately $5.9 million or 4.4% of net sales in 1997 compared to $4.4 million or 5.5% of net sales in the same period in 1996. However, gross profit and costs of goods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

     Selling, general and administrative expenses increased to $30.3 million for the period compared to $14.3 million for the same period in 1996. Advertising costs for certain media and cooperative coverages of the Company and its products increased about $8.7 million in 1997 compared to 1996. Selling, general and administrative expenses were 22.4% of net sales compared to 18.0% of net sales last year. This increase was primarily a result of the increase in advertising costs and royalties and fees of approximately $400,000 due to Windmere under the Company's marketing cooperation agreement with Windmere and for guarantees and other services provided by Windmere. In addition, the Company incurred about $1.1 million in costs associated with the commencement of the White-Westinghouse(R) and the Farberware(TM) programs. The remaining dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, royalties, commissions and various other marketing costs related to the higher sales level.

     Interest expense was approximately $3.0 million for the first nine months in both fiscal 1997 and 1996. Interest expense during the current year was offset by interest income earned on the Windmere promissory note issued to the Company in July 1996. The average amount outstanding under the Company's revolving line of credit increased about $7.6 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a corresponding build in inventory.

     The Company had income before income taxes of $7.0 million in the first nine months of 1997 compared to income before income taxes of $2.8 million in 1996. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable. The Company had net income after income taxes in the first nine months of 1997 of $4.4 million or $0.34 per share on weighted average common shares outstanding of 13,031,591 in 1997 compared to net income after income taxes of $2.7 million or $0.41 per share on weighted average shares outstanding of 6,583,783 in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 1997, the Company used net cash of $6.5 million in operating activities and net cash of $6.0 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, the acquisition of Block China, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $12.5 million for these purposes from increased line of credit proceeds and a $5.0 million short term note with Windmere which bears interest at 9.8% per annum.
At March 30, 1997, the Company had approximately $31.5 million outstanding as drawings under its revolving line of credit (the "Facility"). Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. Under the terms of the Facility, the Company had the ability at March 30, 1997 to borrow a total of approximately $35.7 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under the Facility and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

     The Company entered into a major supply contract with Kmart Corporation on January 27, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Kmart is the exclusive discount department store to market these White-Westinghouse(R) products.

     The Company also entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere, the owner of approximately 50% of the outstanding common stock of the Company, pursuant to the Marketing Cooperation Agreement dated July 11, 1996 between the Company and Windmere. Pursuant to the Letter Agreement, in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract, the Company has agreed to pay to Windmere a fee equal to 50% of defined profits derived from the Company's supply contract with Kmart.

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

     Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit No.

      10.33 Letter Agreement dated April 30, 1997 between the Company and Windmere-Durable Holdings, Inc.

      27      Financial Data Schedule

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



                                   SALTON/MAXIM HOUSEWARES, INC.


Date:  May 9, 1997              /s/WILLIAM B. RUE
                               ---------------------------------
                                     William B. Rue
                                     Senior Vice President and
                                     Chief Operating Officer
                                     (Duly Authorized Officer
                                     of the Registrant)