Form 10-Q/A
period 1996-12-28
SALTON MAXIM HOUSEWARES INC
filed 1997-07-30
CIK 878280

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-Q/A


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

EXPLANATORY NOTE: This Form 10-Q/A amends and restates the Form 10-Q/A filed for the quarter ended December 28, 1996.


                         SALTON/MAXIM HOUSEWARES, INC.
                                 FORM 10-Q/A
                        QUARTER ENDED DECEMBER 28, 1996

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


     The Company entered into a major supply contract, dated January 27, 1997, with Kmart Corporation. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Kmart is the exclusive discount department store to market these White-Westinghouse(R) products.

     The Company also entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere, the owner of approximately 50% of the outstanding common stock of the Company. Pursuant to the Letter Agreement, in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract, the Company has agreed to pay to Windmere a fee equal to 50% of defined profits derived from the Company's supply contract with Kmart.

     A copy of the Company's license agreement dated February 1, 1996 with White Consolidated Industries, Inc. ("White Consolidated"), the Company's license agreement dated May 21, 1996 with White Consolidated and the Company's supply contract with Kmart are attached hereto as Exhibits 10.30, 10.31 and 10.32, respectively. A copy of the Letter Agreement is attached as Exhibit
10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997. The foregoing description of the Company's supply contract with Kmart and the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the supply contract attached hereto as Exhibit 10.32 and the Letter Agreement attached as
Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997.

     The Company expects that purchases of White-Westinghouse(R) products by Kmart will contribute significantly to the Company's sales. Shipments of the White-Westinghouse(R) products to Kmart commenced late in the second quarter of fiscal 1997.

     The matters discussed in the immediately preceding paragraph relating to expected benefits from Company's supply contract with Kmart are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These factors include: economic conditions and the retail environment, the timely development, introduction and customer acceptance of White-Westinghouse(R) products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; cancellation or reduction of orders; and other factors detailed elsewhere from time to time in the Company's filings with the Securities and Exchange Commission.

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



                                     SALTON/MAXIM HOUSEWARES, INC.



Date:  July 25, 1997                 /s/WILLIAM B. RUE
                                     ---------------------------
                                     William B. Rue
                                     Senior Vice President and
                                     Chief Operating Officer
                                     (Duly Authorized Officer
                                     of the Registrant)

                                 EXHIBIT INDEX


Exhibit Number           Description of Document


    10.30 License Agreement dated as of February 1, 1996 between White Consolidated Industries, Inc. and the Registrant

    10.31 License Agreement dated as of May 21, 1996 between White Consolidated Industries, Inc. and the Registrant

    10.32 Purchase, Distribution and Marketing Agreement dated as January 27, 1997 between Kmart Corporation and the Registrant*

     27                  Financial Data Schedule




---------------
* Contains confidential material omitted and filed separately with the Securities and Exchange Commission. Brackets denote such omissions.