Form 10-K
period 1997-06-28
SALTON MAXIM HOUSEWARES INC
filed 1997-09-25
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE - ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 28, 1997 OR

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 22, 1997 was approximately $115,633,653, computed on the basis of the last reported sale price per share ($8.875) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares of the Registrant's Common Stock outstanding as of September 25, 1997 was 13,029,144.

                      DOCUMENTS INCORPORATED BY REFERENCE:


       PART OF FORM 10-K              DOCUMENT INCORPORATED BY REFERENCE
 ------------------------------  ---------------------------------------------

 Part III (Items 10, 11, 12 and  Portions of the Registrant's Definitive Proxy
           13)                   Statement to be used in connection with
                                 its 1997 Annual Meeting of Stockholders.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ECONOMIC CONDITIONS AND RETAIL ENVIRONMENT; THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; COMPETITIVE PRODUCTS AND PRICING; DEPENDENCE ON FOREIGN SUPPLIERS AND SUPPLY AND MANUFACTURING CONSTRAINTS; THE COMPANY'S RELATIONSHIP AND CONTRACTUAL ARRANGEMENTS WITH KEY CUSTOMERS, SUPPLIERS AND LICENSORS; CANCELLATION OR REDUCTION OF ORDERS; THE RISKS RELATING TO PENDING LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-K. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "ESTIMATE," "PROJECT," "ANTICIPATED," "EXPECT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Salton/Maxim Housewares, Inc. (the "Company") designs and markets a broad range of kitchen and home appliances, personal and beauty care appliances and decorative quartz wall and alarm clocks under the brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R), Salton Time(R), White-Westinghouse(R) and Farberware(R). The kitchen and home appliances currently marketed by the Company include espresso/cappuccino makers, waffle makers, rice cookers, coffee makers, sandwich makers, toasters, bread baking machines, Hotray(R) Warming trays, juice extractors, fans, fan heaters, irons, ice cream and yogurt makers, and a wide variety of other food preparation appliances. The Company's personal and beauty care appliances include hair dryers, Wet Tunes(R) shower radios, shavers, curling irons, makeup mirrors, massagers, manicure systems and facial saunas. The Company also markets, under a joint venture agreement, a thermal household grill product under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine(R)." Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavy weight champion of the world. The Company contracts for the manufacture of most of its products with independent manufacturers located overseas, primarily in the Far East and Europe. The Company also manufactures and assembles certain appliances in its plant located in Kenilworth, New Jersey.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation ("Block China"). Block(R) China designs and markets tabletop products, including china, crystal and glassware primarily under the brand names Block(R), Atlantis(R) Crystal and Gear(R).

     On July 11, 1996, the Company consummated a transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan;
(ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable in five years and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

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

     The Company and Windmere also entered into a Marketing Cooperation Agreement (the "Marketing Cooperation Agreement"). Pursuant to the Marketing Cooperation Agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. The Company also entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere, pursuant to the Marketing Cooperation Agreement. The Letter Agreement provides that the Company pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract.

     In January, 1997, the Company entered into a major supply contract with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton. Under the terms of the contract, Salton supplies Kmart a broad range of kitchen and home appliances under the White-Westinghouse brand name. Kmart is the exclusive discount department store to market these White-Westinghouse products.

     In the second quarter of 1997, Windmere licensed the right to use the Farberware(TM) name for small electric appliances. Farberware(TM) is a time-honored trade name in the cookware and small electric appliance industry. Under the Marketing Cooperation Agreement, the Company obtained the exclusive, worldwide right to distribute Farberware(TM) small electric appliances.

     On June 19, 1997, Salton/Maxim acquired the assets of Jonal Crystal Ltd.("Jonal") from Sterling Cut Glass. Jonal imports, distributes and contract manufactures glassware and crystal for the gift, tabletop and housewares industries. Jonal products, which include the Crystal Kiss(TM) line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss, are offered as additional tabletop products under Block China.

     The Company's product strategy focuses on developing new products and enhancing existing products, then marketing those products under its established brand names to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. The Company designs its products in many contemporary styles and colors and with a wide variety of features. Management believes that the Company has a reputation in the industry for excellence in design, creative packaging and marketing of products, and innovative technology. It was the first to introduce warming trays, a combination espresso/cappuccino/drip coffee maker, shower radios, bread makers capable of using multiple grains of flours and Cell-U-Memo,(TM) the first voice memo recorder for use on cellular phones. The Company has had a number of products selected as top rated or best buy by various consumer magazines.

     The Company sells its products throughout the United States primarily to department stores, gourmet and lifestyle merchants, upscale mass merchandisers and through other direct distribution channels, direct mail catalogs and showrooms, specialty stores, warehouse clubs and beauty supply distributors.
The Company markets through its own sales force and a network of approximately 151 independent commissioned sales representatives. Further, the Company sells certain of its products, primarily Juiceman(R) and the George Foreman Grills(R), direct to consumers through the use of paid half- hour television programs commonly referred to as "infomercials."

     The Company believes that its principal strengths include its marketing capabilities, its reputation with retailers, its proven ability to develop new products and enhance existing products, and its established brand names.

PRODUCTS

     Salton/Maxim Housewares, Inc. markets kitchen and home appliances, tabletop products (including china, crystal and glassware), time products, gift products, and personal and beauty care appliances. Kitchen and home appliances are marketed primarily under the Salton(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R) and Farberware(R) brand names. Tabletop products are marketed primarily under the Block(R) China, Atlantis(R) Crystal and Gear(R) brand names. Personal and beauty care appliances and gift products are marketed under the Salton Creations(R) brand name and time products under the Salton Time(R) brand name. The Salton(R) brand name has been in continuous use since 1947 and the Maxim(R) name since 1970. The Company believes that the White-Westinghouse(R) and Farberware(R) brand names have time-honored traditions throughout the world.

     The marketing of the Company's products under its brand names permits the Company to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Products are designed to meet the needs of a broad range of consumers at a wide range of pricing points. These products include full-featured or upscale models or designs as well as those which are marketed to budget conscious consumers.

     The following table sets forth the approximate amounts and percentages of the Company's net sales by product category during the periods shown.



                                            FISCAL YEAR ENDED
                                         (DOLLARS IN THOUSANDS)


                            JUNE 28, 1997        JUNE 29, 1996        JULY 1, 1995
                        -------------------  -------------------  -------------------
                                    PERCENT              PERCENT              PERCENT
                        NET SALES  OF TOTAL  NET SALES  OF TOTAL  NET SALES  OF TOTAL
                        ---------  --------  ---------  --------  ---------  --------

Kitchen and Home
Appliances               $155,972     85.3%    $91,479     92.2%    $70,168     91.1%


Tabletop Products(1)       16,756      9.2%

Personal and Beauty
Care Appliances, Gifts
and Time Products          10,078      5.5%      7,723      7.8%      6,823      8.9%
                        ---------  --------  ---------  --------  ---------  --------

                         $182,806    100.0%    $99,202    100.0%    $76,991    100.0%
                        =========  ========  =========  ========  =========  ========


     (1)The Company entered this category of business in fiscal year 1997 upon the acquisition of substantially all of the assets and certain liabilities of Block(R) China Corporation, a tabletop product company, on July 1, 1996. The Block(R) China division of the Company designs and markets tabletop products including china, crystal and glassware. The Block product line was further augmented on June 19, 1997 with the acquisition of the assets of Jonal Crystal Ltd. from Sterling Cut Glass. Jonal products include the Crystal Kiss(R) line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss.

KITCHEN AND HOME APPLIANCES

     The Company designs and markets an extensive line of kitchen and home appliances under the Salton(R), Maxim(R), Breadman(R) Juiceman(R), George Foreman Grills(R), White-Westinghouse(R) and Farberware(R) brand names. The Company currently markets approximately 544 different models under its brand names in this category. The Salton(R) brand name was first introduced in 1947 through the Hotray(R), a product still marketed by the Company. Other product introductions have featured innovative technology and design applications and opened up new product classifications for household use. These introductions include the first triple function coffee appliance in the United States, (the Cafe Salton(R), an espresso/cappuccino/drip coffee maker), a yogurt maker, a peanut butter machine, George Foreman Grills(R) and the Wet Tunes(R) shower radios. The Salton(R) brand name has been in continuous use since 1947 and the Maxim(R) name since 1970. The Company believes that the White-Westinghouse(R) and Farberware(R) brand names have time-honored traditions throughout the world.

     The category includes kitchen and home appliances that are coffee and tea related products, thermal products, health conscious products, food preparation products, and fans, fan heaters and humidifiers.

Coffee and Tea Related Products

     Coffee and tea related products include combination espresso/cappuccino/drip coffee makers, coffee makers, coffee urns, coffee percolators, ice tea/ice coffee makers and a broad range of coffee related accessories, including coffee mills and grinders, mug warmer sets, electric kettles and replacement carafes.

     These products include:

     1,2,3 Spresso(R), a patented, easy to use espresso/cappuccino coffee maker. This machine has a vertical brewing system and is unique in the marketplace.
It operates cleanly, utilizing espresso coffee pods that are vacuum packed for freshness. The pods are fully bio-degradable. The product is simple to operate and a novice maker of expresso/cappuccino can operate the product in minutes.

     The Three For All(R), a combination espresso/cappuccino/drip coffee maker with a patented 2 cup adapter for direct cappuccino-espresso brewing. The Company believes that the Three For All(R) coffee/cappuccino maker resulted in the creation of a new product category in the small kitchen appliance industry.

     The Cappuccino Expres(R), a line of cappuccino espresso makers which make two to four cups of espresso in minutes. The patented steam jet froths milk for cappuccino while the coffee brews.

     In addition, the Company offers coffee urns and percolators traditional to the Farberware brand name.

Thermal Products

     Thermal products include bread bakers, sandwich makers, toasters, waffle makers, toaster ovens and irons.

     These products include:

     Breadman(R) thermal products offer l-l/2 pound capacity Breadman(R) and the 2 pound capacity Breadman Plus(R), automatic bread bakers. These bread machines are pre-programmed to know exactly how long to mix, knead, rise and bake healthy, whole grain breads. The consumer just needs to add the ingredients and set the proper cycle to bake the bread. A window allows the consumer to see the entire bread making process without opening the lid. The machines have a programmable timer that allows a preset bake time up to twelve hours in advance. Additionally, the "Ultimate" breadmaking machine, Breadman Ultimate(R), has advanced software and patented features. It includes over 100 programs, fuzzy programming, pause buttons and a patented integrated fruit, nut and herb dispenser.

     Thermal products also include the Salton Snack 'N' Sandwich maker series as well as a range of toasters, including Cool Touch and toaster ovens offered under the Salton(R), Maxim(R), White-Westinghouse(R) and Farberware(R) brand names.

Health Conscious Products

     Health conscious products include a wide assortment of food preparation products targeted to health conscious consumers who are interested in preparing foods such as yogurt, juices and ice cream from natural ingredients. These products range from ice cream makers and yogurt makers to a variety of juicers, juice extractors, rice cookers and vegetable steamers. The principal products include: the Nutritionist(R) line of cool touch sealed environment rice cookers; the Yogurt Maker, a thermostatically controlled unit for producing homemade yogurt; the Big Chill(R), a frozen yogurt and ice cream maker; and a series of automatic rice cookers and steamers.

     George Foreman's Lean Mean Fat Reducing Grilling Machines(R) (the "George Foreman Grills") are also included in this group. These products, which have unique, patented designs, grill meat, fish, chicken and vegetables evenly in minutes. The grills are double non-stick coated and the sloped cooking surfaces with patented grooves channels away measurable amounts of greasy fats into a separate tray.

     Juiceman(R) health conscious products include:

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

     The Juiceman(R) 210 and the Juiceman(R) 410 are elite professional series models with patented dual electronic speed controls.

Food Preparation Products

     Food preparation products offer customers a broad range of food preparation appliances such as electric woks, crepe makers, mixers, can openers, blenders, hand-held blenders, choppers and warming trays. These appliances include:

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

     The Donut Bites(R), an electric donut maker, makes six light, crispy baked donuts, and other dessert creations. It has a cool touch housing and non-stick surface for easy use.

     Food preparation appliances have been expanded to offer a range of these type of basic appliances under the White-Westinghouse(R) and Farberware(R) brand names.

Fans, Fan Heaters and Humidifiers

     Fans, fan heaters and humidifiers are marketed under the White-Westinghouse(R) brand name.

TABLETOP PRODUCTS

     The Company entered this category of business in fiscal year 1997 upon the acquisition of substantially all of the assets and certain liabilities of Block
China Corporation, a tabletop products company, on July 1, 1996.   The Block(R)
China division of the Company designs and markets tabletop products including china, crystal and glassware. The Block product line was further augmented on June 19, 1997 with the acquisition of the assets of Jonal Crystal Ltd. from Sterling Cut Glass. Jonal products include the Crystal Kiss(R) line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss.

     Tabletop products include crystal products offered under the Block(R), Atlantis(R) and Jonal(R) brand names, fine china and basic dinnerware in various designs and patterns under the Block(R) brand name, ceramic products under the Block(R) brand name and, under license, products utilizing the shapes and brands of Nabisco(R), such as Oreo Cookies(R) and Animal Crackers(R). In addition, Block(R) provides the Gear(R) line of products including Father Christmas(R) Country Farm(TM), Country Orchard(TM), and Country Village(TM). The combined Block China and Jonal product line offers approximately 2,096 different products. These products are primarily marketed by department stores, gift stores, specialty shops and other upscale merchants.

PERSONAL AND BEAUTY CARE APPLIANCES, GIFTS AND TIME PRODUCTS

     The Company introduced personal and beauty care appliances under the Salton Creations(R) brand name in January 1989, and presently markets approximately 91 models of these and related products. Salton Creations(R) hair dryers feature high quality materials, long life motors and innovative design high air flow systems. Hair dryers are offered in various sizes, shapes and colors, and are designed to mix form and function to enable consumers to correctly address power and heat to hair type and styling needs.

     The Company designs and markets a variety of other personal and beauty care appliances under the Salton Creations(R) brand name, including curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. The Wet Tunes(R) series of shower radios, introduced under the Salton(R) brand name in 1984, features an AM/FM radio with waterproof mylar speakers and wall mount brackets. Wet Tunes(R) radios are offered in several different shapes, sizes and colors. Also included in this series are the Wet Reflections(R), which has a light and fog-free mirror, the Wet Cassette(R) and the Wet Lantern(R). In addition to Salton Creations, these type appliances commenced being offered under the White-Westinghouse(R) brand name in fiscal year 1997.

     The Company also has a "gifts" program designed for department stores. Under this program, the Company provides department stores with practical, special occasion, small gift products. The Company's gifts programs included the mini tool kit, calcutape, travel smoke alarm, emergency auto flasher, deluxe art kit and the 7-piece gardening kit.

     The Company's Salton Time(R) products include decorative quartz wall and alarm clocks and have approximately 213 different models. Salton Time(R) has introduced a number of innovative products such as the waterproof Wet Times(R) indoor/outdoor clock.

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

     During fiscal 1997, the Company introduced 232 new product models, 173 new models in the kitchen and home appliance product lines and 59 in the personal and beauty care, gifts and time products. The introduction of products under the White-Westinghouse(R) and Farberware(R) brands added approximately 74 new models.

     During fiscal 1996, the Company introduced 95 new product models, 45 new models in the kitchen and home appliance product lines and 50 in the personal and beauty care, gifts and time products.

MARKETING AND DISTRIBUTION

     The Company's products are marketed throughout the United States under its brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R) Salton Time(R), George Foreman Grills(R) White Westinghouse(R), Farberware(R), Block(R) China, Atlantis(R) and Gear(R), primarily through department stores, gourmet and lifestyle merchants, upscale mass merchandisers, direct mail catalogs and showrooms, national chains, specialty stores, warehouse clubs and beauty supply distributors. The Company is also expanding its retailer base for certain of its products to include drug stores, supermarkets and medium scale mass merchandisers, as well as additional retailers within its existing channels of distribution.

     The Company's total net sales to its five largest customers during fiscal 1997 and 1996 were 47% and 55%, respectively. One of the company's customers, Kmart Corporation accounted for in excess of 10% of the Company's net sales during fiscal 1997. In fiscal 1996, two of the Company's customers, Federated Department Stores (including the merged operations of Macy's and its affiliates) and Dayton Hudson and its affiliates, each accounted for in excess of 10% of the Company's net sales. The combined net sales to these two entities, which consisted of eight distinct buying units for Federated Department Stores and three distinct buying units for Dayton Hudson (including its Target and Mervyn's subsidiary), represented 28% of the Company's net sales during fiscal 1996.

     The Company closely manages credit policies with respect to its customer base. The Company has not suffered significant credit losses to date, during a period of time when many major retailers, including customers of the Company, experienced significant financial difficulties, some filing for protection under bankruptcy laws. However, a significant concentration of the Company's business activity is with entities whose ability to meet their obligations with the Company is dependent upon prevailing economic conditions within the retail industry.

     The Company relies on its management's ability to determine the existence and extent of available markets for its products. Company management has extensive marketing and sales background and devotes a significant portion of its time to marketing-related activities. The Company markets its products primarily through its own sales force and approximately 151 independent sales representatives. The Company's representatives are located throughout the United States and Canada and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally terminable by either party upon 30 days notice.

     Management directs its marketing efforts toward retailers and believes that obtaining favorable product placement at the retail level is an important factor in its business, especially when introducing new products. The Company has an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically in response to many retailers' preference for paperless order systems.

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

     The Company also emphasizes the design and packaging of its products in order to increase their appeal to consumers and to stand out among other brands on retailers' shelves. Management believes that distinctive packaging, designed to answer consumers' questions concerning the Company's products, has resulted in increased shelf space and greater sales. Many of the Company's products are sold with instruction books and/or recipe books. Furthermore, the Company includes VHS Video Manuals(R) with selected products to provide step by step guidelines for the use and care of such products.

SOURCES OF SUPPLY

     Most of the Company's products are manufactured to the Company's specifications by over 46 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. The Company also purchased inventory from Durable Electrical Metal Factory, Ltd., a wholly owned subsidiary of Windmere, of $23,511,000, $3,200,000, and $2,089,000 in 1997, 1996, and 1995, respectively. Management believes that the Company maintains good business relationships with its overseas manufacturers. The Company also manufactures and assembles woks and warming trays in its plant located in Kenilworth, New Jersey.

     The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer for any of its products. However, during fiscal 1997, three manufacturers, including Durable, accounted for approximately 19%, 13% and 12% respectively, of the Company's product purchases. Two of these manufacturers are located in Hong Kong and China, while the third manufacturer is located in Korea. During fiscal 1996, two manufacturers located in Hong Kong and China accounted for approximately 26% and 15%, respectively of the Company's product purchases. The Company believes that the loss of any one manufacturer would not have a long-term material adverse effect on the Company because other manufacturers with which the Company does business would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short-term, adversely effect the Company's business until alternative supply arrangements were secured.

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

     The Company believes that it has enjoyed good working relations with its manufacturers located in Hong Kong and the People's Republic of China. Management believes that production currently conducted in the People's Republic of China could be relocated to other low cost Far East manufacturing locations, including Hong Kong, with only temporary disruption and delay. However, the Company could be adversely affected if supply or demand for its products decreases significantly due to a disruption in production and delivery, or due to higher prices which result from increased manufacturing costs or unfavorable changes in trade policy.

     Quality assurance is particularly important to the Company and its product shipments are required to satisfy quality control tests established by its internal product design and engineering department. The Company employs independent agents to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

COMPETITION

     The Company's industries are mature and highly competitive. Competition is based upon price and quality, as well as innovation in the design of replacement models and in marketing and distribution approaches. The Company competes with established companies having substantially greater facilities, personnel, financial and other resources than those of the Company. In the sale of kitchen and home appliances, the Company competes with, among others, Toastmaster, Rival, Hamilton Beach Krups, Rowenta, Inc., Black and Decker, and Sunbeam/Oster. In the sale of tabletop products, the Company competes with, among others, Mikasa, Lennox, Miller Rogaska, Villeroy Boch, Waterford Crystal and Baccarat Crystal. In the sale of personal care small appliances, the Company principally competes with, among others, Clairol, Inc. (wholly-owned subsidiary of Bristol-Myers Squibb Company), Conair Corporation, Vidal Sassoon and Andis.

     Management believes that the success of the Company is dependent on the ability of the Company to offer a broad range of existing products and to continually introduce new products and enhancements to existing products which have substantial consumer appeal based upon price, design, performance and features. The Company also believes that its trademarks, particularly Salton, Maxim, Breadman, Juiceman, Salton Creations and Salton Time, and Block are important to the Company's ability to compete effectively. Management further believes that the White-Westinghouse and Farberware brand names provide the Company with additional capability to provide the consumer market with appealing, well priced products to meet competition.

EMPLOYEES

     As of June 28, 1997, the Company employed 175 persons, of whom approximately 49 persons, who work at the Company's Kenilworth, New Jersey facility, were covered by a collective bargaining agreement which expires February 28, 1999. The Company generally considers its relationship with employees to be satisfactory and has never experienced a work stoppage.

REGULATION

     The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. In general, the Company has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on the Company's business. Most of the Company's products are listed by Underwriters Laboratories, Inc. ("UL"), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. Satisfaction of the standards of UL for the Company's consumer electrical appliances is important to the Company and the Company has not experienced difficulty in satisfying such standards.

BACKLOG

     Orders for the Company's products are typically subject to cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 28, 1997, the Company had a backlog of approximately $83 million compared to approximately $60 million as of June 29, 1996. The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

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

     During 1996, the Company entered into license agreements with White Consolidated Industries, Inc. for use of the White-Westinghouse trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant the Company the exclusive right and license to use the White-Westinghouse trademark in the United States and Canada in exchange for certain license fees, royalties and minimum royalties. The license agreements also contain minimum sales requirements which, if not satisfied, may result in the termination of the agreements. The license agreements are also terminable upon a breach by the Company.

     The Company has a joint venture agreement (the "Joint Venture") with George Foreman Products, Inc., a Nevada corporation, and Benjamin H., a California corporation. The name of the Joint Venture is "Salton/Maxim Presents George Foreman, A Joint Venture." The Joint Venture is engaged solely in the business of acquiring, selling and distributing a thermal household grill product under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine." Each "Joint Venture" partner has certain percentage ownership interests in the venture. Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavy weight champion of the world.

     In the second quarter of 1997, Windmere licensed the right to use the Farberware name for small electrical appliances. Farberware is a time-honored trade name in the cookware and small electric appliance industry. Under the Marketing Cooperation Agreement, the Company obtained the exclusive, worldwide right to distribute Farberware small electric appliances.

     The Company has other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Gino's East Pizza, Hulk Hogan, Gear, Taco Bell, Hershey Kiss, Warner Bros. characters, Andy Warhol, Marilyn Monroe, James Dean, Campbell Soup and Nabisco.

     The Company believes that these other license arrangements are important to the Company to demonstrate its creativity and versatility in product design and the enhancement of existing products. However, the Company does not believe that its product lines are dependent upon any single license or group of these other licenses.

WARRANTIES

     The Company's products are generally sold with a limited one-year warranty from the date of purchase. In the case of defects in material or workmanship, the Company agrees to replace or repair the defective product without charge. To date, the Company has not experienced significant warranty claims.

ITEM 2. PROPERTIES

     The Company does not own any facilities. A summary of the Company's leased properties is as follows:


       LOCATION          DESCRIPTION         AREA(SQ. FT.)      EXPIRATION
       --------          -----------         -------------      ----------

 Mt. Prospect, IL      Executive
                       offices,
                       warehousing and
                       repair facility            34,600       June 30, 1999

 Rancho Dominguez, CA  Warehouse and
                       distribution
                       facility                  340,672       October 31, 2002

 Harrison, NJ          Warehouse and
                       distribution facility     146,555       May 31, 2002

 Kenilworth, NJ        Manufacturing
                       and
                       warehouse/distribution
                       facilities                 97,800       March 31, 2000

 Long Beach, CA        Warehouse and
                       distribution
                       facility                   34,328       March 14, 1998

 New York, NY          Block sales office         11,500       December 31, 1998

 Gurnee, IL            Retail outlet               6,141       January 31, 2000

 Mt. Prospect, IL      Consumer Services           3,018       June 30, 1999

 Long Branch, NJ       Retail outlet               1,200       Month-to-month

 Chicago, IL           Block Atlantis


                       retail store                     560  October 15, 2007


     Facilities in public warehouses have been used to service the Company's needs during the last twelve months.

ITEM 3. LEGAL PROCEEDINGS

     The Company, White Consolidated, Inc. ("White Consolidated"), Windmere-Durable Holdings, Inc. and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could terminate or otherwise adversely affect the Company's ability to market and sell products under the White-Westinghouse brand name to Kmart and other retailers.

     The Company is a party to various other actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation will not have a material adverse effect on the financial condition or results of operations of the Company. The Company also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which it is not insured.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  Not applicable.
     (b)  Not applicable.
     (c)  Not applicable.
     (d)  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT(1)

     The following is a list of the executive officers of the Company. The executive officers are elected each year and serve at the pleasure of the Board of Directors.


     NAME                             AGE                             POSITION AND OFFICE HELD
     ----                             ---                             ------------------------

Leonhard Dreimann                      49                         President and Chief Executive Officer
David C. Sabin                         47                         Chairman of the Board and Secretary
William B. Rue                         50                         Chief Operating Officer and Senior Vice
                                                                  President


    (1) The description of Executive Officers called for in this item is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation SK.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The registrant's Common Stock is traded on the NASDAQ National Market under the symbol "SALT". The following table sets forth the range of high and low bid prices of the Common Stock for the years ended June 28, 1997 and June 29, 1996 as reported by the NASDAQ system.


                                                         HIGH          LOW
                                                         ----          ---

YEAR ENDED JUNE 28, 1997
First Quarter                                            8 5/8        4 1/2
Second Quarter                                           8 3/4        6 1/4
Third Quarter                                                9        5 5/8
Fourth Quarter                                           8 1/4        6 3/8
YEAR ENDED JUNE 29, 1996
First Quarter                                            3 3/8        1 5/8
Second Quarter                                           4 1/8        2 1/2
Third Quarter                                                4        2 1/2
Fourth Quarter                                           5 1/4        2 1/4



     As of September 17, 1997, there were approximately 416 holders of record of the common stock of the Company. The Company has paid no dividends on the Common stock and it is the Company's present intention to retain earnings to finance the expansion of its business. The Company's current lending agreement further restricts its ability to pay dividends.

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

                          STATEMENT OF OPERATIONS DATA


                                      JUNE 28,    JUNE 29,     JULY 1,    JULY 2,     JUNE 26,
                                        1997        1996        1995        1994        1993
                                      --------    --------     -------    --------    --------
Net sales                             $182,806    $ 99,202     $76,991    $ 48,807    $ 50,661
Cost of sales                          121,590      66,923      55,552      37,333      39,814
Distribution expenses                    7,809       5,856       4,569       3,412       3,746
                                      --------    --------     -------    --------    --------
Gross profit                            53,407      26,423      16,870       8,062       7,101
Selling, general, and administrative
  expenses                              42,944      21,343      13,142       8,470       8,467
                                      --------    --------     -------    --------    --------
Operating income (loss)                 10,463       5,080       3,728       (408)     (1,366)
Interest expense, net                    4,063       3,934       3,057       2,047       1,643
Class action lawsuit expense                                                   489         142
                                      --------    --------     -------    --------    --------
Income (loss) before taxes               6,400       1,146         671     (2,944)     (3,151)
                                      --------    --------     -------    --------    --------
Income tax expense (benefit)             2,001     (3,450)          20
                                      --------    --------     -------    --------    --------
Net income (loss)                     $  4,399    $  4,596        $651    $(2,944)    $(3,151)
                                      ========    ========     =======    ========    ========


Weighted average shares outstanding     13,082       6,628       5,901       5,050       4,950
Net income (loss) per share           $   0.34       $0.69       $0.11    $ (0.58)    $ (0.64)


BALANCE SHEET DATA:
  Working capital                     $ 17,996    $ 12,244     $ 9,072    $  9,290    $ 10,768
  Total assets                         102,343      59,481      41,121      38,635      35,797
  Long-term debt                         4,933       3,754         900       4,374         974
  Stockholders' equity                  38,622      19,925      15,329      10,736      13,638


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

     Net sales for the fiscal year ended June 28, 1997 were $182.8 million, an increase of approximately $83.6 million or 84.3% compared to net sales of $99.2 million for the fiscal year ended June 29, 1996. This increase is primarily attributable to increased sales of the Juiceman juice extractors and George Foreman Grills, private label programs and the addition of Block China and White-Westinghouse sales under the Kmart program. Net sales of White-Westinghouse products to Kmart approximated 16% of net sales. Sales under the Kmart agreement are expected to increase in anticipation of Kmart instituting a broad range program under the White- Westinghouse trade name.

     Gross profit in 1997 was $53.4 million or 29.2% of net sales as compared to $26.4 million or 26.6% in 1996. Cost of goods sold during the period decreased to 66.5% of net sales compared to 67.5% in 1996. Distribution expenses were $7.8 million or 4.3% of net sales in 1997 compared to $5.9 million or 5.9% of net sales in the same period in 1996. Gross profit and costs of goods sold in 1997 as a percentage of net sales were improved primarily due to a more favorable mix of sales of higher gross margin items when compared to 1996.

     Selling, general and administrative expenses increased to $42.9 million or 23.5% of net sales in 1997 compared to $21.3 million or 21.5% of net sales for the same period in 1996. Expenditures for television, certain media and cooperative advertising coverages and royalty expenses were $25.7 million or 14.1% of net sales in 1997 when compared to $10.9 million or 11.0% of net sales in 1996. The remaining selling, general and administrative costs were $17.2 million or 9.4% of net sales in 1997 compared to $10.4 million or 10.5% of net sales in 1996. The dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, sales commissions and various other costs related to the higher level of sales.

     Net interest expense was approximately $4.1 million for 1997 compared to $3.9 million for 1996. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 10.5% in 1997 compared to 11.1% in 1996. The average amount outstanding under the Company's revolving line of credit increased about $9.3 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonal build in inventory. Interest expense during the period was offset by interest income earned on the promissory note from Windmere issued to the Company for stock sales in July 1996.

     The Company had income before income taxes of $6.4 million in 1997 compared to income before income taxes of $1.1 million in 1996. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable. Net income after income taxes was $4.4 million or $0.34 per share in 1997 compared to net income after income taxes of $4.6 million or $0.69 per share in 1996. Also during 1996, the Company had re-assessed the measurement of deferred tax assets based on available evidence and concluded that these assets at June 29, 1996 were anticipated to be realized. Accordingly, the Company released previously recorded valuation allowances which resulted in an income tax benefit of $3.5 million in 1996. Excluding the effect of this income tax benefit, net income after income taxes would have been $1.1 million in 1996 compared to net income after income taxes of $4.4 million in 1997. Weighted average common shares outstanding were 13,071,757 in 1997 compared to 6,628,236 in 1996. Weighted average common shares increased as a result of the Windmere transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 1997, the Company used net cash of $9.0 million in operating activities and net cash of $6.3 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, acquisition of the Block China tabletop product line, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $17.9 million for these purposes from increased line of credit proceeds and a $4.9 million short term note with Windmere which bears interest at 9.8% per annum. At June 28, 1997, the Company had approximately $38 million outstanding as drawings under its revolving line of credit (the "Facility"). Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. Under the terms of the Facility, the Company had the ability at June 28, 1997 to borrow a total of approximately $38.6 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under the Facility and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months. The Company currently has budgeted approximately $3.6 million in capital expenditures for the fiscal year ending June 27, 1998.

     The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

     During the fiscal year, the Company had a $45,000,000 Facility with a commercial lender (the "Lender"). Borrowings under this Facility bore interest at 2% over the Lender's established prime rate, payable monthly.

     On June 30, 1997, the Company amended and extended its Facility (the "Amended Facility") with the lender to September, 30, 2000. The Amended Facility provides for borrowings up to $75,000,000 and it bears interest at 1% over the Lender's established prime rate, payable monthly, and includes a provision which provides the Company the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Company may further reduce its interest rate by meeting certain performance provisions.

     The Amended Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. It contains restrictive financial covenants, the more significant of which require the Company to maintain specified ratios of total liabilities to net worth, minimum tangible net worth, and minimum earnings before interest, taxes, depreciation and amortization. Other covenants also limit the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricts the ability of the Company to pay dividends, and also requires the Company to apply cash receipts to pay down borrowings under the Facility.

     The Company entered into a major supply contract with Kmart Corporation on January 27, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse brand name. Kmart is the exclusive discount department store to market these White-Westinghouse products.

     On July 11, 1996, the Company concluded its transaction with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to that certain Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. The Note is payable five years from the closing date of the purchase and bears interest at 8% per annum payable quarterly. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

     The Company and Windmere entered into a Marketing Cooperation Agreement on July 11, 1996 (the "Marketing Cooperation Agreement"). Pursuant to the Agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. Consequently, the Company entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere. The Letter Agreement provides that the Company pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract. The effect of all transactions with Windmere was to reduce 1997 net income by approximately $126,000.

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop products company. The new Block China Division designs and markets table top products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and an earn-out of up to $500,000 and 150,000 shares of Common Stock based on the Block China Division's financial performance over a three-year period.

ACCOUNTING PRONOUNCEMENTS

     The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Company believes that the adoption of this statements will not have a material effect on the Company's financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton/Maxim Housewares, Inc.
Mount Prospect, Illinois

We have audited the accompanying balance sheets of Salton/Maxim Housewares, Inc. as of June 28, 1997 and June 29, 1996 and the related statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton/Maxim Housewares, Inc. as of June 28, 1997 and June 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP


September 24, 1997
Chicago, Illinois

                         SALTON/MAXIM HOUSEWARES, INC.

                                 BALANCE SHEETS
                        JUNE 28, 1997 AND JUNE 29, 1996


                                                          1997         1996
                                                          ----         ----

                ASSETS
                ------

CURRENT ASSETS:
 Cash                                                 $  2,612,871  $     3,983
 Accounts receivable, less allowance:
   1997--$2,400,000; 1996--$1,900,000                   25,646,677   15,870,626
 Inventories                                            41,967,801   28,287,965
 Prepaid expenses and other current assets               3,717,062    1,934,006
 Federal income taxes refundable                         1,105,336
 Deferred tax assets                                     1,734,414    1,949,315
                                                      ------------  -----------
     Total current assets                               76,784,161   48,045,895

PROPERTY, PLANT AND EQUIPMENT:
 Molds and tooling                                      14,827,525   12,373,478
 Warehouse equipment                                       380,487      296,168
 Office furniture and equipment                          3,792,035    1,929,683
                                                      ------------  -----------
                                                        19,000,047   14,599,329
 Less accumulated depreciation                         (10,684,016)  (8,367,736)
                                                      ------------  -----------
                                                         8,316,031    6,231,593

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION             4,880,006    3,670,533
NON-CURRENT DEFERRED TAX ASSETS                            205,580    1,533,069
INVESTMENT IN WINDMERE COMMON STOCK                     12,156,820
                                                      ------------  -----------
TOTAL ASSETS                                          $102,342,598  $59,481,090
                                                      ============  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
 Revolving line of credit                             $ 37,977,230  $24,095,382
 Accounts payable                                       17,361,238   10,057,195
 Accrued expenses                                        2,757,790    1,164,851
 Accrued interest payable                                  191,807       67,932
 Current portion--Subordinated Debt                        500,000      416,669
                                                      ------------  -----------
     Total current liabilities                          58,788,065   35,802,029

LONG-TERM PORTION SUBORDINATED DEBT                                     500,000
DUE TO WINDMERE                                          4,932,730    3,254,286
                                                      ------------  -----------

     Total Liabilities                                  63,720,795   39,556,315

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; authorized,
   2,000,000 shares, no shares issued
 Common Stock, $.01 par value; authorized,
   20,000,000 shares; shares issued and outstanding:
   1997-13,029,144; 1996-6,508,572                         130,291       65,086
 Unrealized gains on securities available for sale       1,337,250
 Additional paid-in capital                             53,035,981   29,292,946
 Less note receivable from stock issuance              (10,847,620)
 Accumulated deficit                                    (5,034,099)  (9,433,257)
                                                      ------------  -----------
     Total stockholders' equity                         38,621,803   19,924,775
                                                      ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $102,342,598  $59,481,090
                                                      ============  ===========


                See Notes to Consolidated Financial Statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                             STATEMENTS OF EARNINGS
           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995




                                                  1997         1996         1995
                                              ------------  -----------  -----------

Net sales                                     $182,806,323  $99,202,415  $76,991,270


Cost of goods sold                             121,590,232   66,923,141   55,551,782

Distribution expenses                            7,808,631    5,856,477    4,569,681
                                              ------------  -----------  -----------


Gross profit                                    53,407,460   26,422,797   16,869,807

Selling, general and administrative expenses    42,944,341   21,342,872   13,142,207
                                              ------------  -----------  -----------


Operating income                                10,463,119    5,079,925    3,727,600

Interest expense, net                            4,063,197    3,934,325    3,056,570
                                              ------------  -----------  -----------


Income before income taxes                       6,399,922    1,145,600      671,030

Income tax expense (benefit)                     2,000,764   (3,449,884)      20,000
                                              ------------  -----------  -----------


Net income                                    $  4,399,158  $ 4,595,484  $   651,030
                                              ============  ===========  ===========



Weighted average common and common
  equivalent shares outstanding                 13,082,254    6,628,236    5,901,133

Net income per common and common
  equivalent share                            $       0.34  $      0.69  $      0.11






                 See Notes To Consolidated Financial Statements

                         SALTON/MAXIM HOUSEWARES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995



                                               Unrealized
                                                Gains on                   Less Note
                                               Securities   Additional     Receivable                         Total
                                       Common    Held for    Paid In       from sales    Accumulated      Stockholders'
                             Shares     Stock     Sale        Capital       of stock        Deficit          Equity
                             ------     -----     ----        -------      ----------       -------          ------

BALANCE, July 2, 1994     5,100,000   $51,000              $25,364,875                 $(14,679,771)  $  10,736,104

 Class Action lawsuit
   settlement               394,520     3,945                  896,055                                      900,000
 Conversion of
   subordinated debt
   and related accrued
   interest to equity     1,014,052    10,141                3,032,016                                    3,042,157
 Net income for fiscal
   1995                                                                                      651,030        651,030
                         ----------  --------              -----------                 -------------  -------------

BALANCE, July 1, 1995     6,508,572    65,086               29,292,946                  (14,028,741)     15,329,291

 Net income for
   fiscal 1996                                                                             4,595,484      4,595,484
                         ----------  --------              -----------                 -------------  -------------

BALANCE, June 29, 1996    6,508,572    65,086               29,292,946                   (9,433,257)     19,924,775

 Issuance of
   common stock           6,508,572    65,085               23,650,352  $(10,847,620)                    12,867,817
 Issuance of warrants                                           82,303                                       82,303
 Unrealized gains on
   securities available
   for sale                                    $1,337,250                                                 1,337,250
 Employee stock option
   shares exercised          12,000       120                   10,380                                       10,500
 Net income fiscal 1997                                                                    4,399,158      4,399,158
                         ----------  --------  ----------  -----------  -------------  -------------  -------------


BALANCE, June 28, 1997   13,029,144  $130,291  $1,337,250  $53,035,981  $(10,847,620)  $ (5,034,099)  $  38,621,803
                         ==========  ========  ==========  ===========  =============  =============  =============








                 See Notes to Consolidated Financial Statements

                         SALTON/MAXIM HOUSEWARES, INC.

                            STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995


                                                       1997         1996         1995
                                                       ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $4,399,158   $4,595,484     $651,030
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Change in deferred taxes                              822,332   (3,482,384)
  Depreciation and amortization                       3,136,060    2,195,510    1,986,369
Changes in assets and liabilities:
  Accounts receivable                                (9,776,051)  (2,395,175)  (2,323,909)
  Inventories                                       (13,679,836)  (8,847,133)     617,614
  Prepaid expenses and other current assets          (1,783,056)    (892,342)     562,545
  Federal income tax refund                          (1,105,336)
  Accounts payable                                    7,304,043    4,650,026    2,056,488
  Accrued expenses                                    1,592,939      546,215       39,134
  Accrued class action lawsuit settlement
     fees                                                                        (100,000)
  Accrued interest                                      123,875       59,206       44,186
                                                     ----------   ----------   ----------
      Net cash provided by (used in) operating
        activities                                   (8,965,872)  (3,570,593)   3,533,457
                                                     ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (4,608,389)  (4,279,838)  (2,327,490)
  Block acquisition and related payments             (1,739,280)
                                                     ----------   ----------   ----------
      Net cash used in investing activities          (6,347,669)  (4,279,838)  (2,327,490)
                                                     ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit         13,881,848    6,234,938    1,071,384
  Repayment of subordinated note payable to
   bank                                                (416,999)    (583,331)
  Proceeds from subordinated debt and due to
   Windmere                                           4,932,730    3,254,286    1,000,000
  Offering costs associated with stock issue           (485,650)
  Common stock issued                                    10,500
  Payment for product line acquisitions                             (814,939)  (2,529,571)
  Financing costs                                                   (242,389)    (743,431)
                                                     ----------    ---------   ----------
      Net cash provided by (used in) financing
        activities                                   17,922,429    7,848,565   (1,201,618)
                                                     ----------    ---------   ----------
NET INCREASE (DECREASE) IN CASH                       2,608,888       (1,866)       4,349
CASH -- Beginning of Year                                 3,983        5,849        1,500
                                                     ----------    ---------   ----------
CASH -- End of Year                                  $2,612,871       $3,983       $5,849
                                                     ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                          $3,939,322   $3,510,123   $2,780,008
   Income taxes                                      $1,697,500      $10,000      $20,000


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     A long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere").
     In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.

                See Notes to Consolidated Financial Statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton/Maxim Housewares, Inc.("SMHI") and its subsidiaries (the "Company") principally import, distribute and sell kitchen and home appliances under the brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R), Salton Time(R), White-Westinghouse(R) and Farberware(R) through major retail markets and direct marketing distribution channels in the United States. The Company also designs and markets tabletop products, including china, crystal and glassware.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of SMHI and its subsidiaries, Home Creations Direct, Ltd. and Salton Hong Kong, Ltd. Salton Hong Kong, Ltd. is a foreign corporation which was organized under the laws of Hong Kong in fiscal year 1997. Intercompany balances and transactions are eliminated in consolidation.

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

     ACCOUNTING PERIOD -- The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 each consisted of 52 weeks.

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

     INTANGIBLE ASSETS -- Intangible assets, which are amortized over their estimated useful lives, consist of:


                                       USEFUL LIFE   JUNE 28,    JUNE 29,
                                       (IN YEARS)      1997        1996
                                       -----------     ----        ----
Goodwill                                 10-40      $1,926,454  $  295,238
Financing and organization costs           2-5         171,778     411,129
Patents and trademarks                    5-20       2,781,774   2,964,166
                                                    ----------  ----------
Intangible assets, net                              $4,880,006  $3,670,533
                                                    ==========  ==========


     Accumulated amortization of intangible assets was $3,770,866 at June 28, 1997, and $2,951,087 at June 29, 1996.

     Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

     REVENUE RECOGNITION -- The Company recognizes revenues when goods are shipped to its customers.

     DISTRIBUTION EXPENSES -- Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

     ADVERTISING -- The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion is performed by the retailer.

     The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which direct customer response occurs.

     INCOME TAXES -- The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -- Net income per common share is computed based upon the weighted average number of common and common equivalent shares (which include dilutive stock options) outstanding.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. Investment in Windmere common stock is accounted for as "available for sale" and is carried at fair value.

     ACCOUNTING PRONOUNCEMENTS -- The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in fiscal 1998. The Company believes that the adoption of this statement will not have a material effect on the Company's financial statements.

2.  WINDMERE TRANSACTION

     On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable July 11, 2001, bears interest at 8%, payable quarterly, and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

3.  BLOCK CHINA ACQUISITION

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company in a transaction accounted for as a purchase. The Block China Division of the Company designs and markets tabletop products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $4.75. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on financial performance over a three-year period of the Division. The operating results of Block China before its acquisition by the Company are not material.

4.  REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT

     During the 1997 fiscal year, the Company had a $45,000,000 revolving line of credit (the "Facility") with a commercial lender (the "Lender"). Borrowings under this Facility bore interest at 2% over the Lender's established prime rate, payable monthly.

     On June 30, 1997, the Company amended its Facility (the "Amended Facility") with the lender. It expires on September 30, 2000 and provides for borrowings up to $75,000,000. The Amended Facility bears interest at 1% over the Lender's established prime rate, payable monthly and includes a provision which provides the Company the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Company may further reduce its interest rate by meeting certain performance provisions.

     The Amended Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Facility contains restrictive financial covenants, the more significant of which require the Company to maintain specified ratios of total liabilities to net worth, minimum tangible net worth, and minimum earnings before interest, taxes, depreciation and amortization. Other covenants also limit the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricts the ability of the Company to pay dividends, and also requires the Company to apply cash receipts to pay down borrowings under the Facility.

     Information regarding short-term borrowings under revolving lines of credit is:


                                                        JUNE 28,     JUNE 29,
                                                          1997         1996
                                                          ----         ----
Balance at end of fiscal period                        $37,977,230  $24,095,382
Interest rate at end of fiscal period                        10.5%       10.25%
Maximum amount outstanding at any month-end            $43,632,702  $37,494,590
Average amount outstanding                             $35,191,494  $25,891,256
Weighted average interest rate during fiscal period          10.5%        11.1%
Outstanding letters of credit at end of fiscal period   $2,915,815   $1,242,335


5.  SUBORDINATED DEBT AND DUE TO WINDMERE

SUBORDINATED DEBT

     The Company has 10% subordinated notes payable aggregating $500,000. The notes have an effective maturity date of September 1, 1997.

     The Company had a $1,000,000 promissory note payable at the prime rate of interest to a bank. The note was subordinated to the commercial lender and was secured by subordinated liens on substantially all of the Company's assets. At June 29, 1996, approximately $417,000 remained outstanding under the note and the note was repaid in fiscal year 1997.


DUE TO WINDMERE

     The Company had amounts due to Windmere, including Durable Electrical
Metal Factory, Ltd., a wholly owned subsidiary of Windmere ("Durable"), totaling approximately $9,141,000, including notes payable of $4,932,730, at June 28, 1997. These amounts primarily represented working capital advances by Windmere to the Company to fund the development of the White-Westinghouse(R) and Farberware(R) product lines, as well as interest and trade accounts payable.

     The Company and Windmere entered into a Marketing Cooperation Agreement on July 11, 1996 (the "Marketing Cooperation Agreement"). Pursuant to this agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. Consequently, the Company entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere. The Letter Agreement provides that the Company pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract.

     Windmere and the Company entered into a loan agreement dated April 8, 1996 pursuant to which Windmere loaned $3,254,286 to the Company (the "Loan"). The principal balance of the Loan, together with all interest accrued thereon at 8% per annum, was due and payable upon the closing of the Windmere Transaction, described in Note 2, provided, however, that upon the request of the Company, Windmere agreed that $3,254,286 of the consideration payable by Windmere in the Windmere Transaction would be applied against the total amount outstanding and due under the Loan.

     On July 11, 1996, the Company requested that the cash portion of the Windmere Transaction be applied to the Loan, thereby effectively canceling the Loan. In addition, the Company paid Windmere approximately $54,000 in interest at that date under the Loan.

     The effect of all transactions with Windmere was to reduce 1997 net income by approximately $126,000.

6.  CAPITAL STOCK

     The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 29, 1996 and July 1, 1995, there were 6,508,572 shares issued and outstanding. As more fully described in Note 2 "Windmere Transaction" on July 11, 1996, Windmere purchased from the Company 6,508,572 newly issued shares of common stock which represented 50% of the outstanding shares of common stock of the Company on February 27, 1996 after giving effect to the transaction.

     The Company has authorized 2,000,000 shares of $.01 par value preferred stock. To date, no shares of preferred stock have been issued.

7.  STOCK OPTION PLANS

     In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 1995. As permitted by the statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

                                         1997               1996
            Net Income                   ----               ----
              As reported               $4,399,158        $4,595,484
              Pro forma                 $4,192,582        $4,509,515

            Primary earnings per share
              As reported                    $0.34             $0.69
              Pro forma                      $0.32             $0.68

     Options to purchase common stock of the Company have been granted to employees under the 1992 and 1995 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:


                                          1997                 1996
                                          ----                 ----
           Dividend yield                  0.0%                  0.0%
           Expected volatility            65.96%                62.37%
           Risk-free interest rate         6.11%                 6.11%
           Expected life of options        7.92 years            7.69 years


     In addition, on July 11, 1996 Windmere was granted an option to purchase up to 485,000 shares of common stock at $4.83 per share. This option is excercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 are exercised. A summary of the Company's fixed stock options for the fiscal years ended June 28, 1997 and June 29, 1996 is as follows:


                                              1997                          1996
                                              ----                          ----
                                                   Weighted-                    Weighted-
                                       Shares       Average         Shares        Average
                                        (000)   Exercise Price      (000)      Exercise Price
                                       -------  --------------      -----      --------------
     Outstanding at beginning of year    485       $4.827            271             $6.664
     Granted                             493        4.881            214              2.500
     Exercised                           (12)       0.875
     Expired
     Forfeited
                                       -----       ------            ---             ------
     Outstanding at end of year          966       $4.904            485             $4.827

     Options exercisable at end of year  958       $4.878            271             $6.664
     Weighted-average fair value of
       options granted during the year             $4.542                            $1.920

      The following information summarizes the stock options outstanding at June 28, 1997:


                                       Options Outstanding      Options Exercisable
                                       -------------------      -------------------
                                            Weighted-
                                             Average     Weighted-        Weighted-
                                            Remaining     Average          Average
                                   Shares  Contractual   Exercise  Shares  Exercise
     Range of Exercise Prices      (000)  Life (years)    Price     (000)    Price
     ------------------------      ------ ------------   --------  ------- --------
     $0.875 - $2.500                323       7.77       $2.052      323    $2.052
     $4.830 - $5.375                505       8.91        4.852      505     4.852
     $8.000 - $12.000               138       4.65       11.768      130    12.000
     -------------------------------------  ---------------------------------------
     $0.875 - $12.000               966        N/A         N/A       958    $4.878


8.  RELATED PARTY TRANSACTIONS

     The Company purchased inventory from Durable of $23,511,000, $3,200,000, and $2,089,000 in 1997, 1996, and 1995, respectively. The Company owed Durable approximately $3,120,000 at June 28, 1997 for current charges.

     The Company recorded inventory purchases and commissions with Markpeak, Ltd., a Hong Kong company, of approximately $7,815,000 and $432,000 respectively in 1997, $10,233,000 and $739,000, respectively in 1996, and $8,314,000 and $563,000, respectively in 1995. At June 28, 1997, the Company owed Markpeak, Ltd. approximately $1,475,000 for current charges. A director of the Company is the Managing Director of Markpeak, Ltd.

     During fiscal year 1997, the Company had purchases of approximately $162,000 as compared to sales of approximately $919,000 in fiscal year 1996, from Duquesne Financial Corporation ("Duquesne"). The Chairman of the Company is an executive officer of Duquesne. As of June 28, 1997, the Company owed Duquesne approximately $7,000 related to inventory purchases.

     The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $241,000, $160,000 and $196,000 in 1997, 1996 and 1995, respectively. A director of the Company was a co-founder of SDC. At June 28, 1997, the Company owed SDC approximately $31,400 for current commissions.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $1,183,000 $665,000, and $633,000, for the fiscal periods ended June 28, 1997, June 29, 1996, and July 1, 1995, respectively.

     The future minimum rental commitments as of June 28, 1997 were as follows:


Fiscal Year Ending
      1998                                                     $1,564,286
      1999                                                      2,666,095
      2000                                                      2,077,444
      2001                                                      1,967,532
      2002                                                      1,119,470
                                                               ----------
      Total                                                    $9,394,827
                                                               ==========


     The Company has employment agreements with its three executive officers which are in effect until December 15, 1997.

     The Company has license agreements with White Consolidated Industries, Inc.("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated agreement, were $6,300,000 in fiscal year 1997, $1,600,000 in fiscal year 1996 and $453,000 in fiscal year 1995.

10.  LEGAL PROCEEDINGS

     The Company, White Consolidated, Windmere and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation.

     The Company is a party to various other legal actions and proceedings incident to its normal business operations. Management believes that the outcome of all the Company's litigation will not have a material adverse effect on its financial condition or results of operations.

11.  SUPPLY CONTRACT AND MAJOR CUSTOMERS

     The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse brand name. In fiscal year 1997, sales to Kmart approximated 16% of total net sales of the Company.

     The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 were 47%, 55% and 52% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 9%, 15%, and 11% of total net sales during the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995, respectively. Another customer accounted for 9%, 13%, and 15%, respectively, over the same fiscal years.

     Although the Company has long-established relationships with many of its customers, with the exception of Kmart Corporation, it does not have long-term contracts with any of its customers. A significant concentration of the Company's business activity is with department stores, upscale mass merchandisers, specialty stores, and warehouse clubs whose ability to meet their obligations to the Company is dependent upon prevailing economic conditions within the retail industry.

12.  INCOME TAXES

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:


                                                         Fiscal Year Ended
                                                   June 28, 1997  June 29, 1996
                                                   -------------  -------------

Allowance for doubtful accounts                      $   960,000     $  776,340
Depreciation and amortization                         (1,060,680)      (759,000)
Other deferred items, net                               (302,415)      (208,282)
Net operating loss carry-forwards                      2,349,579      2,659,323
Inventory reserves and capitalization                    713,568      1,014,003
Unrealized gains on securities available for sale       (720,058)
                                                     -----------     ----------
Net deferred tax asset                               $ 1,939,994     $3,482,384
                                                     ===========     ==========


     During 1996, the Company re-assessed the measurement of deferred tax assets based on available evidence and concluded that a valuation allowance was unnecessary. Accordingly, the valuation allowance of $3,463,066 was eliminated in the fourth quarter of fiscal 1996.

     The Company has net loss carry-forwards at June 28, 1997 expiring as follows:


YEAR CARRY-FORWARD EXPIRES                                            AMOUNT
--------------------------                                            ------

2007                                                              $  768,000
2008                                                               2,336,000
2009                                                               2,665,000
2010                                                                  60,000
2011                                                                  45,000
                                                                  ----------
Total                                                             $5,874,000
                                                                  ==========



     As a result of certain transactions, the Company's ability to utilize its net operating loss carryforwards to offset otherwise taxable income is limited annually under Internal Revenue Code Section 382. The amount of such annual limitation is approximately $2,000,000.

     A reconciliation of the statutory federal income tax rate to the effective rate was as follows:


                                                     Fiscal Years Ended
                                                     ------------------
                                                 June 28,  June 29,  July 1,
                                                   1997      1996     1995
                                                   ----      ----      ---

Statutory federal income tax rate                   35.0%     35.0%    35.0%
Effective state tax rate                             4.8%      4.8%     4.8%
Permanent differences                                2.3%
Effect of foreign tax rate                          (8.8)%
Utilization of operating loss carryforwards                  (34.6)%  (36.8%)
Change in valuation allowance                               (296.9)
Other                                               (2.0)%    (9.4)%       %
                                                   ------   -------    -----
Effective income tax rate                           31.3%   (301.1)%    3.0%
                                                   ======   =======    =====


     U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $699,000 at June 28, 1997.



                                     *****

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by referenced to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

     (a)(1)  FINANCIAL STATEMENTS


     The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----

     Independent Auditors' Report                                          22
     Balance Sheets June 28, 1997 and June 29, 1996                        23
     Statements of Earnings for the Years Ended June 28, 1997,
       June 29, 1996 and July 1, 1995                                      24
     Statements of Stockholders' Equity for the Years Ended June 28,
       1997, June 29, 1996 and July 1, 1995                                25
     Statements of Cash Flows for the Years Ended June 28, 1997,
       June 29, 1996 and July 1, 1995                                      26
     Notes to the Consolidated Financial Statements                        27


     (a)(2) FINANCIAL STATEMENTS SCHEDULES


     The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                                          PAGE
                                                                          ----
     Schedule VIII-Valuation and Qualifying Accounts                       39

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) EXHIBITS

     (b) No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of September, 1997.


                                          SALTON/MAXIM HOUSEWARES, INC.


                                          By: /s/ LEONHARD DREIMANN
                                              ----------------------------------
                                                Leonhard Dreimann
                                                President and Chief Executive
                                                Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 1997:


SIGNATURE
---------

/s/ LEONHARD DREIMANN           President, Chief Executive Officer and Director
-------------------------       (Principal Executive Officer)
Leonhard Dreimann

/s/ WILLIAM B. RUE              Senior Vice President, Chief Operating Officer,
-------------------------       Treasurer and Chief Financial Officer (Principal
William B. Rue                  Accounting and Financial Officer)

/s/ DAVID C. SABIN              Director
-------------------------
David C. Sabin

/s/ FRANK DEVINE                Director
-------------------------
Frank Devine

/s/ BERT DOORNMALEN             Director
-------------------------
Bert Doornmalen

/s/ DAVID M. FRIEDSON           Director
-------------------------
David M. Friedson

/s/ HARRY D. SCHULMAN           Director
-------------------------
Harry D. Schulman
                                Director
-------------------------
Laurence S. Chud, M.D.
                                Director
-------------------------
James Connolly

     The following page contains the Financial Statement Schedules as specified by Item 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP thereon appears at page 18 of this Form 10-K.

                         SALTON/MAXIM HOUSEWARES, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JUNE 28, 1997


                                                          CHARGED TO
                                              BEGINNING   COSTS AND                   ENDING
                                               BALANCE     EXPENSES    DEDUCTIONS    BALANCE
                                               -------    ----------   ----------    -------

YEAR ENDED JULY 1, 1995:
  Allowance for returns,
     allowances and doubtful accounts         $1,900,000  $2,567,270  $(2,567,270)  $1,900,000
YEAR ENDED JUNE 29, 1996:
  Allowance for returns,
     allowances and doubtful accounts         $1,900,000  $5,213,815  $(5,213,815)  $1,900,000
YEAR ENDED JUNE 28, 1997:
  Allowance for returns,
     allowances and doubtful accounts         $1,900,000  $8,984,832  $(8,484,832)  $2,400,000


                                 EXHIBIT INDEX

EXHIBIT NUMBER        DESCRIPTION OF DOCUMENT
--------------        -----------------------
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

     10.12            Stockholders Agreement, dated August 6, 1991, by and among the
                      Registrant, Braddock Financial Corporation, Financo Investors Fund,
                      L.P., and Mesirow Private Equity, Inc. (successor to Mesirow Venture
                      Capital, Inc.) as the authorized representative of Mesirow Capital
                      Partners III, Mesirow Capital Partners IV, Mesirow Capital Partners
                      and Allied Investment Corporation. Incorporated by reference to the
                      Registrant's Registration Statement on Form S-1 (Registration No.
                      33-42097).

     10.13            Lease, dated January 30, 1990, by and between 164 Delaney
                      Street Partnership and the Registrant, as amended by a First
                      Amendment to Lease Agreement and Second Amendment to Lease Agreement
                      and Second Amendment to Lease Agreement. Incorporated by reference t the Registrant's Registration Statement on Form S-1 (Registration No
                      33-42097).

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

     10.15            Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives. Incorporated b reference to the Registrant's Registration Statement on Form S-1
                      (Registration No. 33-42097).

     10.16            Stock Registration Rights Agreement, dated as of August 6,
                      1991, by and between the Registrant, Braddock Financial Corporation,
                      Financo Investors Fund, L.P., Mesirow Capital Partners II, Mesirow
                      Capital Partners IV, Mesirow Capital Partners V and Allied Investmen
                      Corporation. Incorporated by reference to the Registrant's
                      Registration Statement on Form S-1 (Registration No. 33-42097).

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

     10.30 License Agreement dated as of February 1, 1996 by and between White Consolidated Industries Inc. and the
                      Registrant. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.

     10.31 License Agreement dated as of May 21, 1996 by and between White Consolidated Industries Inc. and the Registrant.
                      Incorporated by reference to the Registrant's Quarterly
                      Report on Form 10-Q/A for the fiscal quarter ended
                      December 28, 1996.

     10.32 Purchase, Distribution and Marketing Agreement dated as of January 27, 1997 between the Registrant and Kmart
                      Corporation. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.


10.33 Letter Agreement dated April 30, 1997 between the Registrant and Windmere-Durable Holdings Inc. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1997.

10.34     Amended and Restated Loan and Security Agreement, dated as of
          June 30, 1997, by and between the Registrant and the Foothill Capital Corporation.


   27     Financial Data Schedule