Form 10-Q
period 1997-09-27
SALTON MAXIM HOUSEWARES INC
filed 1997-11-12
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997 OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
       __________

       Commission file number 0-19557

                         SALTON/MAXIM HOUSEWARES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         36-3777824
----------------------------------                  --------------------------
(State of other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                        Identification Number)


   550 Business Center Drive
   Mount Prospect, Illinois                                  60056
----------------------------------                  --------------------------
 (Address of principal executive                         (Zip Code)
  offices)

                                   (847) 803-4600
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 1997 - 13,029,144 shares of its $.01 par value Common Stock.

                         SALTON/MAXIM HOUSEWARES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 27, 1997

                                     INDEX



                                                                                                     PAGE NO.
PART I         FINANCIAL INFORMATION
               ---------------------

       Item 1:      Financial Statements

                    Balance Sheets-September 27, 1997
                    (Unaudited) and June 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .     3


                    Statements of Operations
                    Thirteen weeks ended
                    September 27, 1997 and
                    September 28, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .     4

                    Statements of Cash Flows
                    Thirteen weeks ended
                    September 27, 1997 and
                    September 28, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .     5


                    Notes to Financial
                    Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6


       Item 2:      Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


PART II        OTHER INFORMATION
               -----------------

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

                         SALTON/MAXIM HOUSEWARES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


ASSETS                                                                SEPT 27,      JUNE 28,
                                                                        1997         1997
                                                                      --------       --------
CURRENT ASSETS:
  Cash                                                               $    339       $  2,613
  Accounts receivable, net of allowances                               49,554         25,647
  Inventories                                                          57,871         41,968
  Prepaid expenses and other current assets                             5,732          3,717
  Federal income taxes refundable                                                      1,105
  Deferred tax assets                                                   1,404          1,734
                                                                     --------       --------
    TOTAL CURRENT ASSETS                                              114,900         76,784

PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling                                                    15,057         14,828
  Warehouse equipment                                                     422            380
  Office furniture and equipment                                        4,068          3,792
                                                                     --------       --------
                                                                       19,547         19,000
  Less accumulated depreciation                                       (11,424)       (10,684)
                                                                     --------       --------
                                                                        8,123          8,316

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                            5,069          4,880
NON-CURRENT DEFERRED TAX ASSETS                                           206            206
INVESTMENT - WINDMERE                                                  17,113         12,157

                                                                     --------       --------
TOTAL ASSETS                                                         $145,411       $102,343
                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   $ 20,220        $17,361
  Accrued expenses                                                      5,360          2,758
  Revolving line of credit                                             70,445         37,977
  Accrued interest                                                         47            192
  Current portion - Subordinated debt                                                    500
                                                                     --------       --------
    TOTAL CURRENT LIABILITIES                                          96,072         58,788


DUE TO WINDMERE                                                         1,637          4,933
                                                                     --------       --------
  TOTAL LIABILITIES                                                    97,709         63,721

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
  2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized,
  20,000,000 shares; issued and outstanding,
  1998-13,029,144 shares,1997-13,029,144 shares                           130            130
  Unrealized gains on securities
    available for sale                                                  6,293          1,337
  Additional paid-in capital                                           53,036         53,036
  Less Note Receivable  -  Windmere                                   (10,847)       (10,847)
  Accumulated deficit                                                    (910)        (5,034)
                                                                     --------       --------
   TOTAL STOCKHOLDERS' EQUITY                                          47,702         38,622
                                                                     --------       --------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $145,411       $102,343
                                                                     ========       ========

                        SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF EARNINGS
                                 (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARES DATA)


                                                                 13 WEEKS ENDED
                                                          --------------------------

                                                            09/27/97         09/28/96
                                                            ---------        ---------
NET SALES                                                $65,773              $34,862
Cost of goods sold                                        38,697               23,380
Distribution expenses                                      2,279                1,793
                                                         -------              -------
GROSS PROFIT                                              24,797                9,689
Selling, general and administrative expenses              16,977                7,012
                                                         -------              -------
OPERATING INCOME                                           7,820                2,677
Interest expense                                           1,263                  940
                                                         -------              -------
INCOME BEFORE INCOME TAXES                                 6,557                1,737
Income taxes                                               2,433                  608

                                                         -------              -------
Net income                                               $ 4,124              $ 1,129
                                                         =======              =======


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                           13,446,461        12,532,948

NET INCOME PER COMMON  AND
  COMMON EQUIVALENT SHARE                                  $    0.31          $   0.09

                        SALTON/MAXIM HOUSEWARES, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                  13 WEEKS ENDED
                                                             --------------------------
                                                             9/27/97          9/28/96
                                                             -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income:                                                 $  4,124       $  1,129
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Changes in deferred taxes                                     330            460
     Depreciation and amortization                                 888            743
     Changes in assets and liabilities:
        Accounts receivable                                    (23,907)       (13,445)
        Inventories                                            (15,903)       (11,094)
        Federal income taxes refundable                          1,105
        Prepaid expenses and other
         current assets                                         (2,015)          (343)
        Accounts payable                                         2,859          8,275
        Accrued expenses                                         2,458          1,718

                                                              --------       --------
        NET CASH USED IN
         OPERATING ACTIVITIES                                  (30,061)       (12,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Capital expenditures                                             (884)          (917)
 Block acquisition and related payments                                        (1,914)
                                                              --------       --------
        NET CASH USED IN INVESTING
         ACTIVITIES                                               (884)        (2,831)

Cash flows from financing activities:
-------------------------------------
 Net proceeds from revolving line of credit                     32,467         15,880
 Proceeds from subordinated debt and due to Windmere                              250
 Offering costs associated with stock issue                                      (486)
 Repayments of subordinated debt and due to Windmere            (3,796)          (250)
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                    --------       --------
                                                                28,671         15,394

NET (DECREASE)INCREASE IN CASH                                $ (2,274)      $      6
Cash, beginning of period                                        2,613              4
                                                              --------       --------
Cash, end of period                                           $    339       $     10
                                                              ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the period for:
--------------------------------
  Interest                                                    $  1,408       $    917

  Income taxes                                                $    193       $     58


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
------------------------------------------------
FINANCING ACTIVITIES:
---------------------
   In the quarter ended September 28, 1996 a long-term debt obligation of
   $3,254,286 was canceled by the consummation of a transaction with
   Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.     FINANCIAL STATEMENTS.

       The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments (consisting of only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1997 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

       Certain items in the 1997 financial statements have been reclassified to conform with the current year presentation.

2.     EARNINGS (LOSS) PER COMMON SHARE.

       Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding. The shares shown as outstanding in the Statements of Operations have been adjusted for dilutive common stock equivalents applying the treasury stock method.

3.     EVENTS OF THE QUARTER ENDED SEPTEMBER 27, 1997.

       On June 30, 1997, the Company amended and extended its revolving credit facility (the "Amended Facility") with its lender to September, 30, 2000. The Amended Facility provides for borrowings up to $75,000,000 and it bears interest at 1% over the lender's established prime rate, payable monthly, and includes a provision which provides the Company the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Company may further reduce its interest rate by meeting certain performance provisions.

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

       The Company, White Consolidated, Inc. ("White Consolidated"), Windmere-Durable Holdings, Inc. ("Windmere") and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. This action is scheduled for trial in Pittsburgh, Pennsylvania on or about September 14, 1998 or as soon thereafter as the Court's schedule permits. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could terminate or otherwise adversely affect the Company's ability to market and sell products under the White-Westinghouse brand name to Kmart Corporation and other retailers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996.

       Net sales in the first quarter ended September 27, 1997 were $65.8 million, an increase of approximately $30.9 million or 88.7%, compared to net sales of $34.9 million in the quarter ended September 28, 1996. This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors, George Foreman Grills(R), Farberware(R) products and White-Westinghouse(R) sales under the Kmart program. Net sales of White-Westinghouse(R) products to Kmart approximated 16% of net sales. Sales under the Kmart agreement are expected to increase in anticipation of Kmart instituting a broad range program under the White-Westinghouse(R) trade name.

       Gross profit in the first quarter of fiscal 1998 was $24.8 million or 37.7% of net sales as compared to $9.7 million or 27.8% in 1997. Cost of goods sold during the period decreased to 58.8% of net sales compared to 67.1% in 1997. Distribution expenses were $2.3 million or 3.5% of net sales in 1998 compared to $1.8 million or 5.1% of net sales in the same period in 1997. Gross profit and costs of goods sold in 1998 as a percentage of net sales were improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to 1997.

       Selling, general and administrative expenses increased to $17.0 million or 25.8% of net sales in the first quarter of fiscal 1998 compared to $7.0 million or 20.1% of net sales for the same period in 1997. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $11.1 million or 16.9% of net sales in the current quarter when compared to $4.0 million or 11.6% of net sales in the comparable prior year quarter. The remaining selling, general and administrative costs were $5.9 million or 8.9% of net sales in the current quarter compared to $3.0 million or 8.5% of net sales in the comparable prior year quarter. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

       Net interest expense was approximately $1.3 million for the quarter compared to $940,000 for the same quarter in 1997. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 8.5% in the quarter ended September 27, 1997 compared to 10% in the comparable prior year quarter. The average amount outstanding under the Company's revolving line of credit increased about $23.3 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonal build in accounts receivable and inventory. Interest expense during the period was offset by interest income earned on the note receivable from Windmere.

       The Company had income before income taxes of $6.6 million in the first quarter of fiscal 1998 compared to income before income taxes of $1.7 million in the first quarter of 1997. The Company had net income after income taxes in the first quarter of 1998 of $4.1 million or $0.31 per share on weighted average common shares outstanding of 13,446,461 compared to net income after income taxes of $1.1 million or $0.09 per share on weighted average shares outstanding of 12,532,948 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

       In the first quarter of fiscal 1998, the Company used net cash of $30.1 million in operating activities and net cash of approximately $884,000 in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $28.7 million for these purposes primarily from increased line of credit proceeds of $32.5 million, offset by repayments of notes of approximately $3.8 million. At September 27, 1997, the Company had approximately $70.4 million outstanding as drawings under its revolving line of credit. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. The Company had the ability at September 27, 1997 to borrow a total of $75 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under its revolving credit agreement and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

       The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

       On June 30, 1997, the Company amended and extended the revolving credit agreement (the "Amended Facility") with its lender to September 30, 2000. The Amended Facility provides for borrowings up to $75,000,000 and it bears interest at 1% over the lender's established prime rate, payable monthly, and includes a provision which provides the Company the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Company may further reduce its interest rate by meeting certain performance provisions.

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

       Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: economic conditions and retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the risks relating to pending legal proceedings and other factors both referenced and not referenced in this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

                          PART II:  OTHER INFORMATION

       ITEM 1: LEGAL PROCEEDINGS

       The Company, White Consolidated, Inc. ("White Consolidated"), Windmere-Durable Holdings, Inc. and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in 1970's and the parties' subsequent conduct. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's licenses agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. This action is scheduled for trial in Pittsburgh, Pennsylvania on or about September 14, 1998 or as soon thereafter as the Court's schedule permits. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could terminate or otherwise adversely affect the Company's ability to market and sell products under the White-Westinghouse brand name to Kmart Corporation and other retailers.

       ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

       None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SALTON/MAXIM HOUSEWARES, INC.


Date:  November 12, 1997                /s/WILLIAM B. RUE
                                        -----------------------------------
                                        William B. Rue
                                        Senior Vice President and
                                        Chief Operating Officer
                                        (Duly Authorized Officer
                                        of the Registrant)

                                 EXHIBIT INDEX


Exhibit Number                  Description of Document


       27                       Financial Data Schedule