Form 10-Q
period 1997-12-27
SALTON MAXIM HOUSEWARES INC
filed 1998-02-10
CIK 878280

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997 OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
       __________

       Commission file number 0-19557
                             --------

                        SALTON/MAXIM HOUSEWARES, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                   36-3777824
---------------------------------             -------------------------
(State of other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                 Identification Number)


   550 Business Center Drive
   Mount Prospect, Illinois                             60056
---------------------------------             -------------------------
 (Address of principal executive                      (Zip Code)
  offices)

                                (847) 803-4600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 1998 - 13,086,144 shares of its $.01 par value Common Stock.

                        SALTON/MAXIM HOUSEWARES, INC.
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 27, 1997

                                    INDEX
                                    -----

                                                                                                                   PAGE NO.
PART I         FINANCIAL INFORMATION
               ---------------------

       Item 1:          Financial Statements

                        Balance Sheets-December 27, 1997
                        (Unaudited) and June 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3


                        Statements of Operations
                        Thirteen weeks ended
                        December 27, 1997 and
                        December 28, 1996 (Unaudited)
                        And Twenty-six weeks ended
                        December 27, 1997 and
                        December 28, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

                        Statements of Cash Flows
                        Twenty-six weeks ended
                        December 27, 1997 and
                        December 28, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5


                        Notes to Financial
                        Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


       Item 2:          Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8


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

                        SALTON/MAXIM HOUSEWARES, INC.
                                BALANCE SHEETS
                                 (Unaudited)
                            (Dollars in Thousands)


ASSETS                                                          DEC 27,         JUNE 28,
                                                                 1997            1997
                                                             ----------------------------
CURRENT ASSETS:
  Cash                                                       $     513        $   2,613
  Accounts receivable, net of allowances                        57,960           25,647
  Inventories                                                   48,088           41,968
  Prepaid expenses and other current assets                      3,887            3,717
  Federal income taxes refundable                                    0            1,105
  Deferred tax assets                                            1,255            1,734
                                                             -----------      -----------
   TOTAL CURRENT ASSETS                                        111,703           76,784

PROPERTY, PLANT AND EQUIPMENT
  Molds and tooling                                             16,995           14,828
  Warehouse equipment                                              450              380
  Office furniture and equipment                                 4,564            3,792
                                                             -----------      -----------
                                                                22,009           19,000
  Less accumulated depreciation                                (12,286)         (10,684)
                                                             -----------      -----------
                                                                 9,723            8,316

INTANGIBLES, NET
NON-CURRENT DEFERRED TAX ASSET                                   4,966            4,880
INVESTMENT-WINDMERE                                                  0              206
                                                                14,682           12,157
                                                             -----------      -----------
TOTAL ASSETS                                                 $ 141,074        $ 102,343
                                                             ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $  24,952        $  17,361
  Accrued expenses                                               6,511            2,758
  Revolving line of credit                                      57,223           37,977
  Accrued interest                                                  96              192
  Current portion - Subordinated debt                                0              500
                                                             -----------      -----------
   TOTAL CURRENT LIABILITIES                                    88,782           58,788

  Non-Current Deferred Tax Liability                               907                0
  Due to Windmere                                                1,637            4,933
                                                             -----------      -----------
   TOTAL LIABILITIES                                            91,326           63,721

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 per value, authorized,
   2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized
   2,000,000 shares; issued and outstanding,
   1998-13,086,644 shares, 1997-13,029,144 shares                  131              130
  Unrealized gains on securities
   available for sale                                            2,749            1,337
  Additional paid-in capital                                    53,178           53,036
  Less Note Receivable - Windmere                              (10,848)         (10,848)
  Retained Earnings (Accumulated deficit)                        4,538           (5,034)
                                                             -----------      -----------
   Total stockholders' equity                                   49,478           38,622
                                                             -----------      -----------
   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 141,074        $ 102,343
                                                             ===========      ===========

                        SALTON/MAXIM HOUSEWARES, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
             (Dollars in thousands, except earnings per share data)

                                                                 13 WEEKS ENDED              26 WEEKS ENDED
                                                             -----------------------    -----------------------
                                                               12/27/97     12/28/96      12/27/97     12/28/96
                                                             ----------   ----------    ----------   ----------
NET SALES                                                    $  102,153   $   58,837    $  167,926   $   93,699
Cost of goods sold                                               63,610       38,598       102,307       61,978
Distribution expenses                                             3,514        2,212         5,793        4,005
                                                             ----------   ----------    ----------   ----------
GROSS PROFIT                                                     35,029       18,027        59,826       27,716
Selling, general and administrative expenses                     24,567       10,745        41,544       17,757
                                                             ----------   ----------    ----------   ----------
OPERATING INCOME                                                 10,462        7,282        18,282        9,959
Interest expense                                                  1,699        1,159         2,962        2,099
                                                             ----------   ----------    ----------   ----------
INCOME BEFORE INCOME TAXES                                        8,763        6,123        15,320        7,860
Income taxes                                                      3,315        2,146         5,748        2,754
                                                             ----------   ----------    ----------   ----------
NET INCOME                                                   $    5,448   $    3,977    $    9,572   $    5,106
                                                             ==========   ==========    ==========   ==========

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                                13,533,520   13,259,814    13,475,146   12,896,673

EARNINGS PER COMMON SHARE: BASIC                                  $0.40        $0.31         $0.73        $0.40
EARNINGS PER COMMON SHARE: DILUTED                                $0.40        $0.30         $0.71        $0.40

                        SALTON/MAXIM HOUSEWARES, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                           (Dollars in thousands)

                                                                     26 WEEKS ENDED
                                                                 -----------------------
                                                                  12/27/97    12/28/96
                                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                   $    9,572   $    5,106
   Adjustments to reconcile net income
    to net cash used in operating activities:
     Changes in deferred taxes                                          481          700
     Depreciation and amortization                                    1,886        1,533
     Changes in assets and liabilities:
       Accounts receivable                                          (32,313)     (22,060)
       Inventories                                                   (6,120)      (2,411)
       Federal income taxes refundable                                1,105
       Prepaid expenses and other
        current assets                                                 (170)      (2,491)
       Accounts payable                                               7,589        3,885
       Accrued expenses                                               3,658        2,927
                                                                 ----------  -----------
       NET CASH USED IN                                             (14,312)     (12,811)
        OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (3,380)      (1,774)
   Block acquisition and related payments                                         (2,138)
                                                                 ----------  -----------
       NET CASH USED IN INVESTING
        ACTIVITIES                                                   (3,380)      (3,912)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of credit                        19,246       12,663
   Proceeds from subordinated debt and due to Windmere                             5,000
   Common stock issued                                                  142
   Offering costs associated with stock issue                                       (486)
   Repayments of subordinated debt and due to Windmere               (3,796)        (417)
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                     ----------  -----------
                                                                     15,592       16,760
                                                                 ----------  -----------

NET INCREASE/(DECREASE) IN CASH                                     $(2,100)         $37
Cash, beginning of period                                             2,613            4
                                                                 ----------  -----------
CASH, END OF PERIOD                                                    $513          $41
                                                                 ==========  ===========
CASH PAID DURING THE PERIOD FOR:
   Interest                                                          $3,058       $2,059
   Income taxes                                                      $1,473          $58

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  In the quarter ended September 28, 1996 a long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc. ("Windmere").
  In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.

                        SALTON/MAXIM HOUSEWARES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)




1.     FINANCIAL STATEMENTS.

       The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments (consisting of only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1997 Annual Report to
Shareholders on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

       Certain items in the 1997 financial statements have been reclassified to conform with the current year presentation.

2.     EARNINGS PER COMMON SHARE.

       The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share in the second quarter. Basic net income is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method.

3.     EVENTS OF THE 26 WEEKS ENDED DECEMBER 27, 1997.

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

       The Company, White Consolidated, Inc. ("White Consolidated"), Windmere-Durable Holdings, Inc. (''Windmere") and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. This action is scheduled for trial in Pittsburgh, Pennsylvania on or about September 14, 1998 or as soon thereafter as the Court's schedule permits. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could terminate or otherwise adversely affect the Company's ability to market and sell products under the White-Westinghouse brand name to Kmart Corporation and other retailers.

       Subsequent to December 27, 1997, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. Provision of approximately $1.0 million was made in the quarter ended December 27, 1997 for the estimated potential losses from these Chapter 11 bankruptcy filings.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       THIRTEEN WEEKS ENDED DECEMBER 27, 1997 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 28, 1996.

       Net sales for the quarter ended December 27, 1997 were $102.2 million, an increase of approximately $43.3 million or 73.6% compared to net sales of $58.8 million for the quarter ended December 28, 1996. This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors, George Foreman Grills(R), Farberware(R) products and White-Westinghouse(R) sales under the Kmart program. Net sales of White-Westinghouse(R) products to Kmart approximated 19.8% of net sales in this quarter. The White-Westinghouse program to Kmart commenced in calendar year 1997.

       Subsequent to December 27, 1997, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. Provision of approximately $1.0 million was made in the quarter ended December 27, 1997 for the estimated potential losses from these Chapter 11 bankruptcy filings.

       Gross profit in the second quarter of fiscal 1998 was $35.0 million or 34.3% of net sales as compared to $18.0 million or 30.6% of net sales in 1997. Cost of goods sold during the period decreased to 62.3% of net sales compared to 65.6% in 1997. Distribution expenses were $3.5 million or 3.4% of net sales in 1998 compared to $2.2 million or 3.8% of net sales in the same period in 1997. Gross profit and costs of goods sold in 1998 as a percentage of net sales were improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to 1997.

       Selling, general and administrative expenses increased to $24.6 million or 24.0% of net sales in the second quarter of fiscal 1998 compared to $10.7 million or 18.3% of net sales for the same period in 1997. Expenditures for television (primarily for increased sales and promotional activity in the form of half hour television programs called infomercials for the Juiceman Juice Extractors and George Foreman Grills), royalty expenses, certain other media and cooperative advertising coverages, and trade show expenses, were $18.5 million or 18.2% of net sales in the current quarter compared to $7.0 million or 11.9% of net sales in the comparable prior year quarter. The remaining selling, general and administrative costs were $6.1 million or 5.9% of net sales in the current quarter compared to $3.7 million or 6.3% of net sales in the comparable prior year quarter. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various costs related to the higher level of sales.

       Net interest expense was approximately $1.7 million for the quarter compared to $1.2 million for the same quarter in 1997. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 10.0% in the quarter ended December 27, 1997 compared to 11.3% in the comparable prior year quarter. The average amount outstanding under the Company's revolving line of credit increased about $25.4 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonal build in accounts receivable and inventory. Interest expense during the period was offset by interest income earned on the note receivable from Windmere.

       The Company had income before income taxes of $8.8 million in the second quarter of fiscal 1998 compared to income before income taxes of $6.1 million in the second quarter of 1997. The Company had net income after income taxes in the second quarter of 1998 of $5.4 million compared to net income after income taxes of $4.0 million in the second quarter of 1997. Basic earnings per common share were $.40 per share on weighted average common shares outstanding of 13,475,146 compared to $.31 per share on weighted average common shares outstanding of 13,017,144 in the second quarter of 1997. Diluted earnings per common share were $.40 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,533,520 in the second quarter of 1998 compared to $0.30 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,259,814 in the second quarter of 1997.

       TWENTY-SIX WEEKS ENDED DECEMBER 27, 1997 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 28, 1996.

       Net sales in the first half of fiscal year 1998 were $167.9 million, an increase of approximately $74.2 million or 79.2%, compared to net sales of $93.7 million in the first half of fiscal year 1997. This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors, George Foreman Grills(R), Farberware(R) products and White-Westinghouse(R) sales under the Kmart program. Net sales of White-Westinghouse(R) products to Kmart approximated 18.1% of net sales. The White-Westinghouse(R) program to Kmart commenced in calendar year 1997.

       Subsequent to December 27, 1997, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. Provision of approximately $1.0 million was made in the first half ended December 27, 1997 for the estimated potential losses from these Chapter 11 bankruptcy filings.

       Gross profit in the first half of fiscal 1998 was $59.8 million or 35.6% of net sales as compared to $27.7 million or 29.6% of net sales in 1997. Cost of goods sold during the period decreased to 60.9% of net sales compared to 66.2% in 1997. Distribution expenses were approximately $5.8 million or 3.4% of net sales in 1998 compared to $4.0 million or 4.3% of net sales in the same period in 1997. Gross profit and costs of goods sold in 1998 as a percentage of net sales were improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to 1997.

       Selling, general and administrative expenses increased to $41.5 million or 24.7% of net sales in the first half of fiscal 1998 compared to $17.8 million or 19.0% of net sales for the same period in 1997. Expenditures for television (primarily for increased sales and promotional activity in the form of half hour television programs called infomercials for the Juiceman Juice Extractors and George Foreman Grills), royalty expenses, certain other media and cooperative advertising coverages and trade show expenses, were $29.6 million or 17.6% of net sales in the current period when compared to $11.1 million or 11.8% of net sales in the comparable prior year period. The remaining selling, general and administrative costs were $11.9 million or 7.1% of net sales in the current half compared to $6.6 million or 7.1% of net sales in the same period in fiscal 1997. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

       Net interest expense was approximately $3.0 million for the first half of fiscal 1998 compared to $2.1 million for the same period in fiscal 1997.
The Company's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in the first half of fiscal 1998 compared to 10.8% in the same period in fiscal 1997. The average amount outstanding under the Company's revolving line of credit increased about $23.3 million when compared to the average amount outstanding in the same period in fiscal 1997. This increase was used primarily to finance higher net sales and a seasonal build in accounts receivable and inventory. Interest expense during the period was offset by interest income earned on the note receivable from Windmere.

       The Company had income before income taxes of $15.3 million in the first half of fiscal 1998 compared to income before income taxes of $7.8 million in the first half of 1997. The Company had net income after income taxes in the first half of 1998 of $9.6 million compared to net income after income taxes of $5.1 million in the first half of 1997. Basic earnings per common share were $.73 per share on weighted average common shares outstanding of 13,075,682 compared to $.40 per share on weighted average common shares outstanding of 12,659,530 in the first half of 1997. Diluted earnings per common share were $.71 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,386,150 in the first half of 1998 compared to $.40 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 12,896,673 in the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

       In the first quarter of fiscal 1998, the Company used net cash of $14.3 million in operating activities and net cash of approximately $3.4 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $15.6 million for these purposes primarily from increased line of credit proceeds of $19.2 million, offset by repayments of notes of approximately $3.8 million. At December 27, 1997, the Company had approximately $57.2 million outstanding as drawings under its revolving line of credit. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. The Company had the ability at December 27, 1997 to borrow a total of $75 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under its revolving credit agreement and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

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



                                                 SALTON/MAXIM HOUSEWARES, INC.


Date:  February 10, 1998                         /s/ WILLIAM B. RUE
                                                 ------------------------------
                                                 William B. Rue
                                                 Senior Vice President and
                                                 Chief Operating Officer
                                                 (Duly Authorized Officer
                                                 of the Registrant)

                                EXHIBIT INDEX


Exhibit Number           Description of Document
--------------           -----------------------

    27                   Financial Data Schedule