Form 10-Q
period 1998-03-28
SALTON MAXIM HOUSEWARES INC
filed 1998-05-12
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE - ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

The number of shares of the Registrant's Common Stock outstanding as of April 27, 1998 was 13,072,144.

                        SALTON/MAXIM HOUSEWARES, INC.
                                  FORM 10-Q
                         QUARTER ENDED MARCH 28, 1998

                                    INDEX



       PART I           FINANCIAL INFORMATION

            Item 1:     FINANCIAL STATEMENTS

                        Balance Sheets-March 28, 1998
                        (Unaudited) and June 28, 1997

                        Statements of Operations (Unaudited)
                        Thirteen weeks ended
                        March 28, 1998 and
                        March 29, 1997
                        And Thirty-nine weeks ended
                        March 28, 1998 and
                        March 29, 1997


                        Statements of Cash Flows (Unaudited)
                        Thirty-nine weeks ended
                        March 28, 1998 and
                        March 29, 1997


                        Notes to Financial
                        Statements (Unaudited)

            Item 2:     MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

       PART II          OTHER INFORMATION

            Item 1:     Legal Proceedings

            Item 6:     Exhibits and Reports on Form 8-K

                        SIGNATURE

                        SALTON/MAXIM HOUSEWARES, INC.
                                BALANCE SHEETS
                            (Dollars in Thousands)


                                                                                  (Unaudited)
ASSETS                                                                             MARCH 28,         JUNE 28,
                                                                                     1998              1997
                                                                                   ---------         --------
CURRENT ASSETS:
  Cash                                                                             $    774          $  2,613
  Accounts receivable, net of allowances                                             46,846            25,647
  Inventories                                                                        63,139            41,968
  Prepaid expenses and other current assets                                           3,283             3,717
  Federal income taxes refundable                                                         -             1,105
  Deferred tax assets                                                                 1,122             1,734
                                                                                   --------          --------
    TOTAL CURRENT ASSETS                                                            115,164            76,784

PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling                                                                  17,014            14,828
  Warehouse equipment                                                                   457               380
  Office furniture and equipment                                                      4,983             3,792
                                                                                   --------          --------
                                                                                     22,454            19,000
  Less accumulated depreciation                                                     (13,155)          (10,684)
                                                                                   --------          --------
                                                                                      9,299             8,316

INTANGIBLES, NET                                                                      4,831             4,880
NON-CURRENT DEFERRED TAX ASSET                                                            -               206
INVESTMENT-WINDMERE                                                                  18,259            12,157
                                                                                   --------          --------

TOTAL ASSETS                                                                       $147,553          $102,343
                                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                 $ 18,657          $ 17,361
  Accrued expenses                                                                    8,936             2,758
  Revolving line of credit                                                           62,155            37,977
  Accrued interest                                                                      130               192
  Current portion - Subordinated debt                                                     -               500
                                                                                   --------          --------
    TOTAL CURRENT LIABILITIES                                                        89,878            58,788

Non-Current Deferred Tax Liability                                                    2,604                 -
Due to Windmere                                                                           -             4,933
                                                                                   --------          --------
    TOTAL LIABILITIES                                                                92,482            63,721

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
   2,000,000 shares; no shares issued
  Common stock, $.01 par value; authorized,
   20,000,000 shares; issued and outstanding,
   1998-13,072,144 shares,1997-13,017,144 shares                                        131               130
  Unrealized gains on securities
    available for sale                                                                5,294             1,337
  Additional paid-in capital                                                         53,178            53,036
  Less Note Receivable  -  Windmere                                                 (10,848)          (10,848)
  Retained Earnings(Accumulated deficit)                                              7,316            (5,034)
                                                                                   --------          --------
    TOTAL STOCKHOLDERS' EQUITY                                                       55,071            38,622
                                                                                   --------          --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $147,553          $102,343
                                                                                   ========          ========

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (Dollars in Thousands, Except Share Data)


                                                          13 Weeks Ended               39 Weeks Ended
                                                    --------------------------    -------------------------
                                                      3/28/98        3/29/97        3/28/98       3/29/97
                                                    -----------    -----------    -----------   -----------
NET SALES                                           $    68,099    $    41,690    $   236,025   $   135,389
Cost of goods sold                                       39,336         27,188        141,643        89,166
Distribution expenses                                     2,604          1,920          8,397         5,925
                                                    -----------    -----------    -----------   -----------
GROSS PROFIT                                             26,159         12,582         85,985        40,298
Selling, general and administrative expenses             21,417         12,528         62,961        30,285
                                                    -----------    -----------    -----------   -----------
OPERATING INCOME                                          4,742             54         23,024        10,013
Interest expense                                         (1,282)          (941)        (4,244)       (3,040)
Realized gain on sale of marketable securities              724              -            724             0
                                                    -----------    -----------    -----------   -----------
INCOME BEFORE INCOME TAXES                                4,184           (887)        19,504         6,973
Income taxes                                              1,406           (210)         7,154         2,544
                                                    -----------    -----------    -----------   -----------
NET INCOME                                          $     2,778    $      (677)   $    12,350   $     4,429
                                                    ===========    ===========    ===========   ===========

Weighted average common shares outstanding           13,072,144     13,015,497     13,056,016    12,778,735

Weighted average common and common
  equivalent shares outstanding                      13,522,358     13,264,028     13,491,944    13,031,591

Net income per common share : Basic                       $0.21         ($0.05)         $0.95         $0.35
Net income per common share : Diluted                     $0.21         ($0.05)         $0.92         $0.34

                         SALTON/MAXIM HOUSEWARES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                              39 WEEKS ENDED
                                                                       ---------------------------
                                                                       MARCH 28,         MARCH 29,
                                                                         1998              1997
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income:                                                           $12,350           $ 4,429
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Gain on sale of maketable securities                                 (724)
      Changes in deferred taxes                                             612               737
      Depreciation and amortization                                       2,890             2,286
      Changes in assets and liabilities:
            Accounts receivable                                         (21,199)          (12,921)
            Inventories                                                 (21,171)           (6,491)
            Federal income taxes refundable                               1,105
            Prepaid expenses and other
              current assets                                                434            (2,372)
            Accounts payable                                              1,296             6,932
            Accrued expenses                                              6,116               889

                                                                        -------           -------
            NET CASH USED IN
              OPERATING ACTIVITIES                                      (18,291)           (6,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (3,823)           (3,491)
  Proceeds from the sale of marketable securities                         1,388
  Block acquisition and related payments                                                   (2,015)
                                                                        -------           -------
            NET CASH USED IN INVESTING
              ACTIVITIES                                                 (2,435)           (5,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit                             24,178             7,937
  Proceeds from subordinated debt and due to Windmere                                       4,583
  Common stock issued                                                       142
  Offering costs associated with stock issue                                                 (486)
  Repayments of subordinated debt and due to Windmere                    (5,433)

            NET CASH PROVIDED BY                                        -------           -------
              FINANCING ACTIVITIES                                       18,887            12,034
                                                                        -------           -------

NET INCREASE/(DECREASE) IN CASH                                          (1,840)               17
Cash, beginning of period                                                 2,613                 4
                                                                        -------           -------
CASH, END OF PERIOD                                                        $773               $21
                                                                        =======           =======

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                                               $4,306            $3,049
  INCOME TAXES                                                           $4,128            $1,058

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  In the quarter ended September 28, 1996 a long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc. ("Windmere") In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.

                         SALTON/MAXIM HOUSEWARES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



1.   FINANCIAL STATEMENTS

     The financial statements have been prepared from the Company's books without audit and are subject to year end adjustments. The interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1997 Annual Report to Shareholders on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Certain items in the 1997 financial statements have been reclassified to conform with the current year presentation.

2.   EARNINGS PER COMMON SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share in the second quarter. Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method.

3.   EVENTS OF THE THIRTY-NINE WEEKS ENDED MARCH 28, 1998.

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

     During the period ended March 28, 1998, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. Provision of approximately $1.0 million was made in the quarter ended December 27, 1997, for the estimated potential losses from these Chapter 11 bankruptcy filings.

     On May 6, 1998, the Company entered into a Stock Agreement (the "Stock Agreement") with Windmere-Durable Holdings, Inc. ("Windmere"), the 50% stockholder of the Company. Subject to the terms and conditions of the Stock Agreement, Windmere has granted the Company the right (the "Salton Option") to purchase the 6,535,072 shares of common stock of the Company owned by Windmere for $12 per share in cash plus a $15 million subordinated promissory note. The note, which is payable six and one-half years from the closing date of the Salton Option and bears interest at 4% per annum payable annually, and is subject to offsets of 5% of the total purchase price paid by the Company for product purchases from Windmere and its affiliates during the term of the note. The principal amount of the note is also subject to reduction in the event the Company's distribution and marketing agreement with Kmart Corporation is terminated for any reason. The Salton Option must be exercised by the Company on or prior to June 30, 1998 and must close on or prior to October 30, 1998.

     The Stock Agreement provides for various commercial and other arrangements between the parties in the event that the Company acquires Windmere's 50% interest in the Company including: (i) Windmere's simultaneous payment in full of its promissory note in the principal amount of $10,847,620, which note was issued to the Company in July, 1996; (ii) the Company's repurchase for approximately $3.3 million of Windmere's option to purchase up to 458,500 shares of the Company, which option was granted to Windmere in July, 1996; and
(iii) the continuation of various commercial and other arrangements, including those relating to Kmart, subject to certain modifications.

     If the Company fails to exercise the Salton Option on or prior to June 30, 1998 or to close the purchase of Windmere's 50% interest on or prior to October 30, 1998, then Windmere has the right (the "Windmere Option") to tender an offer to acquire all of the shares of the Company it does not own in a tender offer and/or merger for $14.27 per share in cash or in registered shares of Windmere common stock. The Windmere Option must (i) be exercised by Windmere within 65 days of the earlier of the Company's failure to exercise the Salton Option or failure to close the purchase of Windmere's 50% interest and (ii) close within 150 days of Windmere's exercise of the Windmere Option. Except for the exercise and consummation of the Windmere Option, the provisions of the Stockholder Agreement dated July 11, 1996 between the Company and Windmere remain in full force and effect.

     In connection with the Stock Agreement, Leonhard Driemann (the Chief Executive Officer of the Company), David Sabin (the Chairman of the Company) and William B. Rue (the Chief Operating Officer of the Company) and their respective affiliates have agreed to tender the shares of the Company they own and/or to vote for any merger with Windmere in the event the Windmere Option is exercised by Windmere.

     The Stock Agreement and the rights and obligations of the parties thereunder may be terminated on or prior to May 18, 1998 by: (i) the Company if a special committee of the Board of Directors of the Company consisting of Messrs. Frank Devine and Bert Doornmalen does not determine that the transactions contemplated by the Stock Agreement are in the best interests of the Company and its stockholders (other than Windmere); or (ii) Windmere if the Board of Directors of Windmere does not determine that the transactions contemplated by the Stock Agreement are in the best interests of Windmere and its stockholders.

     The consummation of the transactions contemplated by the agreement is subject to a number of further conditions, including the termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if required by the form of transaction, stockholder approval. There can be no assurance that the Company will purchase Windmere's 50% interest or, if the Company fails to exercise or close its right to purchase such interest, that Windmere will acquire any of the shares of the Company which it does not own.

     In the event that the Company exercises the Salton Option, it will have to issue debt and/or equity securities and use new or existing credit lines to fund the cash portion of the purchase price for the shares of common stock of the Company owned by Windmere. The purchase of Windmere's 50% interest in the Company would significantly reduce the number of outstanding shares in determining the Company's earnings per share; however, the incurrence of additional debt by the Company would have an adverse effect on the Company's reported net income and cash flow. While the Company is exploring additional and new sources of funds, there can be no assurance as to whether the Company will be able to obtain such funds.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     THIRTEEN WEEKS ENDED MARCH 28, 1998 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 29, 1997.

     Net sales for the quarter ended March 28, 1998 were $68.1 million, an increase of approximately $26.4 million or 63.3% compared to net sales of $41.7 million for the quarter ended March 29, 1997. This increase is primarily attributable to increased sales of the Juiceman juice extractors, George Foreman Grills, Farberware products and White-Westinghouse sales under the Kmart program. Net sales of White-Westinghouse products to Kmart approximated 15.1% of net sales in this quarter. The White-Westinghouse program with Kmart commenced in calendar year 1997.

     During the quarter, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U. S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. A provision of approximately $1.0 million was made in the previous quarter for the estimated potential losses from these Chapter 11 bankruptcy filings.

     Gross profit in the third quarter of fiscal 1998 was $26.2 million or 38.4% of net sales as compared to $12.6 million or 30.2% in 1997. Cost of goods sold during the period decreased to 57.8% of net sales compared to 65.2% in 1997. Distribution expenses were $2.6 million or 3.8% of net sales in 1998 compared to $1.9 million or 4.6% of net sales in the same period in 1997. Gross profit and costs of goods sold in 1998 as a percentage of net sales were improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to 1997.

     Selling, general and administrative expenses increased to $21.4 million or 31.5% of net sales in the third quarter of fiscal 1998 compared to $12.5 million or 30.1% of net sales for the same period in 1997. Expenditures for television (primarily for increased sales and promotional activity in the form of half hour television programs called infomercials for the Juiceman Juice Extractors and George Foreman Grills), royalty expenses, certain other media and cooperative advertising coverages, and trade show expenses, were $15.2 million or 22.3% of net sales in the current quarter compared to $8.6 million or 20.6% of net sales in the comparable prior year quarter. The remaining selling, general and administrative costs were $6.2 million or 9.1% of net sales in the current quarter compared to $3.9 million or 9.4% of net sales in the comparable prior year quarter. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

     Net interest expense was approximately $1.3 million for the quarter compared to $941,000 for the same quarter in 1997. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 9.2% in the quarter ended March 28, 1998 compared to 11.1% in the comparable prior year quarter. The average amount outstanding under the Company's revolving line of credit increased about $27.7 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and increases in accounts receivable and inventory. Interest expense was offset by interest income earned on the note receivable from Windmere in both periods.

     The Company had income before income taxes of $4.2 million in the third quarter of fiscal 1998 compared to a net loss before income taxes of $887,000 in the third quarter of 1997. The Company had net income after income taxes in the third quarter of 1998 of $2.8 million compared to a net loss after income taxes of $677,000 in the third quarter of 1997. Basic earnings per common share were $.21 per share on weighted average common shares outstanding of 13,072,144 compared to a net loss of $.05 per share on weighted average common shares outstanding of 13,015,497 in the third quarter of 1997. Diluted earnings per common share were $.21 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,522,358 in the third quarter of 1998 compared to a net loss of $0.05 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,264,028 in the third quarter of 1997.

     THIRTY-NINE WEEKS ENDED MARCH 28, 1998 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 29, 1997.

     Net sales in the first nine months of fiscal year 1998 were $236.0 million, an increase of approximately $100.6 million or 74.3%, compared to net sales of $135.4 million in the first nine months of fiscal year 1997. This increase is primarily attributable to increased sales of the Juiceman juice extractors, George Foreman Grills, Farberware products and White-Westinghouse sales under the Kmart program. Net sales of White-Westinghouse products to Kmart approximated 17.2% of net sales. The White-Westinghouse program to Kmart commenced in calendar year 1997.

     In the period ended March 28, 1998, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. Provision of approximately $1.0 million was made in the period for the estimated potential losses from these Chapter 11 bankruptcy filings.

     Gross profit in the first nine months of 1998 was $86.0 million or 36.4% of net sales as compared to $40.3 million or 29.8% in the first nine months of 1997. Costs of goods sold during the period decreased to 60% of net sales compared to 65.9% in 1997. Distribution expenses were approximately $8.4 million or 3.6% of net sales in 1998 compared to $5.9 million or 4.4% of net sales in the same period in 1997. Gross profit and cost of goods sold in 1998 as a percentage of net sales were improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to 1997.

     Selling, general and administrative expenses increased to $63.0 million or 26.7% of net sales in the first nine months of fiscal 1998 compared to $30.3 million or 22.4% of net sales for the same period in 1997. Expenditures for television (primarily for increased sales and promotional activity in the form of half hour television programs called infomercials for the Juiceman Juice Extractors and George Foreman Grills), royalty expenses, certain other media and cooperative advertising coverages, and trade show expenses, were $44.8 million or 19.0% of net sales in the current period when compared to $19.7 million or 14.5% of net sales in the comparable prior year period. The remaining selling, general and administrative costs were $18.1 million or 7.7% of net sales in the current half, compared to $10.6 million or 7.8% of net sales in the same period in fiscal 1997. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

     Net interest expense was approximately $4.2 million for the first nine months of fiscal 1998 compared to $3.0 million for the same period in fiscal 1997. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 9.4% in the first half of fiscal 1998 compared to 10.9% in the same period in fiscal 1997. The average amount outstanding under the Company's revolving line of credit increased about $24.8 million when compared to the average amount outstanding in the same period in fiscal 1997. This increase was used primarily to finance higher net sales and an increase in accounts receivable and inventory. Interest expense was offset in both periods by interest income earned on the note receivable from Windmere.

     The Company had income before income taxes of $19.5 million in the first nine months of fiscal 1998 compared to income before income taxes of $7.0 million in the first nine months of 1997. The Company had net income after income taxes in the first nine months of 1998 of $12.4 million compared to net income after income taxes of $4.4 million in the first half of 1997. Basic earnings per common share were $.95 per share on weighted average common shares outstanding of 13,056,016 compared to $.35 per share on weighted average common shares outstanding of 12,778,735 in the first nine months of 1997. Diluted earnings per common share were $.92 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,491,944 in the first nine months of 1998 compared to $.34 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,031,591 in the first nine months of 1997.

Liquidity and Capital Resources

     In the first nine months of fiscal 1998, the Company used net cash of $18.3 million in operating activities and net cash of approximately $2.4 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables. In addition, the Company had increased investment in capital assets, primarily tooling of about $3.8 million. This investment was funded in part by the sale of marketable securities of $1.4 million. Financing activities provided cash of $18.9 million for these purposes primarily from increased line of credit proceeds of $24.2 million, offset by repayments of notes of approximately $5.4 million. At March 28, 1998, the Company had approximately $59.2 million outstanding as drawings under its revolving line of credit. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-summer to fall. The Company had the ability at March 28, 1998 to borrow a total of $75 million. The Company will continue to incur short-term borrowings in order to finance working capital requirements. The Company's ability to fund its operating activities is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to its customers and its ability to collect under such terms and its ability to access external sources of financing. The Company believes that its internally generated funds, together with funds available under its revolving credit agreement and other potential external financing sources, will provide sufficient funding to meet the Company's capital requirements and its operating needs for at least the next 12 months.

     The Company from time to time explores additional or new sources of financing. While the Company has been able to maintain access to external financing sources, no assurance can be given that such access will continue or that the Company will be successful in obtaining new or replacement sources of financing.

     On May 6, 1998, the Company entered into a Stock Agreement (the "Stock Agreement") with Windmere-Durable Holdings, Inc. ("Windmere"), the 50% stockholder of the Company. Subject to the terms and conditions of the Stock Agreement, Windmere has granted the Company the right (the "Salton Option") to purchase the 6,535,072 shares of common stock of the Company owned by Windmere for $12 per share in cash plus a $15 million subordinated promissory note. The note, which is payable six and one-half years from the closing date of the Salton Option and bears interest at 4% per annum payable annually, and is subject to offsets of 5% of the total purchase price paid by the Company for product purchases from Windmere and its affiliates during the term of the note. The principal amount of the note is also subject to reduction in the event the Company's distribution and marketing agreement with Kmart Corporation is terminated for any reason. The Salton Option must be exercised by the Company on or prior to June 30, 1998 and must close on or prior to October 30, 1998.

     The Stock Agreement provides for various commercial and other arrangements between the parties in the event that the Company acquires Windmere's 50% interest in the Company including: (i) Windmere's simultaneous payment in full of its promissory note in the principal amount of $10,847,620, which note was issued to the Company in July, 1996; (ii) the Company's repurchase for approximately $3.3 million of Windmere's option to purchase up to 458,500 shares of the Company, which option was granted to Windmere in July, 1996; and
(iii) the continuation of various commercial and other arrangements, including those relating to Kmart, subject to certain modifications.

     If the Company fails to exercise the Salton Option on or prior to June 30, 1998 or to close the purchase of Windmere's 50% interest on or prior to October 30, 1998, then Windmere has the right (the "Windmere Option") to tender an offer to acquire all of the shares of the Company it does not own in a tender offer and/or merger for $14.27 per share in cash or in registered shares of Windmere common stock. The Windmere Option must (i) be exercised by Windmere within 65 days of the earlier of the Company's failure to exercise the Salton Option or failure to close the purchase of Windmere's 50% interest and (ii) close within 150 days of Windmere's exercise of the Windmere Option. Except for the exercise and consummation of the Windmere Option, the provisions of the Stockholder Agreement dated July 11, 1996 between the Company and Windmere remain in full force and effect.

     In connection with the Stock Agreement, Leonhard Driemann (the Chief Executive Officer of the Company), David Sabin (the Chairman of the Company) and William B. Rue (the Chief Operating Officer of the Company) and their respective affiliates have agreed to tender the shares of the Company they own and/or to vote for any merger with Windmere in the event the Windmere Option is exercised by Windmere.

     The Stock Agreement and the rights and obligations of the parties thereunder may be terminated on or prior to May 18, 1998 by: (i) the Company if a special committee of the Board of Directors of the Company consisting of Messrs. Frank Devine and Bert Doornmalen does not determine that the transactions contemplated by the Stock Agreement are in the best interests of the Company and its stockholders (other than Windmere); or (ii) Windmere if the Board of Directors of Windmere does not determine that the transactions contemplated by the Stock Agreement are in the best interests of Windmere and its stockholders.

     The consummation of the transactions contemplated by the agreement is subject to a number of further conditions, including the termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and, if required by the form of transaction, stockholder approval. There can be no assurance that the Company will purchase Windmere's 50% interest or, if the Company fails to exercise or close its right to purchase such interest, that Windmere will acquire any of the shares of the Company which it does not own.

     In the event that the Company exercises the Salton Option, it will have to issue debt and/or equity securities and use new or existing credit lines to fund the cash portion of the purchase price for the shares of common stock of the Company owned by Windmere. The purchase of Windmere's 50% interest in the Company would significantly reduce the number of outstanding shares in determining the Company's earnings per share; however, the incurrence of additional debt by the Company would have an adverse effect on the Company's reported net income and cash flow. While the Company is exploring additional and new sources of funds, there can be no assurance as to whether the Company will be able to obtain such funds.

     Except for historical information contained herein, the matters discussed are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These factors (the "Cautionary Statements") include, without limitation, economic conditions and the retail environment; the Company's dependence on the timely development, introduction and customer acceptance of products; competitive developments, introduction and customer acceptance of products, competitive products and pricing; the impact on the Company of the possible transactions contemplated by the Stock Agreement dated May 6, 1998 between the Company and Windmere-Durable Holdings, Inc., the 50% stockholder of the Company (including, without limitation, the Company's possible purchase of Windmere's 50% interest or Windmere's possible purchase of shares of the Company which it does not own); the Company's relationship and contractual arrangements with key customers, suppliers and licensors; dependence on foreign suppliers and supply and manufacturing constraints; cancellation or reduction of orders; risks relating to pending legal proceedings; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

              A.                       Exhibits
              B.                       Reports on Form 8-K
                  (i)                        Current report on Form 8-K dated
                         April 1, 1998 reporting under Item 5, Other Events, certain disputes with Windmere-Durable Holdings, Inc., the 50% stockholder of the Company.

                  (ii)                       Current report on Form 8-K dated
                         May 6, 1998 reporting under Item 5, Other Events, information related to the Company's announcement that it has entered into a Stock Agreement dated May 6, 1998 with Windmere-Durable Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SALTON/MAXIM HOUSEWARES, INC.





Date: May 8, 1998                          /s/ William B. Rue
                                           ---------------------------
                                           William B. Rue
                                           Senior Vice President and
                                           Chief Operating Officer
                                           (Duly Authorized Officer of
                                           the Registrant)

                                 EXHIBIT INDEX





Exhibit No.         Description
-----------         -----------

2.1 Stock Agreement, dated as of May 6, 1998, by and between Salton/Maxim Housewares, Inc., Windmere-Durable Holdings, Inc. and the Salton Executive related parties (as defined therein) (incorporated herein by reference to Exhibit 2.1 The Company's current report on Form 8-K dated May 6, 1998 (File No. 0-19557)

27.1                Financial Data Schedule