Form 10-K
period 1998-06-27
SALTON MAXIM HOUSEWARES INC
filed 1998-09-25
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE - ACT OF 1934

         For The Fiscal Year Ended June 27, 1998 OR

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
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)
    MOUNT PROSPECT, ILLINOIS 60056
(Address of principal executive offices                  (Zip Code)

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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 18, 1998 was approximately $64,835,357 computed on the basis of the last reported sale price per share ($14.469) of such stock on the NASDAQ National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares of the Registrant's Common Stock outstanding as of September 21, 1998 was 6,568,872.

                      Documents Incorporated by Reference:

   Part of Form 10-K                         Document Incorporated by Reference
   -----------------                         ----------------------------------

Part III (Items 10, 11, 12 and    Portions of the Registrant's Definitive Proxy
  13)                             Statement to be used in connection with its
                                  1998 Annual Meeting of Stockholders.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

            All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, including without limitation the statements under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Without limiting the foregoing, (i) the words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements and (ii) forward-looking statements include any statements with respect to the possible future results of the Company or Toastmaster (as defined), including any projections or descriptions of anticipated revenue enhancements or cost savings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster if the Toastmaster Acquisition (as defined) is consummated, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings and other factors both referenced and not referenced in this Annual Report on Form 10-K, including those set forth under "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report on Form 10-K.


                                     PART I

ITEM 1. BUSINESS

GENERAL

            Salton/Maxim Housewares, Inc. (the "Company" or "Salton") is a leading domestic designer and marketer of a broad range of kitchen and small household electrical appliances under such brand names as Salton(R), Maxim(R), Breadman(R), Juiceman(R), White-Westinghouse(R) and Farberware(R). The Company believes that it has the leading U.S. market share in juice extractors and indoor grills and a significant U.S. market share in bread bakers and espresso makers. Salton also designs and markets personal and beauty care appliances under the Salton Creations(R) brand name, tabletop glass and crystal products under the Block(R) China, Atlantis(R) Crystal and Gear(R) brand names, and clocks under the Salton Time(R) brand name. The Company believes that its strong market position and success are attributable to its continuous product innovation, strong relationships with retailers, breadth of product offerings, reputation for quality products and established brand names.

            The Company continuously develops and introduces a wide selection of new products and enhances existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of retailers. Salton's kitchen and small household electrical appliances are comprised of five major product subcategories: (i) health conscious products, including thermal household grill products such as George Foreman's Lean Mean Fat Reducing Grilling Machine(R), fresh fruit and vegetable juicers such as the Juiceman(R) line, and rice cookers; (ii) thermal products, including bread bakers, such as the Breadman Plus(R) automatic bread baker, waffle makers, toasters, toaster ovens and irons; (iii) coffee and tea related products, including espresso/cappuccino makers and coffee makers; (iv) food preparation products, including electric woks, crepe makers, mixers, can openers and blenders; and (v) home comfort products, including fans, fan heaters and humidifiers.

            The Company markets and sells its products throughout the United States through its own sales force and a network of approximately 190 independent commissioned sales representatives. The Company sells its products primarily to mass merchandisers, department stores, specialty stores, direct mail catalogs and showrooms and other direct distribution channels. Representative customers include Kmart, Sears, Target, Federated Department Stores, Wal-Mart, May Co. Department Stores and QVC. Further, the Company sells certain of its products, primarily Juiceman(R) fresh juice extractors and George Foreman Grills(R), directly to consumers via the internet and through the use of paid half-hour television programs commonly referred to as "infomercials." The Company contracts for the manufacture of most of its products with independent manufacturers located overseas, primarily in the Far East and Europe. The Company also assembles certain appliances in its plant located in Kenilworth, New Jersey.


THE RECAPITALIZATION

            On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During fiscal 1998, the Company purchased approximately $27.1 million of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

            In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") in full its promissory note (the "Windmere Note") in the principal amount of approximately $10.8 million. Note was issued to Salton in July, 1996; (ii) Salton repurchased (the "Option Repurchase") for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of Salton. Which option was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including an agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

            On July 28, 1998, Salton entered into a Credit Agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provides for $215.0 million in senior secured credit facilities (the "Senior Credit Facilities") consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility").

            On July 28, 1998, Salton also issued (the "Convertible Preferred Stock Issuance") $40.0 million of Series A Voting Convertible Preferred Stock of the Company (the "Convertible Preferred Stock") to affiliates of Centre Partners Management LLC ("Centre Partners") in connection with a Stock Purchase Agreement dated July 15, 1998 (the "Preferred Stock Agreement"). The Convertible Preferred Stock is generally non-dividend bearing and is currently convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price). Centre Partners is a private investment firm that manages the commitments and assets of Centre Capital Investors II, L.P. and related entities. Centre Capital Investors II, L.P. is a $450 million private equity fund raised in 1995. Since its inception in 1986, Centre Partners and its predecessors have invested more than $1.8 billion in nearly 50 separate investments. The Repurchase, borrowings under the New Credit Agreement and the Convertible Preferred Stock Issuance are collectively referred to herein as the "Recapitalization."

PENDING TOASTMASTER ACQUISITION

            On August 26, 1998, the Company entered into a definitive merger agreement to acquire Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R).

            The consummation of the pending Toastmaster Acquisition is subject to the satisfaction or waiver of certain conditions, including expiration or termination of the Hart-Scott-Rodino Act waiting period and the approval of the holders of 66 2/3% of the outstanding shares of Toastmaster common stock. The Company currently expects the pending Toastmaster Acquisition to be completed during the last quarter of calendar 1998. However, there can be no assurance as to if or when the pending Toastmaster Acquisition will be completed, or that it will be completed on the terms described herein.

COMPETITIVE STRENGTHS

            The Company believes that the following competitive strengths contribute to Salton's position as a leading domestic designer and marketer of small household electrical appliances in the U.S. Housewares industry and serve as a foundation for the Company's business strategy.

            Market Leadership Salton believes that it has the leading U.S. market share in juice extractors and indoor grills and a significant U.S. market share in bread bakers and espresso makers. The Company believes that its leading market share in these product lines provides Salton with a competitive advantage in terms of demand from major retailers and enhanced brand awareness. Through internal and joint product development and acquisitions of businesses and product lines, the Company has enhanced its position as a leading supplier in the small household appliance industry.

            STRONG BRAND NAMES The Company has built a portfolio of strong brand names which it utilizes to gain retail shelf space and to introduce new products. The Salton(R) brand name has been in continuous use since 1947 and the Maxim(R) brand name since 1970. These names are widely recognized in the small household appliance industry. In addition, the Company has licensed the right to use the White-Westinghouse(R) brand name for certain small household electrical appliances, such as toasters, coffee makers, espresso/cappuccino makers and bread makers, and distributes certain products under the Farberware(R) brand name. The Company believes that White-Westinghouse(R) and Farberware(R) are time-honored traditions throughout the world for certain home appliances and benefit from strong consumer recognition. Salton also markets products under other owned and licensed brand names and under private-label brand names such as Magic Chef(R), Chefmate(R) and Kenmore(R).

            BROAD RANGE OF PRODUCTS The Company provides its customers with an extensive array of product lines across product categories within the small household appliance industry. Salton designs its products to meet the needs of a broad range of customers across a breadth of price points. With its breadth of product offerings, the Company services the needs of a wide range of retailers and satisfies the different tastes, preferences and budgets of consumers. The Company believes that as the retail industry continues to consolidate, its ability to serve retailers with an extensive array of product lines under a portfolio of strong brand names will continue to become increasingly important for maintaining shelf space and for introducing new products into the retail market.

            INNOVATION IN PRODUCT DESIGN AND PACKAGING The Company believes that it has a reputation among its retail customers and consumers for innovation in product design and packaging, incorporating functional enhancements as well as aesthetic improvements. The Company designs its products in many contemporary styles with a wide variety of features. Salton works closely with both retailers and suppliers to identify consumer needs and preferences and to develop new products to satisfy such consumer demand. Salton product introductions have included the first triple function coffee maker in the United States (the Three For All(R), an espresso/cappuccino/drip coffee maker), George Foreman Grills(R) and the Wet Tunes(R) shower radios. Various consumer organizations and magazines have selected a number of the Company's products, including the Breadman(R) Plus, the Breadman Ultimate(R) and the Kenmore(R) four slice toaster, as top rated or best buy. The Company also packages its products to increase their appeal to consumers and to stand out among other brands on retailers' shelves. Salton believes that distinctive packaging, designed to answer customers' questions concerning the Company's products, has resulted in increased shelf space and greater sales.

PRODUCTS

            Salton is a leading domestic designer and marketer of kitchen and small household electrical appliances, tabletop products (including china, crystal and glassware), time products, gift products, and personal and beauty care appliances. The Company's portfolio of strong brand names enables the Company to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Salton designs its products to meet the needs of a broad range of consumers at a wide range of price points. These products include full-featured or upscale models or designs as well as those which are marketed to budget conscious consumers.


         The following table sets forth the approximate amounts and percentages of the Company's net sales by product category during the periods shown.



                                                              FISCAL YEAR ENDED
                                                            (DOLLARS IN THOUSANDS)

                                             JUNE 27, 1998                     JUNE 28, 1997                  JUNE 29, 1996
                                             -------------                     -------------                  -------------
                                                        PERCENT                          PERCENT                       PERCENT
                                       NET SALES        OF TOTAL        NET SALES        OF TOTAL       NET SALES      OF TOTAL
                                       ---------        --------        ---------        --------       ---------      --------
Kitchen and Home
Appliances                             $280,607           91.8%          $155,972          85.3%         $91,479        92.2%


Tabletop Products(1)                     18,597            6.1%            16,756           9.2%

Personal and Beauty
Care Appliances, Gifts
and Time Products                         6,395            2.1%            10,078           5.5%           7,723         7.8%
                                       --------          -----           --------         -----          -------       -----

                                       $305,599          100.0%          $182,806         100.0%         $99,202       100.0%
                                       ========          =====           ========         =====          =======       =====

         (1)The Company entered this category of business in fiscal year 1997 upon the acquisition of substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company, on July 1, 1996. The Block product line was further augmented on June 19, 1997 with the acquisition of the assets of Jonal Crystal Ltd.


 KITCHEN AND SMALL HOUSEHOLD ELECTRICAL APPLIANCES

            The Company designs and markets an extensive line of kitchen and small household electrical appliances under the Salton(R), Maxim(R), Breadman(R) Juiceman(R), George Foreman Grills(R), White-Westinghouse(R) and Farberware(R) brand names. The Company currently markets approximately 618 stock keeping units ("SKUs") under its brand names in this category. Growth within this product category has historically been driven primarily by the introduction of new or enhanced products and the development of the White-Westinghouse(R), Farberware(R) and other product lines.

            The Company's kitchen and small household electrical appliance product category includes: (i) health conscious products; (ii) thermal products;
(iii) coffee and tea related products; (iv) food preparation products; and (v) home comfort products.

            HEALTH CONSCIOUS PRODUCTS. The Company currently markets approximately 137 SKUs in its health conscious product subcategory, including a wide assortment of food preparation products targeted to health conscious consumers who are interested in preparing foods in a healthy fashion or from healthy ingredients, ice cream from natural ingredients. These products include thermal indoor grills, juicers, juice extractors, rice cookers, vegetable steamers, ice cream makers and yogurt makers.

            Representative health conscious products include:

            George Foreman's Lean Mean Fat Reducing Grilling Machines(R), which grill meat, fish, chicken and vegetables evenly in minutes. The grills are double non-stick coated and the sloped cooking surfaces with patented grooves channel away measurable amounts of greasy fats into a separate tray. These grills are offered in three different sizes.

            Juiceman(R) health conscious products include:

            The Juiceman(R) Jr, a l/4 horsepower juicer offered at a competitive price. The machine is designed for fresh and healthy juicing using a wide variety of fruits and vegetables.

            The Juiceman(R) II, a juicer used by many serious health, fitness and juicing advocates. It has a 1/2 horsepower, 690 watt motor, built-in speed control, and an extra large feed tube and pulp receptacle.

            The Juiceman(R)210 and the Juiceman(R)410 are elite professional series models with patented dual electronic speed controls.

            The Yogurt Maker, a thermostatically controlled unit for producing homemade yogurt.

            The Big Chill(R), a frozen yogurt and ice cream maker.

            The Nutritionist(R) line of cool touch sealed environment rice cookers.

            THERMAL PRODUCTS. The Company currently markets approximately 192 SKUs in its thermal products subcategory, including bread bakers, sandwich makers, toasters, waffle makers, toaster ovens and irons.

            Representative thermal products include:

            Breadman(R) automatic bread bakers, which are offered in the l-l/2 pound capacity Breadman(R), the 2 pound capacity Breadman Plus(R) and the Breadman Ultimate(R). These bread machines are computer-chip controlled and pre-programmed to automatically control the entire bread making process based on preferences selected by the consumer, including cycle times for mixing, kneading, rising and baking healthy, whole grain breads. The consumer just needs to add the ingredients and set the proper cycle to bake the bread. A window allows the consumer to see the entire bread making process without opening the lid. The machines have a programmable timer that allows a preset bake time up to twelve hours in advance. Additionally, the Breadman Ultimate(R) has advanced software and patented features. It includes over 100 programs, pause buttons and a patented integrated fruit, nut and herb dispenser.

            Thermal products also include the Salton Snack 'N' Sandwich maker series as well as a range of toasters, including Cool Touch toasters and toaster ovens offered under the Salton(R), Maxim(R), White-Westinghouse(R) and Farberware(R) brand names.

            COFFEE AND TEA RELATED PRODUCTS. The Company currently markets approximately 178 SKUs in its coffee and tea related product subcategory, including combination espresso/cappuccino/drip coffee makers, coffee makers, coffee urns, coffee percolators, ice tea/ice coffee makers and a broad range of coffee related accessories.

            Representative coffee and tea related products include:

            1,2,3 Spresso(R), a patented, easy to use espresso/cappuccino coffee maker. This machine has a vertical brewing system and operates cleanly, utilizing espresso coffee pods that are vacuum packed for freshness. The pods are fully bio-degradable. The product is simple to operate and a novice maker of espresso/cappuccino can operate the product in minutes.

            The Three For All(R), a combination espresso/cappuccino/drip coffee maker with a patented 2 cup adapter for direct cappuccino-espresso brewing. The Company believes that the Three For All(R) coffee/cappuccino maker resulted in the creation of a new product category in the small kitchen appliance industry.

            The Cappuccino Espresso(R), a line of cappuccino espresso makers which make two to four cups of espresso in minutes. The patented steam jet froths milk for cappuccino while the coffee brews.

            In addition, the Company offers coffee urns providing up to 55 cups of coffee and percolators under the well recognized Farberware(R) brand name. Coffee related accessories include coffee mills and grinders, mug warmer sets, electric kettles and replacement carafes.

            FOOD PREPARATION PRODUCTS. The Company currently markets approximately 97 SKUs in its food preparation product subcategory, including electric woks, crepe makers, mixers, can openers, blenders, hand-held blenders, choppers and warming trays.

            Representative food preparation products include:

            The Professional Wok, consisting of a 6-1/2 quart capacity die-cast aluminum body with a heavy gauge aluminum dome cover. A patented 1600 watt heating element design allows for even heat distribution for successful cooking with an electric wok.

            The Electric Brunch Pan, an electric pan with thick aluminum for uniform heat distribution, an easy to clean non-stick coating and a ready light to indicate proper cooking temperatures.

            The Donut Bites(R), an electric donut maker, makes six light, crispy baked donuts, and other dessert creations. It has a cool touch housing and non-stick surface for easy use.

            Food preparation products have been expanded to offer a range of these type of basic appliances under the White-Westinghouse(R) and Farberware(R) brand names.

            HOME COMFORT PRODUCTS. The Company currently markets approximately 14 SKUs in its home comfort products subcategory, consisting of fans, fan heaters and humidifiers marketed under the White-Westinghouse(R) brand name.

TABLETOP PRODUCTS

            The Company currently markets approximately 2,218 SKUs under its brand names in this product category.

            The Company entered this category of business in fiscal year 1997 to add a complementary product line to its kitchen and home small appliances. The Block(R) China division of the Company designs and markets tabletop products including china, crystal and glassware. The Block product line was further augmented on June 19, 1997 with the acquisition of the assets of Jonal Crystal Ltd. Jonal products include the Crystal Kiss(R) line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss.

            Tabletop products include crystal products offered under the Block(R), Atlantis(R) and Jonal(R) brand names, fine china and basic dinnerware in various designs and patterns under the Block(R) brand name and ceramic products under the Block(R) brand name. In addition, Block(R) provides the Gear(R) line of products including Father Christmas(R), Country Farm(TM), Country Orchard(TM), and Country Village(TM).

PERSONAL AND BEAUTY CARE APPLIANCES, GIFTS AND TIME PRODUCTS

            The Company currently markets approximately 129 SKUs in the personal and beauty care appliances, gifts and time products category. Salton Creations(R) hair dryers feature high quality materials, long life motors and high air flow systems. Hair dryers are offered in various sizes, shapes and colors, and are designed to mix form and function to enable consumers to correctly address power and heat to hair type and styling needs.

            The Company designs and markets a variety of other personal and beauty care appliances under the Salton Creations(R) brand name, including curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. The Wet Tunes(R) series of shower radios, introduced under the Salton(R) brand name in 1984, features an AM/FM radio with waterproof mylar speakers and wall mount brackets. Wet Tunes(R) radios are offered in several different shapes, sizes and colors. Also included in this series are the Wet Reflections(R), which has a light and fog-free mirror, the Wet Cassette(R) and the Wet Lantern(R). In addition to Salton Creations(R), the Company began offering the appliances under the White-Westinghouse(R) brand name in fiscal year 1997.

            The Company also has a "gifts" program designed for department stores. Under this program, the Company provides department stores with practical, special occasion, small gift products. The Company's gifts programs include the mini tool kit, calcutape, travel smoke alarm, emergency auto flasher, deluxe art kit and the 7-piece gardening kit.

            The Company's Salton Time(R) products include decorative quartz wall and alarm clocks and have approximately 203 SKUs. Salton Time(R) has introduced a number of innovative products such as the waterproof Wet Times(R) indoor/outdoor clock.

NEW PRODUCT DEVELOPMENT

            The Company believes that the enhancement and extension of the Company's existing products and the development of new products are necessary for the Company's continued success and growth. The Company directs the style, features and functionality of its products to meet customer requirements for quality, performance, product mix and pricing.

Salton works closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. Salton's product design and engineering department evaluates new ideas and seeks to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences.

            During fiscal 1998, the Company introduced 175 new SKUs in the kitchen and small household electrical appliance products category, 65 in the personal and beauty care, gifts and time products category and 635 new SKUs in the tabletop products category.

            During fiscal 1997, the Company introduced 173 new SKUs in the kitchen and small household electrical appliance household products category and 59 SKUs in the personal and beauty care, gifts and time products category. The introduction of products under the White-Westinghouse(R) and Farberware(R) brands added approximately 74 of these new SKUs.

MARKETING AND DISTRIBUTION

            The Company markets its products throughout the United States under its brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R) Salton Time(R), George Foreman Grills(R), White Westinghouse(R), Farberware(R), Block(R) China, Atlantis(R) and Gear(R), primarily to mass merchandisers, department stores, direct mail catalogs and showrooms and other direct distribution channels. The Company is also expanding its retailer base for certain of its products to include drug stores and other mass merchandisers, as well as additional retailers within its existing channels of distribution.

            In addition to directing its marketing efforts toward retailers, the Company sells certain of its products, primarily Juiceman(R) fresh juice extractors and the George Foreman Grills(R), direct to consumers via the internet and through the use of paid half-hour television programs commonly referred to as "infomercials." The Company also provides promotional support for its products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. The Company believes that these promotional activities are important to strengthening the Company's brand name recognition.

                  The Company's products are sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores, direct mail catalogs and showrooms and other direct distribution channels. The Company continually monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Certain of the Company's retail customers, such as HomePlace Stores, Inc. and Venture, have filed for bankruptcy protection in fiscal 1998. However, a significant concentration of the Company's business activity is with entities whose ability to meet their obligations with the Company is dependent upon prevailing economic conditions within the retail industry.

            The Company relies on its management's ability to determine the existence and extent of available markets for its products. The Company's management has extensive marketing and sales backgrounds and devotes a significant portion of its time to marketing-related activities. The Company markets its products primarily through its own sales force and approximately 190 independent sales representatives. The Company's representatives are located throughout the United States and Canada and are paid a commission based upon sales in their respective territories. The Company's sales representative agreements are generally terminable by either party upon 30 days notice.

            The Company directs its marketing efforts toward retailers and believes that obtaining favorable product placement at the retail level is an important factor in its business, especially when introducing new products. In an effort to provide its retail customers with the highest level of customer service, the Company has an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically. This system is also used by management to monitor point-of sale information at certain accounts.

            The Company also emphasizes the design and packaging of its products in order to increase their appeal to consumers and to stand out among other brands on retailers' shelves. The Company believes that distinctive packaging, designed to answer consumers' questions concerning the Company's products, has resulted in increased shelf space and greater sales. Some of the Company's products are sold with recipe books and VHS Video Manuals(R) to provide step by step guidelines for the use and care of such products.

            The Company's total net sales to its five largest customers during fiscal 1998 and 1997 were 47% and 47%, respectively, of its net sales. In 1997, the Company entered into a seven-year supply agreement with Kmart for Kmart to purchase, distribute, market and sell a broad range of kitchen and small household electrical appliances under the White-Westinghouse(R) brand name. Kmart is the exclusive United States discount department store to market these White-Westinghouse(R) products. The supply agreement provides Kmart sole distribution rights to the White-Westinghouse(R) brand name for the mass merchandiser market, but does allow distribution through other retail channels under certain conditions. During fiscal 1998, Kmart purchased approximately $58.9 million of products from Salton pursuant to the supply agreement, which accounted for approximately 19% of Salton's net sales.

            The supply agreement with Kmart provides for minimum purchases by Kmart, which increase through the term of the supply agreement, and for the payment of penalties for shortfalls. In the event that aggregate U.S. retail sales in the consumer electronics industry for any specified category decrease by more than 10% in any year from that sold in the prior year, Kmart has the right to reduce the minimum purchase requirements for such category to an amount not less than 80% of the minimum for such period. The Company pays Windmere a fee based upon the Company's net sales less specified costs and expenses relating to the Kmart supply agreement in consideration of Windmere's guarantee of the Company's obligations under the supply agreement.

 SOURCES OF SUPPLY

         Most of the Company's products are manufactured to the Company's specifications by over 45 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Many of these suppliers are ISO 9000 certified. The Company believes that it maintains good business relationships with its overseas manufacturers. The Company also assembles woks and warming 6 trays in its plant located in Kenilworth, New Jersey.

         The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer for any of its products. However, during fiscal 1998, three manufacturers located in China accounted for approximately 12.7%, 12.4% and 10.1% respectively, of the Company's product purchases. The Company believes that the loss of any one manufacturer would not have a long term material adverse effect on the Company because other manufacturers with which the Company does business would be able to increase production to fulfill the Company's requirements. However, the loss of a supplier could, in the short term, adversely effect the Company's business until alternative supply arrangements were secured.

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

 COMPETITION

         The Company's industry is mature and highly competitive. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution approaches. The Company competes with established companies, some of which have substantially greater facilities, personnel, financial and other resources than those of the Company. In the sale of kitchen and small household electrical appliances, the Company competes with, among others, Toastmaster, Rival, Hamilton Beach, Krups, Rowenta, Black and Decker, Windmere-Durable and Sunbeam/Oster. In the sale of tabletop products, the Company competes with, among others, Mikasa, Lenox, Miller Rogaska, Villeroy Boch, Waterford Crystal and Baccarat Crystal. In the sale of personal and beauty care appliances, the Company principally competes with, among others, Clairol, Inc. (wholly-owned subsidiary of Bristol-Myers Squibb Company), Conair Corporation, Vidal Sassoon, Windmere-Durable, Helen of Troy and Andis.

         The Company believes that its success is dependent on its ability to offer a broad range of existing products and to continually introduce new products and enhancements to existing products which have substantial consumer appeal based upon price, design, performance and features. The Company also believes that its trademarks, particularly Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R) and Salton Time(R), and Block(R) are important to its ability to compete effectively. The Company further believes that the White-Westinghouse(R) and Farberware(R) brand names give it the additional capability to provide consumers with appealing, well priced products to meet competition.

 EMPLOYEES

         As of June 27, 1998, the Company employed 219 persons, of whom approximately 54 persons, who work at the Company's Kenilworth, New Jersey facility, were covered by a collective bargaining agreement which expires on February 28, 1999. The Company generally considers its relationship with its employees to be satisfactory and has never experienced a work stoppage.

 REGULATION

         The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. In general, the Company has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on the Company's business. Most of the Company's products are listed by UL. Satisfaction of the standards of UL for the Company's consumer electrical appliances is important to the Company and the Company has not experienced difficulty in satisfying such standards.

 BACKLOG

         Orders for the Company's products are typically subject to cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 27, 1998, the Company had a backlog of approximately $275.0 million compared to approximately $83.0 million as of June 28, 1999. The Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

 SEASONALITY OF BUSINESS

         The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher sales during the months of August through November primarily due to increased demand by customers for the Company's products attributable to holiday sales.

 TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

         The Company holds a number of patents, including design patents, and trademarks registered in the United States and foreign countries for various products and processes. The Company has registered certain of its trademarks with the United States Patent and Trademark Office. The Company considers these trademarks to be of considerable value and of material importance to its business. However, the Company believes that none of the Company's product lines is dependent upon any single patent or group of patents.

         During 1996, the Company entered into license agreements with WCI for use of the White-Westinghouse(R) trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant the Company the exclusive right and license to use the White-Westinghouse(R) trademark in the United States and Canada in exchange for certain license fees, royalties and minimum royalties. The license agreements also contain minimum sales requirements which, if not satisfied, may result in the termination of the agreements. Each license agreement is also terminable upon one-years notice at any time on or after the fifth anniversary of the agreement or upon a breach by the Company.

         The Company has a joint venture agreement with George Foreman Products, Inc., a Nevada corporation, and Benjamin H., a California corporation (the "Joint Venture"). The Joint Venture is engaged solely in the business of acquiring, selling and distributing thermal household grill products under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine." Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavyweight champion of the world.

         In the second quarter of fiscal 1997, the Company obtained the exclusive, worldwide right to distribute Farberware(R) small electric appliances. Farberware(R) is a time-honored trade name in the cookware and small electric appliance industry.

         The Company has other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Gino's East Pizza, Gear, Taco Bell(R), Hershey Kiss(R), Looney Tunes(R), Andy Warhol, Marilyn Monroe, James Dean and Campbell Soup(R). The Company believes that these other license arrangements help to demonstrate its creativity and versatility in product design and the enhancement of existing products. However, the Company does not believe that its product lines are dependent upon any single license or group of other licenses.

         In general, the Company's joint venture and licensing arrangements place commercialization obligations on the Company in exchange for varying fees and royalties based upon net sales or profits. Typically, each of these agreements is terminable if certain minimum commercialization obligations are not satisfied or upon breach by the Company.


 WARRANTIES

         The Company's products are generally sold with a limited one-year warranty from the date of purchase. In the case of defects in material or workmanship, the Company agrees to replace or repair the defective product without charge. To date, the Company has not experienced significant warranty claims.

 RISK FACTORS

         Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of
 Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See "Disclosure Regarding Forward-Looking Statements." The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated. Business and other risks described herein as applicable to Salton are generally also applicable to Toastmaster.

         SUBSTANTIAL LEVERAGE. The Company is highly leveraged. In addition, the Company will have to incur substantial additional indebtedness to consummate the Toastmaster Acquisition. The degree to which the Company is leveraged could, among other things: (i) increase the Company's vulnerability to general adverse economic and industry conditions; (ii) limit the Company's ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements; (iii) require the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes; (iv) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (v) place the Company at a competitive disadvantage vis-a-vis less leveraged competitors. In addition, the New Credit Agreement contains financial and other restrictive covenants that will limit the ability of the Company to, among other things, borrow additional funds. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company cannot generate sufficient cash to meet its obligations as they become due or refinance such obligations, the Company may have to sell assets or reduce capital expenditures.

         RISKS RELATING TO THE TOASTMASTER ACQUISITION

         Uncertainties Regarding Consummation. Consummation of the pending Toastmaster Acquisition is subject to the satisfaction or waiver of certain conditions, including the expiration or termination of the Hart-Scott-Rodino Act waiting period and the approval of the holders of 66 2/3% of the outstanding shares of Toastmaster common stock. Salton anticipates that the Toastmaster Acquisition will be completed in the last quarter of calendar 1998. However, there can be no assurance as to if, or when, the pending Toastmaster Acquisition will be completed, or that it will be completed on the terms described herein.

         Integration of Toastmaster. There can be no assurance that the Company will successfully integrate Toastmaster with the Company's business operations. The full benefits of the Toastmaster Acquisition will require the integration of administrative, finance, purchasing, product development and sales and marketing organizations. The integration will also require the implementation of appropriate operational, financial, and management systems and controls. There can be no assurance that the Company will not encounter difficulties in expanding its financial controls and reporting systems to meet the Company's future needs. If the Company fails to successfully integrate the operations of Salton and Toastmaster, or if anticipated revenue enhancements and cost savings are not realized, the Company's business, results of operations and financial condition would be materially adversely affected.

         Limited Manufacturing Experience. Except for the assembly of certain products in its Kenilworth, New Jersey plant, the Company arranges for the manufacture of most of its products with manufacturers located overseas, primarily in the Far East and Europe.

 Toastmaster manufactures toasters, toaster-oven-bakers and electric heating elements at its owned plant in Macon, Missouri. Toastmaster also manufactures time products at its owned plant in Laurinburg, North Carolina. Salton currently expects to continue manufacturing certain products at these plants after the Toastmaster Acquisition is consummated. The manufacturing of these products will subject Salton to certain additional risks, including those relating to the price and availability of raw materials and environmental concerns. There can be no assurance that the Company will be able to manufacture products successfully and in a cost effective manner.

         Reliance on Certain Customers. Toastmaster's revenues in the aggregate with respect to its five largest customers during 1995, 1996 and 1997 were approximately 45.7%, 42.8% and 44.0%, respectively, of its net sales. During 1995, 1996 and 1997, Wal-Mart (including Sam's Clubs) accounted for approximately 29.0%, 27.0% and 27.0%, respectively, of Toastmaster's net sales. Although Toastmaster has long-established relationships with many of its customers, Toastmaster does not have long-term supply contracts with them. A decrease in business from any of Toastmaster's major customers could have a material adverse effect on the Company's business, results of operations and financial condition if the Toastmaster Acquisition is consummated.

         DEPENDENCE ON MAJOR CUSTOMERS. The Company's total net sales to its five largest customers during fiscal 1998 were approximately 47% of its net sales in fiscal 1998, with its largest customer, Kmart, representing approximately 19% of its net sales in fiscal 1998. Except for the Company's supply agreement with Kmart, the Company does not have long-term agreements with its major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these customers or a general economic downturn in retail sales could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS ASSOCIATED WITH DEVELOPMENT OF NEW PRODUCTS. The Company believes that its future success will depend in part upon its ability to continue to introduce innovative designs in its existing products and to develop, manufacture and market new products. There can be no assurance that Salton will be successful in the introduction, marketing and manufacture of any new products or product innovations or that it will be able to develop and introduce in a timely manner innovations to its existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON FOREIGN SUPPLIERS. The Company is dependent upon unaffiliated foreign companies for the manufacture of most of its products. The Company's arrangements with its manufacturers are subject to the risks of doing business abroad, such as import duties, trade restrictions, production delays due to unavailability of parts or components, transportation delays, work stoppages, foreign currency fluctuations, political instability and other factors which could have an adverse effect on the Company's business, financial condition and results of operations. Salton believes that the loss of any one or more of its suppliers would not have a long term material adverse effect on the Company, because other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements. However, the loss of certain of the Company's suppliers could, in the short term, adversely affect the Company's business until alternative supply arrangements were secured.

         During fiscal 1998, three manufacturers located in China accounted for approximately 12.7%, 12.4% and 10.1%, respectively, of the Company's product purchases. China currently enjoys most-favored-nation ("MFN") trading status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. No assurance can be given that China's MFN trading status will be renewed in future years. If MFN status for goods produced in China were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured for the Company, which could have a material adverse impact on the Company's business, financial condition and results of operations.

         RETAIL INDUSTRY. The Company's products are sold to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores, direct mail catalogs and showrooms and other direct distribution channels. As a result, the Company's business and financial results can fluctuate with the financial condition of its retail customers and the retail industry generally. Certain of the Company's retail customers, such as HomePlace Stores, Inc. and Venture, have filed for bankruptcy protection in recent years. The Company continually monitors and evaluates the credit status of its customers and attempts to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a significant customer could have a material adverse effect on the Company's business, financial condition and results of operations.

         SUPPLY AGREEMENT WITH KMART. In January 1997, Salton entered into a seven-year major supply agreement with Kmart for Kmart to purchase, distribute, market and sell a broad range of kitchen and small household electrical appliances under the White-Westinghouse(R) brand name licensed to Salton by White Consolidated Industries, Inc. ("WCI"). Kmart is the exclusive discount department store to market these White-Westinghouse(R) products.

         The initial term of the supply agreement between Salton and Kmart is through June 30, 2004; however, the agreement allows for termination prior to such time for specified reasons, including (i) the termination of a supply agreement between Kmart and Newtech Electronics Industries, Inc. ("Newtech"), a 50% subsidiary of Windmere, and (ii) without cause after June 30, 2002, by giving advance written notice. The supply agreement between Kmart and Newtech covers certain consumer electronic products sold under the White-Westinghouse(R) name and has an initial term and termination provisions which are substantially identical to those in Salton's supply agreement with Kmart. Salton has no interest in Newtech or Newtech's supply agreement with Kmart. The termination of the supply agreement between Kmart and Newtech would nonetheless give Kmart the right to terminate the supply agreement between Salton and Kmart. Furthermore, the supply agreement between Salton and Kmart allows Kmart to terminate the agreement on the basis of any claim which Kmart reasonably believes impairs or would impair Kmart's ability to receive the benefits of its supply agreement with Salton or Newtech, whether relating to any or all products. Although the Trademark Litigation (see "Legal Proceedings" below) was pending prior to the execution of the supply agreement between Salton and Kmart, if Kmart were to view the Trademark Litigation as a claim which it reasonably believes would impair its ability to receive the benefits of its agreement with Salton or Newtech, it could terminate the supply agreement between Salton and Kmart. During fiscal 1998, Kmart purchased approximately $58.9 million of products from Salton, which accounted for approximately 19% of the Company's net sales. The termination of the supply agreement between Salton and Kmart, or any significant modification thereof, could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS ASSOCIATED WITH ACQUISITION STRATEGY. Salton continues to look for opportunities to acquire businesses and product lines that fit within its acquisition strategy. To that end, the Company has had, and continues to have, discussions with acquisition candidates. The level of this activity will vary from time to time depending on the type of acquisition candidates identified by the Company. The Company's ability to accomplish its strategy will depend upon a number of factors including, among other things, the Company's ability to identify acceptable acquisition candidates, to acquire the necessary funds for such acquisitions, to consummate such acquisitions on terms favorable to the Company and to promptly and profitably integrate the acquired operations into the Company's operations.

         Acquiring additional businesses and product lines may require additional capital and the consent of the Company's lenders and may have a significant impact on the Company's financial position and results of operations. Any such acquisitions may involve the issuance of additional debt, subject to certain restrictions in the Indenture and the New Credit Agreement. Acquisitions could result in substantial amortization charges to the Company from the accumulation of goodwill and other intangible assets which could reduce reported earnings. There can be no assurance that the Company will be successful in identifying acceptable acquisition candidates or that any acquired operations will be profitable or will be successfully integrated into the Company or that any such future acquisitions will not materially and adversely affect the Company's business, financial condition and results of operations. Opportunities for growth through acquisitions, future operating results and the success of acquisitions may be subject to the effects of, and changes in, United States and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effect of taxes and operating conditions.

         COMPETITION. See "Competition" above for information regarding certain competition risks.

         DEPENDENCE ON KEY PERSONNEL. The continued success of the Company will depend significantly on the efforts and abilities of its executive officers:
 David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; and William B. Rue, President, Chief Operating Officer and Chief Financial Officer. In connection with the Recapitalization, Messrs. Sabin, Dreimann and Rue entered into new employment agreements with Salton which provide for their continued employment in their present capacities. The loss of the services of one or more of these individuals could have a material adverse effect on the business of the Company. In addition, as the Company's business develops and expands, the Company believes that its future success will depend greatly on its ability to attract and retain highly qualified and skilled personnel. The Company does not have, and does not intend to obtain, key-man life insurance on its executive officers.

         CONCENTRATION OF OWNERSHIP. As of July 28, 1998, Centre Partners and its affiliates own 40,000 shares of Convertible Preferred Stock, which are currently convertible into 2,352,941 shares of Salton common stock. Each holder of the Convertible Preferred Stock is entitled to one vote for each share of Salton common stock which such holder could receive upon conversion of the Convertible Preferred Stock. Accordingly, Centre Partners and its affiliates currently hold approximately 26.4% of the total voting power of the Company. As of September 15, 1998, the executive officers of the Company and entities affiliated with these officers own in the aggregate approximately 18.0% of the outstanding shares of Salton common stock (assuming conversion of the Convertible Preferred Stock, but excluding outstanding options). Consequently, in the event that these stockholders vote together, they will be able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of the Company's assets, which transactions may result in a Change of Control under the Indenture. Pursuant to the Preferred Stock Agreement, Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of the Company and one director as long as it and its affiliates own at least 7.5% of the total voting power of the Company.

ITEM 2. PROPERTIES

         The Company does not own any facilities. A summary of the Company's leased properties is as follows:

     LOCATION            DESCRIPTION             AREA(SQ. FT.)  EXPIRATION
     --------            -----------             -------------  ----------

Mt. Prospect, IL        Executive
                        offices,
                        warehousing and
                        repair facility            34,600     June 30, 1999

Rancho Dominguez, CA    Warehouse and
                        distribution
                        facility                  340,672     October 31, 2002

Harrison, NJ            Warehouse and
                        distribution facility     146,555     May 31, 2002

Kenilworth, NJ          Manufacturing
                        and
                        warehouse/distribution
                        facilities                 97,800     March 31, 2000

Long Beach, CA          Warehouse and
                        distribution
                        facility                   34,328     March 14, 1998

New York, NY            Block sales office         11,500     December 31, 1998

Gurnee, IL              Retail outlet               6,141     January  31, 2000

Mt. Prospect, IL        Consumer Services           3,018     June 30, 1999

Long Branch, NJ         Retail outlet               1,200     Month-to-month

Chicago, IL             Block Atlantis
                        retail store                  560     October 31, 2007


ITEM 3. LEGAL PROCEEDINGS

         In November 1996, WCI filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(TM) name for use on lighting products, fans and electrical accessories for use in the home violates WCI's rights to the Westinghouse(TM) name to a third party and constitutes a breach of the agreements under which CBS's predecessor sold WCI its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming WCI, Windmere, Salton, Newtech and certain other parties as defendants. The two actions have now been consolidated in the Pennsylvania court. A trial date of June 21, 1999 has been set by the court. CBS seeks an injunction prohibiting the Company, Newtech and WCI from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and WCI, and unspecified damages and attorneys' fees. An adverse decision in the Trademark Litigation could result in the Company and Newtech being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply agreement between the Company and Kmart.

         The legal costs that may be incurred in defending against this action could be substantial. In addition, the litigation could be protracted and result in diversion of management and other resources of the Company. WCI is currently defending the Company in this action. There can be no assurance that WCI will prevail in its lawsuit, or that WCI, the Company and their co-defendants will prevail in their defense of CBS's lawsuit. In the event that a favorable outcome for the Company is not obtained, the Company intends to vigorously pursue its right to indemnification under indemnification provisions in the license agreements between WCI and the Company relating to the White-Westinghouse(R) brand name. There can be no assurance that WCI will agree on the scope of the indemnity, or that any such indemnity payment which may become due to the Company will be paid fully or in a timely fashion or at all.

         Related proceedings have also been commenced before the Trademark Board in opposition to WCI's and CBS's efforts to register certain uses of the Westinghouse(TM) and White-Westinghouse(R) names. Such proceedings have been stayed pending resolution of the Trademark Litigation in the Pennsylvania court. Even if the Trademark Litigation is resolved in the Company's favor, it is possible that the proceedings before the Trademark Board will continue and could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      (a)  Not applicable.
      (b)  Not applicable.
      (c)  Not applicable.
      (d)  Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The registrant's Common Stock is traded on the NASDAQ National Market under the symbol "SALT". The following table sets forth the range of high and low bid prices of the Common Stock for the years ended June 27, 1998 and June 28, 1997 as reported by the NASDAQ system.

                                                   High             Low
                                                   ----             ---

YEAR ENDED JUNE 27, 1998
First Quarter                                          10           6 1/2
Second Quarter                                         11           7 1/4
Third Quarter                                      11 1/4              8
Fourth Quarter                                     13 7/8           9 7/8
YEAR ENDED JUNE 28, 1997
First Quarter                                       8 5/8           4 1/2
Second Quarter                                      8 3/4           6 1/4
Third Quarter                                           9           5 5/8
Fourth Quarter                                      8 1/4           6 3/8

         As of September 18, 1998, there were approximately 370 holders of record of the common stock of the Company. The Company has paid no dividends on the Common stock and it is the Company's present intention to retain earnings to finance the expansion of its business. The Company's New Credit Agreement further restricts its ability to pay dividends.

PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 40,000 shares of the Convertible Preferred Stock. The Convertible Preferred Stock is generally non-dividend bearing; however, if the Company breaches in any material respect any of its material obligations in the Preferred Stock Agreement or the Certificate of Incorporation relating to the Convertible Preferred Stock, the holders of Convertible Preferred Stock are entitled to receive quarterly cash dividends on each share of Convertible Preferred Stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (as defined below). The payment of dividends is limited by the New Credit Agreement.

         Each holder of the Convertible Preferred Stock is generally entitled to one vote for each share of Salton common stock which such holder could receive upon the conversion of the Convertible Preferred Stock. Each share of Convertible Preferred Stock is convertible at any time into that number of shares of Salton common stock obtained by dividing $1,000 by the Conversion Price in effect at the time of conversion. The "Conversion Price" is equal to $17.00, subject to certain anti-dilution adjustments.

         In the event of a Change of Control (as defined), each holder of shares of Convertible Preferred Stock has the right to require the Company to redeem such shares at a redemption price equal to the Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 7% per annum compounded annually on each anniversary date of July 28, 1998 for the period from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003.

         In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Convertible Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the "Liquidation Preference"), before any distribution is made to the holders of any Salton common stock or any other of Salton's capital stock ranking junior as to liquidation rights to the Convertible Preferred Stock.

         The Company may optionally convert, in whole or in part, the Convertible Preferred Stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of Salton's common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of Convertible Preferred Stock at a price equal to the Liquidation Performance per share, payable at the Company's option in cash or shares of Salton common stock.

         As of September 21, 1998, there were 40,000 shares of the Convertible Preferred Stock outstanding held by 7 shareholders of record. There is no established market for the Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below for Salton/Maxim Housewares, Inc. is derived from the Company's audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

                          STATEMENT OF OPERATIONS DATA
                     (In thousands, except per share data.)


                                                             June 27,        June 28,       June 29,        July 1,       July 2,
                                                               1998            1997           1996           1995          1994
                                                             --------        --------       --------       --------     ---------
Net sales                                                    $305,599        $182,806       $ 99,202       $ 76,991     $  48,807
Cost of sales                                                 179,376         121,590         66,923         55,552        37,333
Distribution expenses                                          12,327           7,809          5,856          4,569         3,412
                                                             --------        --------       --------       --------     ---------
Gross profit                                                  113,896          53,407         26,423         16,870         8,062
Selling, general, and administrative
  expenses                                                     84,216          42,944         21,343         13,142         8,470
                                                             --------        --------       --------       --------     ---------
Operating income (loss)                                        29,680          10,463          5,080          3,728          (408)
Interest expense, net                                          (5,333)         (4,063)        (3,934)        (3,057)       (2,047)
Costs associated with refinancing                              (1,133)
Realized gain on sale of marketable
  securities                                                    8,972
Class action lawsuit expense                                                                                                 (489)
                                                             --------        --------       --------       --------     ---------
Income (loss) before taxes                                     32,186           6,400          1,146            671        (2,944)
Income tax expense (benefit)                                   12,205           2,001         (3,450)            20
                                                             --------        --------       --------       --------     ---------
Net income (loss)                                            $ 19,981        $  4,399       $  4,596       $    651     $  (2,944)
                                                             ========        ========       ========       ========     =========

Weighted average common shares
  outstanding                                                  13,062          12,840          6,509          5,630         5,050
Net income (loss) per share: Basic                           $   1.53        $   0.34       $   0.71       $   0.12     $   (0.58)
Weighted average common shares and
  Common equivalent shares outstanding                         13,506          13,082          6,628          5,901         5,050
Net income (loss) per share: Diluted                         $   1.48        $   0.34       $   0.69       $   0.11     $   (0.58)


Balance Sheet Data:
  Working capital                                            $ 44,768        $ 17,996       $ 12,244       $  9,072     $   9,290
  Total assets                                                141,397         102,343         59,481         41,121        38,635
  Long-term debt                                                ---             4,933          3,754            900         4,374
  Stockholders' equity                                         57,711          38,622         19,925         15,329        10,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: the Company's degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster if the Toastmaster Acquisition (as defined) is consummated, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the fiscal year ended June 27, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

                  Salton is a leading domestic designer and marketer of a broad range of kitchen and small household electrical appliances under such brand names as Salton(R), Maxim(R), Breadman(R), Juiceman(R), White-Westinghouse(R) and Farberware(R). Salton believes that it has the leading U.S. market share in juice extractors and indoor grills and a significant U.S. market share in bread bakers and espresso makers. The Company also designs and markets personal and beauty care appliances under the Salton Creations(R) brand name, tabletop glass and crystal products under the Block(R) China, Atlantis(R) Crystal and Gear(R) brand names, and clocks under the Salton Time(R) brand name.

                  The Company markets and sells its products throughout the United States through its own sales force and a network of approximately 190 independent commissioned sales representatives. The Company sells its products primarily to mass merchandisers, department stores, specialty stores, direct mail catalogs and showrooms and other direct distribution channels. Further, the Company sells certain of its products, primarily Juiceman(R) fresh juice machines and the George Foreman Grills(R), directly to consumers via the internet and through the use of paid half-hour television programs commonly referred to as "informercials." The Company contracts for the manufacture of most of its products with independent manufacturers located overseas, primarily in the Far East and Europe. The Company also and assembles certain appliances in its plant located in Kenilworth, New Jersey.

                  On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During fiscal 1998, the Company purchased approximately $27.1 million of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

                  In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") in full its promissory note (the "Windmere Note") in the principal amount of approximately $10.8 million, which note was issued to Salton in July, 1996; (ii) Salton repurchased (the "Option Repurchase") for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of Salton, which option was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

                  On July 28, 1998, Salton entered into a Credit Agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provides for $215.0 million in senior secured credit facilities (the "Senior Credit Facilities") consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0
 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility").

                  On July 28, 1998, Salton also issued (the "Convertible Preferred Stock Issuance") $40.0 million of Series A Voting Convertible Preferred Stock of the Company (the "Convertible Preferred Stock") to affiliates of Centre Partners Management LLC ("Centre Partners") in connection with a Stock Purchase Agreement dated July 15, 1998 (the "Preferred Stock Agreement"). The Convertible Preferred Stock is generally non-dividend bearing and is currently convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price). Centre Partners is a private investment firm that manages the commitments and assets of Centre Capital Investors II, L.P. and related entities. Centre Capital Investors II, L.P. is a $450 million private equity fund raised in 1995. Since its inception in 1986, Centre Partners and its predecessors have invested more than $1.8 billion in nearly 50 separate investments. The Repurchase, borrowings under the New Credit Agreement and the Convertible Preferred Stock Issuance are collectively referred to herein as the "Recapitalization."

                  On August 26, 1998, the Company entered into a definitive merger agreement to acquire Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R). If the pending Toastmaster Acquisition is consummated, Salton will pay Toastmaster shareholders $7.00 per share in cash, or a total purchase price of approximately $53.6 million. Salton will also assume Toastmaster's debt, which was approximately $48.5 million on September 15, 1998, in connection with the Toastmaster Acquisition.

                  During the last quarter of 1996, Toastmaster began implementing a restructuring plan designed to strengthen future financial performance by improving its cost structure and its competitive posture. The plan included the outsourcing of production of certain kitchen countertop appliances to overseas suppliers. As part of this plan, Toastmaster discontinued production of cool touch wafflebakers at its Boonville, Missouri plant in July 1998 and outsourced production with lower-cost vendors overseas.

                  Salton has identified numerous opportunities for revenue enhancements and cost savings that it believes it will be able to realize as a result of the Toastmaster Acquisition. The Company believes that it can use its competitive strengths and experience in product development and marketing to improve upon Toastmaster's product offerings, brand reputation and customer relations. For example, the Company will utilize its strong customer relationships to gain shelf space for Toastmaster's products with retailers where Toastmaster does not currently have substantial shelf space presence and to expand the shelf space and sales of Toastmaster products with existing Toastmaster retailers by introducing certain Salton products into Toastmaster's product lines.

                  Although Salton currently plans to continue the production of certain kitchen and small household electrical appliances at Toastmaster's Macon, Missouri plant, the Company expects to implement its strategy of outsourcing appliances to overseas vendors. The Company believes that through its proven ability to source products overseas, it can achieve significant cost savings through more favorable product pricing and other terms. Other anticipated cost savings identified by the Company include advertising, ocean freight, warehousing and corporate overhead expenses.

                  Salton's ability to achieve revenue enhancements and recognize cost savings from the Toastmaster Acquisition will depend to a significant extent on its ability to successfully integrate the operations of Salton and Toastmaster and other factors, including economic conditions and the retail environment.

                  The consummation of the pending Toastmaster Acquisition is subject to the satisfaction or waiver of certain conditions, including expiration or termination of the

Hart-Scott-Rodino Act waiting period and the approval of the holders of 66-% of the outstanding shares of Toastmaster common stock. The Company currently expects the pending Toastmaster Acquisition to be completed during the last quarter of calendar 1998. There can be no assurance as to if or when the pending Toastmaster Acquisition will be completed, or that it will be completed on the terms described herein.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 27, 1998 COMPARED TO YEAR ENDED JUNE 28, 1997

         Net Sales. Net sales for the fiscal year ended June 27, 1988 ("Fiscal 1998") were $305.6 million, an increase of approximately $122.8 million or 67.2% compared to net sales of $182.8 million for the fiscal year ended June 28, 1997 ("Fiscal 1997"). This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors and George Foreman Grills(R), Farberware(R) products, and White-Westinghouse(R) sales under the Kmart supply agreement. Net sales of White-Westinghouse(R) products to Kmart approximated 19% and 16% of net sales in Fiscal 1998 and Fiscal 1997, respectively.

         Gross Profit. Gross profit in Fiscal 1998 was $113.9 million or 37.3% of net sales as compared to $53.4 million or 29.2% in Fiscal 1997. Cost of goods sold during the period decreased to 58.7% of net sales compared to 66.5% in Fiscal 1997. Distribution expenses were $12.3 million or 4.0% of net sales in Fiscal 1998 compared to $7.8 million or 4.3% of net sales in Fiscal 1997. Gross profit and costs of goods sold in Fiscal 1998 as a percentage of net sales improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to Fiscal 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $84.2 million or 27.6% of net sales in Fiscal 1998 compared to $42.9 million or 23.5% of net sales in Fiscal 1997. Expenditures for television, certain media and cooperative advertising coverages and royalty expenses were $58.3 million or 19.1% of net sales in Fiscal 1998 when compared to $25.7 million or 14.1% of net sales in Fiscal 1997. The remaining selling, general and administrative costs were $25.9 million or 8.5% of net sales in Fiscal 1998 compared to $17.2 million or 9.4% of net sales in Fiscal 1997. The dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, sales commissions and various other costs related to the higher level of sales.

         During Fiscal 1998, certain of the Company's customers, namely HomePlace Stores, Inc. and Venture, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed the Company amounts aggregating approximately $2.4 million. A provision of approximately $1.0 million was made for the estimated potential losses from these Chapter 11 bankruptcy filings.

         Net Interest Expense. Net interest expense was approximately $5.3 million for Fiscal 1998 compared to $4.1 million in Fiscal 1997. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in Fiscal 1998 compared to 10.5% in Fiscal 1997. The average amount outstanding under the Company's Amended and Restated Loan and Security Agreement dated July 30, 1997 (the "Old Credit Agreement") between the Company and its previous lender increased about $22.2 million when compared to the average amount outstanding a year ago. This increase was used primarily to finance higher net sales and a seasonal build in inventory. Interest expense during the period was offset by interest income earned on the promissory note from Windmere issued to the Company in July 1996.

         Subsequent to the year ended June 27, 1998, the Company consummated the Recapitalization. In connection therewith, the Company used a portion of the proceeds it received from the New Credit Agreement to refinance all outstanding indebtedness under the Old Credit Agreement. Accordingly, at June 27, 1998, the Company had incurred expense with the early termination of the Old Credit Agreement of approximately $1.1 million.

         The Company sold shares of Windmere common stock it held as marketable securities during the period. The sale of these shares provided a realized gain of approximately $9.0 million.

         Income before taxes, income taxes, net income and per share data. The Company had income before income taxes of $32.2 million in Fiscal 1998 compared to income before income taxes of $6.4 million in Fiscal 1997. The Company had income tax expense of $12.2 million in Fiscal 1998 as compared to income tax expense of $2.0 million in Fiscal 1997. Net income after income taxes was $20.0 million in Fiscal 1998 compared to net income after income taxes of $4.4 million in Fiscal 1997. Basic earnings per common share were $1.53 per share on weighted average common shares outstanding of 13,062,465 in Fiscal 1998 compared to earnings of $0.34 per share on weighted average common shares outstanding of 12,840,279 in Fiscal 1997. Diluted earnings per common share were $1.48 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,506,263 in Fiscal 1998 compared to earnings of $0.34 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,082,254 in Fiscal 1997.

YEAR ENDED JUNE 28, 1997 COMPARED TO YEAR ENDED JUNE  29, 1996

         Net Sales. Net sales for Fiscal 1997 were $182.8 million, an increase of approximately $83.6 million or 84.3% compared to net sales of $99.2 million for the fiscal year ended June 29, 1996 ("Fiscal 1996"). This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors and George Foreman Grills(R), private label programs and the addition of Block China and White-Westinghouse(R) sales under the Kmart supply agreement. Net sales of White-Westinghouse(R) products to Kmart approximated 16% of net sales in Fiscal 1997. Sales under the Kmart agreement are expected to increase in anticipation of Kmart instituting a broad range program under the White-Westinghouse(R) trade name.

         Gross Profit. Gross profit in Fiscal 1997 was $53.4 million or 29.2% of net sales as compared to $26.4 million or 26.6% in Fiscal 1996. Cost of goods sold during Fiscal 1997 decreased to 66.5% of net sales compared to 67.5% in Fiscal 1996. Distribution expenses were $7.8 million or 4.3% of net sales in Fiscal 1997 compared to $5.9 million or 5.9% of net sales in Fiscal 1996. Gross profit and costs of goods sold in Fiscal 1997 as a percentage of net sales improved primarily due to a more favorable mix of sales of higher gross margin items when compared to Fiscal 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $42.9 million or 23.5% of net sales in Fiscal 1997 compared to $21.3 million or 21.5% of net sales in Fiscal 1996. Expenditures for television, certain media and cooperative advertising coverages and royalty expenses were $25.7 million or 14.1% of net sales in Fiscal 1997 when compared to $10.9 million or 11.0% of net sales in Fiscal 1996. The remaining selling, general and administrative costs were $17.2 million or 9.4% of net sales in Fiscal 1997 compared to $10.4 million or 10.5% of net sales in Fiscal 1996. The dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, sales commissions and various other costs related to the higher level of sales.

         Net Interest Expense. Net interest expense was approximately $4.1 million for Fiscal 1997 compared to $3.9 million for Fiscal 1996. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 10.5% in Fiscal 1997 compared to 11.1% in Fiscal 1996. The average amount outstanding under the Company's revolving line of credit increased about $9.3 million when compared to the average amount outstanding in the same period a year ago. This increase was used primarily to finance higher net sales and a seasonal build in inventory. Interest expense during the period was offset by interest income earned on the promissory note from Windmere issued to the Company in July 1996.

                   Income before taxes, income taxes, net income and per share data. The Company had income before income taxes of $6.4 million in Fiscal 1997 compared to income before income taxes of $1.1 million in Fiscal 1996. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable. Net income after income taxes was $4.4 million in Fiscal 1997 compared to net income after income taxes of $4.6 million in Fiscal 1996. Also during 1996, the Company had re-assessed the measurement of deferred tax assets based on available evidence and concluded that these assets at June 29, 1996 were anticipated to be realized. Accordingly, the Company released previously recorded valuation allowances which resulted in an income tax benefit of $3.5 million in 1996. Excluding the effect of this income tax benefit, net income after income taxes would have been $1.1 million in 1996 compared to net income after income taxes of $4.4 million in 1997. Weighted average common shares increased as a result of the Windmere transaction. Basic earnings per common share were $0.34 per share on weighted average common shares outstanding of 12,840,279 in Fiscal 1997 compared to earnings of $0.71 per share on weighted average common shares outstanding of 6,508,572 in Fiscal 1996. Diluted earnings per common share were $0.34 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,082,254 in fiscal 1997 compared to earnings of $0.69 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 6,628,236 in Fiscal 1996.

 Liquidity and Capital Resources

                   During Fiscal 1998, the Company used net cash of $25.1 million in operating activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables. Investing activities provided cash of approximately $14.5 million from the sale of Windmere common stock offset by an increased investment in capital assets, primarily tooling of about $4.6 million. Financing activities provided cash of $8.6 million for these purposes primarily from increased line of credit proceeds of $12.5 million, reduced by repayments of notes due to Windmere of approximately $5.4 million. At June 27, 1998, the Company had approximately $50.5 million outstanding as drawings under the Old Credit Agreement and had the ability to borrow up to $68.7 million. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-Summer to Fall. The Company expects that capital expenditures in Fiscal 1999 will not exceed $5.3 million or, if the Toastmaster Acquisition is consummated, $9.2 million.

          On July 28, 1998, Salton entered into the New Credit Agreement. The Company used borrowings of $90.0 million under the Tranche A Term Loan and the net proceeds from the Convertible Preferred Stock Issuance to (i) pay the cash portion of the purchase price for the Stock Repurchase in an amount equal to approximately $70.8 million (which amount is net of approximately $10.8 million due and owing by Windmere to Salton under the Windmere Note, which note was cancelled at the closing of the Stock Repurchase), (ii) refinance all outstanding indebtedness under the Old Credit Agreement in an amount equal to approximately $51.7 million and (iii) pay fees and expenses relating to the Recapitalization. At September 15, 1998, the Company had $20.0 million outstanding under the Revolving Credit Facility and had the ability to borrow up to $50.0 million. In addition, the Company had not drawn the $75.0 million Delayed Draw Term Loan at that date.

          In connection with the Toastmaster Acquisition, Salton has agreed to pay Toastmaster shareholders $7.00 per share in cash, or a total purchase price of approximately $53.6 million. Salton will also assume Toastmaster's debt, which was approximately $48.5 million on September 15, 1998, in connection with the Toastmaster Acquisition. Salton expects to fund this commitment through a combination of borrowings under the New Credit Agreement and the issuance of additional debt and/or one or more classes or series of the Company's equity securities. The incurrence of additional indebtedness would have an adverse effect upon Salton's reported net income and cash flow, and the issuance of equity securities could have a dilutive effect on Salton's then outstanding common stock. There can be no assurance as to the terms under which the Company can raise additional funds from future debt or equity issuances.

          The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

 The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund its operating abilities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the New Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

 ACCOUNTING PRONOUNCEMENTS

          The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share" in fiscal 1998. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," No. 132 (SFAS 132), "Employer's Disclosures about Pensions and other Post Retirement Benefits which Revises Current Disclosure Requirements for Employers' Pensions and other Retiree Benefits" and No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. These Statements of Financial Accounting Standards are primarily disclosure related, and the Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

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

 YEAR 2000 ISSUES

          Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may have a material adverse affect on the Company's business, financial condition and results of operations because its computer and other systems are integral parts of the Company's distribution activities as well as its accounting and other information systems and because the Company will have to divert financial resources and personnel to address this issue.

          The Company has reviewed its computer and other hardware and software systems and has recently begun upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or replacement. The Company currently anticipates that it will complete testing of these upgrades by the end of fiscal 1999.

          Although the Company is not aware of any material operational impediments associated with upgrading its computer and other hardware and software systems to be year 2000 compliant, the Company cannot make any assurances that the upgrade of the Company's computer systems will be completed on schedule or, that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial condition and results of operations.

          Year 2000 compliance may also adversely affect the Company's business, financial condition and results of operations indirectly by causing complications of, or otherwise affecting, the operations of any one or more of its suppliers and customers. The Company is contacting its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact it of year 2000 compliance issues with its suppliers and customers.

          The Company incurred approximately $765,000 through fiscal 1998 and expects to incur approximately $135,000 through fiscal 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

ITEM 7A. QUANITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

         Incorporated herein by reference from footnote 1 of the Financial Statements and Supplementary Data included under item 8 hereof.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton/Maxim Housewares, Inc.
Mount Prospect, Illinois

We have audited the accompanying consolidated balance sheets of Salton/Maxim Housewares, Inc. (the "Company") as of June 27, 1998 and June 28, 1997 and the related consolidated statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton/Maxim Housewares, Inc. as of June 27, 1998 and June 28, 1997 and the results of its operations and its cash flows for each of the three years in the period ended June 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 16 to the consolidated financial statements, subsequent to June 27, 1998, the Company entered into a new debt agreement, issued preferred shares, repurchased approximately 50% of its outstanding common shares, and entered into a definitive merger agreement for the acquisition of Toastmaster Inc.


Deloitte & Touche LLP


September 3, 1998
Chicago, Illinois

                          SALTON/MAXIM HOUSEWARES, INC.

                           CONSOLIDATED BALANCE SHEETS




                           ASSETS                                                       JUNE 27,           JUNE 28,
                                                                                          1998               1997
CURRENT ASSETS:
  Cash                                                                              $     661,214     $   2,612,871
  Accounts receivable, less allowance:
    1998--$3,000,000; 1997--$2,400,000                                                 43,224,852        25,646,677
  Inventories                                                                          76,505,088        41,967,801
  Prepaid expenses and other current assets                                             2,940,624         3,717,062
  Federal income taxes refundable                                                                         1,105,336
  Deferred income taxes                                                                 4,605,222         1,734,414
                                                                                    -------------     -------------
         Total current assets                                                         127,937,000        76,784,161

PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling                                                                    16,787,126        14,827,525
  Warehouse equipment                                                                     452,715           380,487
  Office furniture and equipment                                                        5,341,755         3,792,035
                                                                                    -------------     -------------
                                                                                       22,581,596        19,000,047
  Less accumulated depreciation                                                       (14,266,296)      (10,684,016)
                                                                                    -------------     -------------
                                                                                        8,315,300         8,316,031

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                            5,145,000         4,880,006
NON-CURRENT DEFERRED INCOME TAXES                                                                           205,580
INVESTMENT IN WINDMERE COMMON STOCK                                                                      12,156,820
                                                                                    -------------     -------------
TOTAL ASSETS                                                                        $ 141,397,300     $ 102,342,598
                                                                                    =============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                          $  50,475,078     $  37,977,230
  Accounts payable                                                                     18,960,008        17,361,238
  Accrued expenses                                                                      7,234,506         2,856,512
  Income taxes payable                                                                  6,499,342            93,085
  Current portion-Subordinated Debt                                                                         500,000
                                                                                    -------------     -------------
         Total current liabilities                                                     83,168,934        58,788,065

NON-CURRENT DEFERRED INCOME TAXES                                                         517,000
DUE TO WINDMERE                                                                                           4,932,730
                                                                                    -------------     -------------

         Total Liabilities                                                             83,685,934        63,720,795

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
    2,000,000 shares, no shares issued
  Common Stock, $.01 par value; authorized, 20,000,000 shares; shares issued and outstanding:
    1998-13,099,644; 1997-13,029,144                                                      130,996           130,291
  Unrealized gains on securities available for sale                                                       1,337,250
  Additional paid-in capital                                                           53,480,678        53,035,981
  Less note receivable from stock issuance                                            (10,847,620)      (10,847,620)
  Retained earnings (Deficit)                                                          14,947,312        (5,034,099)
                                                                                    -------------     -------------
         Total stockholders' equity                                                    57,711,366        38,621,803
                                                                                    -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 141,397,300     $ 102,342,598
                                                                                    =============     =============


                 See Notes to Consolidated Financial Statements.

                          SALTON/MAXIM HOUSEWARES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996



                                                    1998               1997               1996
                                                    ----               ----               ----

Net sales                                       $ 305,598,750     $ 182,806,323     $ 99,202,415

Cost of goods sold                                179,375,466       121,590,232       66,923,141

Distribution expenses                              12,327,187         7,808,631        5,856,477
                                                -------------     -------------     ------------


Gross profit                                      113,896,097        53,407,460       26,422,797

Selling, general and administrative expenses       84,216,473        42,944,341       21,342,872
                                                -------------     -------------     ------------


Operating income                                   29,679,624        10,463,119        5,079,925

Interest expense, net                              (5,333,109)       (4,063,197)      (3,934,325)

Costs associated with refinancing                  (1,132,814)

Realized gain on marketable securities              8,972,488
                                                -------------     -------------     ------------
Income before income taxes                         32,186,189         6,399,922        1,145,600

Income tax expense (benefit)                       12,204,778         2,000,764       (3,449,884)
                                                -------------     -------------     ------------


Net income                                      $  19,981,411     $   4,399,158     $  4,595,484
                                                =============     =============     ============



Weighted average common shares outstanding         13,062,465        12,840,279        6,508,572

Weighted average common and common
  equivalent shares outstanding                    13,506,263        13,082,254        6,628,236

Net income per common share: Basic              $        1.53     $        0.34     $       0.71

Net income per common share: Diluted            $        1.48     $        0.34     $       0.69



                 See Notes To Consolidated Financial Statements

                          SALTON/MAXIM HOUSEWARES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996


                                                       Unrealized
                                                        Gains on                      Less Note
                                                       Securities       Additional    Receivable       Retained         Total
                                             Common     Held for         Paid In      from sales       Earnings      Stockholders'
                                 Shares      Stock        Sale           Capital       of stock        (Deficit)        Equity
                              ----------    -------    ----------      -----------    ----------     -------------   -------------
BALANCE, July 1, 1995          6,508,572    $65,086                    $29,292,946                   $(14,028,741)   $ 15,329,291

  Net income for
    fiscal 1996                                                                                         4,595,484       4,595,484
                              ----------    -------                    -----------                   -----------      ----------

BALANCE, June 29, 1996         6,508,572     65,086                     29,292,946                     (9,433,257)    19,924,775

  Issuance of
    common stock               6,508,572     65,085                     23,650,352   $(10,847,620)                    12,867,817
  Issuance of warrants                                                      82,303                                        82,303
  Unrealized gains on
    securities available
    for sale                                           $1,337,250                                                      1,337,250
  Employee stock option
    shares exercised              12,000        120                         10,380                                        10,500
  Net income fiscal 1997                                                                                 4,399,158     4,399,158
                              ----------   --------    ----------      -----------   ------------     ------------   -----------

BALANCE, June 28, 1997        13,029,144    130,291     1,337,250       53,035,981    (10,847,620)     (5,034,099)    38,621,803

Issuance of
    common stock, net
    of issuance costs             25,000        250                        300,531                                       300,781
Sale of securities                                     (1,337,250)                                                    (1,337,250)
Stock option shares
    exercised                     45,500        455                        144,166                                       144,621
  Net income fiscal 1998                                                                                19,981,411    19,981,411
                              ----------   --------    ----------      -----------   ------------     ------------   -----------

BALANCE, June 27, 1998        13,099,644   $130,996                    $53,480,678   $(10,847,620)    $ 14,947,312   $57,711,366
                              ==========   ========    ==========      ===========   =============    ============   ===========






                 See Notes to Consolidated Financial Statements

                          SALTON/MAXIM HOUSEWARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996




                                                               1998              1997            1996
                                                               ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $ 19,981,411     $  4,399,158     $ 4,595,484
Adjustments to reconcile net income to net cash
  (used in) operating activities:
  Gain on sale of marketable securities                     (8,972,488)
  Deferred income taxes                                     (1,428,170)         822,332      (3,482,384)
  Depreciation and amortization                              4,300,647        3,136,060       2,195,510
Changes in assets and liabilities, net of acquisition:
  Accounts receivable                                      (17,578,175)      (9,776,051)     (2,395,175)
  Inventories                                              (34,537,287)     (13,679,836)     (8,847,133)
  Prepaid expenses and other current assets                    776,438       (1,783,056)       (892,342)
  Federal income tax refund                                  1,105,336       (1,105,336)
  Accounts payable                                           1,598,770        7,304,043       4,650,026
  Taxes payable                                              6,406,257           81,085          22,500
  Accrued expenses                                           3,245,180        1,635,729         582,921
                                                          ------------     ------------     -----------
         Net cash used in operating activities             (25,102,081)      (8,965,872)     (3,570,593)
                                                          ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (4,564,910)      (4,608,389)     (4,279,838)
  Proceeds from the sale of marketable securities           19,072,000
  Block acquisition and related payments                                     (1,739,280)
                                                          ------------     ------------     -----------
         Net cash provided by (used in) investing
        activities                                          14,507,090       (6,347,669)     (4,279,838)
                                                          ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit                12,497,848       13,881,848       6,234,938
  (Repayment) proceeds from subordinated debt
    and due to Windmere                                     (5,432,730)       4,515,731       2,670,955
  Offering costs associated with stock issue                                   (485,650)
  Common stock issued                                          445,402           10,500
  Payment for product line acquisitions                                                        (814,939)
  Financing costs                                            1,132,814                         (242,389)
                                                          ------------     ------------     -----------
         Net cash provided by financing activities           8,643,334       17,922,429       7,848,565
                                                          ------------     ------------     -----------
NET (DECREASE) INCREASE IN CASH                             (1,951,657)       2,608,888          (1,866)
CASH - Beginning of Year                                     2,612,871            3,983           5,849
                                                          ------------     ------------     -----------
CASH - End of Year                                        $    661,214     $  2,612,871     $     3,983
                                                          ============     ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                              $  5,893,266     $  3,939,322     $ 3,510,123
    Income taxes                                          $  5,798,521     $  1,697,500     $    10,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  During fiscal 1997, a long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.




                 See Notes to Consolidated Financial Statements.

                          SALTON/MAXIM HOUSEWARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Salton/Maxim Housewares, Inc.("SMHI") and its subsidiaries ("Salton" or the "Company") is a leading marketer of a broad range of kitchen and home appliances, personal and beauty care appliances and decorative quartz wall and alarm clocks under the brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R), Salton Time(R), White-Westinghouse(R) and Farberware(R). The Company also designs and markets a broad range of tabletop products, including china, crystal and glassware, under the brand names Block(R)China, Atlantis(R)Crystal and Gear.(R)

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SMHI and its subsidiaries, Home Creations Direct, Ltd. and Salton Hong Kong, Ltd. Salton Hong Kong, Ltd. is a foreign corporation which was organized under the laws of Hong Kong in fiscal year 1997. Intercompany balances and transactions are eliminated in consolidation.

         USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

         ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 each consisted of 52 weeks.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, not to exceed 5 years. For tax purposes, assets are depreciated using accelerated methods.

         INTANGIBLE ASSETS - Intangible assets, which are amortized over their estimated useful lives, consist of:

                                      USEFUL LIFE       JUNE 27,      JUNE 28,
                                      (IN YEARS)          1998          1997
                                     ------------     ----------    ----------

Goodwill                                 10-40        $2,116,773    $1,926,454
Financing and organization costs           2-5           109,231       171,778
Patents and trademarks                    5-20         2,918,996     2,781,774
                                                      ----------    ----------
Intangible assets, net                                $5,145,000    $4,880,006
                                                      ==========    ==========

         Accumulated amortization of intangible assets was $4,722,608 at June 27, 1998, and $3,770,866 at June 28, 1997.

         LONG-LIVED ASSETS - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

         REVENUE RECOGNITION - The Company recognizes revenues when goods are shipped to its customers.

         DISTRIBUTION EXPENSES - Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

         ADVERTISING - The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion by the retailer occurs.

         The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which direct customer response occurs.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share (SFAS
128) in fiscal 1998. Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method. All earnings per share data presented in these financial statements have been restated to conform with SFAS 128.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. During fiscal 1997, the investment in Windmere common stock was accounted for as "available for sale" and was carried at fair value. The stock was sold during fiscal 1998. See note 2 "Windmere Transaction."

         ACCOUNTING PRONOUNCEMENTS - The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share in Fiscal 1998. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," No. 132 (SFAS 132), "Employer's Disclosures about Pensions and other Post Retirement Benefits which Revises Current Disclosure Requirements for Employers' Pensions and other Retiree Benefits" and No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company has not assessed the effect that these new standards will have on its consolidated financial statements.

2.       WINDMERE TRANSACTION

         On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable July 11, 2001, bears interest at 8%, payable quarterly, and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the New York Stock Exchange. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option was exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 were exercised. Accordingly, Windmere exercised options to purchase 26,500 shares of Common Stock during 1998.

         During fiscal 1998 the Company sold 748,112 shares of Windmere's common stock, realizing a gain of $8,972,488.

         Subsequent to year-end the Company repurchased its common shares held by Windmere. See note 16 "Subsequent Events."

3.       BLOCK CHINA ACQUISITION

         On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company, in a transaction accounted for as a purchase. The Block China Division of the Company designs and markets tabletop products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $4.75. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on financial performance over a three-year period of the Division. The operating results of Block China before its acquisition by the Company are not material. During 1998, the Company paid $83,333 and issued 25,000 shares of common stock to Block China under the earn-out.

4.       REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT

     During the 1998 fiscal year, the Company increased its revolving line of credit (the "Facility") with a commercial lender (the "Lender") from $50,000,000 to $75,000,000. Borrowings under this Facility bore interest at 1% over the Lender's established prime rate, payable monthly, and included a provision which provided the Company with the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Facility had an expiration date of September 30, 2000. Under the terms of the Facility, the Company must pay fees and related expenses to the Lender upon early termination. Subsequent to year end, the Company entered into a new credit agreement (the "New Credit Agreement") with an investment banking firm described in note 16 "Subsequent Events." Accordingly, the Company accrued $1,132,814 in termination fees and related expenses.

         The Facility was secured by a first lien on substantially all the Company's assets. Credit availability was based on a formula related to trade accounts receivable, inventories and outstanding letters of credit and it contained restrictive financial covenants, the more significant of which required the Company to maintain specified ratios of total liabilities to net worth, minimum tangible net worth, and minimum earnings before interest, taxes, depreciation and amortization. Other covenants also limited the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricted the ability of the Company to pay dividends, and also required the Company to apply cash receipts to pay down borrowings under the Facility.

         Information regarding short-term borrowings under the Facility is:

                                                           JUNE 27,            JUNE 28,
                                                             1998                1997

Balance at end of fiscal period                            $50,475,078         $37,977,230
Interest rate at end of fiscal period                             9.43%               10.5%
Maximum amount outstanding at any month-end                $68,521,548         $43,632,702
Average amount outstanding                                 $56,374,193         $35,191,494
Weighted average interest rate during fiscal period               9.48%               10.5%
Outstanding letters of credit at end of fiscal period       $5,566,840          $2,915,815

5.       SUBORDINATED DEBT AND DUE TO WINDMERE

SUBORDINATED DEBT

         The Company had 10% subordinated notes payable aggregating $500,000. The notes were repaid in fiscal 1998.

WINDMERE TRANSACTIONS AND DUE TO WINDMERE

         The Company owed Windmere, including Durable Electrical Metal Factory, Ltd., a wholly owned subsidiary of Windmere ("Durable"), approximately $4,838,000 at June 27, 1998, primarily for trade accounts payable and interest.

         The Company had amounts due to Windmere, including Durable, of approximately $9,141,000, including notes payable of $4,932,730 at June 27, 1997. These amounts primarily represented working capital advances by Windmere to the Company to fund the development of the White-Westinghouse(R) and Farberware(R) product lines, as well as interest and trade accounts payable.

         The Company and Windmere entered into a Marketing Cooperation Agreement on July 11, 1996 (the "Marketing Cooperation Agreement"). Pursuant to this agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. Consequently, the Company entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere. The Letter Agreement provides that the Company will pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract. See note 16 "Subsequent Events."

6.       CAPITAL STOCK

         The Company has authorized 20,000,000 shares of $.01 par value common stock, at June 27, 1998 there were 13,099,644 shares issued and outstanding. As more fully described in Note 2 "Windmere Transaction" on July 11, 1996, Windmere purchased from the Company 6,508,572 newly issued shares of common stock which represented 50% of the outstanding shares of common stock of the Company. During fiscal 1998, Windmere exercised its option to buy 26,500 shares of Salton common stock.

         The Company has authorized 2,000,000 shares of $.01 par value preferred stock. At June 27, 1998, no shares of preferred stock were issued.

         Subsequent to year end, the Company repurchased the 6,535,072 shares of common stock issued to Windmere and issued 40,000 shares of preferred stock as described in note 16 "Subsequent Events."

7.       EARNINGS PER SHARE

(in thousands, except earnings per share)

                                     Year Ended           Year Ended            Year Ended
                                    June 27,1998         June 28,1997          June 29,1996
                                    ------------         ------------          ------------
Net Income*                         $     19,981         $      4,399          $      4,595

  Average common shares outstanding       13,062               12,840                 6,509
  Earnings per share-basic          $       1.53         $       0.34          $       0.71
  Dilutive stock options                     444                  242                   119
  Average common and common
    equivalent shares outstanding         13,506               13,082                 6,628
  Earnings per share-diluted        $       1.48         $       0.34          $       0.69

* Net income is the same for purposes of calculating basic and diluted EPS

         Options to purchase 141,440, 130,000 and 130,000 shares of common stock at prices of $12.25, $12.00 and $12.00 per share were outstanding at June 27, 1998, June 28, 1997 and June 29, 1996, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

8.  PROFIT SHARING PLAN

         The Company has a 401 (k) defined contribution plan that covers eligible employees. The employees are eligible for benefits upon completion of a specified number of years of service. Under the terms of the plan the company currently matches a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of a maximum of 6% of participants' eligible wages, as defined. The Company's matching contributions were approximately $97,000, $69,000, and $66,136 in 1998, 1997, and 1996,
respectively.

9.  STOCK OPTION PLANS

         In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:



         Net Income                                              1998           1997
                                                                 ----           ----
           As reported                                       $19,981,411     $4,399,158
           Pro forma                                         $18,940,500     $4,192,582

         Net income per common share: Basic
           As reported                                       $      1.53     $     0.34
           Pro forma                                         $      1.45     $     0.33

         Net income per common share: Diluted
           As reported                                       $      1.48     $     0.34
           Pro forma                                         $      1.40     $     0.32

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                       1998             1997
                                                       ----             ----
                  Dividend yield                       0.0%             0.0%
                  Expected volatility                 61.74%           65.96%
                  Risk-free interest rate              5.38%            6.11%
                  Expected life of options             7.42 years       7.92 years

         In addition, on July 11, 1996 Windmere was granted an option to purchase up to 485,000 shares of common stock at $4.83 per share. This option is exercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 are exercised. During fiscal 1998, Windmere exercised their option to purchase 26,500 shares of Salton common stock. Subsequent to year-end, the Company repurchased the remaining options. See note 16 "Subsequent Events." A summary of the

Company's fixed stock options for the fiscal years ended June 27, 1998 and June 28, 1997 is as follows:

                                                                1998                1997
                                                                ----                ----
                                                                 Weighted-               Weighted-
                                                       Shares     Average       Shares    Average
                                                        (000)  Exercise Price   (000)  Exercise Price
                                                       ------  --------------   ------ --------------
      Outstanding at beginning of year                    966  $         4.90      485   $    4.83
      Granted                                             206           10.82      493        4.88
      Exercised                                           (46)           3.11      (12)        .88
      Expired
      Forfeited
                                                       ------  --------------   ------   ---------
      Outstanding at end of year                        1,126  $         6.06      966   $    4.90
      Options exercisable at end
         of year                                        1,118  $         6.05      958   $    4.88
      Weighted-average fair value of
         options granted during the year                       $         8.14            $    4.54

         The following information summarizes the stock options outstanding at June 27, 1998:


                                 Options Outstanding            Options Exercisable
                                 -------------------            -------------------
                                       Weighted-
                                        Average     Weighted-           Weighted-
                                       Remaining    Average             Average
                               Shares Contractual   Exercise    Shares  Exercise
      Range of Exercise Prices (000)  Life (years)    Price     (000)    Price
      ------------------------ ------ ------------  ---------   ------  ---------
      $0.875 - $2.500            300       6.84       $2.12       300    $2.12
      $3.438 - $5.375            490       7.91        4.83       482     4.83
      $8.000 - $12.250           336       7.20       11.38       336    11.38
      ------------------------ ------ ------------  ---------   ------  ---------
      $0.875 - $12.250         1,126        N/A         N/A     1,118    $6.05


10.  RELATED PARTY TRANSACTIONS

         The Company purchased inventory from Durable of approximately $27,068,000, $23,511,000, and $3,200,000 in fiscal years ended June 27, 1998,
June 28, 1997, and June 29, 1996, respectively.

         The Company purchased inventory and paid commissions to Markpeak, Ltd., a Hong Kong company, of approximately $15,699,000 and $272,000 respectively in 1998, $7,815,000 and $432,000, respectively in 1997, and $10,233,000 and
$739,000, respectively in 1996. A director of the Company is the Managing Director of Markpeak, Ltd.

         The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $290,000, $241,000 and $160,000 in 1998, 1997 and 1996, respectively. A director of the Company was a co-founder of SDC. At June 27, 1998, the Company owed SDC approximately $38,000 for current commissions.

11.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $1,564,000, $1,183,000, and $665,000, for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively.

         The future minimum rental commitments as of June 27, 1998 were as follows:


Fiscal Year Ending
         1999                                            $2,666,095
         2000                                             2,075,056
         2001                                             1,938,911
         2002                                               915,798
         2003                                                36,400
         Thereafter                                         157,733
                                                         ----------
         Total                                           $7,789,993
                                                         ==========

         The Company has employment agreements with its three executive officers that are in effect until June 30, 2001. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate commitment for future salaries at June 30, 1998, excluding bonuses, was approximately $1,350,000.

         The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $20,266,000 in fiscal year 1998, $6,300,000 in fiscal year 1997 and $1,600,000 in fiscal year 1996.

12.  LEGAL PROCEEDINGS

         The Company, White Consolidated, and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation (now known as CBS Corporation ("CBS")) in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between CBS and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between CBS and White Consolidated in the 1970's and the parties' subsequent conduct. The action seeks, among other things, an injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. An adverse decision in the litigation could result in Salton being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply contract between Salton and Kmart Corporation described in note 13.

         The Company is a party to various other legal actions and proceedings incident to its normal business operations. Management believes that the outcome of such litigation will not have a material adverse effect on its financial condition or annual results of operations.

13.  SUPPLY CONTRACT AND MAJOR CUSTOMERS

         The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 19% and 16% of total net sales of the Company in fiscal years 1998 and 1997, respectively.

         The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 were 47%, 47% and 55% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 7%, 9%, and 15% of total net sales during the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively. Another customer accounted for 8%, 9%, and 13%, respectively, over the same fiscal years.

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


14.  INCOME TAXES

         Federal, state and foreign taxes were approximately as follows:

                                                       Fiscal Years Ended
                                    June 27,1998          June 28,1997           June 29,1996
                                    ------------          ------------           ------------
Federal
  Current                           $ 10,080,000       $       371,000           $     32,000
  Deferred                            (1,134,000)              822,000             (2,711,000)
State
  Current                              2,699,000               303,000
  Deferred                              (294,000)                                    (771,000)
Foreign
  Current                                854,000               505,000
  Deferred                          ------------       ---------------           ------------

Total                               $ 12,205,000       $     2,001,000           $ (3,450,000)
                                    ============       ===============           ============


         Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                                                                Fiscal Year Ended
                                                                                     June 27, 1998             June 28, 1997
                                                                                     -------------             -------------
Allowance for doubtful accounts                                                        $1,309,065                $  960,000
Depreciation and amortization                                                          (1,099,679)               (1,060,680)
Other deferred items, net                                                                 175,940                  (302,415)
Net operating loss carry-forwards                                                       1,764,253                 2,349,579
Inventory reserves and capitalization                                                   1,938,643                   713,568
Unrealized gains on securities available for sale                                          --                      (720,058)
                                                                                       ----------                ----------
Net deferred tax asset                                                                 $4,088,222                $1,939,994
                                                                                       ==========                ==========

         During 1996, the Company re-assessed the measurement of deferred tax assets based on available evidence and concluded that a valuation allowance was unnecessary. Accordingly, a valuation allowance of $3,463,066 was eliminated in the fourth quarter of fiscal 1996.

         The Company has net loss carry-forwards at June 27, 1998 expiring as follows:

         YEAR CARRY-FORWARD EXPIRES                           AMOUNT
         --------------------------                           ------

                       2008                               $1,273,000
                       2009                                2,665,000
                       2110                                   60,000
                       2111                                   45,000
                                                          ----------
                       Total                              $4,043,000
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

         A reconciliation of the statutory federal income tax rate to the effective rate was as follows:

                                                                      Fiscal Years Ended
                                                                      ------------------
                                                           June 27,        June 28,        June 29,
                                                             1998            1997            1996
                                                             ----            ----            ----
Statutory federal income tax rate                            35.0%           35.0%           35.0%
Effective state tax rate                                      4.9             4.8             4.8
Permanent differences                                         0.3             2.3
Effect of foreign tax rate                                   (2.1)           (8.8)
Utilization of operating loss carryforwards                                                 (34.6)
Change in valuation allowance                                                              (296.9)
Other                                                        (0.2)           (2.0)           (9.4)
                                                             ----            ----          ------
Effective income tax rate                                    37.9%           31.3%         (301.1)%
                                                             ====            ====          =======

         U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $854,000 at June 27, 1998.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                              First           Second             Third             Fourth
                                             Quarter          Quarter           Quarter            Quarter
                                             -------          -------           -------            -------
1998

Net sales                                    $65,773          $102,153          $68,099           $69,574
Gross profit                                  24,797            35,029           26,159            27,911
Net income                                     4,124             5,448            2,778             7,631
Earnings per share: Basic                       0.32              0.42             0.21              0.58
Earnings per share: Diluted                     0.31              0.40             0.21              0.56

1997

Net sales                                    $34,862           $58,837          $41,690           $47,417
Gross profit                                   9,689            18,027           12,582            13,109
Net income (loss)                              1,129             3,977             (677)              (30)
Earnings (loss) per share:Basic                 0.09              0.31            (0.05)            (0.00)
Earnings (loss) per share: Diluted              0.09              0.30            (0.05)            (0.00)


16.  SUBSEQUENT EVENTS

THE NEW CREDIT AGREEMENT

         The Company entered into the New Credit Agreement dated as of July 27, 1998 with an investment banking firm. This agreement provides for $215.0 million in senior secured credit facilities consisting of a Tranche A $90.0 million term loan, a $75.0 million Delayed Draw Term Loan, and a five year $50.0 million senior secured revolving credit facility maturing on July 27, 2003. In addition, the New Credit Agreement allows the Company to undertake a subordinated notes offering of up to $125 million. Proceeds of the offering, if undertaken, would be required to be used to repay the Tranche A $90 million term loan, amounts outstanding, if any, under the Delayed Draw Term Loan and amounts outstanding under the senior secured Revolving Credit Facility, respectively, up to a total of $115 million. Any excess amount would be available as cash to the Company. On July 28, 1998, the Company borrowed the Tranche A term loan in order to complete the repurchase subsequently described in this note.

         The Company's borrowings under the New Credit Agreement are at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization. At July 28, 1998, the base rate plus applicable margin was 9.6% and the eurodollar rate plus applicable margin was 7.8%.

         The New Credit Agreement contains certain limitations restricting company activity and financial covenants, the most significant of which are, as defined, minimum interest coverages, fixed charge coverages and maximum total leverage.



         The Tranche A term loan matures in twenty consecutive installments commencing on September 30, 1998.

         The future maturities are:

                    1999                         $ 3,750,000
                    2000                           5,000,000
                    2001                          20,000,000
                    2002                          25,000,000
                    2003                          28,750,000
                    Thereafter                     7,500,000
                                                 -----------
                                                 $90,000,000
                                                 ===========

         The commitment for the Delayed Draw Term Loan expires on July 27, 1999. This loan, if drawn, matures in sixteen consecutive quarterly installments, commencing on September 30, 1999. Future installment payments would be made quarterly in accordance with the following table:

                     Installments    Principal Amount
                     ------------    ----------------

                     1 through 4        $ 2,500,000
                     5 through 12         5,000,000
                    13 through 16         6,250,000



         In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 50% of the defined annual excess cash flow of the Company, 100% of the net proceeds of any sale or disposition of certain assets, and 100% of the net proceeds of the incurrence of certain indebtedness. All such amounts are first applied to the prepayment of outstanding term loans and secondly to the reduction of the Revolving Credit Facility.

THE PREFERRED STOCK

         On July 28, 1998, Salton also issued $40 million of convertible preferred stock to a private investment firm in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is generally non-dividend bearing and is convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock.

         In connection with the convertible preferred stock issuance, two individuals representing the private investment firm were appointed to serve on the Company's Board of Directors.

THE REPURCHASE

         On July 28, 1998, the Company repurchased (the "Repurchase") 6,535,072 shares of Salton common stock owned by Windmere pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Repurchase was $12 per share in cash plus a $15 million subordinated promissory note. The note, which has a term of six and one-half years and bears interest at 4% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. The principal amount of the note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

         The Company (i) paid the cash portion of the purchase price for the Repurchase, (ii) refinanced the Facility described in note 4 and (iii) paid certain related fees and expenses in connection with the Repurchase with the net proceeds from the Convertible Preferred Stock Issuance and borrowings of $90 million under the Tranche A term loan.


         In connection with the Repurchase: (i) Windmere repaid in full its promissory note in the principal amount of $10,847,620, that was issued to Salton in July, 1996; (ii) Salton repurchased for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of Salton, that was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including an agreement relating to Salton's supply agreement with Kmart, subject to certain modifications.

         Effective upon the closing of the Repurchase, each of the persons who had been designated by Windmere to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

THE TOASTMASTER TRANSACTION

         On August 26, 1998, the Company entered into a definitive merger agreement ("Agreement") for the acquisition of Toastmaster Inc. The Agreement provides for Toastmaster Inc. shareholders to receive $7.00 per share in cash, for a total purchase price, including related costs, of approximately $60.0 million. The Company intends to finance the transaction through available credit facilities.

         The transaction is expected to close in the last calendar quarter of 1998, and is subject to, among other things, the approval of the holders of 66 2/3 % of the outstanding shares of Toastmaster Inc. common stock.

                                      *****

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

         (A)(1)   FINANCIAL STATEMENTS

         The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                                         PAGE
                                                                                         ----
         Independent Auditors'
Report                                                                                     34
         Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997                 35
         Consolidated Statements of Earnings for the Years Ended
              June 27, 1998, June 28, 1997 and June 29, 1996                               36
         Consolidated Statements of Stockholders' Equity for the Years Ended
              June 27, 1998, June 28, 1997 and June 29, 1996                               37
         Consolidated Statements of Cash Flows for the Years Ended June 27, 1998,
              June 28, 1997 and June 29, 1996                                              38
         Notes to the Consolidated Financial Statements                                    39


         (A)(2) FINANCIAL STATEMENTS SCHEDULES

     The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                                                          PAGE
                                                                                          ----

         Schedule VIII-Valuation and Qualifying Accounts                                   55

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)(3) EXHIBITS

     See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(B) REPORTS ON FORM 8-K

    (i) Current Report on Form 8-K dated May 6, 1998 reporting under Item 5, Other Events, the Company's entering into the Windmere Stock Agreement.

    (ii) Current Report on Form 8-K dated June 26, 1998 reporting under Item 5, Other Events, the Company's giving of written notice to Windmere of its intention to consumate the Stock Repurchase (iii)

    (iii) Current Report on Form 8-K dated July 2, 1998 reporting under Item 5, Other Events, the Company's obtaining a commitment letter from Lehman Brothers, Inc. for a senior secured credit facility of up to $215 million.

    (iv) Current Report on Form 8-K dated July 15, 1998 reporting under Item 5, Other Events, the Company's entering into the Preferred Stock Agreement.

    (v) Current Report on Form 8-K dated July 28, 1998 reporting under Item 5, Other Events, the consummation of the Stock Repurchase.

    (vi) Current Report on Form 8-K dated August 26, 1998 reporting under Item 5, Other Events, the Company's entering into a definitive merger agreement to acquire Toastmaster.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of September, 1998.


                                           SALTON/MAXIM HOUSEWARES, INC.


                                           By:  /s/  Leonhard Dreimann
                                                     Leonhard Dreimann
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 21, 1998:


SIGNATURE
---------


/s/      Leonhard Dreimann       Chief Executive Officer and Director
         Leonhard Dreimann       (Principal Executive Officer)


/s/      William B. Rue          President, Chief Operating Officer,
         William B. Rue          Treasurer, Chief Financial Officer (Principal
                                 Accounting and Financial Officer) and Director

/s/      David Sabin             Director
         David C. Sabin

/s/      Frank Devine            Director
         Frank Devine

/s/      Bert Doornmalen         Director
         Bert Doornmalen

/s/      Robert A. Bergmannn     Director
         Robert A. Bergmann

/s/      Bruce G. Pollack        Director
         Bruce G. Pollack

     The following page contains the Financial Statement Schedules as specified by Item 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP thereon appears at page 34 of this Form 10-K.

                          SALTON/MAXIM HOUSEWARES, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JUNE 27, 1998

                                                              CHARGED TO
                                                BEGINNING     COSTS AND                                ENDING
                                                 BALANCE      EXPENSES             DEDUCTIONS          BALANCE
                                                ---------    -----------          ------------       ----------
YEAR ENDED JUNE 29, 1996:
     Allowance for returns,
         allowances and doubtful accounts      $1,900,000     $ 9,770,000          $(9,770,000)       $1,900,000
YEAR ENDED JUNE 28, 1997:
     Allowance for returns,
         allowances and doubtful accounts      $1,900,000     $15,244,000          $(14,744,000)      $2,400,000
YEAR ENDED JUNE 27, 1998:
     Allowance for returns,
         allowances and doubtful accounts      $2,400,000     $21,572,000          $(21,152,000)      $3,000,000

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

    2.1 Agreement and Plan of Merger, dated August 26, 1998, among the Registrant, Columbia Acquisition Corp. and Toastmaster Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 26, 1998.

    2.2 Shareholders Agreement, dated August 26, 1998, between the Registrant and certain shareholders of Toastmaster. Incorporated by reference to the Registant's Current Report on Form 8-K dated August 26, 1998.

    3.1 Amended and Restated Certificate of Incorporation of Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

    3.2 By-laws of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

    3.3 Certificate of Designation for the Series A Convertible Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.

    4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

    10.1 Salton/Maxim Housewares, Inc. Stock Option Plan. Incorporated by reference to the Registrant's Registration Statement on form S-1 (Registration No. 33-42097).

    10.2 Stockholders Agreement, dated August 6, 1991, by and among the Registrant, Braddock Financial Corporation, Financo Investors Fund, L.P., and Mesirow Private Equity, Inc. (successor to Mesirow Venture Capital, Inc.) as the authorized representative of Mesirow Capital Partners III, Mesirow Capital Partners IV, Mesirow Capital Partners V and Allied Investment Corporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

    10.3 Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

    10.4 Stock Registration Rights Agreement, dated as of August 6, 1991, by and between the Registrant, Braddock Financial Corporation, Financo Investors Fund, L.P., Mesirow Capital Partners II, Mesirow Capital Partners IV, Mesirow Capital Partners V and Allied Investment Corporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).


    10.5          Salton/Maxim Housewares, Inc. 1995 Employee Stock Option Plan.
                  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.

    10.6 Salton/Maxim Housewares, Inc. Non-Employee Directors Stock Option Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.

    10.7 Asset Purchase Agreement dated July 1, 1996 by and among the Registrant, Block China Corporation and Robert C. Block Incorporated by reference from the Company's Current Report on Form 8-K dated July 1, 1996.

    10.8 License Agreement dated as of February 1, 1996 by and between White Consolidated Industries Inc. and the Registrant. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.

    10.9 License Agreement dated as of May 21, 1996 by and between White Consolidated Industries Inc. and the Registrant. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.

    10.10 Purchase, Distribution and Marketing Agreement dated as of January 27, 1997 between the Registrant and Kmart Corporation. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.

    10.11 Employment Agreement dated as of December 19, 1997 between the Registrant and Leonhard Dreimann.

    10.12 Employment Agreement dated as of December 19, 1997 between the Registant and David C. Sabin.

    10.13 Employment Agreement dated as of December 19, 1997 between the Registrant and William B. Rue.

    10.14 Stock Agreement, dated as of May 6, 1998, by and between the Registrant, Windmere-Durable Holdings, Inc. and the Salton Executive Related Parties (as defined therein). Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 6, 1998.

    10.15 Note, dated July 27, 1998, issued by the Registrant to Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.

    10.16 Agreement dated July 27, 1998, between the Registrant to Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.

    10.17 Credit Agreement dated July 27, 1998 among the Registrant, the several lenders from time to time parties thereto, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent, and Lehman Commercial Paper Inc., as administrative agent. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.

    10.18 Stock Purchase Agreement dated July 15, 1998 by and among the Registrant and Centre Capital Investors III, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors, L.P., The State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 15, 1998.

    10.19 Registration Rights Agreement dated July 15, 1998 by and among the Registrant and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., The State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.

    21.1          Subsidiaries of the Company.

    27.1          Financial Data Schedule-- December 31, 1997