Form 10-K/A
period 1998-06-27
SALTON MAXIM HOUSEWARES INC
filed 1998-10-21
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934
      For The Fiscal Year Ended June 27, 1998 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934
      For The Transition Period From _____ to _____

      Commission File number 0-19557

                          SALTON/MAXIM HOUSEWARES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        36-3777824
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                         Identification Number)

     MOUNT PROSPECT, ILLINOIS                                   60056
---------------------------------------                      ----------
(Address of principal executive offices                      (Zip Code)


                                 (847) 803-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         The undersigned registrant hereby amends its Form 10-K for the fiscal year ended June 27, 1998, as follows:

         PART III, Items 10-13 are hereby amended as follows:


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Board of Directors is divided into three classes, having three-year terms that expire in successive years. The Board is comprised of three Class I Directors (David C. Sabin, William B. Rue and Robert A. Bergmann), two Class II Directors (Bert Doornmalen and Bruce G. Pollack) and two Class III Directors (Leonhard Dreimann and Frank Devine).

NAME                          Age       Position with the Company           Director Since
----                          ---       -------------------------           --------------
CLASS III DIRECTORS:

Leonhard Dreimann             50        Chief Executive Officer and              1988
                                        Director

Frank Devine                  54        Director                                 1994

CLASS I DIRECTORS:

David C. Sabin                49        Chairman of the Board of                 1988
                                        Directors

William B. Rue                51        President, Chief Operating               1998
                                        Officer and Director

Robert A. Bergmann            32        Director                                 1998

CLASS II DIRECTORS:

Bert Doornmalen               54        Director                                 1994

Bruce G. Pollack              39        Director                                 1998


CLASS III DIRECTORS

         LEONHARD DREIMANN has served as Chief Executive Officer and a director of the Company since its inception in August 1988 and is a founder of the Company. From 1988 to July 1998, Mr. Driemann served as President of the Company. From 1987 to 1988, Mr. Dreimann served as president of the Company's predecessor Salton, Inc., a wholly-owned subsidiary of SEVKO, Inc. Prior to 1987, Mr. Dreimann served as managing director of Salton Australia Pty. Ltd., a distributor of Salton brand kitchen appliances. From 1988 to December 1993, Mr. Dreimann served as an officer and a director of Glacier Holdings, Inc., a publicly-held company, and as a director of its wholly-owned subsidiary Glacier Water Systems, Inc. from 1987 to December 1993. Glacier Water developed, manufactured and marketed an in-home water filtration system. From 1989 to December

1993, Mr. Dreimann served as an officer and a director of Salton Time. During 1994, Glacier Holdings and its subsidiaries ceased operations and were liquidated.

         FRANK DEVINE has been a director of the Company since December 1994. Mr. Devine serves as a business consultant for various entities. He has founded or co-founded Bachmann-Devine, Incorporated, a venture capital firm, American Home, Inc., an importer of hand-loomed rugs and decorative accessories, World Wide Digital Vaulting, Inc., an on-line digital data storage company and Shapiro, Devine & Craparo, Inc., a household goods manufacturers representation company serving the retail industry. Mr. Devine also serves on the board of directors of these companies.

CLASS I DIRECTORS

         DAVID C. SABIN has served as Chairman of the Company since September 1991 and has served as Secretary and a director of the Company since its inception in August 1988 and is a founder of the Company. Mr. Sabin served as the president and a director of Glacier Holdings from December 1988 through May 1994 and as a director of Salton Time Inc., a wholly-owned subsidiary of Glacier Holdings, since 1989. Salton Time was an importer and distributor of quartz wall and alarm clocks. From 1991 through May 1994, Mr. Sabin was an officer and a director of Stylemaster, Inc., a wholly-owned subsidiary of Glacier Holdings, which was engaged in the manufacture and distribution of plastic housewares articles. Stylemaster, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in March 1994. During 1994, Glacier Holdings and its subsidiaries ceased operations and were liquidated.

         WILLIAM B. RUE has been a director of the Company since August 1998. Mr. Rue has served as President of the Company since August 1998, as Chief Operating Officer of the Company since December, 1994 and as Chief Financial Officer and Treasurer of the Company since September, 1988. From 1985 to 1988, he was Treasurer of SEVKO, Inc. and from 1982 to 1984 he was Vice President-Finance of Detroit Tool Industries Corporation. Prior to that time, Mr. Rue had been employed since 1974 by the accounting firm of Touche Ross & Co.

         ROBERT A. BERGMANN has been a director of the Company since August 1998. Mr. Bergmann has been a Principal of Centre Partners Management LLC since 1995. From 1989 to 1991 and from 1993 to 1995, Mr. Bergmann was an Associate of Centre Partners L.P. Mr. Bergmann serves as a director of Music Holdings Corp., Rembrandt Photo Services and a number of other private corporations.

CLASS II DIRECTORS

         BERT DOORNMALEN has been a Director of the Company since July 1994. Mr. Doornmalen has been the Managing Director of Markpeak Ltd., a Hong Kong company which represents the Company in the purchase and inspection of products in the Far East, since 1981.

         BRUCE G. POLLACK has been a Director of the Company since August 1998. Mr. Pollack has been a Managing Director of Centre Partners Management LLC since 1995. Mr. Pollack is also a Partner of Centre Partners L.P. which he joined in 1991. Mr. Pollack serves as a director of Music Holdings Corp., KIK Corp. Holdings Inc., Rembrandt Photo Services, Johnny Rockets Group, Inc. and a number of other private corporations.

SECTION 16 REPORTING

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the forms furnished to the Company and other information, we believe that all of these reporting persons complied with their filing requirement for fiscal 1998.


ITEM 11.                     EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table shows the total compensation received by the Company's Chief Executive Officer and its other executive officers for each of the fiscal years ending June 27, 1998, June 28, 1997 and June 29, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                             ----------------------------------
                                            ANNUAL COMPENSATION                        AWARDS          PAYOUTS
                             --------------------------------------------    ------------------------  -------
                                                                OTHER        RESTRICTED
                                                                ANNUAL         STOCK       OPTIONS/     LTPP        ALL OTHER
        NAME AND                      SALARY       BONUS     COMPENSATION     AWARD(S)       SARS      PAYOUTS     COMPENSATION
   PRINCIPAL POSITION        YEAR        $           $          ($)(1)          ($)          (#)         ($)           ($)
   ------------------        ----     -------     -------    ------------    ----------    ---------   -------     -------------
Leonhard Dreimann.......     1998     350,000     191,552      55,364           --         47,147(3)    --            --
  (Chief Executive           1997     282,000     150,000      54,000           --               --     --            --
   Officer)                  1996     200,000      15,000      55,000           --         70,000(2)    --            --


David C. Sabin..........     1998     350,000     191,552      11,087           --         47,147(3)    --            --
  (Chairman and              1997     251,000     150,000      17,000           --               --     --            --
  Secretary)                 1996     150,000      15,000      20,000           --         70,000(2)    --            --


William B. Rue..........     1998     240,000     142,296      11,453           --         47,146(3)    --            --
  (President, Chief          1997     192,000      50,000      17,000           --               --     --            --
  Operating Officer and      1996     150,000      15,000      25,000           --         70,000(2)    --            --
  Chief Financial Officer)


[CAPTION]
----------------

(1) Consists primarily of reimbursement for costs associated with use and maintenance of an automobile.

(2) Options were awarded on October 26, 1995 under the Company's 1995 Employee Stock Option Plan at an exercise price equal to the fair market value of the Common Stock on the date of grant ($2.50).

(3) Options were awarded on May 6, 1998 under the Company's 1995 Employee Stock Option Plan at an exercise price equal to the fair market value of the Common Stock on the date of grant ($12.25).

         The following table sets forth certain information concerning options granted to the named executive officers during the fiscal year ended June 27, 1998. No options were awarded to the named executive officers during the fiscal year ended June 28, 1997.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
                               -----------------

                                                                                              POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF       PERCENT OF                                         ASSUMED ANNUAL RATES OF
                            SECURITIES      TOTAL OPTIONS     EXERCISE                        STOCK PRICE APPRECIATION FOR
                            UNDERLYING       GRANTED TO       OR BASE                                 OPTION TERM
                              OPTIONS       EMPLOYEES IN       PRICE        EXPIRATION               ------------
          NAME              GRANTED(1)       FISCAL YEAR      ($/SHARE)       DATE                  5%                 10%
          ----              ----------      -------------     ---------      ------                 --                 ---
Leonhard Dreimann.........    47,147            24.3%           12.25        5/06/08               $363,220          $920,465
David C. Sabin ...........    47,146            24.3%           12.25        5/06/08                363,220           920,465
William B. Rue ...........    47,146            24.3%           12.25        5/06/08                363,213           920,445


------------

(1)      Options vest 33% on each anniversary of December 19, 1997.


         The following table sets forth certain information with respect to the unexercised options to purchase the Common Stock held by the named executive officers at June 27, 1998. None of the named executive officers exercised any stock options during the fiscal year ended June 27, 1998.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES


                                                                                                   VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED             IN-THE-MONEY OPTIONS/SARS AT
                                                           OPTIONS/SARS AT FY-END (#)                 FY-END ($)(1)
                                                         ------------------------------       -------------------------------
                        NAME                             EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
                        ----                             -----------      -------------       -----------       -------------
Leonhard Dreimann...................................         140,000          47,147            $  857,500          $53,040
David C. Sabin......................................          70,000          47,147               761,250           53,040
William B. Rue......................................         120,000          47,146             1,163,750           53,039


-----------

(1) Based on the fair market value of the Common Stock on June 26, 1998 ($13.375 per share) less the option exercise price.


EMPLOYMENT AGREEMENTS

         David C. Sabin (Chairman of the Board), Leonhard Driemann (Chief Executive Officer), and William B. Rue (President, Chief Operating Officer and Chief Financial Officer), have each entered into employment agreements (the "Employment Agreements"), effective as of December 19, 1997, which provide for their continued employment in their present capacities with the Company through December 31, 2001.

         Messrs. Sabin and Driemann are entitled to an annual salary at the rate of $425,000 through June 30, 1998 and $500,000 thereafter. Mr. Rue is entitled to an annual salary at the rate of $285,000 through June 30, 1998 and $350,000 thereafter. In addition, commencing with calendar year 1998, each of the executives is entitled to an annual bonus each calendar year ranging from 25% of his base salary (if the Company achieves threshold performance goals) to 100% of his salary (if the Company achieves target performance goals) to 125% of his salary (if the Company achieves maximum performance goals).

         Under the terms of the Employment Agreements, if the executive is terminated without cause or resigns with good reason, he is entitled to receive a lump-sum payment equal to his salary for the remainder of the term, plus the bonuses he would have received if the Company achieved target performance goals for the remainder of the term and other benefits which he would have been entitled to for the remainder of the term. The termination of employment by the executive during the 30-day period immediately following the one-year anniversary of a change of control constitutes good reason under the executive's Employment Agreement. In addition, if the executive voluntarily terminates his employment within two years after a change of control of the Company, he is entitled to receive a lump sum payment equal to his salary and other benefits for the remainder of the term. The termination without cause of the executive or resignation for good reason by the executive constitutes good reason for the other the executives to resign under the Employment Agreements.

         Each Employment Agreement provides for the granting of 126,358 options to purchase shares of Common Stock to the executive (63,179 options with an exercise price equal to the closing price of the Common Stock on the Nasdaq National Market on December 18, 1998 and 63,179 options with an exercise price equal to the closing price of the Common Stock on the Nasdaq National Market on December 17, 1999). Upon a change of control prior to the granting of such options, each executive may elect to receive in lieu of the exercise of such options a lump sum payment equal to (1) the difference between (x) the average of the closing price of the Common Stock on the Nasdaq National Market for the five trading days immediately preceding the change of control and (y) $15.25, multiplied by (2) the number of shares of the Common Stock subject to such options.


ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of October 15, 1998 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock,
(ii) each of the directors and executive officers of the Company and (iii) all executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned by the persons and group named below assumes the exercise of all currently exercisable options and the conversion of all shares of Series A Preferred Stock held by such persons and group, and the percentage shown assumes the exercise of such options and the conversion of such shares and assumes that no options held by others are exercised.

                                                                                   NUMBER OF             PERCENTAGE
                                                                                     SHARES               OF SHARES
                                                                                  BENEFICIALLY          BENEFICIALLY
NAME OF BENEFICIAL HOLDER                                                           OWNED(1)                OWNED
-------------------------                                                         ------------          ------------
Centre Partners Group(2)...................................................          2,566,641               28.8%
Mr. Leonhard Dreimann(3)...................................................            830,233                9.0
Mr. William B. Rue(3)......................................................            623,902                6.9
Mr. David C. Sabin(4)......................................................            338,676                3.8
Mr. Frank Devine(5)........................................................             31,000                 *
Mr. Bert Doornmalen(5).....................................................             16,000                 *
Mr. Robert A. Bergmann.....................................................                  0                 *
Mr. Bruce G. Pollack(2)....................................................                  0                 *
All Directors and executive officers as a group (7 persons)(6).............          1,215,909               13.1%

----------

 *  Less than 1%.

(1) Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficially owned shares include shares subject to options exercisable within 60 days of October 15, 1998.

(2) Consists of an aggregate of 213,700 shares of Common Stock and 40,000 shares of Series A Preferred Stock: (i) 65,777 shares of Common Stock and 12,312 shares of Series A Preferred Stock owned of record by Centre Capital Investors II, L.P. ("Investors II"), (ii) 21,401 shares of Common Stock and 4,006 shares of Series A Preferred Stock owned of record by Centre Capital Tax-Exempt Investors II, L.P. ("Tax-Exempt II"), (iii) 14,312 shares of Common Stock and 2,679 shares of Series A Preferred Stock owned of record by Centre Capital Offshore Investors II, L.P. ("Offshore II"), (iv) 1,010 shares of Common Stock and 189 of Series A Preferred Stock shares owned of record by Centre Parallel Management Partners, L.P. ("Parallel"), (v) 11,311 shares of Common Stock and 2,117 shares of Series A Preferred Stock owned of record by Centre Partners Coinvestment, L.P. ("Coinvestment") and
     (vi) 99,889 shares of Common Stock and 18,697 shares of Series A Preferred Stock owned of record of the State Board of Administration of Florida (the "Florida Board"). As of October 15, 1998, the 40,000 shares of Series A Preferred Stock were convertible into 2,352,941 shares of the Common Stock. Investors II, Tax-Exempt II and Offshore II are limited partnerships, of which the general partner of each is Centre Partners II, L.P. ("Partners II"), and of which Centre Partners Management LLC ("Centre Management") is an attorney-in-fact. Parallel and Coinvestment are also limited partnerships. In its capacity as manager of certain investments for the Florida Board pursuant to a management agreement, Centre Management is an attorney-in-fact of Parallel. Centre Partners II LLC is the ultimate general partner of each of Investors II, Tax-Exempt II, Offshore II, Parallel and Coinvestment. Bruce G. Pollack is Managing Director of Centre Management and Centre Partners II LLC and as such may be deemed to beneficially own and share the power to vote or dispose of the Common Stock and Series A Preferred Stock held by Investors II, Tax-Exempt II, Offshore II, Parallel, Coinvestment and the Florida Board. Mr. Pollack disclaims the beneficial ownership of such Common Stock and Series A Preferred Stock. The foregoing is based upon information contained in a Schedule 13D/A dated September 16, 1998 filed with the Securities and Exchange Commission.

(3) Includes, with respect to Mr. Dreimann and Mr. Rue: (i) 463,580 shares owned by Dominator Investors Group, a Hong Kong corporation ("Dominator"), which is owned 71.9% by Mr. Dreimann and 18.1% by Mr. Rue; and (ii) 140,000 shares and 120,000 shares, respectively, of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(4) Includes 70,000 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options. Also includes (i) 179,676 shares owned by Duquesne Financial Corporation ("Duquesne"), a corporation which is owned by Susan Sabin, and (ii) 89,000 shares owned by Susan Sabin. Susan Sabin is David Sabin's wife. Mr. Sabin disclaims beneficial ownership of all shares owned by Duquesne and Susan Sabin.

(5) Includes, with respect to each of Messrs. Doornmalen and Devine, 16,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(6) Includes an aggregate of 362,000 shares which may be acquired by Directors and officers of the Company upon the exercise of immediately exercisable options. See footnotes 3 through 5 above.

         The addresses of the persons shown in the table above who are beneficial owners of more than five percent of the Company's Common Stock are as follows: Centre Partners Management LLC, 30 Rockefeller Plaza, Suite 5050, New York, New York 10020; and Messrs. Dreimann, Rue and Sabin, 550 Business Center Drive, Mount Prospect, Illinois 60056.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 11, 1996, Windmere-Durable Holdings, Inc. ("Windmere-Durable") purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of the Common Stock on February 27, 1996 after giving effect to the Purchase. As consideration for the Purchase, Windmere-Durable paid the Company: (1) $3,254,286 in cash, as described below; (2) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Windmere Note"); and (3) 748,112 shares of Windmere-Durable's common stock. The cash portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere-Durable had made to the Company in April 1996. Windmere-Durable was also granted an option to purchase up to 485,000 shares of the Common Stock at an exercise price of $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

         In connection with the Purchase, the Company and Windmere-Durable entered into a Marketing Cooperation Agreement. The Company and Windmere-Durable agreed in the Marketing Cooperation Agreement that until Windmere-Durable's interest in the Company is less than 30% for at least ten consecutive days, they will participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party.

         In connection with the Marketing Corporation Agreement, the Company entered into a letter agreement dated April 30, 1997 with Windmere-Durable. The letter agreement provides that the Company pay to Windmere-Durable a fee based upon the Company's net sales less specified costs and expenses relating to the Company's supply agreement with Kmart in consideration of Windmere's guarantee of the Company's obligations under the supply agreement. The Company had amounts due to Windmere-Durable, including its subsidiary Durable Electrical Metal Factory, Ltd., of approximately $4.8 million at June 27, 1998. The Company purchased inventory from Durable of $27.1 million in fiscal 1998 and $23.5 million in fiscal 1997.

         On July 28, 1998, the Company repurchased (the "Stock Repurchase") the 6,535,072 shares of the Common Stock owned by Windmere-Durable. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by the Company for product purchases from Windmere-Durable and its affiliates during the term of the note. The principal amount of the Junior Subordinated
Note is also subject to reduction in the event the Company's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (1) Windmere effectively repaid in full the Windmere Note in the principal amount of approximately $10.8 million, which note was issued to the Company in July, 1996; (2) the Company repurchased for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of the Company, which option was granted to Windmere-Durable in July, 1996; and (3) Windmere-Durable and the Company agreed to continue various commercial and other arrangements, including the fee agreement relating to the Company's supply agreement with Kmart, subject to certain modifications.

         On July 28, 1998, the Company also issued $40.0 million of Series A Preferred Stock to affiliates of Centre Partners Management LLC ("Centre Partners") in connection with a Stock Purchase Agreement dated July 15, 1998 (the "Preferred Stock Agreement"). The Series A Preferred Stock is generally non-dividend bearing and is currently convertible into 2,352,941 shares of Common Stock (reflecting a $17 per share conversion price). Centre Partners is a private investment firm that manages the commitments and assets of Centre Capital Investors II, L.P. and related entities.

         In connection with the issuance of the Series A Preferred Stock, the Company paid Centre Partners a $500,000 transaction fee. The Preferred Stock Agreement provides that Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of the Company and one director as long as it and its affiliates own at least 7.5% of the total voting power of the Company. Centre Partners has designated Robert A. Bergmann and Bruce G. Pollack to serve as directors of the Company. The affiliates of Centre Partners and the Company also entered into a Registration Rights Agreement which grants such affiliates certain demand and piggyback registration rights with respect to their shares of Series A Preferred Stock and shares of the Common Stock which are issuable upon conversion thereof.

         Mr. Bert Doornmalen, a director of the Company, is the Managing Director of Markpeak, Ltd., a Hong Kong company. The Company recorded inventory purchases with Markpeak, Ltd. of $15.7 million in fiscal 1998 and $7.8 million in fiscal 1997. The Company paid commissions to Markpeak of $273,000 in fiscal 1998 and $432,000 in fiscal 1997.

         Mr. Frank M. Devine, a director of the Company, is a co-founder of the firm Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm. The firm represents many major manufacturers of household products (including the Company) to the retail industry. The Company recorded commissions with SDC of approximately $290,000 in fiscal 1998 and $241,000 in fiscal 1997. As of June 27, 1998, the Company owed SDC $38,000 for current charges.

         The Company believes that each of the above transactions were on terms which were no less favorable to the Company than would have been available in similar transactions with unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undesigned thereunto duly authorized on the 20th day of October, 1998.

                                              SALTON/MAXIM HOUSEWARES, INC.


                                              By: /s/ LEONHARD DREIMANN
                                                  ------------------------------
                                                  Leonhard Dreimann
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 20, 1998:


SIGNATURE
/s/ LEONHARD DREIMANN                                Chief Executive Officer and Director
-------------------------------------                (Principal Executive Officer)
Leonhard Dreimann


/s/ WILLIAM B. RUE                                   President, Chief Operating Officer, Treasurer
-------------------------------------                and Chief Financial Officer (Principal
William B. Rue                                       Accounting and Financial Officer) and Director


/s/ DAVID C. SABIN                                   Director
-------------------------------------
David C. Sabin


/s/ FRANK DEVINE                                     Director
-------------------------------------
Frank Devine


/s/ BERT DOORNMALEN                                  Director
-------------------------------------
Bert Doornmalen


-------------------------------------                Director
Robert A. Bergmann


-------------------------------------                Director
Bruce G. Pollack

                                      -10-