Form 10-Q
period 1998-09-26
SALTON MAXIM HOUSEWARES INC
filed 1998-11-10
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

    COMMISSION FILE NUMBER 0-19557

                          SALTON/MAXIM HOUSEWARES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     36-3777824
     (State of other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                    Identification Number)

        550 BUSINESS CENTER DRIVE
        MOUNT PROSPECT, ILLINOIS                                60056
     (Address of principal executive                         (Zip Code)
               offices)

                                 (847) 803-4600
              (Registrant's telephone number, including area code)

                                       N/A

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

                              Yes X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 26, 1998 - 6,568,802 shares of its $.01 par value Common Stock.

                          SALTON/MAXIM HOUSEWARES, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 26, 1998

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I                  FINANCIAL INFORMATION

         Item 1:        Consolidated Financial Statements

                        Consolidated Balance Sheets-September 26, 1998
                        (Unaudited) and June 27, 1998                                        3

                        Consolidated Statements of Earnings (Unaudited)
                        Thirteen weeks ended
                        September 26, 1998 and
                        September 27, 1997                                                   4

                        Consolidated Statements of Cash Flows (Unaudited)
                        Thirteen weeks ended
                        September 26, 1998 and
                        September 27, 1997                                                   5

                        Notes to Consolidated Financial
                        Statements (Unaudited)                                               6

         Item 2:        Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                                           10

PART II                 OTHER INFORMATION

         Item 1:        Legal Proceedings                                                   14

         Item 6:        Exhibits and Reports on Form 8-K                                    14

Signature                                                                                   16

                          SALTON/MAXIM HOUSEWARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            (UNAUDITED)
ASSETS                                                                                       SEPT 26,          JUNE 27,
                                                                                               1998              1998
                                                                                               ----              ----
CURRENT ASSETS:
   Cash                                                                                       $   1,017         $    661
   Accounts receivable, net of allowances                                                        65,708           43,225
   Inventories                                                                                   93,151           76,505
   Prepaid expenses and other current assets                                                      2,668            2,941
   Deferred tax assets                                                                            4,213            4,605
                                                                                               --------         --------
      TOTAL CURRENT ASSETS                                                                      166,757          127,937
PROPERTY, PLANT AND EQUIPMENT:
   Molds and tooling                                                                             17,102           16,787
   Warehouse equipment                                                                              481              453
   Office furniture and equipment                                                                 5,571            5,342
                                                                                               --------         --------
                                                                                                 23,154           22,582
   Less accumulated depreciation                                                                (15,180)         (14,266)
                                                                                               --------         --------
                                                                                                  7,974            8,315

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                                      8,797            5,145
                                                                                                -------          -------
TOTAL ASSETS                                                                                   $183,528         $141,397
                                                                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                            $ 21,787         $ 18,960
   Accrued expenses                                                                               7,330            7,235
   Income taxes payable                                                                           9,360            6,499
   Revolving line of credit                                                                      20,000           50,475
   Current portion - Long-term debt                                                               5,000
                                                                                               --------        ---------
      TOTAL CURRENT LIABILITIES                                                                  63,477           83,169

NON-CURRENT DEFERRED TAX LIABILITY                                                                  567              517
LONG-TERM DEBT                                                                                   85,000
NOTE PAYABLE                                                                                      8,907
                                                                                               --------        ---------

      TOTAL LIABILITIES                                                                         157,951           83,686
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued
   Common stock, $.01 par value; authorized,
   20,000,000 shares; issued and outstanding,
   1999-6,568,802 shares, 1998-13,072,144 shares                                                    131              131
   Treasury Stock                                                                               (90,804)
   Additional paid-in capital                                                                    90,484           53,481
   Less Note Receivable - Windmere                                                                               (10,848)
   Retained Earnings                                                                             25,766           14,947
                                                                                               --------         --------
      TOTAL STOCKHOLDERS' EQUITY                                                                 25,577           57,711
                                                                                               --------         --------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                            $183,528         $141,397
                                                                                               ========         ========

                          SALTON/MAXIM HOUSEWARES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                                                   13 WEEKS ENDED
                                                                                                   --------------
                                                                                               09/26/98          09/27/97
                                                                                               --------          --------
NET SALES                                                                                      $104,388          $65,773
Cost of goods sold                                                                               55,004           38,697
Distribution expenses                                                                             3,609            2,279
                                                                                                -------          -------
GROSS PROFIT                                                                                     45,775           24,797
Selling, general and administrative expenses                                                     27,780           16,977
                                                                                                -------          -------
OPERATING INCOME                                                                                 17,995            7,820
Interest expense                                                                                  2,399            1,263
                                                                                                -------          -------
INCOME BEFORE INCOME TAXES                                                                       15,596            6,557
Income taxes                                                                                      4,777            2,433
                                                                                                -------          -------
Net income                                                                                     $ 10,819          $ 4,124
                                                                                               ========          =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    8,794,014       13,029,144

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                                             10,680,269       13,446,461

NET INCOME PER COMMON SHARE : BASIC                                                           $  1.23            $  0.32

NET INCOME PER COMMON SHARE : DILUTED                                                         $  1.01            $  0.31

                          SALTON/MAXIM HOUSEWARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    13 WEEKS ENDED
                                                                                                    --------------
                                                                                               09/26/98          09/27/97
                                                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                                                 $ 10,819        $   4,124
   Adjustments to reconcile net income
      to net cash used in operating activities:
           Changes in deferred taxes                                                                442              330
           Depreciation and amortization                                                          1,244              888
           Purchase reduction of note payable
                  and other non-cash items                                                         (251)
           Changes in assets and liabilities:
               Accounts receivable                                                              (22,483)         (23,907)
               Inventories                                                                      (16,646)         (15,903)
               Prepaid expenses and other
                  current assets                                                                    273           (2,015)
               Accounts payable                                                                   2,827            2,859
               Taxes payable                                                                      2,861            1,105
               Accrued expenses                                                                      95            2,458
                                                                                                -------          -------
                  NET CASH USED IN OPERATING ACTIVITIES                                         (20,819)         (30,061)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (589)            (884)
                                                                                                --------          -------
               NET CASH USED IN INVESTING ACTIVITIES                                               (589)            (884)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment) proceeds from revolving line of credit                                           (30,475)          32,467
   Proceeds from long-term debt                                                                  90,000
   Repayment of subordinated debt and due to Windmere                                                             (3,796)
   Costs associated with refinancing                                                             (3,966)
   Common stock issuance                                                                              2
   Preferred stock issuance                                                                      40,000
   Purchase of treasury stock                                                                   (70,799)
   Costs associated with preferred stock issuance                                                (2,998)
                                                                                               --------         --------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                         21,764           28,671
NET INCREASE (DECREASE) IN CASH                                                                $    356         $ (2,274)
Cash, beginning of period                                                                           661            2,613
                                                                                               --------         --------
Cash, end of period                                                                            $  1,017         $    339
                                                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                                    $    610         $  1,408
   Income taxes                                                                                $  1,474         $    193


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   In the quarter ended September 26,1998, the Company repurchased 6,535,072 shares of the Company's common stock from Windmere-Durable Holdings Inc.("Windmere") for a total purchase price of $90,804,024. The purchase price included the issuance of a six and one-half year $15,000,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,095,715 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,847,620.

                          SALTON/MAXIM HOUSEWARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The consolidated financial statements have been prepared from the Company's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton/Maxim Housewares, Inc. 1998 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

         Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method for options and warrants and the if-converted method for convertible securities.

3.       EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. For the 13 weeks ended September 27, 1997 components of other comprehensive income include holding gains arising from available for sale securities, net of tax.

                                                  13 WEEKS ENDED
                                                  --------------
         (DOLLARS IN THOUSANDS)            09/26/98          09/27/97
                                           --------          --------

         Net income                        $ 10,819          $ 4,124

         Other comprehensive income                            2,517
                                           --------          -------
                                           $ 10,819          $ 6,641
                                           ========          =======

         In February 1998 the Financial Accounting Standards Board issued Financial Accounting Standards," No. 132 (SFAS 132), "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This statement is effective for fiscal years beginning after 12/15/97 and will change disclosure requirements for Pensions and other Post-Retirement Benefits. The Company will be required to comply with the provisions of this statement in fiscal 1999. The effect of this new statement will be limited to the form and content of disclosures.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after 6/15/99 and will change disclosure requirements for Derivative Instruments and Hedging Activities. The Company will be required to comply with the provisions of this statement in fiscal 1999. The Company has not assessed the effect that this new standard will have on its consolidated financial statements and/or disclosures.

4.       EVENTS OF THE QUARTER ENDED SEPTEMBER 26, 1998.

         On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During the first quarter of fiscal 1999, the Company purchased approximately $13.9 million of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") in full its promissory note (the "Windmere Note") in the principal amount of approximately $10.8 million, that was issued to Salton in July, 1996; (ii) Salton repurchased (the "Option Repurchase") for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of Salton that was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

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

         On August 26, 1998, the Company entered into a definitive merger agreement to acquire Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R). If the pending Toastmaster Acquisition is consummated, Salton will pay Toastmaster shareholders $7.00 per share in cash, or a total purchase price of approximately $53.6 million. Salton will also assume Toastmaster's debt, which was approximately $52.2 million on September 30, 1998.

         The consummation of the pending Toastmaster Acquisition is subject to the satisfaction or waiver of certain conditions, including expiration or termination of the Hart-Scott-Rodino Act waiting period and the approval of the holders of 66 2/3% of the outstanding shares of Toastmaster common stock. The Company currently expects the pending Toastmaster Acquisition to be completed during the second or third quarter of fiscal 1999. There can be no assurance as to if or when the pending Toastmaster Acquisition will be completed, or that it will be completed on the terms described herein.

         In November 1996, White Consolidated Industries, Inc. ("WCI") filed suit for injunctive relief and damages against Westinghouse Electric Corporation (now known as CBS Corporation ("CBS") in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses of the Westinghouse(TM) name for use on lighting products, fans and electrical accessories for use in the home violates WCI's rights to the Westinghouse(TM) name and constitutes a breach of the agreements under which CBS's predecessor sold WCI its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming WCI, Windmere, Salton, Newtech and certain other parties as defendants. The two actions have now been consolidated in the Pennsylvania court (the "Trademark Litigation"). A trial date of June 21, 1999 has been set by the court. CBS seeks an injunction prohibiting the Company, Newtech and WCI from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and WCI, and unspecified damages and attorneys' fees. An adverse decision in the Trademark Litigation could result in the Company being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply agreement between the Company and Kmart.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997.

         Net sales in the quarter ended September 26, 1998 ("first quarter of fiscal 1999") were $104.4 million, an increase of approximately $38.6 million or 58.7%, compared to net sales of $65.8 million in the quarter ended September 27, 1997("first quarter of fiscal 1998"). This increase is primarily attributable to increased sales of the George Foreman Grills(R), White-Westinghouse(R) sales under the Kmart program, sales of the Juiceman(R) juice extractors, and Farberware(R) products. Net sales of White-Westinghouse(R) products to Kmart approximated 14% of net sales in the first quarter of fiscal 1999 compared to 16% of net sales in the same period in fiscal 1998.

         Gross profit in the first quarter of fiscal 1999 was $45.8 million or 43.9% of net sales as compared to $24.8 million or 37.7% in the same period in fiscal 1998. Cost of goods sold during the first quarter of fiscal 1999 decreased to 52.7% of net sales compared to 58.8% in the same period in fiscal 1998. Distribution expenses were $3.6 million or 3.5% of net sales in the first quarter of fiscal 1999 compared to $2.3 million or 3.5% of net sales in the same period in fiscal 1998. Gross profit and costs of goods sold in the first quarter of fiscal 1999 as a percentage of net sales were improved primarily due to lower costs on certain products of the Company and due to a more favorable mix of sales in their respective channels of distribution when compared to the same period in fiscal 1998.

         Selling, general and administrative expenses increased to $27.8 million or 26.6% of net sales in the first quarter of fiscal 1999 compared to $17.0 million or 25.8% of net sales for the same period in fiscal 1998. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $19.0 million or 18.2% of net sales in the first quarter of fiscal 1999 when compared to $11.1 million or 16.9% of net sales in the same period in fiscal 1998. The remaining selling, general and administrative costs were $8.8 million or 8.4% of net sales in the first quarter of fiscal 1999 compared to $5.9 million or 8.9% of net sales in the same period in fiscal 1998. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

         As a result of the foregoing, operating income increased by $10.2 million or 130.8%, to $18.0 million in the first quarter of fiscal 1999 from $7.8 million in the same period in fiscal 1998. Operating income as a percentage of net sales increased to 17.2% in the first quarter of fiscal 1999 from 11.9% in the same period of fiscal 1998.

         Net interest expense was approximately $2.4 million for the first quarter of fiscal 1999 compared to $1.3 million for the same period in fiscal 1998. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 7.8% in the first quarter of fiscal 1999 compared to 8.5% in the same period in fiscal 1998. The average amount outstanding under the Company's New Credit Facility was $70.5 million for the first quarter of fiscal 1999 compared to $56.1 million for the same period in fiscal 1998. This increase was used to complete the Stock

Repurchase, refinance the Company's Old Credit Facility with a commercial lender ("Old Credit Facility") and to finance higher net sales and a seasonal build in accounts receivable and inventory.

         The Company had income before income taxes of $15.6 million in the first quarter of fiscal 1999 compared to income before income taxes of $6.6 million in the same period in fiscal 1998. The Company had income tax expense of $4.8 million in the first quarter of fiscal 1999 as compared to income tax expense of $2.4 million in the same period in fiscal 1998. Net income was $10.8 million in the first quarter of fiscal 1999 compared to net income of $4.1 million in the same period in fiscal 1998. Basic earnings per common share were $1.23 per share on weighted average common shares outstanding of 8,794,014 in the first quarter of fiscal 1999 compared to earnings of $0.32 per share on weighted average common shares outstanding of 13,029,144 in the same period in fiscal 1998. Diluted earnings per common share were $1.01 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 10,680,269 in the first quarter of fiscal 1999 compared to earnings of $0.31 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,446,461 in the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 1999, the Company used net cash of $20.8 million in operating activities and $589,000 in investing activities. This resulted primarily from the growth in sales in the period and higher levels of inventory and receivables, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $21.8 million. This resulted primarily from the issuance of preferred stock of $40.0 million, proceeds from the Tranche A Term Loan of $90.0 million under the New Credit Facility, draws of $20.0 million under the revolving line of credit, reduced by the refinancing of the Old Credit Facility of $50.5, the purchase of treasury stock of $70.8 million, the payment of costs associated with refinancing of $3.9 million and the payment of certain costs associated with the issuance of preferred stock of $3.0 million.

         On July 28, 1998, Salton entered into the New Credit Agreement. The Company used the borrowings of $90.0 million under the Tranche A Term Loan and the net proceeds from the Convertible Preferred Stock Issuance to (i) pay the cash portion of the purchase price for the Stock Repurchase in an amount equal to approximately $70.8 million (this amount is net of approximately $10.8 million due and owing by Windmere to Salton under the Windmere Note, which note was cancelled at the closing of the Stock Repurchase), (ii) refinance all outstanding indebtedness under the Old Credit Agreement in an amount equal to approximately $51.7 million and (iii) pay fees and expenses relating to the Recapitalization. At September 26, 1998, the Company had approximately $90.0 million outstanding under the Tranche A Term Loan and $20.0 million under the Revolving Credit Facility and had the ability to borrow up to an additional $105.0 million including the $75.0 million Delayed Draw Term Loan. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-Summer to Fall.

         In connection with the Toastmaster Acquisition, Salton has agreed to pay Toastmaster shareholders $7.00 per share in cash, or a total purchase price of approximately $53.6 million. Salton will also assume Toastmaster's debt, which was approximately $52.2 million on September 30, 1998, in connection with the Toastmaster Acquisition. Salton expects to fund this commitment through a combination of borrowings under additional debt and/or one or more classes or series of the Company's equity securities. The incurrence of additional indebtedness would have an adverse effect upon Salton's reported net income and cash flow, and the issuance of equity securities could have a dilutive effect on Salton's then outstanding common stock. There can be no assurance as to the terms under which the Company can raise additional funds from future debt or equity issuances.

         The New Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the New Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

         The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the New Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster if the Toastmaster Acquisition is consumated, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings and other factors both referenced and not referenced in the Company's filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

YEAR 2000 ISSUES

          Many computer and other software and hardware systems currently are not, or will or may not be, able to read, calculate or output correctly using dates after 1999, and such systems will require significant modifications in order to be "year 2000 compliant." This issue may have a material adverse affect on the Company's business, financial condition and results of operations because its computer and other systems are integral to the Company's activities and because the Company will have to divert financial resources and personnel to address this issue.

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

          Year 2000 compliance may also adversely affect the Company's business, financial condition and results of operations indirectly by causing complications of, or otherwise affecting, the operations of any one or more of its suppliers and customers. The Company is contacting its significant suppliers and customers in an attempt to identify any potential year 2000 compliance issues with them. The Company is currently unable to anticipate the magnitude of the operational or financial impact of year 2000 compliance issues with its suppliers and customers.

          The Company incurred approximately $765,000 through fiscal 1998 and expects to incur approximately $135,000 through fiscal 1999 to resolve and test the Company's year 2000 compliance issues. All expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than acquisitions of new software or hardware, which will be capitalized.

                           PART II: OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS

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

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

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



                                            SALTON/MAXIM HOUSEWARES, INC.

Date: October 27, 1998                      /s/WILLIAM B. RUE
                                            William B. Rue
                                            President and
                                            Chief Operating Officer
                                            (Duly Authorized Officer
                                            of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION OF DOCUMENT
--------------                    -----------------------

     27                           Financial Data Schedule