Form 10-Q
period 1998-12-26
SALTON MAXIM HOUSEWARES INC
filed 1999-02-09
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998 OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM __________ TO __________

        COMMISSION FILE NUMBER 0-19557

                                  SALTON, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           36-3777824
            --------                                           ----------
 (State of other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                          Identification Number)

    550 BUSINESS CENTER DRIVE
    MOUNT PROSPECT, ILLINOIS                                      60056
 (Address of principal executive                               (Zip Code)
            offices)

                                 (847) 803-4600
              (Registrant's telephone number, including area code)

                          SALTON/MAXIM HOUSEWARES INC.

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

                                    Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 1999 6,601,752 shares of its $.01 par value Common Stock.

                                  SALTON, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 26, 1998

                                      INDEX



                                                                                       PAGE NO.
                                                                                       --------

PART I                     FINANCIAL INFORMATION

            Item 1:        Consolidated Financial Statements

                           Consolidated Balance Sheets-December 26, 1998
                           (Unaudited) and June 27, 1998                                  3

                           Consolidated Statements of Earnings (Unaudited)
                           Thirteen weeks ended
                           December 26, 1998 and
                           December 27, 1997
                           And Twenty-six weeks ended
                           December 26, 1998 and
                           December 27, 1997                                              4

                           Consolidated Statements of Cash Flows (Unaudited)
                           Twenty-six weeks ended
                           December 26, 1998 and
                           December 27, 1997                                              5

                           Notes to Consolidated Financial
                           Statements (Unaudited)                                         6

            Item 2:        Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                                     10

PART II                    OTHER INFORMATION

            Item 1:        Legal Proceedings                                             15

            Item 6:        Exhibits and Reports on Form 8-K                              15

Signature                                                                                17


                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                             (UNAUDITED)
                                                            DECEMBER 26,        JUNE 27,
ASSETS                                                          1998              1998
                                                                ----              ----

CURRENT ASSETS:
   Cash                                                     $  11,856         $    661
   Accounts receivable, net of allowances                      82,813           43,225
   Inventories                                                 81,254           76,505
   Prepaid expenses and other current assets                    3,433            2,941
   Deferred tax assets                                          4,713            4,605
                                                            ---------         --------
      TOTAL CURRENT ASSETS                                    184,069          127,937
PROPERTY, PLANT AND EQUIPMENT:
   Molds and tooling                                           17,369           16,787
   Warehouse equipment                                            522              453
   Office furniture and equipment                               5,642            5,341
                                                            ---------         --------
                                                               23,533           22,581
   Less accumulated depreciation                              (16,093)         (14,266)
                                                            ---------         --------
                                                                7,440            8,315
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                   12,626            5,145
                                                            ---------         --------
   TOTAL ASSETS                                              $204,135         $141,397
                                                            =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $  18,316         $ 18,960
   Accrued expenses                                             7,882            7,235
   Income taxes payable                                         6,003            6,499
   Revolving line of credit                                                     50,475
                                                            ---------         --------
      TOTAL CURRENT LIABILITIES                                32,201           83,169

NON-CURRENT DEFERRED TAX LIABILITY                                467              517
SENIOR SUBORDINATED DEBT                                      125,000
JUNIOR SUBORDINATED NOTE PAYABLE                                9,169
                                                            ---------         --------

      TOTAL LIABILITIES                                       166,837           83,686

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued
   Common stock, $.01 par value; authorized,
   20,000,000 shares; issued and outstanding,
   1999-6,575,997 shares, 1998-13,099,644 shares                  131              131
   Treasury Stock - at cost                                   (90,804)
   Additional paid-in capital                                  90,522           53,481
   Less Note Receivable - Windmere                                             (10,848)
   Retained Earnings                                           37,449           14,947
                                                            ---------         --------
      TOTAL STOCKHOLDERS' EQUITY                               37,298           57,711
                                                            ---------         --------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 204,135         $141,397
                                                            =========         ========


See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)




                                                      13 WEEKS ENDED                 26 WEEKS ENDED
                                                      --------------                 --------------
                                               12/26/98           12/27/97      12/26/98        12/27/97
                                               --------           --------      --------        --------
NET SALES                                      $142,684          $102,153        $247,072         $167,926
Cost of goods sold                               84,338            63,610         139,342          102,307
Distribution expenses                             4,956             3,514           8,565            5,793
                                               --------          --------        --------         --------

GROSS PROFIT                                     53,390            35,029          99,165           59,826

Selling, general and
  administrative expenses                        31,969            24,567          59,749           41,544
                                               --------          --------        --------         --------

OPERATING INCOME                                 21,421            10,462          39,416           18,282

Interest expense                                  2,411             1,699           4,810            2,962
                                               --------          --------        --------         --------

INCOME BEFORE INCOME TAXES                       19,010             8,763          34,606           15,320

Income taxes                                      7,328             3,315          12,105            5,748
                                               --------          --------        --------         --------

NET INCOME                                     $ 11,682          $  5,448        $ 22,501         $  9,572
                                               ========          ========        ========         ========



WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         6,570,098        13,475,146       7,682,056       13,075,682


WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING              9,356,695        13,533,520      10,041,113       13,475,146


NET INCOME PER COMMON SHARE : BASIC            $   1.78          $   0.40         $  2.93          $  0.73


NET INCOME PER COMMON SHARE : DILUTED          $   1.25          $   0.40         $  2.24          $  0.71





                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                    26 WEEKS ENDED
                                                                    --------------
                                                              12/26/98          12/27/97
                                                              --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                  $ 22,501        $   9,572
   Adjustments to reconcile net income
      to net cash used in operating activities:
           Changes in deferred taxes                                (158)             481
           Depreciation and amortization                           2,309            1,886
           Purchase reduction of note payable
               and other noncash items                                12
      Changes in assets and liabilities:
           Accounts receivable                                   (39,588)         (32,313)
           Inventories                                            (4,749)          (6,120)
           Federal income tax refundable                                            1,105
           Prepaid expenses and other current assets                (493)            (170)
           Accounts payable                                         (644)           7,589
           Taxes payable                                            (496)
           Accrued expenses                                          647            3,658
                                                               ---------         --------
               NET CASH USED IN OPERATING ACTIVITIES             (20,659)         (14,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (970)          (3,380)
                                                               ---------         --------
               NET CASH USED IN INVESTING ACTIVITIES                (970)          (3,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                   90,000
   Preferred stock issuance                                       40,000
   (Repayment)proceeds from revolving line of credit             (50,475)          19,246
   Purchase of treasury stock                                    (70,799)
   Costs associated with preferred stock issuance                 (2,999)
   Proceeds from subordinated notes                              125,000
   Repayment of long-term debt                                   (90,000)
   Costs associated with refinancing                              (7,943)
   Common stock issuance                                              40              142
   Repayment of subordinated debt and due to Windmere                              (3,796)
                                                               ---------         --------
               NET CASH PROVIDED BY FINANCING ACTIVITIES          32,824           15,592
                                                               ---------         --------
NET INCREASE (DECREASE) IN CASH                                $  11,195         $ (2,100)
Cash, beginning of period                                            661            2,613
                                                               ---------         --------
Cash, end of period                                            $  11,856         $    513
                                                               =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                    $   4,182        $   3,058
   Income taxes                                                $  12,601        $   1,473


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

See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The consolidated financial statements have been prepared from the Company's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 1998 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

3.       EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. For the 13 weeks ended and the 26 weeks ended December 26, 1998 and December 27, 1997 components of other comprehensive income(loss) include holding gains(losses) arising from available for sale securities, net of tax.


                                     13 WEEKS ENDED       26 WEEKS ENDED
                                     --------------       --------------
         (DOLLARS IN THOUSANDS)    12/26/98  12/27/97  12/26/98  12/27/97
                                   --------  --------  --------  --------

         Net income                $ 11,682  $ 5,448   $ 22,501  $  9,572

         Other comprehensive
         income(loss)                         (2,126)                 847
                                   --------  -------   --------  --------

                                   $ 11,682  $ 3,322   $ 22,501  $ 10,419
                                   ========  =======   ========  ========

         In June 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 131 (SFAS 131). "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, but does not need to be applied to interim financial information in the initial year of its application. This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The Company has not completed their assessment of the effect that this new standard will have on its consolidated financial statements and/or disclosures.

         In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 132 (SFAS 132), "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This statement is effective for fiscal years beginning after December 15, 1997 and will change disclosure requirements for Pensions and other Post-Retirement Benefits. The Company will be required to comply with the provisions of this statement in fiscal 1999. The effect of this new statement will be limited to the form and content of disclosures.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after 6/15/99 and will change disclosure requirements for Derivative Instruments and Hedging Activities. The Company will be required to comply with the provisions of this statement in fiscal 2000. The Company has not assessed the effect that this new standard will have on its consolidated financial statements and/or disclosures.

4.       EVENTS OF THE TWENTY-SIX WEEKS ENDED DECEMBER 26, 1998.

         On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During the first half of fiscal 1999 the Company reduced this debt and interest by approximately $659,000 for related purchases of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") in full its promissory note (the "Windmere Note") in the principal amount of approximately $10.8 million, that was issued to Salton in July, 1996; (ii) Salton repurchased for approximately $3.3 million Windmere's option (the "Option Repurchase") to purchase up to 458,500 shares of Salton that was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

         Salton entered into a credit agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). As further explained in Note 5 "Subsequent Events" the New Credit Agreement was amended and restated on January 7, 1999.

         On July 28, 1998, Salton issued $40.0 million of Series A Voting Convertible Preferred Stock of the Company (the "Convertible Preferred Stock") to affiliates of Centre Partners Management LLC ("Centre Partners"). The Convertible Preferred Stock is generally non-dividend bearing and is convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price).

         The Stock Repurchase, borrowings under the New Credit Agreement and the Convertible Preferred Stock Issuance are collectively referred to herein as the "Recapitalization."

         On December 16, 1998 the Company issued $125,000,000 of 10-3/4% Senior Subordinated Notes (the "Subordinated Notes") due 2005. Proceeds of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The Notes were issued pursuant to Rule 144A under the Securities act of 1933. On February 2, 1999 the Company registered the Subordinated Notes for resale under the Securities Act of 1933. The Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio.

5.       SUBSEQUENT EVENTS.

                  Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio.

         On August 26, 1998, the Company entered into a definitive merger agreement to acquire Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R). The Company completed this acquisition on January 7, 1999 and paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million with a lender was paid in connection with the acquisition. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. Subsequent to the acquisition date, Toastmaster, Inc., a Missouri Corporation, became a wholly owned subsidiary of Salton, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED DECEMBER 26, 1998 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 27, 1997.

         Net sales in the quarter ended December 26, 1998 ("second quarter of fiscal 1999") were $142.7 million, an increase of approximately $40.5 million or 39.7%, compared to net sales of $102.2 million in the quarter ended December 27, 1997("second quarter of fiscal 1998"). This increase is primarily attributable to increased sales of the George Foreman Grills(R), White-Westinghouse(R) sales under the Kmart program, and Farberware(R) products. Net sales of White-Westinghouse(R) products to Kmart approximated 14.6% of net sales in the second quarter of fiscal 1999 compared to 19.8% of net sales in the same period in fiscal 1998.

         Gross profit in the second quarter of fiscal 1999 was $53.4 million or 37.4% of net sales as compared to $35.0 million or 34.3% in the same period in fiscal 1998. Cost of goods sold during the second quarter of fiscal 1999 decreased to 59.1% of net sales compared to 62.3% in the same period in fiscal 1998. Distribution expenses were $5.0 million or 3.5% of net sales in the second quarter of fiscal 1999 compared to $3.5 million or 3.4% of net sales in the same period in fiscal 1998. Gross profit and costs of goods sold in the second quarter of fiscal 1999 as a percentage of net sales were improved primarily due to lower costs on certain products of the Company and due to a more favorable mix of sales in their respective channels of distribution when compared to the same period in fiscal 1998.

         Selling, general and administrative expenses increased to $32.0 million or 22.4% of net sales in the second quarter of fiscal 1999 compared to $24.6 million or 24.1% of net sales for the same period in fiscal 1998. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $23.5 million or 16.5% of net sales in the second quarter of fiscal 1999 when compared to $18.5 million or 18.2% of net sales in the same period in fiscal 1998. The remaining selling, general and administrative costs were $8.5 million or 5.9% of net sales in the second quarter of fiscal 1999 compared to $6.1 million or 5.9% of net sales in the same period in fiscal 1998. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

         As a result of the foregoing, operating income increased by $11.0 million or 104.8%, to $21.4 million in the second quarter of fiscal 1999 from $10.5 million in the same period in fiscal 1998. Operating income as a percentage of net sales increased to 15.0% in the second quarter of fiscal 1999 from 10.2% in the same period of fiscal 1998.

         Net interest expense was approximately $2.4 million for the second quarter of fiscal 1999 compared to $1.7 million for the same period in fiscal 1998. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 7.7% in the second quarter of fiscal 1999 compared to 10.0% in the same period in fiscal 1998. The average amount of debt outstanding was $117.9 million for the second quarter of fiscal 1999 compared to $64.5 million for the same period in fiscal 1998. This increase was used to complete the Recapitalization and to finance higher net sales and a seasonal build in accounts receivable and inventory.

         The Company had income before income taxes of $19.0 million in the second quarter of fiscal 1999 compared to income before income taxes of $8.8 million in the same period in fiscal 1998. The Company had income tax expense of $7.3 million in the first quarter of fiscal 1999 as compared to income tax expense of $3.3 million in the same period in fiscal 1998. Net income was $11.7 million in the second quarter of fiscal 1999 compared to net income of $5.4 million in the same period in fiscal 1998. Basic earnings per common share were $1.78 per share on weighted average common shares outstanding of 6,570,098 in the second quarter of fiscal 1999 compared to basic earnings of $0.40 per share on weighted average common shares outstanding of 13,475,146 in the same period in fiscal 1998. Diluted earnings per common share were $1.25 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 9,356,695 in the second quarter of fiscal 1999 compared to earnings of $0.40 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,533,520 in the same period in fiscal 1998.

         TWENTY-SIX WEEKS ENDED DECEMBER 26, 1998 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 27, 1997.

         Net sales in the first half ended December 26, 1998 ("first half of fiscal 1999") were $247.1 million, an increase of approximately $79.2 million or 47.1%, compared to net sales of $167.9 million in the corresponding period ended December 27, 1997("first half of fiscal 1998"). This increase is primarily attributable to increased sales of the George Foreman Grills(R), White-Westinghouse(R) sales under the Kmart program, and Farberware(R) products. Net sales of White-Westinghouse(R) products to Kmart approximated 14.5% of net sales in the first half of fiscal 1999 compared to 18.1% of net sales in the same period in fiscal 1998.

         Gross profit in the first half of fiscal 1999 was $99.2 million or 40.1% of net sales as compared to $59.8 million or 35.6% in the same period in fiscal 1998. Cost of goods sold during the first half of fiscal 1999 decreased to 56.4% of net sales compared to 60.9% in the same period in fiscal 1998. Distribution expenses were $8.6 million or 3.5% of net sales in the first half of fiscal 1999 compared to $5.8 million or 3.4% of net sales in the same period in fiscal 1998. Gross profit and costs of goods sold in the second quarter of fiscal 1999 as a percentage of net sales were improved primarily due to lower costs on certain products of the Company and due to a more favorable mix of sales in their respective channels of distribution when compared to the same period in fiscal 1998.

         Selling, general and administrative expenses increased to $59.8 million or 24.2% of net sales in the first half of fiscal 1999 compared to $41.5 million or 24.7% of net sales for the same period in fiscal 1998. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $42.5 million or 17.2% of net sales in the first half of fiscal 1999 when compared to $29.6 million or 17.6% of net sales in the same period in fiscal 1998. The remaining selling, general and administrative costs were $17.3 million or 7.0% of net sales in the first half of fiscal 1999 compared to $11.9 million or 7.1% of net sales in the same period in fiscal 1998. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

         As a result of the foregoing, operating income increased by $21.1 million or 115.6%, to $39.4 million in the first half of fiscal 1999 from $18.3 million in the same period in fiscal 1998. Operating income as a percentage of net sales increased to 16.0% in the first half of fiscal 1999 from 10.9% in the same period of fiscal 1998.

         Net interest expense was approximately $4.8 million for the first half of fiscal 1999 compared to $3.0 million for the same period in fiscal 1998. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 8.2% in the first half of fiscal 1999 compared to 9.5% in the same period in fiscal 1998. The average amounts outstanding, including all debt, was $108.2 million for the first half of fiscal 1999 compared to $60.3 million for the same period in fiscal 1998. This increase was used to complete the Recapitalization and to finance higher net sales and a seasonal build in accounts receivable and inventory.

         The Company had income before income taxes of $34.6 million in the first half of fiscal 1999 compared to income before income taxes of $15.3 million in the same period in fiscal 1998. The Company had income tax expense of $12.1 million in the first half of fiscal 1999 as compared to income tax expense of $5.7 million in the same period in fiscal 1998. Net income was $22.5 million in the first half of fiscal 1999 compared to net income of $9.6 million in the same period in fiscal 1998. Basic earnings per common share were $2.93 per share on weighted average common shares outstanding of 7,682,056 in the first half of fiscal 1999 compared to earnings of $0.73 per share on weighted average common shares outstanding of 13,075,682 in the same period in fiscal 1998. Diluted earnings per common share were $2.24 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 10,041,113 in the first half of fiscal 1999 compared to earnings of $0.71 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,475,146 in the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of fiscal 1999, the Company used net cash of $20.7 million in operating activities and $970,000 in investing activities. This usage was primarily for the growth in sales which resulted in investing in higher levels of inventory and receivables, as well as an increased investment in capital assets, primarily tooling. For the first half ended December 26, 1998 financing activities provided cash of $32.8 million primarily from the issuance of $125.0 million of Subordinated Notes, the issuance of the Convertible Preferred Stock of $40.0 million, offset by $70.8 million used for the Stock Repurchase, $50.5 million repayment of the revolving line of credit, and approximately $10.9 million in costs paid for the issuance of the Subordinated Notes, the New Credit Facility, the Amended Credit Facility, and the issuance of the Convertible Preferred Stock.

         On July 28, 1998, Salton entered into the New Credit Agreement. The Company used the borrowings of $90.0 million under the Tranche A Term Loan and the net proceeds from the Convertible Preferred Stock issuance to (i) pay the cash portion of the purchase price for the Stock Repurchase in an amount equal to approximately $70.8 million (this amount is net of approximately $10.8 million due and owing by Windmere to Salton under the Windmere Note, which note was cancelled at the closing of the Stock Repurchase), (ii) refinance all outstanding indebtedness under the Company's former credit agreement and (iii) pay fees and expenses relating to the Recapitalization.

         On December 16, 1998 the Company issued $125,000,000 of 10-3/4% Senior Subordinated Notes due 2005. Proceeds of the Notes were used to (i) repay the outstanding indebtedness under the Tranche A Term Loan of $90.0 million and $26.8 million under the New Credit Facility (ii) pay fees and expenses relating to the issuance of the Subordinated Notes and (iii) for working capital and general corporate purposes.

         Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities.

         In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio.

         On August 26, 1998, the Company entered into a definitive merger agreement to acquire Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R). The Company completed this acquisition on January 7, 1999 and paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million with a lender was paid in connection with the acquisition. The acquisition will be accounted for as a purchase; accordingly the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. Subsequent to the acquisition date, Toastmaster, Inc., a Missouri Corporation, became a wholly owned subsidiary of Salton, Inc.

         At January 7, 1999, the Company had $125.0 million outstanding under the Subordinated Notes and had the ability to borrow up to an additional $30.0 million under the Revolving Credit Facility. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-Summer to Fall.

         The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. The Company's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Amended Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet the Company's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

FORWARD LOOKInG STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings and other factors both referenced and not referenced in the Company's filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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

          The Company has reviewed its computer and other hardware and software systems and has been upgrading those systems that it has identified as not being year 2000 compliant. The existing systems will be upgraded either through modification or, as a contingency, replacement. The Company currently anticipates that it will complete testing of these upgrades by the end of fiscal 1999.

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



                                           SALTON, INC.

Date: February 8, 1999                     /s/WILLIAM B. RUE
                                           William B. Rue
                                           President and Chief Operating Officer
                                           (Duly Authorized Officer
                                           of the Registrant)

                                  EXHIBIT INDEX


EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------

    12                                      Ratio of Earnings to Fixed Charges
    27                                      Financial Data Schedule