Form 10-Q
period 1999-03-27
SALTON MAXIM HOUSEWARES INC
filed 1999-05-11
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999 OR

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

                                    Yes  X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 1999 6,620,022 shares of its $.01 par value Common Stock.

                                  SALTON, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 27, 1999

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------
PART I                     FINANCIAL INFORMATION

            Item 1:        Consolidated Financial Statements

                           Consolidated Balance Sheets-March 27, 1999
                           (Unaudited) and June 27, 1998                                      3

                           Consolidated Statements of Earnings (Unaudited)
                           Thirteen weeks ended
                           March 27, 1999 and
                           March 28, 1998
                           And Thirty-nine weeks ended
                           March 27, 1999 and
                           March 28, 1998                                                     4

                           Consolidated Statements of Cash Flows (Unaudited)
                           Thirty-nine weeks ended
                           March 27, 1999 and
                           March 28, 1998                                                     5

                           Notes to Consolidated Financial
                           Statements (Unaudited)                                             7

            Item 2:        Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                                         11

PART II                    OTHER INFORMATION

            Item 1:        Legal Proceedings                                                 17

            Item 6:        Exhibits and Reports on Form 8-K                                  17

Signature                                                                                    19


                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 (UNAUDITED)
                                                                                   MARCH 27,    JUNE 27,
ASSETS                                                                               1999        1998
                                                                                  ---------    ---------
CURRENT ASSETS:
   Cash                                                                           $  19,823    $     661
   Accounts receivable, net of allowances                                            89,886       43,225
   Inventories                                                                      120,178       76,505
   Prepaid expenses and other current assets                                          5,203        2,941
   Income Tax Receivable                                                              3,217
   Deferred tax assets                                                                4,313        4,605
                                                                                  ---------    ---------
      TOTAL CURRENT ASSETS                                                          242,620      127,937
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                 928
   Buildings                                                                          4,682
   Molds and tooling                                                                 23,571       16,787
   Warehouse equipment and machinery                                                  5,571          453
   Office furniture and equipment                                                     5,632        5,341
                                                                                  ---------    ---------
                                                                                     40,384       22,581
   Less accumulated depreciation                                                    (17,881)     (14,266)
                                                                                  ---------    ---------
                                                                                     22,503        8,315
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                         50,652        5,145
                                                                                  ---------    ---------
   TOTAL ASSETS                                                                   $ 315,775    $ 141,397
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt                                $  34,293    $  50,475
   Accounts payable                                                                  25,938       18,960
   Accrued expenses                                                                  22,242        7,235
   Income taxes payable                                                               6,902        6,499
                                                                                  ---------    ---------
      TOTAL CURRENT LIABILITIES                                                      89,375       83,169

LONG TERM DEBT                                                                      169,500
NOTES PAYABLE                                                                        13,021
NON-CURRENT DEFERRED TAX LIABILITY                                                    1,213          517
                                                                                  ---------    ---------
   TOTAL LIABILITIES                                                                273,109       83,686

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued Common
   stock, $.01 par value; authorized, 20,000,000
   shares; issued and outstanding,
   1999-6,618,942 shares,1998-13,099,644 shares                                         131          131
   Treasury Stock - at cost                                                         (90,804)
   Additional paid-in capital                                                        90,730       53,481
   Less Notes Receivable                                                                         (10,848)
   Accumulated other comprehensive income                                                 7
   Retained Earnings                                                                 42,602       14,947
                                                                                  ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                                     42,666       57,711
                                                                                  ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $ 315,775    $ 141,397
                                                                                  =========    =========


                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                              13 WEEKS ENDED                  39 WEEKS ENDED
                                                                        ----------------------------    ---------------------------
                                                                          3/27/99          3/28/98         3/27/99        3/28/98
                                                                        ------------    ------------    ------------   ------------
NET SALES                                                               $    124,340    $     68,099    $    371,412   $    236,025
Cost of goods sold                                                            75,032          39,336         214,374        141,643
Distribution expenses                                                          5,956           2,604          14,521          8,397
                                                                        ------------    ------------    ------------   ------------

GROSS PROFIT                                                                  43,352          26,159         142,517         85,985

Selling, general and
  administrative expenses                                                     31,083          21,417          90,832         62,961
                                                                        ------------    ------------    ------------   ------------

OPERATING INCOME                                                              12,269           4,742          51,685         23,024

Interest expense                                                               5,089           1,282           9,899          4,244

Realized gain on sale of
   marketable securities                                                                        (724)                          (724)
                                                                        ------------    ------------    ------------   ------------

INCOME BEFORE INCOME TAXES                                                     7,180           4,184          41,786         19,504

Income taxes                                                                   2,026           1,406          14,131          7,154
                                                                        ------------    ------------    ------------   ------------

NET INCOME                                                              $      5,154    $      2,778    $     27,655   $     12,350
                                                                        ============    ============    ============   ============



WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                      6,600,300      13,072,144       7,321,471     13,056,016


WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                           9,554,316      13,522,358       9,911,096     13,491,944


NET INCOME PER COMMON SHARE: BASIC                                      $       0.78    $       0.21    $       3.78   $       0.95


NET INCOME PER COMMON SHARE: DILUTED                                    $       0.54    $       0.21    $       2.79   $       0.92





                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     39 WEEKS ENDED
                                                                                  ----------------------
                                                                                   3/27/99     3/28/98
                                                                                  ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                                    $  27,655    $  12,350
   Adjustments to reconcile net income
      to net cash used in operating activities:
           Gain on sale of marketable securities                                                    (724)
           Changes in deferred taxes                                                   (158)         612
           Depreciation and amortization                                              4,550        2,890
           Purchase reduction of note payable
               and other noncash items                                                 (136)
      Changes in assets and liabilities- net of acquisition:
           Accounts receivable                                                       (5,731)     (21,199)
           Inventories                                                               (5,497)     (21,171)
           Income tax receivable                                                       (539)       1,105
           Prepaid expenses and other current assets                                   (368)         434
           Accounts payable                                                            (165)       1,296
           Taxes payable                                                                403
           Accrued expenses                                                          (1,236)       6,115
                                                                                  ---------    ---------

               NET CASH FROM OPERATING ACTIVITIES                                    18,778      (18,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                                   (107,992)
   Proceeds from the sale of marketable securities                                                 1,388
   Capital expenditures                                                              (1,436)      (3,823)
                                                                                  ---------    ---------

               NET CASH FROM INVESTING ACTIVITIES                                  (109,428)      (2,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving lines of credit                                           (18,475)      24,178
   Proceeds from long-term debt                                                     260,000
   Repayment of long-term debt                                                      (90,000)
   Costs associated with refinancing                                                 (8,103)
   Preferred stock issuance                                                          40,000
   Purchase of treasury stock                                                       (70,799)
   Costs associated with preferred stock issuance                                    (2,999)
   Common stock issuance                                                                248          142
   Repayment of other debt                                                              (67)      (5,433)
                                                                                  ---------    ---------

               NET CASH FROM FINANCING ACTIVITIES                                   109,805       18,887
                                                                                  ---------    ---------

Effect of exchange rate changes on cash                                                   7
                                                                                  ---------    ---------
NET INCREASE (DECREASE) IN CASH                                                   $  19,162    $  (1,840)
Cash, beginning of period                                                               661        2,613
                                                                                  ---------    ---------
Cash, end of period                                                               $  19,823    $     773
                                                                                  =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                       $   7,463    $   4,306
   Income taxes                                                                   $  14,131    $   4,128

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   In the quarter ended September 26,1998, the Company repurchased 6,535,072 shares of the Company's common stock from Windmere-Durable Holdings Inc.("Windmere") for a total purchase price of $90,804,000. The purchase price included the issuance of a six and one-half year $15,000,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,096,000 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,848,000.

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

3.       EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. For the 13 weeks ended and the 39 Weeks ended March 27, 1999 and March 28, 1998 components of other comprehensive income(loss) include foreign currency translation gains and holding gains(losses) arising from available for sale securities, net of tax, respectively.


                          13 WEEKS ENDED    39 WEEKS ENDED
                         ----------------   -------------------
(DOLLARS IN THOUSANDS)   3/27/99  3/28/98    3/27/99   3/28/98
                         ----------------   -------------------
Net income               $5,154   $ 2,778   $ 27,655    $ 12,350

Other comprehensive
income(loss)                  7    (1,527)         7       2,374
                         -------  -------   --------    --------

                         $ 5,161  $ 1,251   $ 27,662    $ 14,724
                         =======  =======   ========    ========


         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, but does not need to be applied to interim financial information in the initial year of its application. This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The Company has not completed their assessment of the effect that this standard will have on its consolidated financial statements and/or disclosures.

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

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999 and will change disclosure requirements for Derivative Instruments and Hedging Activities. The Company will be required to comply with the provisions of this statement in fiscal 2000. The Company has not assessed the effect that this new standard will have on its consolidated financial statements and/or disclosures.

4.       EVENTS OF THE THIRTY-NINE WEEKS ENDED MARCH 27, 1999.

         On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During the first nine months of fiscal 1999 the Company reduced this debt and interest by approximately $990,000 for related purchases of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

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

         Salton entered into a credit agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility

(the "Revolving Credit Facility"). As further explained below the New Credit Agreement was amended and restated on January 7, 1999.

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

                  Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 200 basis point or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin of 300 basis points) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio.

         On January 7, 1999, the Company acquired all of the stock of Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Toastmaster designs, manufactures, markets and services a wide array of kitchen and small household electrical appliances and time products under the brand names of Toastmaster(R) and Ingraham(R). Toastmaster, Inc., a Missouri Corporation, is now a wholly owned subsidiary of Salton, Inc.

         In November 1996, White Consolidated Industries, Inc. ("WCI") filed suit for injunctive relief and damages against Westinghouse Electric Corporation (now known as CBS Corporation ("CBS") in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses of the Westinghouse(TM) name for use on lighting products, fans and electrical accessories for use in the home violates WCI's rights to the Westinghouse(TM) name and constitutes a breach of the agreements under which CBS's predecessor sold WCI its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming WCI, Windmere, Salton, Newtech and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court (the "Trademark Litigation"). Oral Argument on the parties' cross motions for summary judgment was held on April 16, 1999. No decision has been issued. A trial date of June 21, 1999 has been set by the court. CBS seeks an injunction prohibiting the Company, Newtech and WCI from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and WCI, and unspecified damages and attorneys' fees. An adverse decision in the Trademark Litigation could result in the Company being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply agreement between the Company and Kmart.

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

         On April 27, 1999, CBS and WCI entered into a partial settlement agreement which did not resolve the issues concerning the Company. CBS and WCI are currently discussing a possible settlement that would address the remaining issues in the litigation, including those concerning the Company.

5.       ACQUISITION

         On January 7, 1999, the Company acquired the stock of Toastmaster, Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster

Acquisition"). The Company paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million with a lender was paid in connection with the acquisition. The acquisition was accounted for as a purchase. The purchase price has been preliminarily allocated based upon estimated fair market values at the date of acquisition, pending final determination of certain acquired assets and liabilities. Accordingly, the purchase price allocation may change in subsequent periods. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being preliminarily amortized on a straight-line basis over forty years.

         The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transactions to which pro forma effect is given occurred at the beginning of the thirty-nine weeks ended March 27, 1999 and March 28, 1998, respectively:


                           39 WEEKS ENDED   39 WEEKS ENDED
                           --------------   --------------
(DOLLARS IN THOUSANDS)        3/27/99          3/28/98
                           --------------   --------------
Net sales                    $462,436           $361,926
Operating income               49,654             29,120
Net income                     20,506              8,959

Net income per share:
  Basic                      $   3.12           $   1.37
  Diluted                    $   2.17           $   0.98

         The pro forma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transactions to which pro forma effect is given been consummated for the periods indicated. The pro forma results do not reflect cost savings expected by the Company's management to be achieved over time following the Toastmaster Acquisition.

6.       SUBSEQUENT EVENTS.

         On March 31, 1999 the company bought certain assets of Sasaki, Inc., a well-known designer and manufacturer of high-quality tabletop products and accessories for the home, from Sasaki Glass Company Ltd. Under the terms of the transaction, Salton purchased Sasaki's inventory, except for the Christian Dior tabletop product line, in addition to licensing the Sasaki(R) brand name for a period of twenty years, with an option to renew on mutually agreed upon terms. As part of the transaction, Salton agreed to assume certain minor liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED MARCH 27, 1999 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 28, 1998.

         Net sales in the third quarter ended March 27, 1999 ("third quarter of fiscal 1999") were $124.3 million, an increase of approximately $56.2 million or 82.6%, compared to net sales of $68.1 million in the third quarter ended March 28, 1998("third quarter of fiscal 1998"). This increase is primarily attributable to increased sales of the George Foreman Grills(R), sales from our newly acquired wholly-owned subsidiary Toastmaster, White-Westinghouse(R) sales under the Kmart program, and Farberware(R) products. Net sales of Toastmaster products, from January 7, 1999 through the end of the third quarter, approximated 20.1% of net sales in the third quarter and net sales of White-Westinghouse(R) products to Kmart approximated 14.1% of net sales in the third quarter of fiscal 1999 compared to 15.1% of net sales in the same period in fiscal 1998.

         Gross profit in the third quarter of fiscal 1999 was $43.4 million or 34.9% of net sales as compared to $26.2 million or 38.4% in the same period in fiscal 1998. Cost of goods sold during the third quarter of fiscal 1999 increased to 60.3% of net sales compared to 57.8% in the same period in fiscal 1998. Distribution expenses were $6.0 million or 4.8% of net sales in the third quarter of fiscal 1999 compared to $2.6 million or 3.8% of net sales in the same period in fiscal 1998. Gross profit and cost of goods sold in the third quarter of fiscal 1999 as a percentage of net sales decreased and increased respectively primarily due to higher costs of Toastmaster products. Excluding the cost of Toastmaster products, the Company had a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1998.

         Selling, general and administrative expenses increased to $31.1 million or 25.0% of net sales in the third quarter of fiscal 1999 compared to $21.4 million or 31.5% of net sales for the same period in fiscal 1998. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $ 19.5 million or 15.7% of net sales in the third quarter of fiscal 1999 when compared to $15.2 million or 22.3% of net sales in the same period in fiscal 1998. The remaining selling, general and administrative costs were $11.6 million or 9.3% of net sales in the third quarter of fiscal 1999 compared to $6.2 million or 9.1% of net sales in the same period in fiscal 1998. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

         As a result of the foregoing, operating income increased by $7.5 million or 158.7%, to $12.3 million in the third quarter of fiscal 1999 from $4.7 million in the same period in fiscal 1998. Operating income as a percentage of net sales increased to 9.9% in the third quarter of fiscal 1999 from 7.0% in the same period of fiscal 1998.

         Net interest expense was approximately $5.1 million for the third quarter of fiscal 1999 compared to $1.4 million for the same period in fiscal 1998. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 9.3% in the third quarter of fiscal 1999 compared to 9.21% in the same period in fiscal 1998. The average amount of debt outstanding was $214.5 million for the third quarter of fiscal 1999 compared to $57.1 million for the same period in fiscal 1998. This increase in the average amount of debt outstanding was used to complete the

Recapitalization, complete the acquisition of Toastmaster, and to finance higher net sales.

         The Company had income before income taxes of $7.2 million in the third quarter of fiscal 1999 compared to income before income taxes of $4.2 million in the same period in fiscal 1998. Net income was $5.2 million in the third quarter of fiscal 1999 compared to net income of $2.8 million in the same period in fiscal 1998. Basic earnings per common share were $0.78 per share on weighted average common shares outstanding of 6,600,300 in the third quarter of fiscal 1999 compared to basic earnings of $0.21 per share on weighted average common shares outstanding of 13,072,144 in the same period in fiscal 1998. Diluted earnings per common share were $0.54 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 9,554,316 in the third quarter of fiscal 1999 compared to earnings of $0.21 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,522,358 in the same period in fiscal 1998.

         THIRTY-NINE WEEKS ENDED MARCH 27, 1999 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 28, 1998.

         Net sales in the first nine months ended March 27, 1999 were $371.4 million, an increase of approximately $135.4 million or 57.4%, compared to net sales of $236.0 million in the corresponding period ended March 28, 1998. This increase is primarily attributable to increased sales of the George Foreman Grills(R), White-Westinghouse(R) sales under the Kmart program, sales of our newly acquired wholly-owned subsidiary Toastmaster, and sales of our Farberware(R) products. Net sales of White-Westinghouse(R) products to Kmart approximated 14.4% of net sales in the first nine months of fiscal 1999 compared to 17.2% of net sales in the same period in fiscal 1998.

         Gross profit in the first nine months of fiscal 1999 was $142.5 million or 38.4% of net sales as compared to $86.0 million or 36.4% in the same period in fiscal 1998. Cost of goods sold during the first nine months of fiscal 1999 decreased to 57.7% of net sales compared to 60.0% in the same period in fiscal 1998. Distribution expenses were $14.5 million or 3.9% of net sales in the first nine months of fiscal 1999 compared to $8.4 million or 3.6% of net sales in the same period in fiscal 1998. Gross profit and costs of goods sold in the first nine months as a percentage of net sales were improved primarily due to lower costs on certain products of the Company, partially offset by higher costs of Toastmaster products and due to a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1998.

         Selling, general and administrative expenses increased to $90.8 million or 24.5% of net sales in the first nine months of fiscal 1999 compared to $63.0 million or 26.7% of net sales for the same period in fiscal 1998. Expenditures for television, royalty expenses, certain other media and cooperative advertising coverages and trade show expenses were $62.0 million or 16.7% of net sales in the first nine months of fiscal 1999 when compared to $44.8 million or 19.0% of net sales in the same period in fiscal 1998. The remaining selling, general and administrative costs were $28.3 million or 7.8% of net sales in the first nine months of fiscal 1999 compared to $18.1 million or 7.7% of net sales in the same period in fiscal 1998. These increases were primarily attributable to higher costs for additional personnel, sales commissions and various other costs related to the higher level of sales.

         As a result of the foregoing, operating income increased by $28.7 million or 124.5%, to $51.7 million in the first nine months of fiscal 1999 from $23.0 million in the same period in fiscal 1998. Operating income as a percentage of net sales increased to 13.9% in the first nine months of fiscal 1999 from 9.8% in the same period of fiscal 1998, primarily as a result of higher net sales and the contribution margin of these sales that exceeded fixed costs.

         Net interest expense was approximately $9.9 million for the first nine months of fiscal 1999 compared to $4.2 million for the same period in fiscal 1998. The Company's rate of interest on amounts outstanding was a weighted average annual rate of 8.8% in the first nine months of fiscal 1999 compared to 9.4% in the same period in fiscal 1998. The average amount of all debt outstanding was $143.0 million for the first nine months of fiscal 1999 compared to $59.2 million for the same period in fiscal 1998. This increase was used to complete the Recapitalization, complete the Toastmaster Acquisition and to finance higher net sales.

         The Company had income before income taxes of $41.8 million in the first nine months of fiscal 1999 compared to income before income taxes of $19.5 million in the same period in fiscal 1998. Net income was $27.7 million in the first nine months of fiscal 1999 compared to net income of $12.4 million in the same period in fiscal 1998. Basic earnings per common share were $3.78 per share on weighted average common shares outstanding of 7,321,471 in the first nine months of fiscal 1999 compared to earnings of $0.95 per share on weighted average common shares outstanding of 13,056,016 in the same period in fiscal 1998. Diluted earnings per common share were $2.79 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 9,911,096 in the first nine months of fiscal 1999 compared to earnings of $0.92 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 13,491,944 in the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On July 28, 1998, Salton completed (the "Stock Repurchase") by purchasing 6,535,072 shares of Salton common stock owned by Windmere-Durable Holdings, Inc. ("Windmere") pursuant to the Stock Agreement dated as of May 6, 1998. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus the $15.0 million Junior Subordinated Note. The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During the first nine months of fiscal 1999 the Company reduced this debt and interest by approximately $990,000 for related purchases of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (i) Windmere effectively repaid in full its Windmere Note in the principal amount of approximately $10.8 million, that was issued to Salton in July, 1996; (ii) Salton repurchased for approximately $3.3 million Windmere's Option to purchase up to 458,500 shares of Salton that was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications.

         Salton entered into the New Credit Agreement as of July 27, 1998. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of the $90.0 million Tranche A Term Loan, the $75.0 million Delayed Draw

Term Loan and the $50.0 million Revolving Credit Facility. As further explained below the New Credit Agreement was amended and restated on January 7, 1999.

         On July 28, 1998, Salton issued $40.0 million of Series A Voting Convertible Preferred Stock of the Company to Centre Partners. The Convertible Preferred Stock is generally non-dividend bearing and is convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price).

         On December 16, 1998 the Company issued the $125,000,000 of 10-3/4% Senior Subordinated Notes due 2005. Proceeds of the Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio.

         Salton amended and restated the New Credit Agreement on January 7, 1999. The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million Revolving Credit Facility at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 200 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin of 300 basis points) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio.

         On January 7, 1999, the Company acquired all of the stock of Toastmaster and paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million with a lender was paid in connection with the acquisition. Toastmaster, Inc., a Missouri Corporation, is now a wholly owned subsidiary of Salton, Inc.

         During the third quarter of fiscal 1999, the Company used net cash of $18.8 million in operating activities and $109.4 million in investing activities. This usage was primarily to support the growth in sales, the acquisition of Toastmaster, as well as increased investment in capital assets, primarily tooling. For the first nine months ended March 27, 1999 financing activities provided net cash of $109.8 million. This net cash came primarily from net proceeds of $77.0 million from the Amended Credit Agreement, the issuance of $125.0 million of Subordinated Notes, the issuance of the Convertible Preferred Stock of $40.0 million, offset by $70.8 million used for the Stock Repurchase, $50.5 million repayment of the revolving line of credit under the New Credit Agreement, and approximately $10.9 million in costs paid for the issuance of the Subordinated Notes, the New Credit Agreement, the Amended Credit Agreement, and the issuance of the Convertible Preferred Stock.

         At March 27, 1999, the Company had debt outstanding of $203.8 million and had the ability to borrow up to an additional $48.0 million under the Revolving Credit Facility. Typically, given the seasonal nature of the Company's business, the Company's borrowings tend to be the highest in mid-Summer to Fall.

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

                           PART II: OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS

         In November 1996, WCI filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(TM) name for use on lighting products, fans and electrical accessories for use in the home violates WCI's rights to the Westinghouse(TM) name to a third party and constitutes a breach of the agreements under which CBS's predecessor sold WCI its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming WCI, Windmere, Salton, Newtech and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. Oral argument on the parties' cross motions for summary judgement was held on April 16, 1999. No decision has been issued. A trial date of June 21, 1999 has been set by the court. CBS seeks an injunction prohibiting the Company, Newtech and WCI from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and WCI, and unspecified damages and attorneys' fees. An adverse decision in the Trademark Litigation could result in the Company and Newtech being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply agreement between the Company and Kmart.

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

         On April 27, 1999, CBS and WCI entered into a partial settlement agreement which did not resolve the issues concerning the Company. CBS and WCI are currently discussing a possible settlement that would address the remaining issues in the litigation, including those concerning the Company.

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (i) Current Report on Form 8-K dated August 26, 1998 reporting under
             Item 2, Acquisition or Disposition of Assets, the Company's acquisition of Toastmaster.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SALTON, INC.

Date: May 4, 1999                   /s/  WILLIAM B. RUE
                                         William B. Rue
                                         President & Chief Operating Officer
                                         (Duly Authorized Officer
                                         of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION OF DOCUMENT
--------------           -----------------------

     12                  Ratio of Earnings to Fixed Charges
     27                  Financial Data Schedule