Form 10-K405
period 1999-06-26
SALTON INC
filed 1999-09-24
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE - ACT OF 1934


     FOR THE FISCAL YEAR ENDED JUNE 26, 1999 OR


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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 21, 1999 was approximately $243,940,736 computed on the basis of the last reported sale price per share ($26.00) of such stock on the NYSE. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares of the Registrant's Common Stock outstanding as of
September 21, 1999 was 10,327,389.          .

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART OF FORM 10-K                    DOCUMENT INCORPORATED BY REFERENCE
     -----------------                    ----------------------------------
Part III (Items 10, 11, 12 and 13)           Portions of the Registrant's
                                             Definitive Proxy Statement to be
                                             used in connection with its 1999
                                             Annual Meeting of Stockholders.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION THE STATEMENTS UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE, OR MAY BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WITHOUT LIMITING THE FOREGOING, (I) THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS AND (II) FORWARD-LOOKING STATEMENTS INCLUDE ANY STATEMENTS WITH RESPECT TO THE POSSIBLE FUTURE RESULTS OF THE COMPANY OR TOASTMASTER (AS DEFINED), INCLUDING ANY PROJECTIONS OR DESCRIPTIONS OF ANTICIPATED REVENUE ENHANCEMENTS OR COST SAVINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING:THE COMPANY'S DEGREE OF LEVERAGE; ECONOMIC CONDITIONS AND THE RETAIL ENVIRONMENT; THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; COMPETITIVE PRODUCTS AND PRICING; DEPENDENCE ON FOREIGN SUPPLIERS AND SUPPLY AND MANUFACTURING CONSTRAINTS; THE COMPANY'S RELATIONSHIP AND CONTRACTUAL ARRANGEMENTS WITH KEY CUSTOMERS, SUPPLIERS AND LICENSORS; CANCELLATION OR REDUCTION OF ORDERS; THE INTEGRATION OF TOASTMASTER, INCLUDING THE FAILURE TO REALIZE ANTICIPATED REVENUE ENHANCEMENTS AND COST SAVINGS; THE RISKS RELATING TO PENDING LEGAL PROCEEDINGS AND OTHER FACTORS BOTH REFERENCED AND NOT REFERENCED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

         We changed our name to "Salton, Inc." from "Salton/Maxim Housewares, Inc." in January 1999. As used in this Annual Report on form 10-K, "we," "our," "us", "the Company", and "Salton" refer to Salton and our subsidiaries, unless the context otherwise requires.

OVERVIEW

         We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances, tabletop products, and personal care and time products. We act as a marketing service provider by managing our brands and product lines in a manner that allows our retail customers to differentiate themselves to consumers. We believe we have the leading domestic market share in toasters, juice extractors, indoor grills, bread bakers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We believe that our strong market share results from our well-known brand names, the breadth, quality and innovation of our product offerings and our strong relationships with retailers and suppliers. We outsource most of our production to independent manufacturers, primarily in the Far East.

         Our portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R), Atlantis(R), SASAKI(R), Rejuvenique(R) and Ingraham(R). We are also a leading designer and distributor of small appliances in the U.S. under such well-known names as Kenmore(R) and Magic Chef(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet website. Salton's customers include many premier domestic retailers, including Kmart, Dayton Hudson (including Target), Sears, Wal-Mart, Federated Department Stores, May Company Department Stores, QVC, Bed Bath & Beyond, Saks Inc. and Costco. We market and sell our products primarily in the U.S. through our own sales force and a network of independent commissioned sales representatives.

RECAPITALIZATION

         On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere--Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 9,762,858 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3.2 million in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10.8 million (the "Note"), which Note was payable July 11, 2001, bore interest at 8%, payable quarterly, and was secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the New York Stock Exchange. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3.2 million which Windmere had made to the Company in April 1996. Windmere was also granted an option (the "Option") to purchase up to 727,500 shares of Common Stock at $3.22 per share, which option was exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 were exercised. Accordingly, Windmere exercised options to purchase 39,750 shares of Common Stock during 1998.

         On July 28, 1998, Salton repurchased (the "Stock Repurchase") 9,802,608 shares of Salton common stock owned by Windmere pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During fiscal 1999 the Company reduced this debt and interest by approximately $1.5 million for related purchases of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") the Note; (ii) Salton repurchased for approximately $3.3 million Windmere's Option (the "Option Repurchase"); and
(iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

         Salton entered into a credit agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). As further explained below, the New Credit Agreement was amended and restated on January 7, 1999.

         On July 28, 1998, Salton issued $40.0 million of Series A Voting Convertible Preferred Stock of the Company (the "Convertible Preferred Stock") to affiliates of Centre Partners Management LLC ("Centre Partners"). The Convertible Preferred Stock is generally non-dividend bearing and is convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price).

         The Repurchase, borrowings under the New Credit Agreement and the Convertible Preferred Stock Issuance are collectively referred to herein as the "Recapitalization."

SUBORDINATED NOTES

         On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes (the "Subordinated Notes") due 2005. Proceeds of the Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio.

AMENDED CREDIT AGREEMENT

         Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 15, 1999; and a $80.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 200 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin of 300 basis points) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio.

GROWTH STRATEGY

         Salton's primary business objective is to increase sales and profits by acting as a marketing service provider to our customers. Salton believes it can accomplish this through active brand and product management. The key elements of Salton's growth strategy include:

                  Introduce New Products and Product Line Extensions. Salton plans to manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Salton's product designers strive to develop new products and product line extensions which offer added value to consumers through enhanced functionality and improved aesthetics. During fiscal 1999, Salton has introduced 101 new SKUs in the small appliance category, 709 new SKUs in the tabletop products category and 98 new SKUs in the personal care/time products category.

                  Increase Sales to New and Existing Customers. Salton believes that retail merchants will continue to consolidate their vendor bases and focus on a smaller number of suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide comprehensive product and marketing support. Salton believes that it can increase sales to our existing customers by continuing to introduce new products and new product categories. While Salton currently sells to a diversified base of premier retail customers, Salton believes that it can penetrate additional channels of distribution. For example, Salton recently expanded our product offerings to specialty retailing, mail order catalog, home center and drug store channels.

                  Pursue Licensing Agreements and Strategic Alliances. Salton has entered into licensing agreements and strategic alliances to further differentiate our products and to accelerate our growth. For example, Salton supplies products to Kmart, Sears and Wal-Mart, which they sell under the White-Westinghouse(R), Kenmore(R) and Magic Chef(R) brand names, respectively. In addition, Salton recently obtained licensing rights to market certain products under the Sasaki(R), Marilyn Monroe(TM), LooneyTunes(TM) and Melitta(R) brands.

                  Continue Developing Alternative Distribution Channels. Salton expects to continue selling our products through infomercials and our Internet website. These alternative distribution channels increase Salton's product sales and provide it with direct contact with consumers, assist it in creating and building brand and product awareness and stimulate traditional retail channel demand. Salton currently uses these alternative channels to sell certain of our products, primarily George Foreman Grills(R), Juiceman(R) and JuiceLady(R) fresh juice machines and the Rejuvenique(R) facial toning system.

                  Enhance Growth and Profitability Through Strategic Acquisitions. Salton anticipates that the fragmented small household appliance industry will provide significant growth opportunities through strategic acquisitions. Salton will focus our acquisition strategy on businesses or brands which (1) offer expansion into related or existing categories, (2) can be marketed through our existing distribution channels or (3) provide a platform for growth into new distribution channels. In January 1999, Salton acquired Toastmaster, which has well-recognized brands in the U.S. and had 1998 sales of approximately $146.1 million. In April 1999, Salton acquired certain assets of Sasaki, Inc., a recognized designer of high-quality tabletop products.

                  Expand International Presence. Salton intends to expand international sales of certain of our products. For example, in March 1999, Salton entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse brand name.

PRODUCTS

         Salton's portfolio of strong brand names enables it to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Salton's products include full-featured and upscale models or designs as well as those which are marketed to budget conscious consumers.

         The following table sets forth the approximate amounts and percentages of Salton's net sales by product category during the periods shown.


                                                               FISCAL YEAR ENDED
                                          JUNE 26, 1999           JUNE 27, 1998               JUNE 28, 1997
                                          -------------           -------------               -------------
(DOLLARS IN THOUSANDS)         NET SALES (2)  % OF TOTAL    NET SALES        % OF TOTAL    NET SALES   % OF TOTAL
Small appliances                 $464,272       91.7         $280,607           91.8       $155,972        85.3
Tabletop products (1)              18,969        3.8           18,597            6.1         16,756         9.2
Personal care/time products        22,875        4.5            6,395            2.1         10,078         5.5
                                 --------      -----         --------          -----       --------       -----

                                 $506,116      100.0         $305,599          100.0       $182,806       100.0
                                 ========      =====         ========          =====       ========       =====

(1) Salton entered this category of business in fiscal 1997 by acquiring substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company, on July 1, 1996. Salton augmented the Block(R) product line on June 19, 1997 by acquiring the assets of Jonal Crystal Ltd. and on April 5, 1999 by acquiring certain assets of Sasaki, Inc.

(2) Includes the sales of Toastmaster from its acquisition date of January 7, 1999.

         Small Appliances. Salton designs and markets an extensive line of small appliances under the Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R) and Melitta(R) BRAND names. At the end of fiscal 1999, Salton marketed approximately 918 SKUs under our brand names in this category. Growth within this product category has historically been driven primarily by the introduction of new or enhanced products and the development of the George Foreman Grills(R), White-Westinghouse(R), Farberware(R) and other product lines.

         Salton's small appliances product category includes:

         o products for health conscious consumers, including thermal indoor grills, juicers, juice extractors, rice cookers, vegetable steamers, ice cream makers and yogurt makers;

         o thermal products, including bread bakers, sandwich makers, toasters, waffle makers, countertop ovens and irons;

         o coffee and tea related products, including combination espresso/cappuccino/drip coffee makers, coffee makers, coffee urns, coffee percolators, iced tea/iced coffee makers and a broad range of coffee related accessories; and

         o food preparation and serving products, including electric woks, crepe makers, mixers, can openers, blenders, hand-held blenders, choppers and warming trays.

         Tabletop Products. Tabletop products include crystal products offered under the Block(R), Atlantis(R), Sasaki(R) and Jonal(R) brand names, fine china and basic dinnerware in various designs and patterns under the Block(R) brand name and ceramic products under the Block brand name. At the end of fiscal 1999, Salton marketed approximately 2,927 SKUs under our brand names in this product category. Salton entered this business category in fiscal 1997 to add a complementary product line to our small appliances. Salton augmented the Block(R) product line on June 19, 1997 by acquiring the assets of Jonal Crystal Ltd. Jonal products include the Crystal Kiss line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss.

         Salton enhanced our tabletop product offerings on April 5, 1999 by acquiring certain assets of Sasaki, Inc., a leading designer of high-quality tabletop products and accessories for the home. The Sasaki product lines which Salton acquired include dinnerware, barware, flatware and crystal giftware designed by well-known tabletop and domestic designers.

         Personal Care and Time Products. At the end of fiscal 1999, Salton marketed approximately 810 SKUs in the personal care and time products category. Salton Creations(R) hair dryers feature high quality materials, long life motors and high air flow systems. Salton markets hair dryers in various sizes, shapes and colors that are designed to mix form and function to enable consumers to correctly address power and heat to hair type and styling needs.

         Salton designs and markets a variety of other personal and beauty care appliances under the Salton Creations(R) brand name, including curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. The Wet Tunes(R) series of shower radios, introduced under the Salton(R) brand name in 1984, features an AM/FM radio with waterproof mylar speakers and wall mount brackets. Wet Tunes(R) radios are offered in several different shapes, sizes and colors. Also included in this series are Wet Reflections(R), which has a light and fog-free mirror, Wet Cassette(R) and Wet Lantern(R). In addition to Salton Creations(R), Salton began offering these appliances under the White-Westinghouse(R) brand name in fiscal year 1997.

         Salton's personal and beauty care appliances also include the Rejuvenique(R) system, which Salton began marketing through infomercials in early 1999. This system includes a facial mask with 26 contact areas that receive electrical light impulses designed to exercise and tone the skin.

         Salton also has a "gifts" program designed for department stores. Under this program, Salton provides department stores with practical, special occasion and small gift products. Salton's gifts programs include the mini tool kit, calcutape, travel smoke alarm, emergency auto flasher, deluxe art kit and the 7-piece gardening kit.

         Salton's time products are comprised of electric analog alarm clocks, electric and quartz wall clocks with plastic, wood and/or metal cases, imported key-wound clocks and L.E.D. digital clocks. Salton also manufactures household (electromechanical) timers, which are used for, among other purposes, switching electric lights and other appliances on and off at pre-determined times.

NEW PRODUCT DEVELOPMENT

         Salton believes that the enhancement and extension of our existing products and the development of new products are necessary for our continued success and growth. Salton designs the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing. Salton works closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. Salton's product design and engineering department evaluates new ideas and seeks to develop new products and improve existing products to satisfy industry requirements and changing consumer preferences.

         During fiscal 1999, Salton has introduced 101 new SKUs in the small appliances product category, 709 new SKUs in the tabletop products category and 98 new SKUs in the personal care/time products category. These new products and product extensions include:

         -  The Taco Bell(R) product line;

         -  The Marilyn Monroe(R) personal care product line;

         - The George Foreman Fusion Grill(R) and the Big George Rotisserie
           Grill;

         - Toastmaster(R) ovens with removable liners;

         - The Rejuvenique(R) facial toning system;

         - The Melitta(R) range of small electric coffee preparation products;

         - The Sasaki(R) line of dinnerware, barware, flatware and crystal giftware; and

         - The Advantage 2000, a database Internet module for use in the kitchen.

         During fiscal 1998, Salton introduced 175 new SKUs in the small appliances product category, 635 new SKUs in the tabletop products category and 65 new SKUs in the personal care/time products category.

MARKETING AND DISTRIBUTION

         In addition to directing our marketing efforts toward retailers, Salton sells certain of our products, primarily George Foreman Grills(R), Juiceman(R) and JuiceLady(R) fresh juice machines and the Rejuvenique(R) facial toning system, directly to consumers through infomercials and our Internet website. Salton provides promotional support for our products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. Salton believes that these promotional activities are important to strengthening our brand name recognition.

         Salton relies on our management's ability to determine the existence and extent of available markets for our products. Salton's management has extensive marketing and sales backgrounds and devotes a significant portion of our time to marketing-related activities. Salton markets our products primarily through our own sales force and approximately 290 independent sales representatives. Salton's representatives are located throughout the United States and Canada and are paid a commission based upon sales in their respective territories. Salton's sales representative agreements are generally terminable by either party upon 30 days' notice.

         Salton directs our marketing efforts toward retailers and believes that obtaining favorable product placement at the retail level is an important factor in our business, especially when introducing new products. In an effort to provide our retail customers with the highest level of customer service, Salton has an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically. This system is also used by management to monitor point-of-sale information at certain accounts.

         Salton also emphasizes the design and packaging of our products in order to increase their appeal to consumers and to stand out among other brands on retailers' shelves. Salton believes that distinctive packaging, designed to answer consumers' questions concerning our products, has resulted in increased shelf space and greater sales.

         Salton's net sales to our five largest customers were approximately 50% and 47% of our total net sales in fiscal 1999 and 1998 respectively. In 1997, Salton entered into a seven-year supply agreement with Kmart for Kmart to purchase, distribute, market and sell a broad range of small appliances under the White-Westinghouse(R) brand name. Kmart is the exclusive United States discount department store to market these White-Westinghouse(R) products. The supply agreement provides Kmart sole distribution rights to the White-Westinghouse(R) brand name for the mass merchandiser market, but allows distribution through other retail channels under certain conditions. Sales to Kmart approximated 16%, and 19% of total net sales of the Company in fiscal years 1999 and 1998, respectively.

         The supply agreement with Kmart provides for minimum purchases by Kmart, which increase through the term of the supply agreement, and for the payment of penalties for shortfalls. In the event that aggregate U.S. retail sales in the consumer electronics industry for any specified category decrease by more than 10% in any year from that sold in the prior year, Kmart has the right to reduce the minimum purchase requirements for such category to an amount not less than 80% of the minimum for such period. Salton pays Windmere a fee based upon Salton's net sales less specified costs and expenses relating to the Kmart supply agreement in consideration of Windmere's guarantee of Salton's obligations under the supply agreement.

SOURCES OF SUPPLY

         Most of Salton's products are manufactured to Salton's specifications by over 45 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Many of these suppliers are ISO 9000 certified. Salton believes that it maintains good business relationships with our overseas manufacturers.

         Salton does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. Salton believes that it is not currently dependent on any single manufacturer for any of our products. However, during fiscal 1999, one manufacturer located in China accounted for approximately 57.3%, of Salton's product purchases. During fiscal 1998, three manufacturers located in China accounted for approximately 13%, 12% and 10% respectively, of Salton's product purchases. Salton believes that the loss of any one manufacturer would not have a long term material adverse effect on our business because other manufacturers with which it does business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely effect Salton's business until alternative supply arrangements were secured.

         Salton's purchase orders are generally made in United States dollars in order to maintain continuity in our pricing structure and to limit exposure to currency fluctuations. Salton's policy is to maintain an inventory base to service the seasonal demands of our customers. In certain instances, Salton places firm commitments for products from six to twelve months in advance of receipt of firm orders from customers.

         Quality assurance is particularly important to Salton and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department. Salton employs independent agents to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

MANUFACTURING

         Although most of Salton's products are outsourced to overseas vendors, Salton is currently continuing to manufacture certain Toastmaster(R) toasters, toaster-oven-broilers and electric heating elements at our plant in Macon, Missouri and Ingraham(R) time products at our plant in Laurinburg, North Carolina. Salton also manufactures and assembles woks and warming trays in our plant located in Kenilworth, New Jersey.

         Most of the component parts and raw materials purchased by Salton for our manufacturing operations, such as finished and aluminized steels, phenolic resins and molded parts are available from numerous suppliers. Salton does not believe that it is dependent on any single source for any significant portion of our component purchases or raw materials, the loss of which may have a material adverse effect on Salton. Salton has not experienced any significant raw material or component shortages.

COMPETITION

         Salton's industry is mature and highly competitive. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing support and distribution approaches.

         Salton competes with established companies, some of which have substantially greater facilities, personnel, financial and other resources than those of Salton. Salton believes that our success is dependent on our ability to offer a broad range of existing products and to continually introduce new products and enhancements to existing products which have substantial consumer appeal based upon price, design, performance and features. Salton also believes that our brand names are important to our ability to compete effectively and give it the capability to provide consumers with appealing, well priced products to meet competition.

EMPLOYEES

         At the end of June 26, 1999, Salton employed approximately 1,129 persons, of whom approximately 56 persons, who work at Salton's Kenilworth, New Jersey facility, were covered by a collective bargaining agreement, which expires on February 28, 2002. Salton generally considers our relationship with our employees to be satisfactory and has never experienced a work stoppage.

REGULATION

         Salton is subject to federal, state and local regulations concerning consumer products safety. In general, Salton has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on Salton's business. Most of Salton's products are listed by UL.

BACKLOG

         Salton's backlog consists of commitments to order and orders for Salton's products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 26, 1999, Salton had a backlog of approximately $303.6 million compared to approximately $275.0 million as of June 27, 1998. Salton does not believe that backlog is necessarily indicative of our future results of operations or prospects.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

         Salton holds a number of patents and trademarks registered in the United States and foreign countries for various products and processes. Salton has registered certain of our trademarks with the United States Patent and Trademark Office. Salton considers these trademarks to be of considerable value and of material importance to our business.

         Salton holds numerous United States and foreign patents, including design patents. Salton believes that none of our product lines is dependent upon any single patent or group of patents.

         During 1996, Salton entered into license agreements with White Consolidated Industries, Inc. ("White Consolidated") for use of the White-Westinghouse(R) trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant Salton the exclusive right and license to use the White-Westinghouse(R) trademark in the United States and Canada in exchange for certain license fees, royalties and minimum royalties. The license agreements also contain minimum sales requirements which, if not satisfied, may result in the termination of the agreements. Each of these license agreements is also terminable on or after the fifth anniversary of such agreement upon one-year's notice or upon a breach by Salton.

         Salton has a joint venture agreement with George Foreman Products, Inc., a Nevada corporation, and Benjamin H., a California corporation. The joint venture is engaged solely in the business of acquiring, selling and distributing a thermal household grill product under the name "George Foreman's Lean Mean Fat Reducing Grilling Machine." Mr. Foreman is both a former Olympic champion and a former World Boxing Organization's heavyweight champion of the world.

         In the second quarter of fiscal 1997, Salton obtained the exclusive, worldwide right to distribute Farberware(R) small electric appliances. Farberware(R) is a time-honored trade name in the cookware and small electric appliance industry.

         Salton has a license agreement with Aesthetics, Inc. The license covers the manufacturing, marketing and distributing of the Rejuvenique(R) facial product lines.

         In the fourth quarter of fiscal 1999, Salton obtained the exclusive right to manufacture, market and distribute throughout the United States small electrical coffee preparation products, including drip coffee makers, percolators, espresso machines, coffee grinders, and coffee mills, under the Melitta(R) brand name.

         Salton has other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Sasaki(R), Timex(TM), Indiglo(TM), Gino's East Pizza(R), Gear(R), Taco Bell(R), Hershey Kiss(R), Looney Tunes(R), Andy Warhol, Marilyn MONROE(TM), James Dean and Campbell Soup(R). Salton believes that these other license arrangements help to demonstrate our creativity and versatility in product design and the enhancement of existing products.

         In general, Salton's joint venture and licensing arrangements place marketing obligations on Salton in exchange for varying fees and royalties based upon net sales or profits. Typically, each of these agreements may be terminated if Salton does not satisfy minimum sales obligations or breaches the agreement.

WARRANTIES

         Salton's products are generally sold with a limited one-to-three year warranty from the date of purchase. A limited number of products are sold with a lifetime warranty. In the case of defects in material or workmanship, Salton agrees to replace or repair the defective product without charge.

                                  RISK FACTORS

         PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, IN EVALUATING THE COMPANY AND OUR BUSINESS BEFORE PURCHASING OUR SECURITIES. IN PARTICULAR, PROSPECTIVE INVESTORS SHOULD NOTE THAT THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH STATEMENTS. SEE "DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS." THE FACTORS LISTED BELOW REPRESENT CERTAIN IMPORTANT FACTORS THE COMPANY BELIEVES COULD CAUSE SUCH RESULTS TO DIFFER. THESE FACTORS ARE NOT INTENDED TO REPRESENT A COMPLETE LIST OF THE GENERAL OR SPECIFIC RISKS THAT MAY AFFECT THE COMPANY. IT SHOULD BE RECOGNIZED THAT OTHER RISKS MAY BE SIGNIFICANT, PRESENTLY OR IN THE FUTURE, AND THE RISKS SET FORTH BELOW MAY AFFECT THE COMPANY TO A GREATER EXTENT THAN INDICATED. BUSINESS AND OTHER RISKS DESCRIBED HEREIN AS APPLICABLE TO SALTON ARE GENERALLY ALSO APPLICABLE TO TOASTMASTER.

IF WE ARE UNABLE TO INTEGRATE TOASTMASTER EFFECTIVELY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We cannot assure you that we will successfully integrate Toastmaster with our business operations. We must integrate the administrative, finance, purchasing, product development and sales and marketing activities of Salton and Toastmaster in order to realize the full benefits from our acquisition of Toastmaster. The integration also requires the implementation of appropriate operational, financial and management systems and controls. We may encounter difficulties in expanding our financial controls and reporting systems to meet our future needs. If we fail to successfully integrate the operations of Salton and Toastmaster, or if anticipated revenue enhancements and cost savings are not realized, our business, results of operations and financial condition would be materially adversely affected.

WE DEPEND ON OUR MAJOR CUSTOMERS.

         Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during the fiscal 1999 were approximately 50% of net sales, with Kmart representing approximately 16% of our net sales and Dayton Hudson (including Target and Mervyn's) representing approximately 10% of our net sales. Our total net sales to our five largest customers during fiscal 1998 were approximately 47% of net sales, with our largest customer, Kmart, representing approximately 19% of our net sales. Except for our supply agreements with Kmart and Zellers, we do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

THE TERMINATION OF OUR SUPPLY AGREEMENT WITH KMART COULD ADVERSELY AFFECT OUR BUSINESS.

         In January 1997, we entered into a seven-year supply agreement with Kmart. Under this agreement, Kmart is the exclusive discount department store in the United States to market and sell a broad range of small appliances under the White-Westinghouse(R) brand name.

         The initial term of our agreement with Kmart expires on June 30, 2004. However, Kmart may terminate the agreement without cause after June 30, 2002, or if the supply agreement between Kmart and Windmere relating to consumer electronic products sold under the White-Westinghouse(R) name is terminated. Kmart may also terminate our agreement on the basis of any claim which Kmart reasonably believes impairs or would impair Kmart's ability to receive the benefits of its supply agreement with Windmere or us. The trademark litigation described in the next risk factor existed prior to the execution of our supply agreement with Kmart. However, if Kmart were to view such litigation as a claim which it reasonably believes would impair its ability to receive the benefits of its agreement with Windmere or us, it could terminate our supply agreement.

         Sales to Kmart approximated 16%, 19% and 16% of total net sales of the Company in fiscal years 1999, 1998 and 1997, respectively. The termination or any significant modification of our supply agreement with Kmart could have a material adverse effect on our business, financial condition and results of operations.

AN ADVERSE DECISION IN LITIGATION AND ARBITRATION PROCEEDINGS COULD ADVERSELY AFFECT OUR BUSINESS.

         We are a party to several litigation and arbitration proceedings described below. An adverse decision in either of these proceedings could have a material adverse effect on our business, financial condition and results of operations.

         In November 1996, White Consolidated filed suit for injunctive relief and damages against Westinghouse Electric Corporation (now known as CBS Corporation) in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(TM) name for use on lighting products, fans and electrical accessories for use in the home violates White Consolidated's rights to the Westinghouse(TM) name and constitutes a breach of the agreements under which CBS's predecessor sold White Consolidated its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming White Consolidated, Windmere, Salton and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. CBS sought an injunction prohibiting us, Windmere and White Consolidated from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and White Consolidated, and unspecified damages and attorneys' fees.

         On September 22, 1999, CBS and White Consolidated finalized a settlement agreement relating to the ownership of the White-Westinghouse(R) name for certain consumer products. Under the settlement, we retain our existing rights under our license from White Consolidated for the use of the White-Westinghouse(R) name.

         In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against the Company and its principal executive officers alleging that the Company tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by the Company, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. The Company believes that it has valid defenses against the claims made against it by the Fitness Centers. Ms. Evans has agreed to indemnify the Company against matters relating to her services to the Company.

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserts various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatory and punitive damages of $15 million. An initial arbitration hearing solely with respect to the forgery claim has been scheduled for October 21, 1999.

         Salton believes that these claims are without merit, and Salton intends to vigorously defend itself in the arbitration proceeding.

A SIGNIFICANT DECLINE IN SALES OF OUR GEORGE FOREMAN GRILLS, JUICEMAN OR BREADMAN PRODUCT LINES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our George Foreman Grills(R), Juiceman(R) and Breadman(R) product lines, which include approximately 172 SKUs in the aggregate, have been important to Salton's growth to date. Our total net sales of these product lines were approximately 55.4% of our total net sales for fiscal 1999 and approximately 62% of our total net sales in fiscal 1998. As a result, a significant decline in the sales of any of these product lines would have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS.

         We believe that our future success will depend in part upon our ability to continue to introduce innovative designs in our existing products and to develop, manufacture and market new products. We may not successfully introduce, market and manufacture any new products or product innovations or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. If we fail to develop products and introduce them successfully and in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

OUR DEPENDENCE ON FOREIGN SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS.

         We depend upon unaffiliated foreign companies for the manufacture of most of our products. During fiscal 1999, one supplier located in China accounted for approximately 57.3% of our product purchases. During fiscal 1998, three manufacturers located in China accounted for approximately 13%, 12% and 10%, respectively, of our product purchases. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business, financial condition and results of operations, because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our suppliers could, in the short term, adversely affect our business until alternative supply arrangements were secured.

         Our arrangements with our manufacturers are subject to the risks of doing business abroad, including:

         o        import duties;
         o        trade restrictions;
         o production delays due to unavailability of parts or components;
         o        increase in transportation costs and transportation delays;
         o        work stoppages;
         o        foreign currency fluctuations; and
         o        political instability.

These risks could adversely affect our business, financial condition and results of operations.

         China currently enjoys most-favored-nation ("MFN") trading status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. We cannot assure you that China's MFN trading status will be renewed in the future. If MFN status for goods produced in China were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured for us, which could have a material adverse impact on our business, financial condition and results of operations.

COMPETITION COULD ADVERSELY IMPACT OUR PERFORMANCE.

         The markets for our products are highly competitive. We believe that competition is based upon several factors, including:

         o        price;
         o        access to retail shelf space;
         o        product features and enhancements;
         o        brand names;
         o        new product introductions; and
         o        marketing support and distribution approaches.

         We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.

OUR PERFORMANCE CAN FLUCTUATE WITH THE FINANCIAL CONDITION OF THE RETAIL
INDUSTRY.

         We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. Certain of our retail customers, such as Service Merchandise and Caldor, have filed for bankruptcy protection in recent years. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by, or other adverse change in the financial condition of, a significant customer could have a material adverse effect on our business, financial condition and results of operations.

POTENTIAL FUTURE ACQUISITIONS AND ACQUISITION FINANCING COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         We continue to seek opportunities to acquire businesses and product lines that fit within our acquisition strategy. We may not successfully identify acceptable acquisition candidates or integrate any acquired operations. Any future acquisitions may materially and adversely affect our business, financial condition and results of operations. Opportunities for growth through acquisitions, future operating results and the success of acquisitions may be subject to the effects of, and changes in, United States and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rates, and the effect of taxes and operating conditions.

         Our acquisitions of additional businesses and product lines may require additional capital and the consent of our lenders and may have a significant impact on our financial position and results of operations. We may finance acquisitions with internally generated funds, bank borrowings, public offerings or private placements of debt or equity securities, or through a combination of these sources. This may have the effect of increasing our debt and reducing our cash available for other purposes.

         Acquisitions may also require substantial attention from, and place substantial additional demands upon, our senior management. This may divert their attention away from our existing businesses, making it more difficult to manage effectively. In addition, unanticipated events or liabilities relating to these acquisitions or the failure to retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

OUR INDEBTEDNESS MAY RESTRICT OUR ABILITY TO PURSUE OUR GROWTH STRATEGY.

         We may incur additional indebtedness in the future, including through additional borrowings under our credit agreement, subject to the satisfaction of certain financial tests.

         The degree to which we are leveraged could:

         o        make it more difficult for us to satisfy our obligations;
         o make us more vulnerable to general adverse economic and industry conditions;
         o limit our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements;
         o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;
         o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
         o place us at a competitive disadvantage with less leveraged competitors.

         The terms of our credit agreement and senior subordinated notes impose significant restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, make capital expenditures and pay dividends. In addition, our credit agreement requires us to satisfy specified financial covenants. Our ability to comply with these provisions depends, in part, on factors over which we may have no control. These restrictions could adversely affect our ability to pursue our growth strategy. If we breach any of our financial covenants or fail to make scheduled payments, our creditors could declare all amounts owed to them to be immediately due and payable. We may not have available funds sufficient to repay the amounts declared due and payable, and we may have to sell assets to repay those amounts. Our credit agreement is secured by substantially all of our assets. If we cannot repay all amounts that we have borrowed under our credit agreement, our lenders could proceed against our assets.

OUR MANUFACTURING FACILITIES EXPOSE US TO THE RISKS OF POTENTIAL RAW MATERIAL SHORTAGES AND ENVIRONMENTAL LIABILITIES.

         We manufacture our Toastmaster(R) toasters, countertop ovens and electric heating elements at our owned plant in Macon, Missouri. We also manufacture Ingraham(R) time products at our owned plant in Laurinburg, North Carolina. Although we have begun to outsource certain of our Toastmaster(R) products with overseas vendors, we are currently continuing to manufacture certain products at these plants. We may not be able to manufacture products successfully and in a cost effective manner. Our manufacture of these products exposes us to additional risks, including those relating to the price and availability of raw materials and potential liabilities for environmental damage that our manufacturing facilities may have caused or may cause nearby land owners. During the ordinary course of its operations, Toastmaster has received, and we expect that we may in the future receive, citations or notices from governmental authorities asserting that the manufacturing facilities are not in compliance with, or require investigation or remediation under, applicable environmental statutes and regulations. Toastmaster has generally worked with, and we expect to generally work with, the authorities to resolve the issues raised by the citations or notices. However, we may not always be successful in this regard and such citations or notices could have a material adverse effect on our business, results of operations and financial condition.

LOSS OF KEY PERSONNEL COULD IMPAIR OUR SUCCESS.

         Our continued success will depend significantly on the efforts and abilities of our executive officers: David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; and William B. Rue, President and Chief Operating Officer. Although we have entered into employment agreements with these executive officers, they may not remain in our employment. The loss of the services of one or more of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

OWNERSHIP BY A SIGNIFICANT STOCKHOLDER MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

         Centre Partners and entities directly or indirectly controlled by Centre Partners beneficially own in the aggregate 28.4% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of Salton and one director as long as it and its affiliates own at least 7.5% of the total voting power of Salton. The interests of Centre Partners may conflict with the interests of other stockholders.

THE SEASONAL NATURE OF OUR BUSINESS COULD ADVERSELY IMPACT OUR OPERATIONS.

         Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the months of August through November primarily due to increased demand by customers for our products attributable to holiday sales. This seasonality has also resulted in additional interest expense for us during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period. Lower sales than expected by us during this period, a lack of availability of product, a general economic downturn in retail sales or the inability to service additional interest expense due to increased borrowings could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT RECALLS OR LAWSUITS RELATING TO DEFECTIVE PRODUCTS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

         We face exposure to product recalls and product liability claims in the event that our products are alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain our product liability insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of our insurance coverage. We do not maintain product recall insurance. As a result, we cannot assure you that product recalls and product liability claims will not have a material adverse effect on our business, financial condition and results of operations.

THE INFRINGEMENT OR LOSS OF OUR PROPRIETARY RIGHTS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         We regard our copyrights, trademarks, service marks and similar intellectual property as important to our success. We rely on copyright and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We seek to register our trademarks in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. If any of these rights were infringed or invalidated, our business could be materially adversely affected. In addition, our business activities could infringe upon the proprietary rights of others, who could assert infringement claims against us.

         We license various trademarks and tradenames from third parties for use on our products. These licenses generally place marketing obligations on us in exchange for various fees and royalties based on net sales or profits. Typically, each license may be terminated if we fail to satisfy minimum sales obligations or if we breach the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.

GOVERNMENT REGULATIONS COULD ADVERSELY IMPACT OUR OPERATIONS.

         Most federal, state and local authorities require Underwriters Laboratory, Inc. ("UL"), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Our products, or additional electrical appliances which may be developed by us, may not meet the specifications required by these authorities. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could have a material adverse effect on our business, financial condition and results of operations.

YEAR 2000 ISSUES MAY DISRUPT OUR OPERATION.

         We believe that all of our systems are Year 2000 compliant. However, if any of our systems are not compliant or if our customers or suppliers fail to achieve Year 2000 compliance, we may experience the following adverse consequences:


         o We may be unable to receive our products due to failures by our suppliers;
         o Our customers may be unable to place orders with us due either to our system failures or those of our customers;
         o        We may be unable to deliver our products on a timely basis;
                  and
         o Our customers may be unable to receive and/or pay for our products on a timely basis.

         For a description of our Year 2000 compliance efforts you should read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

TAKEOVER DEFENSE PROVISIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover or may deter takeover attempts by third parties. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

         o        a classified board of directors;
         o        a prohibition on stockholder action through written consents;
         o a requirement that special meetings of stockholders be called only by the board of directors; o availability of "blank check" preferred stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

         We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our credit agreement and senior subordinated notes prohibit us from paying dividends on our capital stock.

OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

         This document includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Business Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         o the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings;

         o our relationship and contractual arrangements with key customers, suppliers and licensors;
         o        the risks relating to pending legal proceedings;
         o        cancellation or reduction of orders;
         o the timely development, introduction and customer acceptance of our products;
         o dependence on foreign suppliers and supply and manufacturing constraints;
         o        competitive products and pricing;
         o        economic conditions and the retail environment;
         o        the availability and success of future acquisitions;
         o        our degree of leverage;
         o        the risks related to intellectual property rights;
         o        year 2000 issues; and
         o other factors both referenced and not referenced in this prospectus.

ITEM 2. PROPERTIES

         A summary of Salton's leased properties is as follows:


LOCATION                                DESCRIPTION                  AREA (SQ. FT.)      LEASE EXPIRATION
--------                                -----------                  --------------      ----------------
Mt. Prospect, IL                   Executive office, warehouse
                                   and repair facility                  34,600            June 30, 2001
Rancho Dominguez, CA               Warehouse and distribution
                                   facility and retail outlet          340,672            October 31, 2002
Harrison, NJ                       Warehouse and distribution
                                   facility and retail outlet          146,555            May 31, 2002
Kenilworth, NJ                     Manufacturing and warehouse/
                                   distribution facilities              97,800            March 31, 2000
Boonville, MO                      Warehouse                            27,000            Month to month
New York, NY                       Sales office                         12,000            December 31,2001
New York, NY                       Sales office                         11,500            December 31, 2001
Gurnee, IL                         Retail outlet                         6,141            January 31, 2000
Westend, NJ                        Retail outlet                         2,400            May 31, 2004
Troy, MI                           Sales office                          1,435            May 31, 2004
Chicago, IL                        Retail store                            560            October 31, 2007

         Salton owns all of the facilities listed below, which it acquired in connection with the acquisition of Toastmaster in January 1999. These facilities have been pledged as collateral to secure payment of Salton's debt obligations. The following table sets forth the location and approximate square footage of each of Salton's significant owned facilities.



LOCATION                                                   USE                                 SQUARE  FEET
--------                                                   ---                                 ------------
Boonville, Missouri...........................  Warehouse and service center                     169,000
Macon, Missouri...............................  Manufacturing facility                           171,000
Laurinburg, NC................................  Manufacturing and warehouse facility             223,000
Columbia, Missouri............................  Warehouse                                        107,000
Columbia, Missouri............................  Warehouse                                         65,000
Moberly, Missouri.............................  Warehouse                                        134,000
Columbia, Missouri............................  Administrative offices                            62,000
Boonville, Missouri...........................  Idle facility                                     58,000
Kirksville, Missouri..........................  Warehouse                                        114,000

         Salton believes that its facilities generally are suitable and adequate for its current level of operations and provide sufficient productive capacity for its foreseeable needs without the need for material capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

 Trademark Litigation

         In November 1996, White Consolidated filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(R) name for use on lighting products, fans and electrical accessories for use in the home violates White Consolidated's rights to the Westinghouse(R) name and constitutes a breach of the agreements under which CBS's predecessor sold White Consolidated its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming White Consolidated, Windmere, Salton and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. CBS sought an injunction prohibiting Salton, Windmere and White Consolidated from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and White Consolidated, and unspecified damages and attorneys' fees.

         On September 22, 1999, CBS and White Consolidated finalized a settlement agreement relating to the ownership of the White-Westinghouse(R) name for certain consumer products. Under the settlement, we retain our existing rights under its license from White Consolidated for the use of the White-Westinghouse(R) name.

         In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against the Company and its principal executive officers alleging that the Company tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by the Company, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. The Company believes that it has valid defenses against the claims made against it by the Fitness Centers. Ms. Evans has agreed to indemnify the Company against matters relating to her services to the Company.

  Environmental

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of June 26, 1999, Salton has accrued approximately $300,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

  Arbitration

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserts various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatory and punitive damages of $15 million. An initial arbitration hearing solely with respect to the forgery claim has been scheduled for October 21, 1999.

         Salton believes that these claims are without merit, and Salton intends to vigorously defend itself in the arbitration proceeding.

  Other

         Salton is a party to various other actions and proceedings incident to its normal business operations. Salton believes that the outcome of such litigation will not have a material adverse effect on the financial condition or annual results of operations of Salton. Salton also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The registrant's common stock has traded on the New York Stock Exchange under the symbol "SFP" since February 26, 1999. From October 1991 until February 25, 1999, our common stock traded on the Nasdaq National Market under the symbol "SALT". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the Nasdaq National Market prior to February 26, 1999 and on the New York Stock Exchange after such date, in each case adjusted for the three-for-two stock split effected on July 28, 1999.


                                               HIGH          LOW
                                               ----          ---
FISCAL 1997

     First Quarter......................... $     5.75     $   3.00
     Second Quarter........................ $     5.83     $   4.17
     Third Quarter......................... $     6.00     $   3.75
     Fourth Quarter........................ $     5.50     $   4.25

FISCAL 1998
     First Quarter......................... $     6.67     $   4.33
     Second Quarter........................ $     7.33     $   4.83
     Third Quarter......................... $     7.50     $   5.33
     Fourth Quarter........................ $     9.25     $   6.58

FISCAL 1999
     First Quarter......................... $    11.17     $   7.67
     Second Quarter........................ $    15.50     $   5.92
     Third Quarter......................... $    22.83     $  14.00
     Fourth Quarter........................ $    33.58     $  14.67

         We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. We are also prohibited from declaring or paying cash dividends on our capital stock under our terms of our credit agreement and senior subordinated notes.

         As of September 18, 1999, there were approximately 370 holders of record of the common stock of the Company. The Company has paid no dividends on the Common stock and it is the Company's present intention to retain earnings to finance the expansion of its business. The Company's New Credit Agreement further restricts its ability to pay dividends.

PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 40,000 shares of the convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if the Company breaches in any material respect any of its material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (as defined below). The payment of dividends is limited by the terms of our credit agreement.

         Each holder of the convertible preferred stock is generally entitled to one vote for each share of Salton common stock which such holder could receive upon the conversion of the convertible preferred stock. Each share of convertible preferred stock is convertible at any time into that number of shares of Salton common stock obtained by dividing $1,000 by the Conversion Price in effect at the time of conversion. The "Conversion Price" is equal to $11.33, subject to certain anti-dilution adjustments.

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

         The Company may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of Salton's common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Performance per share, payable at the Company's option in cash or shares of Salton common stock.

         As of September 21, 1998, there were 40,000 shares of the convertible preferred stock outstanding held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below for Salton, Inc. is derived from the Company's audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.



                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA.)


                                                        JUNE 26,      JUNE 27,      JUNE 28,       JUNE 29,         JULY 1,
                                                         1999           1998          1997           1996            1995
                                                     -----------    -----------    -----------    -----------    -----------
Net sales                                            $   506,116    $   305,599    $   182,806    $    99,202         76,991
Cost of sales                                            285,526        179,376        121,590         66,923         55,552
Distribution expenses                                     21,621         12,327          7,809          5,856          4,569
                                                     -----------    -----------    -----------    -----------    -----------
Gross profit                                             198,969        113,896         53,407         26,423         16,870
Selling, general, and administrative
  expenses                                               129,588         84,216         42,944         21,343         13,142
                                                     -----------    -----------    -----------    -----------    -----------
Operating income (loss)                                   69,381         29,680         10,463          5,080          3,728
Interest expense, net                                    (15,518)        (5,333)        (4,063)        (3,934)        (3,057)
Costs associated with refinancing                                        (1,133)
Realized gain on sale of marketable
   securities                                                             8,972
                                                     -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes                                53,863         32,186          6,400          1,146            671
Income tax expense (benefit)                              19,320         12,205          2,001         (3,450)            20
                                                     -----------    -----------    -----------    -----------    -----------
Net income (loss)                                    $    34,543    $    19,981    $     4,399    $     4,596    $       651
                                                     ===========    ===========    ===========    ===========    ===========

Weighted average common shares outstanding                10,760         19,594         19,260          9,764          8,445
Net income (loss) per share: Basic                   $      3.21    $      1.02    $      0.23    $      0.47    $      0.08
Weighted average common shares and
  Common equivalent shares outstanding                    14,562         20,259         19,623          9,942          8,852
Net income (loss) per share: Diluted                 $      2.37    $      0.99    $      0.22    $      0.46    $      0.07

BALANCE SHEET DATA:
  Working capital                                    $   165,936    $    44,768    $    17,996    $    12,244    $     9,072
  Total assets                                           328,316        141,397        102,343         59,481         41,121
  Long-term debt                                         182,329           --            4,933          3,754            900
  Stockholders' equity                                    50,739         57,711         38,622         19,925         15,329

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: the Company's degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings, as well as other risks referenced from time to time in the Company's filings with the SEC.. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Salton is a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances, tabletop products and personal care/time products. Salton acts as a marketing service provider by managing its brands and product lines in a manner that allows its retail customers to differentiate themselves to consumers. Salton has the leading domestic market share in toasters, juice extractors, indoor grills, bread bakers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. Salton outsources most of its production to independent manufacturers, primarily in the Far East.

         Salton's portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R), Atlantis(R), SASAKI(R), Rejuvenique(R) and Ingraham(R). Salton is also a leading designer and distributor of small appliances in the U.S. under such well-known names as Kenmore(R) and Magic Chef(R).

         Salton predominantly sells its products to mass merchandisers, department stores, specialty stores and mail order catalogs. Salton also sells certain of its products directly to consumers through infomercials and its Internet website. Salton markets and sells its products primarily in the U.S. through its own sales force and a network of independent commissioned sales representatives.

         In July 1998, Salton completed a recapitalization by issuing $40.0 million of its convertible preferred stock to affiliates of Centre Partners and repurchasing 9,802,608 shares of its common stock owned by Windmere for $8 per share plus a $15.0 million junior subordinated note. In December 1998, Salton issued $125.0 million of 10 3/4% senior subordinated notes, primarily to repay certain indebtedness.

         On January 7, 1999, Salton acquired Toastmaster, a Columbia, Missouri based manufacturer and marketer of kitchen and small appliances and time products. Through Toastmaster, Salton designs, manufactures, markets and services a wide array of kitchen and small appliances and time products under the brand names Toastmaster(R) and Ingraham(R).

         Salton believes that through its proven ability to source products overseas, it can achieve significant cost savings through more favorable product pricing and other terms. Although Salton is currently continuing to produce certain Ingraham(R) time products at its Laurinburg, North Carolina plant and certain Toastmaster(R) small appliances at its Macon, Missouri plant, Salton is implementing its strategy of outsourcing certain appliances to overseas vendors. Other anticipated cost savings identified by Salton include advertising, ocean freight, warehousing and corporate overhead expenses.

         Salton's ability to successfully integrate Toastmaster will depend upon its ability to achieve revenue enhancements and recognize cost savings and on other factors, including economic conditions and the retail environment.

         Salton's operating results for fiscal 1999 include the operating results of Toastmaster from its acquisition date of January 7, 1999.

         The following table sets forth Salton's results of operations as a percentage of net sales for the period indicated:


                                                    FISCAL YEAR ENDED
                                                    -----------------
                                            JUNE 26,  JUNE 27,   JUNE 28,
                                             1999       1998       1997
                                           --------   --------   ---------
Net sales ..............................     100.0%     100.0%     100.0%
Cost of goods sold .....................      56.4       58.7       66.5
Distribution expenses ..................       4.3        4.0        4.3
                                           -------    -------    -------
   Gross profit ........................      39.3       37.3       29.2
Selling, general and administrative
 expenses ..............................      25.6       27.6       23.5
                                           -------    -------    -------
   Operating income ....................      13.7%       9.7%       5.7%
                                           =======    =======    =======

YEAR ENDED JUNE 26, 1999 COMPARED TO YEAR ENDED JUNE 27, 1998

         Net Sales. Net sales for the fiscal year ended June 26, 1999 were $506.1 million, an increase of approximately $200.5 million or 65.6% compared to net sales of $305.6 million for the fiscal year ended June 27, 1998. This increase is primarily attributable to increased sales of products within the George Foreman Grills(R) product line, White-Westinghouse(R) sales under the Kmart program, sales by our newly acquired wholly-owned subsidiary Toastmaster, and sales of our Farberware(R) products. Net sales of White-Westinghouse(R) products to Kmart approximated 16% of net sales in fiscal 1999 compared to 19% of net sales in fiscal 1998.

         Gross Profit. Gross profit in fiscal 1999 was $199.0 million or 39.3% of net sales as compared to $113.9 million or 37.3% in fiscal 1997. Cost of goods sold during the period decreased to 56.4% of net sales compared to 58.7% in fiscal 1998. Distribution expenses were $21.6 million or 4.3% of net sales in fiscal 1999 compared to $12.3 million or 4.0% of net sales in fiscal 1998. Gross profit and costs of goods sold in fiscal 1999 as a percentage of net sales improved primarily due to a more favorable mix of sales in their respective channels of distribution when compared to fiscal 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $129.6 million or 25.6% of net sales in fiscal 1999 compared to $84.2 million or 27.6% of net sales in fiscal 1998. Expenditures for television, certain media and cooperative advertising coverages and royalty expenses were $88.0 million or 17.4% of net sales in fiscal 1999 compared to $58.3 million or 19.1% of net sales in fiscal 1998. Through increased leverage of fixed costs, the remaining selling, general and administrative costs decreased to 8.2% of net sales or $41.6 million in fiscal 1999 compared to 8.5% of net sales or $25.9 million in fiscal 1998.

         Operating Income. As a result of the foregoing, operating income increased by $39.7 million or 133.8%, to $69.4 million in fiscal 1999 from $29.7 million in fiscal 1998. Operating income as a percentage of net sales increased to 13.7% in fiscal 1999 from 9.7% in fiscal 1998, primarily as a result of higher net sales and the increased leverage of fixed costs.

         Net Interest Expense. Net interest expense was approximately $15.5 million for fiscal 1999 compared to $5.3 million in fiscal 1998. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.2% in fiscal 1999 compared to 9.5% in fiscal 1998. The average amount of all debt outstanding was $155.7 million for fiscal 1999 compared to $52.4 million for the same period in fiscal 1998. This increase was used to complete Salton's recapitalization, complete the acquisition of Toastmaster and to finance higher net sales.

         Subsequent to the year ended June 27, 1998, Salton consummated the recapitalization. In connection therewith, Salton used a portion of the proceeds it received from the new credit agreement to refinance all outstanding indebtedness under Salton's prior credit agreement. Accordingly, at June 27, 1998, Salton had incurred expense with the early termination of the prior credit agreement of approximately $1.1 million.

         During fiscal 1998, Salton sold shares of Windmere common stock it held as marketable securities during the period. The sale of these shares provided a realized gain of approximately $9.0 million.

         Income Tax Expense. Salton had tax expense of $19.3 million in fiscal 1999 as compared to tax expense of $12.2 million in fiscal 1998.

         Net income. Net income increased 72.9% to $34.5 million in fiscal 1999, compared to $20.0 million in fiscal 1998. Excluding a non-recurring after tax gain of approximately $5.4 million ($9.0 million before taxes) from the sale of marketable securities by Salton, and after-tax costs of approximately $681,000 ($1.1 million before taxes) associated with the refinancing of Salton's credit facility, net income increased 126.1% in fiscal 1999.

         Earnings per share. Basic earnings per common share were $3.21 per share on weighted average common shares outstanding of 10,760,455 in fiscal 1999 compared to earnings of $1.02 per share on weighted average common shares outstanding of 19,593,698 in the same period in fiscal 1998. Diluted earnings per common share were $2.37 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,561,964 in fiscal 1999 compared to earnings of $0.99 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 20,259,395 in the same period in fiscal 1998. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

YEAR ENDED JUNE 27, 1998 COMPARED TO YEAR ENDED JUNE 28, 1997

         Net Sales. Net sales for the fiscal year ended June 27, 1998 were $305.6 million, an increase of approximately $122.8 million or 67.2% compared to net sales of $182.8 million for the fiscal year ended June 28, 1997. This increase is primarily attributable to increased sales of the Juiceman(R) juice extractors and George Foreman Grills(R), Farberware(R) products, and White-Westinghouse(R) sales under the Kmart supply agreement. Net sales of White-Westinghouse(R) products to Kmart approximated 19% and 16% of net sales in fiscal 1998 and fiscal 1997, respectively.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $84.2 million or 27.6% of net sales in fiscal 1998 compared to $42.9 million or 23.5% of net sales in fiscal 1997. Expenditures for television, certain media and cooperative advertising coverages and royalty expenses were $58.3 million or 19.1% of net sales in fiscal 1998 compared to $25.7 million or 14.1% of net sales in fiscal 1997. The remaining selling, general and administrative costs were $25.9 million or 8.5% of net sales in fiscal 1998 compared to $17.2 million or 9.4% of net sales in fiscal 1997. The dollar increase was primarily attributable to higher costs for additional personnel, trade show expenses, sales commissions and various other costs related to the higher level of sales.

         During fiscal 1998, certain of Salton's customers, namely HomePlace Stores, Inc. and Venture Stores, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These customers owed Salton amounts aggregating approximately $2.4 million. A provision of approximately $1.0 million was made for the estimated potential losses from these Chapter 11 bankruptcy filings.

         Operating Income. As a result of the foregoing, operating income increased by $19.2 million or 183.7%, to $29.7 million in fiscal 1998 from $10.5 million in fiscal 1997. Operating income as a percentage of net sales increased to 9.7% in fiscal 1998 from 5.7% in fiscal 1997.

         Net Interest Expense. Net interest expense was approximately $5.3 million for fiscal 1998 compared to $4.1 million in fiscal 1997. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in fiscal 1998 compared to 10.5% in fiscal 1997. The average amount outstanding under Salton's revolving line of credit increased about $22.2 million when compared to the average amount outstanding a year ago. This increase was used primarily to finance higher net sales and a seasonal build in inventory. Interest expense during the period was offset by interest income earned on the promissory note from Windmere issued to Salton in July 1996.

         Subsequent to the year ended June 27, 1998, Salton consummated the recapitalization. In connection therewith, Salton used a portion of the proceeds it received from the new credit agreement to refinance all outstanding indebtedness under Salton's prior credit agreement. Accordingly, at June 27, 1998, Salton had incurred expense with the early termination of the prior credit agreement of approximately $1.1 million.

         Salton sold shares of Windmere common stock it held as marketable securities during the period. The sale of these shares provided a realized gain of approximately $9.0 million.

         Income Tax Expense. Salton had tax expense of $12.2 million in fiscal 1998 as compared to tax expense of $2.0 million in fiscal 1997. Net operating loss carryforwards and resultant deferred tax assets were used in both periods to significantly offset current income taxes payable.

         Net income. Net income increased to $20.0 million in fiscal 1998,compared to $4.4 million in fiscal 1997, including a non-recurring after tax gain of approximately $5.4 million ($9.0 million before taxes) from the sale of marketable securities by Salton, and after-tax costs of approximately $681,000 ($1.1 million before taxes) associated with the refinancing of Salton's credit facility.

         Earnings per share. Basic earnings per common share were $1.02 per share on weighted average common shares outstanding of 19,593,698 in fiscal 1998 compared to earnings of $0.23 per share on weighted average common shares outstanding of 19,260,418 in the same period in fiscal 1997. Diluted earnings per common share were $0.99 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 20,259,395 in fiscal 1998 compared to earnings of $0.22 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 19,623,381 in the same period in fiscal 1997. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999, Salton provided net cash of $15.2 million from operating activities and used $113.5 million in investing activities. This usage was primarily for the acquisition of Toastmaster, as well as increased investment in capital assets, primarily tooling. Financing activities provided net cash of $108.9 million. This net cash came primarily from borrowings of $90.0 million under the Tranche A Term Loan, the issuance of $125.0 million of senior subordinated notes, $75.0 million under the Amended Credit Agreement (consisting of $30.0 million under the Revolving Credit Facility and $45.0 million under the Term Loan), and the issuance of $40.0 million of convertible preferred stock, offset by $70.8 million used for the stock repurchase, $90.0 million repayment of the Tranche A Term Loan, $50.5 million repayment of the revolving line of credit under a previously existing credit agreement, and approximately $11.1 million in costs paid for the issuance of the senior subordinated notes, the credit agreement and the issuance of the convertible preferred stock.

         At June 26, 1999, Salton had debt outstanding of $214.6 million and had the ability to borrow up to an additional $50.0 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-summer to fall.

         On July 28, 1998, Salton repurchased 9,802,608 shares of Salton common stock owned by Windmere. Prior to this stock repurchase, Windmere owned approximately 50% of the outstanding Salton common stock. Salton paid Windmere $8 per share in cash plus a $15.0 million junior subordinated note. The junior subordinated note matures on January 31, 2005 and bears interest at 4.0% per annum payable annually. This note is subject to offsets of interest and principal equal to 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During fiscal 1999, Salton purchased approximately $32.3 million of products from Windmere. The principal amount of the junior subordinated note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with this stock repurchase:

         o Windmere effectively repaid in full a promissory note in the principal amount of approximately $10.8 million which Windmere had issued to Salton in July, 1996;
         o Salton purchased for approximately $3.3 million an option to purchase up to 687,750 shares of Salton common stock which Salton had granted to Windmere in July, 1996; and
         o Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications.

         On July 28, 1998, Salton entered into a credit agreement among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The credit agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million tranche A term loan, a $75.0 million delayed draw term loan and a $50.0 million revolving credit facility.

         On July 28, 1998, Salton also issued $40.0 million of Salton convertible preferred stock to affiliates of Centre Partners Management LLC. The convertible preferred stock is generally non-dividend bearing and is currently convertible into 3,529,412 shares of Salton common stock, reflecting a $11.33 per share conversion price.

         Salton used borrowings of $90.0 million under the tranche A term loan and the net proceeds from the issuance of the convertible preferred stock to:


         o pay the $70.8 million cash portion of the purchase price for the 9,802,608 shares of Salton common stock, which amount is net of $10.8 million due and owing by Windmere under its promissory note to Salton, which note was cancelled at the closing of the stock repurchase; and net of the issuance of a six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum and was recorded at its fair value of $9,096;
         o refinance all outstanding indebtedness under Salton's prior loan agreement in an amount equal to approximately $51.7 million; and
         o pay fees and expenses of the stock repurchase and the financing of such repurchase.

         On December 16, 1998, Salton issued in a private offering $125.0 million of 10 3/4% senior subordinated notes due 2005. Salton used the aggregate gross proceeds of this offering:

         o to repay a total of approximately $110.0 million of outstanding indebtedness under the new credit agreement, consisting of $90.0 million under the tranche A term loan and approximately $20.0 million under the revolving credit facility, together with accrued interest of approximately $0.8 million with respect to the indebtedness being repaid;
         o to pay fees and expenses incurred in connection with the offering; and
         o        for working capital and general corporate purposes.

         Upon the repayment of the tranche A term loan, this facility was permanently terminated. In March 1999, Salton exchanged the $125.0 million of 10 3/4% senior subordinated notes for an equal aggregate principal amount of publicly-registered notes.

         The senior subordinated notes contain a number of significant covenants that, among other things, restrict the ability of Salton to:

         o        dispose of assets;
         o        incur additional indebtedness;
         o        prepay other indebtedness;
         o        pay dividends;
         o        repurchase or redeem capital stock;
         o        make certain investments;
         o        enter into sale and lease-back transactions;
         o        make certain acquisitions;
         o        engage in mergers and consolidation;
         o        create liens; or
         o        engage in certain transactions with affiliates.

         In addition, under the senior subordinated notes, Salton is required to comply with a specified financial fixed charge coverage ratio.

         On January 7, 1999, Salton amended and restated the credit agreement to, among other things, replace the delayed draw term loan with a $45.0 million tranche B term loan and increase the revolving credit facility from $50.0 million to $80.0 million.

         The credit agreement as amended and restated provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million tranche B term loan at an established base rate equivalent to the prime rate of interest plus an applicable margin of 225 basis points or, at Salton's election, a eurodollar rate equivalent to the LIBOR rate plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million revolving credit facility at an established base rate equivalent to the LIBOR rate plus an applicable margin of 300 basis points based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The credit agreement is secured by a first lien on substantially all Salton's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

         The credit agreement contains a number of significant covenants that are substantially the same as those in the senior subordinated notes. In addition, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and a maximum leverage ratio.

         On January 7, 1999, Salton acquired all of the stock of Toastmaster and paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Salton repaid Toastmaster's outstanding debt of $57.8 million in connection with the acquisition. The acquisition was accounted for as a purchase; accordingly the purchase price was preliminarily allocated to the underlying assets and liabilities based on their respective estimated fair value at the date of the acquisition.

         Salton's ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures, will depend upon its future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond its control. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the credit agreement, will be adequate to meet Salton's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments. There can be no assurance, however, that Salton's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, Salton may be required to refinance all or a portion of its existing debt or to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. For the period ended June 26, 1999 components of other comprehensive income (loss) include foreign currency translation gains and minimum pension liability, net of tax.

         During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The effect of this new statement is limited to the form and content of disclosures.

         During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards, No. 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." The effect of this new statement is limited to the form and content of disclosures.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 1999 with the issuance of SFAS No. 137. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 will change accounting and disclosure requirements for derivative instruments and hedging activities. Salton is in the process of determining the effect that this new standard will have on its consolidated financial statements and/or disclosures.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE

         The results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. Salton generally negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, Salton's cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases.

YEAR 2000 ISSUES

         The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or miscalculations causing disruptions of operations. Salton currently uses information technology throughout its operations.

         Management believes that Salton's systems are Year 2000 compliant. Salton has upgraded and substantially completed the internal testing of its information technology systems and will continue to monitor such systems throughout 1999. Salton has also specifically addressed internally its non-information technology related systems and believes that there will be no significant operational problems relating to the Year 2000 issue. Salton has not obtained, and does not intend to obtain, an independent verification and validation of its Year 2000 compliance status.

         Although Salton believes it has substantially completed its Year 2000 project by upgrading its systems, Salton cannot make any assurances that the upgraded systems will be free of defects. If any such risks materialize, Salton could experience material adverse consequences to its business, financial condition and results of operations.

         Year 2000 compliance may also adversely affect Salton's business, financial condition and results of operations indirectly by causing complications of, or otherwise affecting, the operations of any one or more of its suppliers and customers. Salton has contacted its significant suppliers and certain of its customers in an attempt to identify any potential Year 2000 compliance issues with them. Salton currently believes that its major suppliers have made significant progress with respect to Year 2000 compliance issues. Salton is currently unable to anticipate the magnitude of the operational or financial impact on it of Year 2000 compliance issues with its customers even though Salton believes that these customers have implemented significant programs with respect to Year 2000 compliance issues.

         Notwithstanding Salton's progress to date, there are several ways in which its systems could still be affected by the Year 2000 problem. First, the software code Salton uses in its information systems may not in fact be Year 2000 compliant in all instances. Second, Salton may be unable to fully test and monitor the upgrades, making it difficult for Salton to identify and remedy any problems that might exist. Third, Salton's customers, suppliers and shippers may be unable to achieve Year 2000 compliance in time.

         The most reasonably likely worst-case scenario resulting from Salton's inability, or the inability of its suppliers, customers or shippers, to become Year 2000 compliant, includes the following adverse effects:

         o Salton would be unable to receive products due to Year 2000-related failure on the part of its suppliers causing Salton to be unable to fulfill the orders of many of its customers for Salton's products.
         o Salton's customers would be unable to place their orders with Salton because of its own system failure or those of its customers resulting in delayed or potentially lost orders for Salton's products.
         o Salton would be unable to deliver ordered products to its customers on a timely basis due to a system failure at Salton or at one of its product shippers leading to delays in arrival of Salton's products and possibly dissatisfied customers.
         o Salton's customers would be unable to receive and/or pay for Salton products on a timely basis.

         Salton is currently reviewing the implementation of contingency plans relating to the Year 2000 compliance problems in its own systems or those of its suppliers, customers or shippers.

         Salton has incurred approximately $900,000 to date to resolve and test Salton's Year 2000 compliance issues. All expenses incurred in connection with Year 2000 compliance are expensed as incurred, other than acquisitions of new software or hardware, which are capitalized. Salton currently estimates that the aggregate incremental cost of its Year 2000 compliance efforts will not exceed $250,000.

         Salton's assessment of its Year 2000 compliance is based on numerous assumptions about future events, including third party modification plans and other factors. However, there can be no guarantee that this assessment is correct and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

SEASONALITY

         Salton's business is highly seasonal, with operating results varying from quarter to quarter. Salton has historically experienced higher sales during the months of August through November primarily due to increased demand by customers for

Salton's products attributable to holiday sales. This seasonality has also resulted in additional interest expense to Salton during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period.

ITEM 7A.      QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

The following tables provide information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates in the United States. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.


(DOLLARS IN THOUSANDS)
FISCAL YEAR 1999                        2000       2001      2002       2003      2004      THEREAFTER     TOTAL        FAIR
                                                                                                                        VALUE

Liabilities:
Revolver                               $30,000                                                            $ 30,000    $ 30,000
  Average interest rates                  7.98%
Jr. subordinated note payable                                                    $14,126                  $ 14,126    $  8,949
  Average interest rate                                                                8%
Long-term debt, including current
portion
  Fixed rate amount                                                                           $125,000    $125,000    $125,000
  Average interest rates                                                                         10.75%
  Variable rate amount                 $   500     $ 500      $ 500     $ 500    $11,000      $ 31,875    $ 44,875    $ 44,875
  Average interest rates                  8.25%     8.25%      8.25%     8.25%      8.29%         8.31%



FISCAL YEAR 1998                         1999      2000       2001      2002       2003    THEREAFTER    TOTAL     FAIR VALUE
Liabilities:
Revolver                               $ 50,475                                                           $50,475     $50,475
  Average interest rates                   9.48%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton, Inc.
Mount Prospect, Illinois

         We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of June 26, 1999 and June 27, 1998 and the related consolidated statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended June 26, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. as of June 26, 1999 and June 27, 1998 and the results of its operations and its cash flows for each of the three years in the period ended June 26, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP


September 3, 1999
Chicago, Illinois

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS Except Share Data)

                                                                      JUNE 26,        JUNE 27,
                                                                        1999           1998
                                                                    ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash .........................................................   $     11,240    $        661
   Accounts receivable, less allowance:
       1999--$6,102; 1998--$3,000 ...............................         96,179          43,225
   Inventories ..................................................        144,124          76,506
   Prepaid expenses and other current assets ....................          6,350           2,940
   Deferred income taxes ........................................          3,134           4,605
                                                                    ------------    ------------
         Total current assets ...................................        261,027         127,937
Property Plant and Equipment::
   Land .........................................................            928
   Buildings ....................................................          4,696
   Molds and tooling ............................................         26,364          16,787
   Warehouse equipment ..........................................          6,142             453
   Office furniture and equipment ...............................          6,097           5,342
                                                                    ------------    ------------
           ......................................................         44,227          22,582
   Less accumulated depreciation ................................        (19,576)        (14,267)
                                                                    ------------    ------------
           ......................................................         24,651           8,315
Intangibles, net of accumulated amortization, and other non-
   current assets ...............................................         42,638           5,145
                                                                    ------------    ------------
TOTAL ASSETS ....................................................   $    328,316    $    141,397
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt ..............   $     32,229    $     50,475
   Accounts payable .............................................         40,997          18,960
   Accrued expenses .............................................         21,865           7,235
   Income taxes payable .........................................                          6,499
                                                                    ------------    ------------
         Total current liabilities ..............................         95,091          83,169
Non-current deferred income taxes ...............................            157             517
Long-term Debt ..................................................        182,329
                                                                    ------------    ------------
         Total liabilities ......................................        277,577          83,686
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
       2,000,000 shares, 40,000 shares issued
   Common stock, $.01 par value; authorized,
       20,000,000 shares; shares issued and outstanding:
       1998--10,251,828; 1997--19,649,466 .......................            201             197
   Treasury stock - at cost .....................................        (90,804)
   Additional paid-in capital ...................................         91,900          53,415
   Note receivable ..............................................                        (10,848)
   Accumulated other comprehensive income .......................            (48)
   Retained earnings ............................................         49,490          14,947
                                                                    ------------    ------------
         Total stockholders' equity .............................         50,739          57,711
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $    328,316    $    141,397
                                                                    ============    ============

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
           YEARS ENDED JUNE 26, 1999, JUNE 27, 1998, AND JUNE 28, 1997


(IN THOUSANDS EXCEPT PER SHARE DATA)                     1999            1998            1997
                                                     ------------    ------------    ------------
Net sales ........................................   $    506,116    $    305,599    $    182,806
Cost of goods sold ...............................        285,526         179,376         121,590
Distribution expenses ............................         21,621          12,327           7,809
                                                     ------------    ------------    ------------
Gross profit .....................................        198,969         113,896          53,407
Selling, general and administrative expenses .....        129,588          84,216          42,944
                                                     ------------    ------------    ------------
Operating income .................................         69,381          29,680          10,463
Interest expense, net ............................        (15,518)         (5,333)         (4,063)
Costs associated with refinancing ................                         (1,133)
Realized gain on marketable securities ...........                          8,972
                                                     ------------    ------------    ------------
Income before income taxes .......................         53,863          32,186           6,400
Income tax expense ...............................         19,320          12,205           2,001
                                                     ------------    ------------    ------------
Net income .......................................   $     34,543    $     19,981    $      4,399
                                                     ============    ============    ============

Weighted average common shares outstanding .......         10,760          19,594          19,260

Weighted average common and common
    equivalent shares outstanding ................         14,562          20,259          19,623

Net income per common share: Basic ...............   $       3.21    $       1.02    $       0.23
                                                     ============    ============    ============

Net income per common share: Diluted .............   $       2.37    $       0.99    $       0.22
                                                     ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                                  Salton, Inc.
                 Consolidated Statement of Stockholders' Equity
                Years Ended June 29, 1996 Through June 26, 1999



                                          COMMON       PREFERRED                          ADDITIONAL    RETAINED
                                          SHARES        SHARES      COMMON   PREFERRED    PAID IN      EARNINGS   TREASURY
(in thousands)                          OUTSTANDING   OUTSTANDING    STOCK    STOCK       CAPITAL      (DEFICIT)   STOCK
                                       ------------   -----------  --------  ----------   ---------    --------   --------
Balance, June 29, 1996
As previously reported                        6,509                $     65                $ 29,293   $ (9,433)
3-for-2 stock split effective
July 28, 1999                                 3,254                      33                     (33)
                                           --------    --------    --------    --------    --------    --------   --------
Balance, June 29, 1996                        9,763        --            98        --        29,260     (9,433)       --
Net income                                                                                               4,399
Other comprehensive income:
   Unrealized gain on securities
      available for sale
      net of tax of $720
   Total Comprehensive Income
Issuance of Common Stock                      9,763                      98                  23,618
Issuance of Warrants                                                                             82
Stock options exercised                          18                                              11
                                           --------    --------    --------    --------    --------    --------   --------
Balance, June 28, 1997                       19,544        --           196        --        52,971     (5,034)       --
                                           --------    --------    --------    --------    --------    --------   --------
Net income                                                                                              19,981
Other comprehensive income:
   Unrealized gains
      reclassifiaction adjustment
      net of tax of $720
   Total Comprehensive Income
Issuance of common stock                         38                                             300
Stock options exercised                          68                       1                     144
                                           --------    --------    --------    --------    --------    --------   --------
Balance, June 27, 1998                       19,650        --           197        --        53,415     14,947        --
                                           --------    --------    --------    --------    --------    --------   --------
Net income                                                                                              34,543
Other comprehensive income
   Minimum pension liability
    net of tax of $28
   Foreign currency translation
   Total comprehensive income
Issuance of preferred stock                                  40                              37,000
Purchase of treasury stock                   (9,803)                                                               (90,804)
Stock options exercised                         405                       4                   1,485
                                           --------    --------    --------    --------    --------    --------   --------
Balance, June 26, 1999                       10,252          40         201        --      $ 91,900    $ 49,490   $(90,804)
                                           ========    ========    ========    ========    ========    ========   ========




                                        ACCUMULATED
                                          OTHER                                  TOTAL                 TOTAL
                                       COMPREHENSIVE              NOTE        STOCKHOLDERS'        COMPREHENSIVE
(in thousands)                           INCOME               RECEIVABLE        EQUITY                INCOME
                                       -------------          ----------      -------------        -------------
Balance, June 29, 1996
As previously reported                                                            $ 19,925
3-for-2 stock split effective
July 28, 1999
                                        -------                   ---------       --------
Balance, June 29, 1996                        -                           -         19,925
Net income                                                                           4,399           $ 4,399
Other comprehensive income:
   Unrealized gain on securities
      available for sale
      net of tax of $720                $ 1,337                                      1,337             1,337
                                                                                                     -------
   Total Comprehensive Income                                                                        $ 5,736
                                                                                                     =======
Issuance of Common Stock                                          $ (10,848)        12,868
Issuance of Warrants                                                                    82
Stock options exercised                                                                 11
                                        -------                   ---------       --------
Balance, June 28, 1997                    1,337                     (10,848)        38,622
                                        -------                   ---------       --------
Net income                                                                          19,981           $19,981
Other comprehensive income:
   Unrealized gains
      reclassifiaction adjustment

      net of tax of $720                 (1,337)                                    (1,337)           (1,337)
                                                                                                    --------
   Total Comprehensive Income                                                                       $ 18,644
                                                                                                    ========
Issuance of common stock                                                               300
Stock options exercised                                                                145
                                        -------                   ---------       --------
Balance, June 27, 1998                        -                     (10,848)        57,711
                                        -------                   ---------       --------
Net income                                                                          34,543           $34,543
Other comprehensive income
   Minimum pension liability
    net of tax of $28                       (50)                                       (50)              (50)
   Foreign currency translation               2                                          2                 2
                                                                                                    --------
   Total comprehensive income                                                                       $ 34,495
                                                                                                    ========
Issuance of preferred stock                                                         37,000
Purchase of treasury stock                                           10,848        (79,956)
Stock options exercised                                                              1,489


Balance, June 26, 1999                  $   (48)                          -       $ 50,739
                                        =======                   =========       ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 26, 1999, JUNE 27, 1998, AND JUNE 28, 1997


(IN THOUSANDS)

                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................   $     34,543    $     19,981    $      4,399
   Adjustments to reconcile net income
      to net cash from operating activities:
   Gain on sale of marketable securities ........................                         (8,972)
   Deferred income taxes ........................................          4,109          (1,428)            822
   Depreciation and amortization ................................          7,301           4,301           3,136
   Purchase reduction of note payable and other
     non-cash items .............................................           (208)
   Changes in assets and liabilities, net of acquisition:
   Accounts receivable ..........................................        (12,176)        (17,578)         (9,776)
   Inventories ..................................................        (26,406)        (34,537)        (13,680)
   Prepaid expenses and other current assets ....................         (1,365)          1,881          (2,888)
      Accounts payable ..........................................         14,716           1,599           7,304
   Taxes payable ................................................         (4,290)          6,406              81
   Accrued expenses .............................................         (1,032)          3,245           1,636
                                                                    ------------    ------------    ------------
      Net cash from operating activities ........................         15,192         (25,102)         (8,966)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................         (5,390)         (4,565)         (4,608)
   Proceeds from the sale of marketable securities ..............                         19,072
   Acquisition of businesses ....................................       (108,126)                         (1,739)
                                                                    ------------    ------------    ------------
      Net cash from investing activities ........................       (113,516)         14,507          (6,347)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment) proceeds from revolving line of credit .......        (20,475)         12,498          13,882

   Repayment of long-term debt ..................................        (90,125)
   Proceeds from long-term debt .................................        260,000
   (Repayment) proceeds from subordinated debt and
     other debt .................................................           (125)         (5,433)          4,516
   Costs associated with refinancing ............................         (8,065)          1,133
   Common stock issued ..........................................          1,489             445              11
   Preferred stock issued .......................................         40,000
   Purchase of treasury stock ...................................        (70,799)
   Costs associated with preferred stock issuance ...............         (2,999)
   Offering costs associated with stock issuance.................                                           (486)
                                                                    ------------    ------------    ------------
      Net cash from financing activities ........................        108,901           8,643          17,922
                                                                    ------------    ------------    ------------
   The effect of exchange rate changes on cash ..................              2
                                                                    ------------
   Net (decrease) increase in cash ..............................         10,579          (1,952)          2,609
   Cash--Beginning of year ......................................            661           2,613               4
                                                                    ------------    ------------    ------------
   Cash--End of year ............................................   $     11,240    $        661    $      2,613
                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ..................................................   $     14,046    $      5,893    $      3,939
      Income taxes ..............................................   $     25,022    $      5,799    $      1,698

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In the quarter ended September 26,1998, the Company repurchased 9,803 shares of the Company's common stock from Windmere--Durable Holdings Inc. ("Windmere") for a total purchase price of $90,804. The purchase price included the issuance of a six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,096 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,848.

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED JUNE 26, 1999, JUNE 27, 1998, AND JUNE 28, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Salton, Inc. ("Salton" or the "Company") is a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances, tabletop products and personal care/time products. The Company manufactures small electrical kitchen and household appliances and time products sold under the Toastmaster(R) and Ingraham(R) labels. The Company has manufacturing facilities in Missouri and North Carolina.

         The Company's portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R) China, AtLANTIS(R) Crystal, Sasaki(R), Gear(R), Rejuvenique(R), Salton Creations(R), Marilyn Monroe(TM), Taco Bell(R), Looney Tunes(R), Salton TIME(R), Ingraham(R), Timex(R), and Indiglo(R).

         Principles of Consolidation--The consolidated financial statements include the accounts of Salton and its subsidiaries, Toastmaster Inc., Toastmaster de Mexico S.A. de C.V., Home Creations Direct, Ltd. and Salton Hong Kong, Ltd. Intercompany balances and transactions are eliminated in consolidation.

         Use of Estimates--In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

         Accounting Period--The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997 each consisted of 52 weeks and are referred to as "fiscal 1999", "fiscal 1998", and "fiscal 1997", respectively.

         Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, for approximately 32% of the Company's inventories. All remaining inventory cost is determined on the first-in, first-out basis. See Note 3 "Inventories."

         Property, Plant and Equipment--Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from three to forty years. For tax purposes, assets are depreciated using accelerated methods.

         Intangible and Non-current Assets--Intangible assets, which are amortized over their estimated useful lives, and other non-current assets consist of:


                                            USEFUL LIFE      JUNE 26,      JUNE 27,
(IN THOUSANDS)                              (IN YEARS)         1999          1998
                                            -----------     ---------      ---------
Goodwill ...............................       10-40        $  32,768      $   2,117
Financing and organization costs .......         2-7            7,051            109
Patents and trademarks .................        5-20            2,711          2,919
Other non-current assets ...............                          108
Intangible assets, net, and other                           ---------      ---------
  non-current assets ...................                    $  42,638      $   5,145
                                                            =========      =========




         Accumulated amortization of intangible assets was $6.7 million at June 26,1999, and $4.7 million at June 27, 1998.

         Long-Lived Assets--Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

         Revenue Recognition--The Company recognizes revenues when goods are shipped to its customers. Provision is made for estimated costs, returns, warranties, and product liability claims.

         Distribution Expenses--Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

         Advertising--The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion by the retailer occurs.

         The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which direct customer response occurs.

         Self-insurance--The Company maintains a self-insurance program for health claims and workers' compensation claims for certain covered employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

         Income Taxes--The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

         Net Income Per Common and Common Equivalent Share--On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All share and per-share amounts in the accompanying financial statements have been restated to give effect to the split.

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) in fiscal 1998. Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method. All earnings per share data presented in these financial statements have been restated to conform with SFAS 128.

         Fair Value of Financial Instruments--The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes and approximates the carrying value recorded. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. During fiscal 1997, the investment in Windmere common stock was accounted for as "available for sale" and was carried at fair value. The stock was sold during fiscal 1998. See
Note 4 "Windmere Transaction."

         Accounting Pronouncements-- During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. For the period ended June 26, 1999 components of other comprehensive income
(loss) include foreign currency translation gains and minimum pension liability, net of tax, respectively.

         During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The effect of this new statement is disclosed in Note 13 "Operating Segments".

         During the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." The effect of this new statement is disclosed in Note 7 "Employee Benefit Plans".

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 1999 with the issuance of SFAS No. 137. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 will change accounting and disclosure requirements for derivative instruments and hedging activities. Salton is in the process of determining the effect that this new standard will have on its consolidated financial statements and/or disclosures.

2.  ACQUISITIONS

         On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company, in a transaction accounted for as a purchase. The Block China Division of the Company designs and markets tabletop products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $4.75. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on financial performance over a three-year period of the Division. The operating results of Block China before its acquisition by the Company are not material. During fiscal 1998, the Company paid $83,333 and issued 25,000 shares of common stock to Block China under the earn-out.

         On January 7, 1999, the Company acquired the stock of Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). The Company paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million was paid by the Company in connection with the acquisition. The acquisition was accounted for as a purchase. The purchase price has been preliminarily allocated based upon estimated fair market values at the date of acquisition, pending final determination of certain acquired assets and liabilities. Accordingly, the purchase price allocation may change in subsequent periods. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being preliminarily amortized on a straight-line basis over forty years.

         The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the periods presented:


                                                             JUNE 26, 1999     JUNE 27, 1998
                                                             -------------     -------------
                                                                     (IN THOUSANDS)
Net sales..............................................     $     597,140     $     465,201
Operating income.......................................            67,350            38,327
Net income.............................................            27,052            14,317
Net income per share:
     Basic.............................................     $        2.51     $        0.73
     Diluted...........................................     $        1.86     $        0.71

         The pro forma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transaction been consummated for the periods indicated.

         On March 31, 1999, the Company bought certain assets of Sasaski, Inc., a well known designer and manufacturer of high-quality tabletop products and accessories for the home, from Sasaki Glass Company Ltd. Under the terms of the transaction, Salton purchased Sasaki's inventory, except for the Christian Dior tabletop product line, in addition to licensing the Sasaki(R) brand name for a period of twenty years, with an option to renew on mutually agreed upon terms. As part of the transaction, Salton agreed to assume certain minor liabilities.

3.  INVENTORIES

         A summary of inventories is as follows:


                                                                                       JUNE 26, 1999      JUNE 27, 1998
                                                                                       -------------      -------------
                                                                                                 (IN THOUSANDS)
Raw materials..................................................................        $        5,359    $            -
Work-in-process................................................................                 1,238                 -
Finished goods.................................................................               137,527            76,506
                                                                                       --------------    --------------
         Total.................................................................        $      144,124    $       76,506
                                                                                       ==============    ==============

         If the first-in, first-out (FIFO) method of inventory valuation had been used to determine cost for 100% of the Company's inventories at June 26, 1999, they would have been approximately $1.7 million lower than reported.

4.  WINDMERE TRANSACTION

         On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere--Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 9,762,858 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3.2 million in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10.8 million (the "Note"), which Note was payable July 11, 2001, bore interest at 8%, payable quarterly, and was secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the New York Stock Exchange. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3.2 million which Windmere had made to the Company in April 1996. Windmere was also granted an option (the "Option") to purchase up to 727,500 shares of Common Stock at $3.22 per share, which option was exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 were exercised. Accordingly, Windmere exercised options to purchase 39,750 shares of Common Stock during 1998.

         During fiscal 1998, the Company sold 748,112 shares of Windmere's common stock, realizing a gain of approximately $8.9 million.

         On July 28, 1998, Salton repurchased (the "Stock Repurchase") 9,802,608 shares of Salton common stock owned by Windmere pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Stock Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $8 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. During fiscal 1999 the Company reduced this debt and interest by approximately $1.5 million for related purchases of products from Windmere. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

         In connection with the Stock Repurchase: (i) Windmere effectively repaid (the "Note Repayment") the Note; (ii) Salton repurchased for approximately $3.3 million Windmere's Option (the "Option Repurchase"); and
(iii) Windmere and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

         Effective upon the closing of the Repurchase, each of the persons who had been designated by Windmere to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

5.  REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

         Salton entered into a credit agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million Tranche A Term Loan (the "Tranche A Term Loan"), a $75.0 million Delayed Draw Term Loan (the "Delayed Draw Term Loan") and a $50.0 million revolving credit facility (the "Revolving Credit Facility"). As further explained below, the New Credit Agreement was amended and restated on January 7, 1999.

         On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes (the "Subordinated Notes") due 2005. Proceeds of the Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio. At June 26, 1999, the Company was in compliance with all the covenants described above.

         Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 15, 1999; and a $80.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 200 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin of 300 basis points) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio. At June 26, 1999, the Company was in compliance with all of the covenants described above. At June 26, 1999, the base rate plus applicable margin on the Term Loan was 10.0% and the eurodollar rate plus applicable margin was 8.5% and the base rate plus applicable margin on the Revolving Credit Facility was 9.75% and the eurodollar rate plus applicable margin was 8.3%

         Information regarding short-term borrowings under the Revolving Credit Facility is:


                                                                                      JUNE 26, 1999       JUNE 27, 1998
                                                                                      -------------       -------------
                                                                                               (IN THOUSANDS)
Balance at end of fiscal period................................................      $          30,000   $        50,475
Interest rate at end of fiscal period..........................................                   8.29%             9.43%
Maximum amount outstanding at any month-end....................................      $          50,000   $        68,522
Average amount outstanding.....................................................      $          25,655   $        56,374
Weighted average interest rate during fiscal period............................                   7.98%             9.48%
Outstanding letters of credit at end of fiscal period..........................      $           9,414   $         5,567
Unused letters of credit at end of the fiscal period...........................      $             586   $         1,433

Notes payable consist of the Junior Subordinated Note to Windmere (see Note 4), and certain other notes payable created in connection with the Toastmaster acquisition.

Long-term debt matures as follows:


(IN THOUSANDS)

  FISCAL YEAR          SUBORDINATED                                JUNIOR          OTHER NOTES
    ENDED                 NOTES              TERM LOAN       SUBORDINATED NOTE       PAYABLE            TOTAL
2000                                          $   500                                                  $   500
2001                                              500                                 $1,000              1,500
2002                                              500                                    500              1,000
2003                                              500                                    500              1,000
2004                                           11,000              $8,949                500             20,449
THEREAFTER              $125,000               31,875                                 $1,505            158,380
                        --------              -------              ------             -------          --------
                        $125,000              $44,875              $8,949             $4,005           $182,829
                        ========              =======              ======             =======
                                                                      Less current maturities              (500)
                                                                                                       ========
                                                                                                       $182,329
                                                                                                       ========


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

6.  CAPITAL STOCK

         The Company has authorized 20,000,000 shares of $.01 par value common stock. On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All share and per-share amounts in the accompanying financial statements and notes thereto have been restated to give effect to the split. At June 26, 1999 there were 10,251,828 shares issued and outstanding. As more fully described in Note 4 "Windmere Transaction," on July 28,1998, Salton repurchased from Windmere 9,802,608 shares of common stock which represented 50% of the outstanding shares of common stock of the Company at that time.

         On July 28, 1998, the Company issued $40 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is generally non-dividend bearing and is convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock.

         In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

7.  EARNINGS PER SHARE


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                                                  YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                                 JUNE 26, 1999 JUNE 27, 1998  JUNE 28, 1997
                                                                                 ------------- -------------  -------------
Net Income*................................................................     $    34,543     $   19,981    $    4,399
   Average common shares outstanding.......................................          10,760         19,594        19,260
   Earnings per share-basic................................................     $      3.21     $     1.02    $     0.23
   Dilutive stock equivalents..............................................           3,802            665           363
   Average common and common equivalent
      shares outstanding...................................................          14,562         20,259        19,623
   Earnings per share-diluted..............................................     $      2.37     $     0.99    $     0.22

*  Net income is the same for purposes of calculating basic and diluted EPS

     Options to purchase 212,160 and 195,000 shares of common stock at prices of $8.17 and $8.00 per share were outstanding at June 27, 1998 and June 28, 1997, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

8.  EMPLOYEE BENEFIT PLANS

     The Company has two 401(k) defined contribution plans that cover eligible employees. The employees are eligible for benefits upon completion of a specified number of years of service. Under the terms of the plans the Company currently matches a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of a participants' eligible wages, as defined, up to a maximum amount ranging from two percent to six percent. The Company's matching contributions were approximately $95,000, $97,000, and $69,000 in 1999, 1998, and 1997, respectively.

     The Company has two defined benefit plans that were assumed in the 1999 acquisition of Toastmaster and cover substantially all of the employees of Toastmaster. The plans' assets consist of a balanced portfolio of investments in money market, common stock, bond and real estate funds. The Company uses March 31 as the measurement date for determining pension plan assets and obligations. Effective June 26, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" SFAS No. 132 requires the disclosure of the information presented below:


(IN THOUSANDS)                                               JUNE 26, 1999
                                                             --------------
Change in benefit obligation:
   Benefit obligation at beginning of year                     $   11,589
   Service cost                                                       315
   Interest cost                                                      408
   Actuarial loss                                                    (401)
   Benefits paid and expenses                                        (163)
                                                               ----------
   Benefit obligation at end of year                           $   11,748
                                                               ==========

Change in plan assets:
   Fair value of plan assets at beginning of year              $   10,808
   Actual return on plan assets                                        47
   Employer contribution                                              359
   Benefits paid from plan assets                                    (163)
                                                               ----------
   Fair value of plan assets at end of year                    $   11,050
                                                               ==========

Funded status                                                  $     (698)
Unrecognized net actuarial loss                                        92
Unrecognized transitional asset                                        --
Unrecognized prior service cost                                        --
Additional pension liability in excess of
   Unrecognized prior service cost                                    (78)
                                                               ----------
Accrued pension cost recorded in other accrued
liabilities in the accompanying consolidated balance sheet     $     (684)
                                                               ==========


Weighted average assumptions:
     Discount rate                                         7%
     Rate of increase in compensation                      5%
     Expected return on plan assets                        9%
                                                     =======

Components of net periodic pension cost:
   Service cost-benefits earned during the year      $   315
   Interest cost on projected benefit obligation         408
   Actuarial return on plan assets                      (480)
   Net amortization and deferral                        --
                                                     -------

             Net pension cost                        $   243
                                                     =======


         Under the requirements of SFAS No. 87 "Employers' Accounting for Pensions", an additional minimum pension liability for one plan, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at June 26, 1999. The minimum pension liability, net of tax, of $50,000 is included in accumulated other comprehensive income as a reduction of stockholder's equity.

9.  STOCK OPTION PLANS

         In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company continues to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:


(IN THOUSANDS, EXCEPT PER SHARE DATA)          1999         1998        1997
                                               ----         ----        ----
Net Income .............................   $   34,543   $   19,981   $    4,399
As reported ............................   $   33,241   $   18,941   $    4,193
 Pro forma
Net income per common share: Basic .....   $     3.21   $     1.02   $     0.23
 As reported ...........................   $     3.09   $     0.97   $     0.22
 Pro forma
Net income per common share: Diluted
 As reported ...........................   $     2.37   $     0.99   $     0.22
 Pro forma .............................   $     2.28   $     0.93   $     0.21

         Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, and 1998 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:


                                    1999           1998          1997
Dividend yield                          0.0%          0.0%          0.0%
Expected volatility                   60.60%        61.74%        65.96%
Risk-free interest rate                6.16%         5.38%         6.11%
Expected life of options         7.81 years    7.42 years    7.92 years

         In addition, on July 11, 1996, Windmere was granted an option to purchase up to 727,500 shares of common stock at $3.22 per share. This option was exercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 were exercised. During fiscal 1998, Windmere exercised their option to purchase 39,750 shares of Salton common stock. The Company repurchased the remaining options held by Windmere. See Note 4 "Windmere Transaction." A summary of the Company's fixed stock options for the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997 is as follows:


                                                  1999                          1998                       1997
                                                       WEIGHTED                        WEIGHTED                     WEIGHTED
                                                       AVERAGE                         AVERAGE                      AVERAGE
                                          SHARES       EXERCISE     SHARES          EXERCISE PRICE     SHARES        EXERCISE
                                          (000)         PRICE        (000)                              (000)         PRICE
Outstanding at beginning of year              1,689    $   6.06      1,449           $   3.27             727       $   3.22
Granted                                         505       16.74        308               7.21             740           3.25
Exercised                                      (405)       5.47        (68)              2.07             (18)          0.59
Expired or Canceled                            (688)
                                           --------    --------   --------           --------        --------       --------
Outstanding at end of year                    1,101    $   8.31      1,689           $   4.04           1,449       $   3.27
Options exercisable at end of year            1,101    $   5.54      1,677           $   4.03           1,437       $   3.25
Weighted-average fair value of
options granted during the year                        $  12.09                      $   5.43                       $   3.03

         The following information summarizes the stock options outstanding at June 26, 1999:

                                                                      OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                                      -------------------          -------------------
                                                                  WEIGHTED-
                                                                   AVERAGE         WEIGHTED-                   WEIGHTED-
                                                                  REMAINING         AVERAGE                     AVERAGE
                                                     SHARES      CONTRACTUAL       EXERCISE      SHARES        EXERCISE
RANGE OF EXERCISE PRICES                              (000)     LIFE (YEARS)         PRICE        (000)          PRICE
                                                      -----     ------------         -----        -----          -----
$0.583 - $1.667................................        239            5.84         $    1.61         239       $    1.61
$2.292 - $2.904................................         27            8.28              2.84          27            2.84
$5.333 - $8.167................................        532            7.55              7.34         532            7.34
$13.917-$15.917................................        303            2.61             15.79         303           15.79
                                                    ------        --------         ---------      ------       ---------
$0.583 - $15.917...............................      1,101             N/A               N/A       1,101       $    5.54

10.  RELATED PARTY TRANSACTIONS

         The Company purchased inventory from Windmere of approximately $32,340,000, $27,068,000, and $23,511,000, in fiscal years ended June 26, 1999,
June 27, 1998, and June 29, 1997, respectively.

         The Company purchased inventory and paid commissions to Markpeak, Ltd., ("Markpeak") a Hong Kong company, of approximately $187,925,000, $15,971,000, and $8,247000 in fiscal years 1999, 1998, and 1997, respectively. A director of the Company is the Managing Director of Markpeak. The company had a receivable from Markpeak of approximately $13,685,000 and $126,000 at June 26, 1999 and June 27, 1998, respectively. The Company owed Markpeak approximately $3,075,000 at June 26, 1999. Markpeak acts as a buying agent on behalf of the Company with certain suppliers in the Far East.

         The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $498,000, $290,000, and $241,000 in 1999, 1998 and 1997, respectively. A director of the Company was a co-founder of SDC. At June 26, 1999, the Company owed SDC approximately $42,000 for current commissions.

11.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $3,474,000, $1,183,000, and $665,000, for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, respectively.

         The future minimum rental commitments as of June 26, 1999 were as follows:


FISCAL YEAR ENDED                                      (DOLLARS IN THOUSANDS)
-----------------                                      ----------------------
2000................................................       $         3,765
2001................................................                 3,591
2002................................................                 3,131
2003................................................                 1,209
2004................................................                   444
Thereafter..........................................                   155
                                                           ---------------
Total...............................................       $        12,295
                                                           ===============

         The Company has employment agreements with its three executive officers that are in effect until June 30, 2001. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate annual commitment for future salaries at June 26, 1999, excluding bonuses, was approximately $1,350,000.

         The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $43,918,000 in fiscal year 1999, $20,266,000 in fiscal year 1998, and
$6,300,000 in fiscal year 1997.

12.  LEGAL PROCEEDINGS

Trademark Litigation

         In November 1996, White Consolidated filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(R) name for use on lighting products, fans and electrical accessories for use in the home violates White Consolidated's rights to the Westinghouse(R) name and constitutes a breach of the agreements under which CBS's predecessor sold White Consolidated its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming White Consolidated, Windmere, Salton and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. CBS sought an injunction prohibiting Salton, Windmere and White Consolidated from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and White Consolidated, and unspecified damages and attorneys' fees.

         On June 30, 1999, CBS and White Consolidated entered into a settlement agreement relating to the ownership of the White-Westinghouse name for certain consumer products. Under the settlement Salton retains its existing rights under its license from White Consolidated for the use of the White-Westinghouse name. (See Note 16 Subsequent Events.)

         In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against the Company and its principal executive officers alleging that the Company tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by the Company, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. The Company believes that it has valid defenses against the claims made against it by the Fitness Centers.
Ms. Evans has agreed to indemnify the Company against matters relating to her services to the Company.

 Environmental

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of June 26, 1999, Salton has accrued approximately $300,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

 Arbitration

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserts various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatry and punitive damages of $15 million. An initial arbitration hearing solely with respect to the forgery claim has been scheduled for October 21, 1999.

         Salton believes that these claims are without merit, and Salton intends to vigorously defend itself in the arbitration proceeding.

 Other

         Salton is a party to various other actions and proceedings incident to its normal business operations. Salton believes that the outcome of such litigation will not have a material adverse effect on the financial condition or annual results of operations of Salton. Salton also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business.

13.  OPERATING SEGMENTS

         The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop products and personal care/time products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufactures, primarily in the Far East, and are distributed through similar distribution channels.

Product Information - Net Sales

                                                                                 JUNE 26, 1999 JUNE 27, 1998  JUNE 28, 1997
                                                                                 ------------- -------------  -------------
                                                                                               (IN THOUSANDS)

Small appliances...........................................................     $   464,272     $  280,607    $   155,972
Tabletop products..........................................................          18,969         18,597         16,756
Personal care/time products................................................          22,875          6,395         10,078
                                                                                -----------     ----------    -----------
Total .....................................................................      $  506,116     $  305,599    $   182,806
                                                                                 ==========     ==========    ===========

Major Customers and Suppliers

         The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 16%, 19% and 16% of total net sales of the Company in fiscal years 1999, 1998 and 1997, respectively.

         On March 30, 1999, Salton entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada. Under the contract, the Company supplies Zellers with small kitchen appliances under the White-Westinghouse(R) brand name. The agreement has a minimum purchase requirement by Zellers of approximately $17 million, over an initial period of five years, with rights to extend the contract for additional one-year periods.

         The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 26, 1999, June 27, 1998 and June 28, 1997 were 50%, 47% and 47% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 10%, 7%, and 9%, of total net sales during the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, respectively.

         Although the Company has long-established relationships with many of its customers, with the exception of Kmart Corporation and Zellers, it does not have long-term contracts with any of its customers. A significant concentration of the Company's business activity is with department stores, upscale mass merchandisers, specialty stores, and warehouse clubs whose ability to meet their obligations to the Company is dependent upon prevailing economic conditions within the retail industry.

         During fiscal 1999, one supplier located in China accounted for approximately 57.3% of our product purchases. During fiscal 1998, three manufacturers located in China accounted for approximately 13%, 12%, and 10%, respectively, of our product purchases.

14.  INCOME TAXES

         Federal, state and foreign taxes were approximately as follows:

                                                                                    FISCAL YEARS ENDED
                                                                                    ------------------
                                                               JUNE 26,                  JUNE 27,             JUNE 28,
                                                                 1999                      1998                 1997
                                                               --------                  --------             --------
                                                                                      (IN THOUSANDS)
Federal
      Current...............................              $           9,788        $       10,080       $           371
      Deferred..............................                          3,605                (1,134)                  822
State
      Current...............................                          2,529                 2,699                   303
      Deferred..............................                            504                  (294)


Foreign
      Current...............................                          2,904                    854
      Deferred..............................                             --                     --                    --
                                                          -----------------        ---------------       ---------------
Total ......................................              $          19,320        $        12,205       $         2,001
                                                          =================        ===============       ===============


         Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:



                                                                                   JUNE 26, 1999         JUNE 27, 1998
                                                                                   --------------       ---------------
                                                                                               (IN THOUSANDS)
Allowance for doubtful accounts.......................................             $         1,161      $         1,309
Depreciation and amortization.........................................                      (2,017)              (1,100)
Other deferred items, net.............................................                         268                  176
Net operating loss carry-forwards.....................................                       2,547                1,764
Accrued liabilities...................................................                       2,362
Inventory reserves and capitalization.................................                      (1,566)               1,939
AMT credit carryforward...............................................                         222                   --
                                                                                   ---------------      ---------------
Net deferred tax asset................................................             $         2,977      $         4,088
                                                                                   ===============      ===============

         The Company has net loss carry-forwards at June 26, 1999 expiring as follows:


YEAR CARRY-FORWARD EXPIRES                                                                                    AMOUNT
--------------------------                                                                                    ------
                                                                                                          (IN THOUSANDS)
2009.............................................................................................         $          1,434
2010.............................................................................................                       60
2011.............................................................................................                       45
2018.............................................................................................                    4,924
                                                                                                          ----------------
Total............................................................................................         $          6,463
                                                                                                          ================

         As a result of certain transactions, the Company's ability to utilize its net operating loss carryforwards to offset otherwise taxable income is limited annually under Internal Revenue Code Section 382. While the annual limitations are calculated on a separate company basis, the combined limitation for the Company is approximately $5,000,000.

         A reconciliation of the statutory federal income tax rate to the effective rate is as follows:


                                                FISCAL YEARS ENDED
                                                ------------------
                                          JUNE 26,   JUNE 27,   JUNE 28,
                                            1999       1998       1997
                                           ------     ------     ------
Statutory federal income tax rate ......     35.0%      35.0%      35.0%
Effective state tax rate ...............      3.5        4.9        4.8
Permanent differences ..................      0.2        0.3        2.3
Effect of foreign tax rate .............     (1.9)      (2.1)      (8.8)
Other ..................................     (0.9)      (0.2)      (2.0)
                                           ------     ------     ------
Effective income tax rate ..............     35.9%      37.9%      31.3%
                                           ======     ======     ======

         U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $1,319,000 at June 26, 1999.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).


                                        FIRST       SECOND        THIRD       FOURTH
                                       QUARTER      QUARTER      QUARTER      QUARTER
                                      ----------   ----------   ----------   ----------
1999
Net sales .........................   $  104,388   $  142,684   $  124,340   $  134,704
Gross profit ......................       45,775       53,390       43,352       56,452
Net income ........................       10,819       11,682        5,154        6,888
Earnings per share: Basic .........         0.82         1.19         0.52         0.68
Earnings per share: Diluted .......         0.68         0.83         0.36         0.48

1998
Net sales .........................   $   65,773   $  102,153   $   68,099   $   69,574
Gross profit ......................       24,797       35,029       26,159       27,911
Net income ........................        4,124        5,448        2,778        7,631
Earnings per share: Basic .........         0.21         0.27         0.14         0.39
Earnings per share: Diluted .......         0.20         0.27         0.14         0.37


16. SUBSEQUENT EVENTS

Acquisition

         On August 30, 1999, Salton agreed to purchase approximately 21% of the outstanding shares of Amalgamated Appliance Holdings Limited, a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa, for approximately $6 million. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., will be added to Amalgamated's Board of Directors. The completion of the purchase is subject to a number of conditions including approval by Amalgamated Appliance Holdings' shareholders.


Legal Proceedings (Unaudited)

          On September 22, 1999, CBS and White Consolidated finalized a settlement agreement relating to the ownership of the White-Westinghouse(R) name for certain consumer products. Under the settlement, we retain our existing rights under its license from White Consolidated for the use of the White-Westinghouse(R) name.




                                      *****

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Toastmaster Inc.:

         We have audited the accompanying consolidated balance sheets of Toastmaster Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toastmaster Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

March 16, 1999
Kansas City, Missouri

                                TOASTMASTER INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                            1998                1997
                                                                                       -------------       -------------
 ASSETS
 CURRENT ASSETS:
      Cash ......................................................................      $     173,088       $     178,030
      Accounts receivable, less allowances for doubtful accounts, sales discounts, and returns of $3,723,000 in 1998
          and $2,714,000 in 1997 (notes 3 and 7) ................................         41,950,447          42,396,253
      Inventories (notes 2 and 3) ...............................................         38,667,753          31,825,621
      Prepaid expenses and other current assets .................................          2,076,524           2,144,645
      Income taxes receivable ...................................................          2,505,787           4,070,503
                                                                                       -------------       -------------
               Total current assets .............................................         85,373,599          80,615,052
                                                                                       -------------       -------------
 PROPERTY, PLANT, AND EQUIPMENT, AT COST (NOTE 3):
      Land ......................................................................            927,584             927,584
      Buildings .................................................................         10,599,793           9,884,855
      Machinery and equipment ...................................................         38,748,529          45,660,717
                                                                                       -------------       -------------
                                                                                          50,275,906          56,473,156
 Less accumulated depreciation ..................................................         33,874,758          37,210,559
                                                                                       -------------       -------------
 Net property, plant, and equipment .............................................         16,401,148          19,262,597
                                                                                       -------------       -------------
 Goodwill, net of accumulated amortization of $1,395,812
      in 1998 and $1,283,192 in 1997 ............................................          3,152,879           3,265,499
 Other assets ...................................................................          3,219,125           3,148,340
                                                                                       -------------       -------------
                                                                                       $ 108,146,751         106,291,488
                                                                                       =============       =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current installments of long-term debt (note 3) ...........................      $   3,694,031           2,104,149
      Accounts payable ..........................................................          4,134,150           4,382,729
      Accrued advertising .......................................................          3,369,132           2,528,768
      Accrued warranty and product liability ....................................          4,971,660           4,630,160
      Accrued vacation ..........................................................          1,137,235           1,161,698
      Other accrued liabilities .................................................          4,729,538           4,616,748
      Deferred income taxes (note 4) ............................................            400,010           1,455,992
                                                                                       -------------       -------------
               Total current liabilities ........................................         22,435,756          20,880,244
 Long-term debt, excluding current installments (note 3) ........................         49,686,015          42,597,072
 Deferred income taxes (note 4) .................................................            745,921             800,607
 Other liabilities ..............................................................            839,418             695,448
                                                                                       -------------       -------------
               Total liabilities ................................................         73,707,110          64,973,371
                                                                                       -------------       -------------
 STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued .                 --                  --
      Common stock, $.10 par value; 20,000,000 shares
          authorized, 7,596,775 shares issued ...................................            759,677             759,677
      Additional paid-in capital ................................................         25,339,958          25,343,543
      Retained earnings .........................................................          9,000,537          15,877,723
      Accumulated other comprehensive income ....................................           (429,348)           (375,311)
                                                                                       -------------       -------------
                                                                                          34,670,824          41,605,632
 Treasury stock, at cost, 43,525 shares in 1998 and 57,325 shares in 1997 .......           (231,183)           (287,515)
                                                                                       -------------       -------------
               Total stockholders' equity .......................................         34,439,641          41,318,117
 COMMITMENT AND CONTINGENCIES (note 6)
                                                                                       $ 108,146,751       $ 106,291,488
                                                                                       =============       =============

          See accompanying notes to consolidated financial statements.

                                TOASTMASTER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                      1998               1997               1996
                                                                 -------------       -------------      -------------

 Net sales ................................................      $ 146,091,426       $ 154,346,785      $ 163,049,140
 Cost of sales (note 9) ...................................        126,020,417         125,464,731        142,458,084
                                                                 -------------       -------------      -------------
               Gross profit ...............................         20,071,009          28,882,054         20,591,056
 Selling, general, and administrative expenses ............         23,401,897          22,669,161         23,640,864
                                                                 -------------       -------------      -------------
               Operating income (loss) ....................         (3,330,888)          6,212,893         (3,049,808)
 Other expense--interest ..................................          4,128,632           4,062,561          4,392,994
 Other income--interest ...................................             31,318             638,669             32,247
                                                                 -------------       -------------      -------------
               Income (loss) before income taxes ..........         (7,428,202)          2,789,001         (7,410,555)
 Income tax expense (benefit) (note 4) ....................         (1,009,145)            899,251         (2,719,913)
                                                                 -------------       -------------      -------------
               Net income (loss) ..........................      $  (6,419,057)      $   1,889,750      $  (4,690,642)
                                                                 =============       =============      =============
 Basic and diluted earnings (loss) per common share .......      $       (0.85)      $        0.25      $       (0.62)
                                                                 =============       =============      =============
 Weighted average shares used in computation:
      Basic earnings per common share .....................          7,547,743           7,538,455          7,538,250
      Diluted earnings per common share ...................          7,547,743           7,545,794          7,538,250
                                                                 =============       =============      =============






          See Accompanying Notes to Consolidated Financial Statements.

                                TOASTMASTER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                       1998               1997               1996
                                                                   ------------       ------------       ------------

 Common stock--beginning and end of year ....................      $    759,677       $    759,677       $    759,677
                                                                   ------------       ------------       ------------
 Additional paid-in capital:
      Beginning of year .....................................        25,343,543         25,339,958         25,339,958
      Sale of 13,800 and 1,200 shares of treasury stock .....            (3,585)             3,585                 --
                                                                   ------------       ------------       ------------
      End of year ...........................................        25,339,958         25,343,543         25,339,958
                                                                   ------------       ------------       ------------
 Retained earnings:
      Beginning of year .....................................        15,877,723         14,591,056         19,885,776
      Net income (loss) .....................................        (6,419,057)         1,889,750         (4,690,642)
      Cash dividends ($.06, $.08 and $.08 per share) ........          (458,129)          (603,083)          (604,078)
                                                                   ------------       ------------       ------------
      End of year ...........................................         9,000,537         15,877,723         14,591,056
                                                                   ------------       ------------       ------------
 Accumulated other comprehensive income:
      Beginning of year .....................................          (375,311)          (238,987)          (275,727)
      Other comprehensive income (loss) .....................           (54,037)          (136,324)            36,740
                                                                   ------------       ------------       ------------
      End of year ...........................................          (429,348)          (375,311)          (238,987)
                                                                   ------------       ------------       ------------
 Treasury stock:
      Beginning of year .....................................          (287,515)          (288,054)          (288,054)
      Sale of 13,800 and 1,200 shares of treasury stock .....            56,332                539                 --
                                                                   ------------       ------------       ------------
      End of year ...........................................          (231,183)          (287,515)          (288,054)
                                                                   ------------       ------------       ------------
          Total--end of year ................................      $ 34,439,641       $ 41,318,117       $ 40,163,650
                                                                   ============       ============       ============





          See accompanying notes to consolidated financial statements.

                                TOASTMASTER INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                           1998               1997               1996
                                                       ------------       ------------       ------------

 Net income (loss) ..............................      $ (6,419,057)      $  1,889,750       $ (4,690,642)
                                                       ------------       ------------       ------------
 Other comprehensive income, net of tax:
 Minimum pension liability adjustment,
      net of tax expense (benefit) of
      $11,040, $(82,616), and $25,418,
      in 1998, 1997, and 1996, respectively
      (note 5) ..................................            17,268           (129,533)            39,757
 Foreign currency translation adjustments,
      net of tax benefit of $(45,588),
      $(4,341), and $(1,929) in 1998, 1997,
      and 1996, respectively ....................           (71,305)            (6,791)            (3,017)
                                                       ------------       ------------       ------------
 Other comprehensive income (loss) ..............           (54,037)          (136,324)            36,740
                                                       ------------       ------------       ------------
 Comprehensive income (loss) ....................      $ (6,473,094)      $  1,753,426       $ (4,653,902)
                                                       ============       ============       ============


          See Accompanying Notes to Consolidated Financial Statements.

                                TOASTMASTER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             1998                1997                1996
                                                         -------------       -------------       -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ............................      $  (6,419,057)      $   1,889,750       $  (4,690,642)
                                                         -------------       -------------       -------------
     Adjustments to reconcile net income
      (loss) to net cash from operating
      activities:
     Depreciation and amortization ................          3,891,869           3,621,668           4,148,456
     (Gain) loss on sale of property,
      plant, and equipment ........................             63,612             (25,209)            (13,671)
     Deferred income taxes ........................         (1,120,382)          4,029,737          (1,933,677)
     Restructuring charge .........................                 --             122,547           7,600,000
     Changes in assets and liabilities:
      Accounts receivable .........................            445,806             307,592          21,800,263
      Inventories .................................         (6,842,132)          1,797,453          (1,137,300)
      Prepaid expenses and other current assets ...             68,121          (1,350,541)           (207,460)
      Other assets ................................            (70,785)           (120,081)            (65,033)
      Accounts payable ............................           (248,579)            627,598          (2,188,267)
      Accrued advertising and other
           current liabilities ....................          1,441,143            (513,815)         (2,475,806)
      Income taxes ................................          1,564,716          (3,302,075)         (2,109,089)
                                                         -------------       -------------       -------------
           Total adjustments ......................           (806,611)          5,194,874          23,418,416
                                                         -------------       -------------       -------------
           Net cash flows (used in) provided
             by operating activities ..............         (7,225,668)          7,084,624          18,727,774
                                                         -------------       -------------       -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment ......         (1,670,756)         (4,372,380)         (4,484,999)
 Proceeds from sale of property, plant,
     and equipment ................................            689,344              28,567              29,895
                                                         -------------       -------------       -------------
 Net cash flows used in investing activities ......           (981,412)         (4,343,813)         (4,455,104)
                                                         -------------       -------------       -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving credit agreements ....        161,781,588         155,588,324         172,649,840
     Repayments of revolving credit agreements ....       (151,060,109)       (155,505,295)       (188,213,335)
     Proceeds from long-term debt .................             64,168                  --           4,119,052
     Repayments of long-term debt .................         (2,106,822)         (2,137,526)         (2,165,933)
     Dividends on common stock ....................           (458,129)           (603,083)           (604,078)
     Sale of treasury stock .......................             52,747               4,124                  --
                                                         -------------       -------------       -------------
           Net cash flows provided by
             (used in) financing activities .......          8,273,443          (2,653,456)        (14,214,454)
     Foreign currency translation adjustment ......            (71,305)             (6,791)             (3,017)
                                                         -------------       -------------       -------------
           Net (decrease) increase in cash ........             (4,942)             80,564              55,199
 Cash at beginning of year ........................            178,030              97,466              42,269
                                                         -------------       -------------       -------------
 Cash at end of year ..............................      $     173,088       $     178,030       $      97,468
                                                         =============       =============       =============
 Cash paid during the year for:
     Interest .....................................      $   4,019,000       $   3,996,000       $   4,393,000
     Income taxes .................................                 --             222,000           1,323,000
                                                         =============       =============       =============

          See Accompanying Notes to Consolidated Financial Statements.

                                TOASTMASTER INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  Financial Statement Presentation

         The consolidated financial statements include the accounts of Toastmaster Inc. and its wholly-owned subsidiary, Toastmaster de Mexico S.A. de C.V., referred to collectively herein as the (Company). All significant intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

  (b)  Operations

         The Company manufactures small electrical kitchen and household appliances and time products sold under the Toastmaster(R) and Ingraham(R) labels. The Company has manufacturing facilities in Missouri and North Carolina. Although THE Company has long-established relationships with many of its customers, the Company does not have long-term contracts with any of its customers. A significant concentration of the Company's business activity is with entities whose ability to meet their obligations with the Company is dependent upon prevailing economic conditions within the retail industry.

         The Company recognizes sales revenue when products are shipped. Net sales reflect a reduction of amounts related to product returns, sales discount programs, outbound freight, and certain allowances for advertising, the latter of which are accounted for by certain competitors as "advertising" expense. The Company views these amounts as price reductions, thereby reducing net sales and lowering gross profits, as well as selling, general, and administrative expense.

  (c)  Inventories

         Inventories are valued at the lower of cost, determined by the last-in, first-out (LIFO) method, or market.

  (d)  Property, Plant, and Equipment

         Property, plant, and equipment are stated at cost of acquisition or construction. Maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized as additions to the appropriate asset accounts. Upon sale or retirement of assets, the cost and related accumulated depreciation applicable to such assets are removed from the accounts and any resulting gain or loss is reported in the consolidated statements of operations.

  (e)  Depreciation

         The Company depreciates property, plant, and equipment over the useful lives of the various assets which range from three to forty years, using principally the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

  (f)  Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for subsequent changes in tax rates is recognized in income in the period that includes the tax rate change.

  (g)  Research and Development

         Research and development costs, which are included in selling, general, and administrative expenses, aggregated $439,000, $457,000, and $573,000 in 1998, 1997, and 1996, respectively.

  (h)  Intangible Assets

         The excess of the cost of the acquisition of the Company over the estimated fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over forty years.

         Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings.

  (i)  Employee Benefit Plans

         The Company has noncontributory retirement plans covering salaried and hourly employees. The policy of the Company is to fund retirement costs in amounts sufficient to satisfy the minimum funding requirements under Employee Retirement Income Security Act (ERISA) guidelines.

  (j)  Product Warranties

         The Company provides for estimated future costs that will be incurred under product warranties presently in force.

  (k)  Self-insurance

         The Company maintains a self-insurance program for health claims and workers' compensation claims of all covered employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any postretirement health care benefits.

  (l)  Product Liability Claims

         The Company is involved in product liability litigation arising in the normal course of business and purchases product liability insurance coverage. A liability is recognized for product liability claims when payment for such claims is determined to be probable and the amount can be reasonably estimated, after consideration of the applicable insurance coverages and deductibles.

  (m)  Fair Value of Financial Instruments

         Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of the Company's financial instruments approximates the carrying value.

  (n)  Foreign Currency Translation

         Assets and liabilities in foreign currencies are translated into dollars at rates prevailing at the balance sheet date. The net exchange differences resulting from these translations are reported in stockholders' equity. Revenues and expenses are translated at average rates for the year. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The net losses resulting from foreign currency transactions were $1,134,000, $269,000, and $64,000 in 1998, 1997, and 1996,
respectively.

  (o)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (p)  Advertising Costs

         Advertising costs are expensed as incurred and amounted to $6,661,000, $7,714,000, and $8,491,000 in 1998, 1997, and 1996, respectively.

  (q)  Stock Option Plans

         The Company records stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and later years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the accounting provisions of APB Opinion No. 25 and provide the pro forma disclosures under SFAS No. 123.

  (r)  Earnings Per Common Share

         Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

         For the years ended December 31, 1998, 1997, and 1996, there are no differences between the numerator used in computing basic and diluted earnings per share which represents the net income (loss) of the Company. For the years ended December 31, 1998, 1997, and 1996, the denominator used in computing basic earnings per share represents the weighted average number of common shares outstanding (7,547,743 shares--1998, 7,538,455 shares--1997, 7,538,250 shares--1996). The denominator used in computing diluted earnings per share represents the weighted average number of common shares outstanding used for purposes of the basic earnings per share computation. In years with net income, the denominator is increased to reflect the potential dilution under the treasury stock method of the outstanding stock options (41,918 shares in 1998, 7,339 shares in 1997, and 0 shares in 1996). The number of outstanding shares used in the diluted earnings (loss) per share computation is not increased for stock options in years with net losses because their inclusion would be antidilutive.

  (s)  Comprehensive Income

         On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income.SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the Company's change in the minimum pension liability and the foreign currency translation adjustments to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to these requirements.

(2)  INVENTORIES

         A summary of inventories is as follows:

                                                                                              1998             1997

Raw materials..................................................................        $    5,369,193    $    5,143,145
Work-in-process................................................................             1,759,148         1,813,409
Finished goods.................................................................            31,539,412        24,869,067
                                                                                       --------------    --------------
         Total.................................................................        $   38,667,753    $   31,825,621
                                                                                       ==============    ==============

         If the first-in, first-out (FIFO) method of inventory valuation had been used, inventories at December 31, 1998 and 1997 would have been approximately $214,000 and $652,000 higher than reported. Net income (loss) for the years ended December 31, 1998 and 1997 would have been approximately $289,000 and $738,000 lower (higher) than reported and net loss for the year ended December 31, 1996 would have been approximately $71,000 higher than reported.

         During 1997 and 1996, LIFO inventory layers were reduced. These reductions resulted in charging lower inventory costs prevailing in previous years to cost of goods sold in 1997 and 1996, thus reducing cost of goods sold by $114,000 and $344,000, respectively, below the amount that would have resulted from liquidating inventory recorded at December 31, 1997 and 1996 prices, respectively.

(3)  LONG-TERM DEBT

         A summary of long-term debt is as follows:

                                                                                              1998             1997

Borrowings under revolving credit agreements...................................        $   46,008,099    $   35,286,620
Term note, monthly payments of $154,762
    plus interest, balance of $1,798,000 due in November 2001..................             5,511,902         7,369,046
Other..........................................................................             1,860,045         2,045,555
                                                                                       --------------    --------------
         Total long-term debt..................................................            53,380,046        44,701,221
Less current portion...........................................................             3,694,031         2,104,149
                                                                                       --------------    --------------
                                                                                       $   49,686,015    $   42,597,072
                                                                                       ==============    ==============

         The borrowings under the revolving credit and term loan agreement were paid off in January 1999 (note 11).

         The Company had a revolving credit and term loan agreement which expires in November 2001. The agreement, as modified, provided for borrowings of up to $85,000,000 (including the balance of the term loan) from June 1 through January 31 or $60,000,000 from February 1 through May 31, or eligible accounts receivable and inventory, as described therein.

         Borrowings under the revolving credit agreement generally bore interest at prime plus .75% (8.5% at December 31, 1998), with the option to elect the London Interbank Offering Rate (LIBOR) plus 1.75% (7.37875% at December 31,
1998). The Company had borrowings of $46,008,099 at December 31, 1998 under the LIBOR option. The Company could elect to pay interest on a specified amount of borrowings (not less than $4,000,000 or more than $12,000,000) at a fixed rate based on the U.S. treasury note yield to maturity plus 2.5%. The interest period for any fixed rate loan was not less than one year.

         At December 31, 1998, the Company had borrowed $5,511,902 under the term loan provisions of the agreement, $211,902 of which bore interest at 8.75% and $5,300,000 of which bore interest at 7.46938%.

         The annual interest rate on any loan under the agreement could not be less than 5%. The Company also paid a 1/2% annual fee, paid monthly on the unused portion of the revolving credit agreement. Advances under the revolving credit agreement were secured by accounts receivable, inventory, and property, plant, and equipment. The agreement contained restrictions as to maintenance of net worth and certain financial ratios, minimum levels of income and working capital, payment of cash dividends or purchases of treasury stock, additions to property, plant, and equipment, and incurrence of additional indebtedness.

         Aggregate long-term debt maturities at December 31, 1998, including the revolving credit agreement which expires in 2001, were as follows:

         YEAR                                                                                                  AMOUNT

         1999....................................................................................         $    3,694,031
         2000....................................................................................              1,880,301
         2001....................................................................................             47,805,714
                                                                                                          --------------
                                                                                                          $   53,380,046
                                                                                                          ==============

         The Company has obtained guarantees for letters of credit, primarily for importing purposes, up to $8,000,000. Outstanding letters of credit at December 31, 1998 and 1997 aggregated approximately $1,545,000 and $982,000, respectively.

         The fair market value of the Company's revolver and term notes approximated their carrying value at December 31, 1998. Other long-term debt with a carrying amount of $1,860,045 had a fair value of $1,944,000 at December 31, 1998.

(4)  INCOME TAXES

         The components of income tax expense (benefit) are shown below:

                                                                       1998                 1997               1996

Current:
    Federal..............................................        $       139,257     $    (2,903,272)   $      (735,825)
    State................................................                (28,020)           (237,297)           (72,774)
                                                                 ---------------     ---------------    ---------------
         Total current...................................                111,237          (3,140,569)          (808,599)
                                                                 ---------------     ---------------    ---------------
Deferred:
    Federal..............................................             (1,018,285)          3,727,294         (1,757,303)
    State................................................               (102,097)            312,526           (154,011)
                                                                 ---------------     ---------------    ---------------
         Total deferred..................................             (1,120,382)          4,039,820         (1,911,314)
                                                                 ---------------     ---------------    ---------------
         Total income tax expense (benefit)..............        $    (1,009,145)    $       899,251    $    (2,719,913)
                                                                 ===============     ===============    ===============

         The Company generated a net operating loss for tax return purposes during 1998. Due to a law change, this net operating loss may only be carried back two years, 1996 and 1997. Both of these years also generated net tax operating losses and, therefore, the net operating loss from the current year must be carried forward. These losses expire in the year 2018. As discussed in note 11, in January 1999 the Company was acquired, resulting in a change of ownership that limits future utilization of the net operating losses. These losses will be limited in their usage to the lesser of approximately $2,500,000 per year, or the amount of taxable income that the Company contributes to the acquirer's net taxable income in future years.

         The actual income tax expense (benefit) differs from the expected expense (benefit) computed by applying the statutory federal rate of 34% to pretax income (loss) for the following reasons:

                                                                       1998                  1997               1996

Computed "expected" expense (benefit)....................        $    (2,525,589)       $    948,260    $    (2,519,589)
Amortization of goodwill.................................                 38,291              38,291             38,291
State income tax expense (benefit), net..................                (85,877)             49,651           (112,702)
(Income) loss of foreign subsidiary......................                 75,820            (138,720)           (79,214)
Other    ................................................                (87,576)              1,769            (46,699)
Net operating loss.......................................              1,575,786                  --                 --
                                                                 ---------------        ------------    ---------------
         Actual income tax expense (benefit).............        $    (1,009,145)       $    899,251    $    (2,719,913)
                                                                 ===============        ============    ===============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                               1998               1997
 Deferred income tax assets:
     Inventories ....................................................      $  1,034,340       $  1,102,290
     Accrued liabilities ............................................         2,077,887          2,082,141
     Net operating loss .............................................         1,575,786                 --
     Other ..........................................................           456,182            348,998
                                                                           ------------       ------------
          Total gross deferred assets ...............................         5,144,195          3,533,429
     Valuation allowance ............................................        (1,575,786)                --
                                                                           ------------       ------------
          Net deferred assets .......................................         3,568,409          3,533,429
                                                                           ------------       ------------
 Deferred income tax liabilities:
     Property, plant, and equipment .................................          (752,300)          (800,607)
     Inventories ....................................................        (3,242,483)        (3,389,671)
     Allowances for doubtful accounts,
          sales discounts, and returns ..............................          (523,117)        (1,393,652)
     Interest receivable ............................................          (196,440)          (206,098)
                                                                           ------------       ------------
          Total gross deferred liabilities ..........................        (4,714,340)        (5,790,028)
                                                                           ------------       ------------
          Net deferred tax liability ................................      $ (1,145,931)      $ (2,256,599)
                                                                           ============       ============

         A valuation allowance of $1,575,786 for certain deferred tax assets was established at December 31, 1998.

(5)  EMPLOYEE BENEFIT PLANS

         Substantially all of the Company's employees are covered by two defined benefit pension plans. The plans' assets consist of a balanced portfolio of investments in money market, common stock, bond, and real estate funds. Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits.The disclosures required by SFAS No. 132 supersede previous disclosure requirements without affecting measurement or recognition criteria. Accordingly, all disclosures for prior periods shown below have been revised to conform to the disclosure requirements of SFAS No. 132:

                                                                               1998                1997

 Change in benefit obligation:
     Benefit obligation at beginning of year ........................      $ 10,128,711        $  8,384,636
     Service cost ...................................................           695,837             632,271
     Interest cost ..................................................           786,703             675,117
     Actuarial loss .................................................           665,283             949,543
     Benefits paid and expenses .....................................          (687,154)           (512,856)
                                                                           ------------        ------------
     Benefit obligation at end of year ..............................      $ 11,589,380        $ 10,128,711
                                                                           ============        ============
 Change in plan assets:
     Fair value of plan assets at beginning of year .................      $  9,119,571        $  7,564,007
     Actual return on plan assets ...................................         1,565,491           1,244,075
     Employer contribution ..........................................           824,022             824,345
     Benefits paid from plan assets .................................          (576,247)           (346,532)
     Expenses .......................................................          (125,085)           (166,324)
                                                                           ------------        ------------
     Fair value of plan assets at end of year .......................      $ 10,807,752        $  9,119,571
                                                                           ============        ============
 Funded status ......................................................      $   (781,628)       $ (1,009,140)
 Unrecognized net actuarial loss ....................................           157,933             236,418
 Unrecognized transitional asset ....................................          (248,654)           (323,288)
 Unrecognized prior service cost ....................................             8,038               9,728
 Additional pension liability in excess of
     unrecognized prior service cost ................................          (537,273)           (565,817)
                                                                           ------------        ------------
 Accrued pension cost recorded in other
     accrued liabilities in the accompanying
     consolidated balance sheets ....................................      $ (1,401,584)       $ (1,652,099)
                                                                           ============        ============
 Weighted average assumptions as of December 31:
     Discount rate ..................................................               7.0%                7.0%
     Rate of increase in compensation ...............................               5.0                 5.0
     Expected return on plan assets .................................               9.0                 9.0
                                                                           ============        ============


                                                                     1998              1997              1996
 Components of net periodic benefit cost:
    Service cost--benefits earned during the year .........      $   695,837       $   632,271       $   555,874
    Interest cost on projected benefit obligation .........          786,703           675,117           612,287
    Actuarial return on plan assets .......................       (1,565,491)       (1,244,075)         (788,136)
    Net amortization and deferral .........................          685,001           493,786           124,964
                                                                 -----------       -----------       -----------
         Net pension cost .................................      $   602,050       $   557,099       $   504,989
                                                                 ===========       ===========       ===========

         Under the requirements of SFAS No. 87, Employers' Accounting for Pensions, an additional minimum pension liability for one plan, representing the excess of accumulated benefits over plan assets and accrued pension costs, was recognized at December 31, 1998 and 1997. A corresponding amount of $(6,861) and $(9,603) was recognized as an intangible asset at December 31, 1998 and 1997 to the extent of unrecognized prior service cost and unrecognized transition obligation, with the balance recorded as a separate reduction of stockholders' equity, net of the deferred tax effect.

         The Company has a cash incentive program for certain key employees. Under the terms of the plan, cash awards are made based upon the achievement of certain corporate and individual performance goals. Awards in total are limited to not more than 5% of the Company's earnings before interest and taxes. No awards were earned under the program in 1998, 1997, or 1996.

         The Company maintains a defined contribution savings plan covering substantially all employees. The plan is funded through employee and voluntary employer contributions. The Company accrued contributions of $130,000, $140,000, and $140,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Company has adopted an incentive stock option plan (the ISO Plan), a Nonemployee Director Stock Option Plan (the Directors' Plan) and a Non-Statutory Stock Option Plan (the Non-Statutory Plan). Under the ISO Plan, options to acquire a total of 111,000 shares of the Company's common stock were granted to certain employees, 46,000 in 1993, 52,500 in 1994, and 12,500 in 1997. The options vest over five years, with 20% cumulative vesting each year, and expire six years after the date of grant. The options granted in 1997 allow the holders to acquire stock for $3.4375 per share, which was the fair market value of the stock when the options were granted. In 1997, the exercise price and exercise period for options granted in 1993 and 1994 and still held by active employees were amended. The exercise price was reduced to $3.4375 per share, which was the fair market value of the stock on the effective date of the amendment, and the exercise period was extended an additional year to six years. Under the Directors' Plan, options to acquire a total of 15,000 shares of common stock were granted to nonemployee directors in 1993. The options vested immediately and allowed the holders to acquire stock for $7.375 per share, which was the fair market value of the stock when the options were granted. The 1993 options expired in 1998. Also under the Directors' Plan, options to acquire a total of 15,000 additional shares of common stock were granted to nonemployee directors in 1997. The options vest immediately, expire five years after the date of grant, and allow the holders to acquire stock for $3.4375 per share, which was the fair market value of the stock when the options were granted. At December 31, 1998 and 1997, there were options on 86,000 shares and 93,000 shares outstanding, respectively, of which 59,700 shares and 55,700 shares, respectively, are exercisable under the ISO Plan. At December 31, 1998, there were options on 15,000 shares outstanding and exercisable at $3.4375 per share under the Directors' Plan. At December 31, 1997, there were options on 30,000 shares outstanding and exercisable (15,000 at $3.4375 per share and 15,000 at $7.375 per share) under the Directors' Plan. No options have been granted under the Non-Statutory Plan.

         In 1994, the Company adopted a supplemental executive retirement plan
(SERP) for certain officers of the Company who were unable to participate in the Company's qualified defined benefit plan beginning January 1, 1989, because of changes in the tax laws which imposed certain antidiscrimination requirements upon qualified plans. The SERP provides for a normal retirement benefit for each of the officers. Early retirement benefits under the SERP would be actuarially adjusted to reflect the earlier commencement of the benefit. The SERP is funded by the purchase of life insurance policies to be held in trust. The Company reimburses the participants for the current tax recognition resulting from insurance policy purchases. The respective costs are being amortized over a five-year vesting employment period of the participants. The expense for this plan was approximately $434,000, $407,000, and $401,000 for 1998, 1997, and
1996, respectively. The SERP benefits were accelerated in January 1999 (see note
11).

(6)  COMMITMENTS AND CONTINGENCIES

  (a)  Leases

         The Company leases certain equipment under operating lease agreements. Rent expense was approximately $1,202,000, $1,250,000, and $1,139,000 for the years ended December 31, 1998, 1997, and 1996.

         Future lease commitments under long-term noncancelable operating leases are as follows:

         YEAR                                                                                                  AMOUNT

         1999....................................................................................         $      713,000
         2000....................................................................................                574,000
         2001....................................................................................                489,000
         2002....................................................................................                461,000
         2003....................................................................................                398,000
         Thereafter..............................................................................                163,000
                                                                                                          --------------
                                                                                                          $    2,798,000
                                                                                                          ==============

         It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 1999.

  (b)  Contingencies

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

         The Company is a party to environmental proceedings at two sites and is investigating the need for remediation at two additional facilities of the Company. The Company has accrued approximately $300,000 for the anticipated future costs of investigation and remediation. Although such costs could exceed that amount, the Company believes that any such excess will not have a material impact on the Company's financial position or results of operations.

(7)  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         One customer accounted for approximately 32%, 27%, and 27% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998, accounts receivable from a single customer comprised 24% of total accounts receivable, and accounts receivable denominated in foreign currencies amounted to approximately $4.3 million.

         Income (loss) before income taxes attributable to Toastmaster de Mexico S.A. de C.V. amounted to $(223,000) in 1998, $408,000 in 1997, and
$236,000 in 1996.

(8)  UNAUDITED QUARTERLY FINANCIAL DATA

         Unaudited quarterly financial data is as follows (amounts in thousands, except for per share data):

                                                                                           QUARTER
                                                                 FIRST         SECOND          THIRD         FOURTH
 1998:
     Net sales ..........................................      $ 25,626       $ 29,441       $ 37,855       $ 53,169
     Gross profit .......................................         4,308          4,270          4,251          7,241
     Loss before income taxes ...........................        (1,524)        (1,523)        (2,375)        (2,006)
     Net loss ...........................................          (882)        (1,012)        (1,623)        (2,902)
     Basic and diluted loss per common share ............         (0.12)         (0.13)         (0.21)         (0.39)
                                                               ========       ========       ========       ========

 1997:
     Net sales ..........................................      $ 26,315       $ 27,757       $ 44,209       $ 56,066
     Gross profit .......................................         4,134          4,967          8,639         11,142
     Income (loss) before income taxes ..................        (1,782)        (1,131)         2,123          3,579
     Net income (loss) ..................................        (1,141)          (712)         1,410          2,333
     Basic and diluted earnings (loss)
       per common share .................................         (0.15)         (0.09)          0.19           0.30
                                                               ========       ========       ========       ========

 1996:
     Net sales ..........................................      $ 26,738       $ 32,634       $ 49,321       $ 54,356
     Gross profit .......................................         3,359          4,282          9,573          3,377
     Income (loss) before income taxes ..................        (2,605)        (2,042)         1,481         (4,245)
     Net income (loss) ..................................        (1,654)        (1,312)           950         (2,675)
     Basic and diluted earnings (loss)
       per common share .................................         (0.22)         (0.17)          0.13          (0.36)
                                                               ========       ========       ========       ========

(9)  RESTRUCTURING

         The Company completed a restructuring of its product lines and operations in 1997. The Company disposed of its environmental products line and discontinued the production of certain kitchen countertop appliances and time products. The inventory and manufacturing equipment related to these products will be disposed of through normal channels of distribution and sale and abandonment, respectively.

         Restructuring charges incurred in the fourth quarter of 1996 consisted of inventory valuation charges of $5,666,000, anticipated losses on the disposal of fixed assets of $1,684,000, and accrued expenses of $250,000. Total restructuring charges in 1996 amounted to $7,600,000 before income taxes and are recorded in cost of sales.

         Additional restructuring charges of $123,000 were incurred in 1997 for anticipated losses on the disposal of fixed assets and are recorded in cost of sales. At December 31, 1998 and 1997, accrued restructuring expense amounted to $0 and $127,000, respectively.

(10)  ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for 1997 awards and amendments under these plans consistent with the methodology presented in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss for 1998 would have been increased by approximately $41,000 or $0.01 for basic and diluted earnings per common share, and net income for 1997 would have been reduced by approximately $47,500 or $0.01 for basic and diluted earnings per common share. The fair value of the options granted and amended during 1997 is estimated at values ranging from $0.39 to $1.11 on the dates of grant or amendment using the Black-Scholes option-pricing model with the following assumptions: dividend rate of $0.02 per share, volatility of 36.60% risk-free interest rate ranging between 5.39% and 6.23%, and an expected life ranging between 0.5 and 3.5 years.

         Pro forma net income reflects only options granted or amended since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period, and compensation cost for options granted prior to January 1, 1995 is not considered.

(11)  SUBSEQUENT EVENTS

         On January 7, 1999, Salton, Inc. (Salton) completed the purchase of all outstanding common stock of the Company for $7.00 per share. Salton also assumed the assets and liabilities of the Company, and subsequently paid off the borrowings under the revolving credit agreements (note 3).

         The Company was obligated for severance pay and accelerated retirement benefits upon a change in controlling ownership under certain contractual agreements with executive officers. Those obligations aggregated $2,511,235 and were paid in January and February 1999, and will be recorded by the Company as 1999 transactions.

         The Company continues to operate as a wholly-owned subsidiary of Salton.




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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                                                                       PAGE
        SALTON
        Independent Auditors' Report                                                                                     32
        Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998                                                33
        Consolidated Statements of Earnings for the Years Ended
             June 26, 1999, June 27, 1998 and June 28, 1997                                                              34
        Consolidated Statements of Stockholders' Equity for the Years Ended
             June 26, 1999, June 27, 1998 and June 28, 1997                                                              35
        Consolidated Statements of Cash Flows for the Years Ended June 26, 1999,
             June 27, 1998 and June 28, 1997                                                                             36
        Notes to the Consolidated Financial Statements                                                                   37
        TOASTMASTER
        Years ended December 31, 1998, 1997 and 1996
        Independent Auditors' Report..............................................................................       52
        Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................       53
        Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996................       54
        Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996......       55
        Consolidated Statements of Comprehensive Income (Loss) for the Years ended
        December 31, 1998, 1997 and 1996..........................................................................       56
        Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996................       57
        Notes to Consolidated Financial Statements................................................................       58


         (a)(2) FINANCIAL STATEMENTS SCHEDULES

              The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                                                                                       PAGE

         Schedule VIII-Valuation and Qualifying Accounts                                                                 73

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3) EXHIBITS

              See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

         (b) REPORTS ON FORM 8-K

         (i) Current Report on Form 8-K dated June 26, 1998 reporting under Item 5 Other Events, The Company's giving of written notice to Windmere of its intention to consumate the stock repurchase.

         (ii)     Current Report on Form 8-K dated July 2, 1998 reporting under
                  Item 5, Other Events, the Company's obtaining a commitment letter from Lehman Brothers, Inc. for a senior secured credit facility of up to $215 million.

         (iii) Current Report on Form 8-K dated July 15, 1998 reporting under Item 5, Other Events, the Company's entering into the Preferred Stock Agreement.

         (iv) Current Report on Form 8-K dated July 28, 1998 reporting under Item 5, Other Events, the consummation of the stock repurchase.

         (v) Current Report on Form 8-K dated August 26, 1998 reporting under Item 5, Other Events, the Company's entering into a definitive merger agreement to acquire Toastmaster.

         (vi) Current Report on Form 8-K dated January 15, 1999 reporting under Item 5, Other Events, consumation of the acquisition of Toastmaster.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 22st day of September, 1999.


                                            SALTON, INC.


                                            By:   /s/   Leonhard Dreimann
                                                  -----------------------------
                                                        Leonhard Dreimann
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 21, 1999:


SIGNATURE

                        /s/ LEONHARD DREIMANN                         Chief Executive Officer and Director
                        ---------------------                         (Principal Executive Officer)
                          Leonhard Dreimann

                         /s/ WILLIAM B. RUE                           President and Chief Operating Officer
                        ---------------------
                           William B. Rue

                        /s/ JOHN E. THOMPSON                          Senior Vice President and Chief Financial Officer
                        ---------------------                         (Principal Accounting and Financial Officer)
                          John E. Thompson

                         /s/ DAVID C. SABIN                           Director
                        ---------------------
                           David C. Sabin

                          /s/ FRANK DEVINE                            Director
                        ---------------------
                            Frank Devine

                         /s/ BERT DOORNMALEN                          Director
                        ---------------------
                           Bert Doornmalen

                       /s/ ROBERT A. BERGMANN                         Director
                       ----------------------
                         Robert A. Bergmann

                        /s/ BRUCE G. POLLACK                          Director
                        ---------------------
                          Bruce G. Pollack

The following pages contain the Financial Statement Schedules as specified by 12(a) and 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP with respect to the schedule required by 14(a)(2) appears at page 32 of this Form 10-K

                                 EXHIBIT 12(A)

                COMPUTATION OF RATIO OF INCOME TO FIXED CHARGES
                                  SALTON, INC.


                                                                                                 YEAR ENDED
(THOUSANDS, EXCEPT RATIOS)                                                 1999         1998         1997         1996         1995
                                                                         -------      -------      -------      -------      -------


 Fixed Charges
      Interest and amortization  of debt issuance costs on
       all indebtedness                                                  $15,864      $ 7,336      $ 4,967      $ 3,934      $ 3,057


      Add interest element  implicit in rentals                            1,158          521          394          222          211
                                                                         -------      -------      -------      -------      -------


      Total fixed charges                                                $17,022      $ 7,857     $ 5,361      $ 4,156      $ 3,268
                                                                         =======      =======      =======      =======      =======

 Income
      Income before income taxes                                         $53,863      $32,186      $ 6,400      $ 1,146      $   671


      Add fixed charges                                                   17,022        7,857        5,361        4,156        3,295
                                                                         -------      -------      -------      -------      -------

      Income before fixed charges and income taxes                       $70,885      $40,043      $11,761      $ 5,302      $ 3,939
                                                                         =======      =======      =======      =======      =======

 Ratio of earnings to  fixed charges                                        4.16         5.10         2.19         1.28         1.21

                                  SALTON, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JUNE 26, 1999

                                                                                  CHARGED TO
                                                                   BEGINNING      COSTS AND                              ENDING
                                                                    BALANCE        EXPENSES           DEDUCTIONS         BALANCE
                                                                   --------       ----------          ----------         -------

YEAR ENDED JUNE 28, 1997:
     Allowance for returns,
         allowances and doubtful accounts                          $1,900,000     $15,244,000         $(14,744,000)      $2,400,000
YEAR ENDED JUNE 27, 1998:
     Allowance for returns,
         allowances and doubtful accounts                          $2,400,000     $21,752,000         $(21,152,000)      $3,000,000
YEAR ENDED JUNE 26, 1999:
     Allowance for returns,
         allowances and doubtful accounts                          $3,000,000     $31,606,000         $(28,504,000)      $6,102,000

                                 EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

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

         3.2 By-laws of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration
                  No. 33-42097).

         3.3      Certificate of Designation for the Series A Convertible
                  Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
                  28,1998.

         4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration
                  No. 33-42097).

         4.2      Form of Note for Registrant's 10 3/4% Senior Subordinated
                  Notes. Incorporated by reference to the Registrant's
                  Registration Statement on Form S-4 (Registration No.
                  333-70169)

         4.3      Indenture dated December 16,1998 between Norwest Bank
                  National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes.
                  Incorporated by reference to the Registrant's Registration
                  Statement on Form S-4 (Registration No. 333-70169)

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

         10.11 Employment Agreement dated as of December 19, 1997 between the Registrant and Leonhard Dreimann. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

         10.12 Employment Agreement dated as of December 19, 1997 between the Registrant and David C. Sabin. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

         10.13 Employment Agreement dated as of December 19, 1997 between the Registrant and William B. Rue. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

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

         10.18    Stock Purchase Agreement dated July 15, 1998 by and among the
                  Registrant and Centre Capital Investors III, L.P.,Centre
                  Capital Tax-Exempt Investors II, L.P., Centre Capital
                  Offshore Investors, L.P., The State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and
                  Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July15,
                  1998.

         10.19 Registration Rights Agreement dated July 15, 1998 by and among the Registrant and Centre Capital Investors II,
                  L.P.,Centre Capital Tax-Exempt Investors II, L.P., Centre
                  Capital Offshore Investors II, L.P., The State Board of
                  Administration of Florida, Centre Parallel Management
                  Partners, L.P. and Centre Partners Coinvestment, L.P.
                  Incorporated by reference to the Registrant's Current
                  Reporton Form 8-K dated July 28, 1998.

         10.20    The Salton, Inc. 1998 Employee stock option plan.

         21.1 Subsidiaries of the Company. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

         23.1     Consent of KPMG

         25.1     Financial Data Schedule