Form 10-Q
period 1999-09-25
SALTON INC
filed 1999-11-09
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

    COMMISSION FILE NUMBER 0-19557

                                  SALTON, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              36-3777824
(State of other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                            Identification Number)

    550 BUSINESS CENTER DRIVE
    MOUNT PROSPECT, ILLINOIS                                      60056
(Address of principal executive offices)                       (Zip Code)

                                (847) 803-4600
              (Registrant's telephone number, including area code)

                         Salton/Maxim Housewares, Inc.

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 1999 - 10,331,949 shares of its $.01 par value Common Stock.

                                  SALTON, INC.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 25, 1999

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I         FINANCIAL INFORMATION
      Item 1:  Consolidated Financial Statements

               Consolidated Balance Sheets-September 25, 1999
               (Unaudited) and June 26, 1999                              3

               Consolidated Statements of Earnings (Unaudited)
               Thirteen weeks ended
               September 25, 1999 and
               September 26, 1998                                         4

               Consolidated Statements of Cash Flows (Unaudited)
               Thirteen weeks ended
               September 25, 1999 and
               September 26, 1998                                         5

               Notes to Consolidated Financial
               Statements (Unaudited)                                     6

      Item 2:  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                  9

PART II        OTHER INFORMATION

      Item 1:  Legal Proceedings                                         13

      Item 6:  Exhibits and Reports on Form 8-K                          14

               Signature                                                 15

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)
                                                                   (Unaudited)
                                                                  SEPTEMBER 25,          JUNE 26,
ASSETS                                                                1999                1999
                                                                -----------------    ----------------
CURRENT ASSETS:
   Cash  ..................................................     $           8,336    $         11,240
   Accounts receivable, net of allowances..................               159,525              96,179
   Inventories.............................................               155,965             144,124
   Prepaid expenses and other current assets...............                 8,521               6,350
   Deferred income taxes...................................                 3,134               3,134
                                                                -----------------    ----------------
         Total current assets..............................               335,481             261,027
Property Plant and Equipment:
   Land  ..................................................                   928                 928
   Buildings...............................................                 4,696               4,696
   Molds and tooling.......................................                28,117              26,364
   Warehouse equipment.....................................                 6,361               6,142
   Office furniture and equipment..........................                 6,418               6,097
                                                                -----------------    ----------------
         ..................................................                46,520              44,227
   Less accumulated depreciation...........................               (21,513)            (19,576)
                                                                -----------------    ----------------
         ..................................................                25,007              24,651
Intangibles, net of accumulated amortization, and
       other non-current assets............................                42,500              42,638
                                                                -----------------    ----------------
TOTAL ASSETS...............................................     $         402,988    $        328,316
                                                                =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt.........     $          67,196    $         32,229
   Accounts payable........................................                53,732              40,997
   Accrued expenses........................................                28,264              21,865
   Income taxes payable....................................                 6,144
                                                                -----------------    ----------------
         Total current liabilities.........................               155,336              95,091
Non-current deferred income taxes..........................                   157                 157
Long-term debt.............................................               182,013             182,329
                                                                -----------------    ----------------
         Total liabilities.................................               337,506             277,577
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
       2,000,000 shares, 40,000 shares issued..............
   Common stock, $.01 par value; authorized,
       20,000,000 shares; shares issued and outstanding:
       2000--10,289,640; 1999--10,251,828..................                   134                 201
   Treasury stock - at cost................................               (43,308)            (90,804)
   Additional paid-in capital..............................                45,317              91,900
   Accumulated other comprehensive income..................                   (49)                (48)
   Retained earnings ......................................                63,388              49,490
                                                                -----------------    ----------------
         Total stockholders' equity........................                65,482              50,739
                                                                -----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................     $         402,988    $        328,316
                                                                =================    ================

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

(IN THOUSANDS EXCEPT PER SHARE DATA)                                                                13 WEEKS ENDED
                                                                                                    --------------
                                                                                           SEPTEMBER 25,       SEPTEMBER 26,
                                                                                               1999                1998
                                                                                               ----                ----

Net sales....................................................                        $        196,340    $       104,388
Cost of goods sold...........................................                                 110,401             55,004
Distribution expenses........................................                                   7,120              3,609
                                                                                     ----------------    ---------------
Gross profit.................................................                                  78,819             45,775
Selling, general and administrative expenses.................                                  50,490             27,780
                                                                                     ----------------    ---------------
Operating income.............................................                                  28,329             17,995
Interest expense, net........................................                                   5,477              2,399
                                                                                     ----------------    ---------------
Income before income taxes...................................                                  22,852             15,596
Income tax expense ..........................................                                   8,954              4,777
                                                                                     ----------------    ---------------
Net income...................................................                        $         13,898    $        10,819
                                                                                     ================    ===============

Weighted average common shares outstanding...................                                  10,290             13,191

Weighted average common and common
    equivalent shares outstanding............................                                  14,574             16,020

Net income per common share: Basic...........................                        $           1.35    $          0.82
                                                                                     ================    ===============

Net income per common share: Diluted.........................                        $           0.95    $          0.68
                                                                                     ================    ===============


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                      13 WEEKS ENDED
                                                                             -------------------------------
                                                                             SEPTEMBER 25,     SEPTEMBER 26,
                                                                                 1999              1998
                                                                             -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                                  $  13,898      $   10,819
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Changes in deferred taxes                                                                       442
      Depreciation and amortization                                                 2,280           1,244
      Purchase reduction of note payable and other noncash items                     (187)           (251)
        Changes in assets and liabilities:
           Accounts receivable                                                    (63,346)        (22,483)
           Inventories                                                            (11,841)        (16,646)
           Prepaid expenses and other current assets                               (2,171)            273
           Accounts payable                                                        12,547           2,827
           Taxes payable                                                            6,144           2,861
           Accrued expenses                                                         6,399              95
                                                                                ---------      ----------
               Net cash from operating activities:                                (36,277)        (20,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (2,311)           (589)
                                                                                ---------      ----------
               Net cash from investing activities:                                 (2,311)           (589)
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment)proceeds from revolving line of credit                               34,967         (30,475)
   (Repayment)proceeds from long-term debt                                           (130)         90,000
   Costs associated with refinancing                                                               (3,966)
   Common stock issuance                                                              848               2
   Preferred stock issuance                                                                        40,000
   Purchase of treasury stock                                                                     (70,799)
   Costs associated with preferred stock issuance                                                  (2,998)
                                                                                ---------      ----------
               Net cash from financing activities:                                 35,685          21,764
The effect of exchange rate changes on cash                                            (1)
                                                                                ---------      ----------
Net change in cash                                                                 (2,904)            356
Cash, beginning of period                                                          11,240             661
                                                                                ---------      ----------
Cash, end of period                                                             $   8,336      $    1,017
                                                                                =========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

   Interest                                                                     $   1,834      $      610
   Income taxes                                                                 $   2,959      $    1,474

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   In the quarter ended September 26,1998, Salton repurchased 6,535,072 shares of Salton's common stock from Windmere-Durable Holdings Inc. ("Windmere") for a total purchase price of $90,804,024. The purchase price included the issuance of a six and one-half year $15,000,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,095,715 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,847,620.


                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The consolidated financial statements have been prepared from Salton's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 1999 Annual Report to Shareholders and the Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

        On June 28, 1999, Salton's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. The stock split was effected through the issuance of treasury shares, and accordingly, the cost attributable to those shares of $47.5 million was transferred from treasury stock to additional paid-in capital. Such treasury shares were not subject to the stock split. The June 26, 1999 share and per-share amounts in the accompanying financial statements give effect to the split.

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

4.       COMPREHENSIVE INCOME

         For the 13 weeks ended September 25, 1999 components of other comprehensive income include foreign currency translation charges, net of tax.


                                                           13 WEEKS ENDED
                                                ---------------------------------
       (DOLLARS IN THOUSANDS)                   SEPTEMBER 25,       SEPTEMBER 26,
                                                    1999                1998
                                                ------------        -------------
          Net income                               $ 13,898           $ 10,819

          Other comprehensive income (loss)              (1)
                                                   --------           --------
                                                   $ 13,897           $ 10,819
                                                   ========           ========

         Accumulated other comprehensive income(loss) is comprised of foreign currency translation charges of $1 and $2 as of September 25, 1999 and June 26, 1999, respectively, and Salton's minimum pension liability of $50 and $50 as of September 25, 1999 and June 26, 1999, respectively.

5.       OPERATING SEGMENTS

         Salton consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop products and personal care/time products. This segmentation is appropriate because Salton makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of Salton's products are procured through independent manufacturers, primarily in the Far East, and are distributed through similar distribution channels.

Product Information - Net Sales

                                                                           SEPTEMBER 25,  SEPTEMBER 26,
                                                                               1999           1998
                                                                           -------------  -------------
                                                                                   (IN THOUSANDS)
Small appliances.......................................................     $  168,945       $   96,619
Tabletop products......................................................          5,456            6,145
Personal care/time products............................................         21,939            1,624
                                                                            ----------       ----------
Total .................................................................     $  196,340       $  104,388
                                                                            ==========       ==========



6.       ACQUISITION

         On January 7, 1999, Salton acquired the stock of Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). Salton paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million was paid by Salton in connection with the acquisition. The acquisition was accounted for as a purchase. The purchase price has been preliminarily allocated based upon estimated fair market values of the acquired assets and liabilities at the date of acquisition, pending final determination of certain acquired assets and liabilities. Accordingly, the purchase price allocation may change in subsequent periods.
The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being preliminarily amortized on a straight-line basis over forty years.

         The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the period presented:


                                                                                         13 WEEKS ENDED
                                                                                       SEPTEMBER 26, 1998
                                                                                         (IN THOUSANDS)


Net sales........................................................................       $     143,263
Operating income.................................................................              16,766
Net income.......................................................................               7,904
Net income per share:
     Basic.......................................................................       $        0.60
     Diluted.....................................................................       $        0.49

         The pro forma results are for informational purposes only and do not purport to represent what Salton's results of operations would have actually been had the transaction been consummated for the periods indicated.

7.       SUBSEQUENT EVENTS

      On October 6, 1999, Salton purchased approximately 21% of the outstanding shares of Amalgamated Appliance Holdings Limited ("Amalgamated"), a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa, for approximately $6 million. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., was added to Amalgamated's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 26, 1998.

         Net Sales. Net sales in the quarter ended September 25, 1999 ("first quarter of fiscal 2000") were $196.3 million, an increase of approximately $92.0 million or 88.1%, compared to net sales of $104.4 million in the quarter ended September 26, 1998("first quarter of fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our newly acquired wholly-owned subsidiary Toastmaster, sales of Rejuvenique(R) and Juiceman(R) products. Net sales of White-Westinghouse(R) products to Kmart and Zellers approximated 8% of net sales in the first quarter of fiscal 2000 compared to 14% of net sales in the first quarter of fiscal 1999.

         Gross Profit. Gross profit in the first quarter of fiscal 2000 was $78.8 million or 40.1% of net sales as compared to $45.8 million or 43.9% in the same period in fiscal 1999. Cost of goods sold during the first quarter of fiscal 2000 increased to 56.2% of net sales compared to 52.7% in the same period in fiscal 1999. Distribution expenses were $7.1 million or 3.6% of net sales in the first quarter of fiscal 2000 compared to $3.6 million or 3.5% of net sales in the same period in fiscal 1999. Gross profit in the first quarter of fiscal 2000 as a percentage of net sales decreased primarily due to higher costs of Toastmaster products. Excluding the cost of Toastmaster products, Salton had a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 25.7% of net sales or $50.5 million in the first quarter of fiscal 2000 compared to 26.6% of net sales or $27.8 million for the same period in fiscal 1999. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 18.0% of net sales or $35.4 million in the first quarter of fiscal 2000 when compared to 18.2% of net sales or $19.0 million in the same period in fiscal 1999. Through increased leverage of fixed costs, the remaining selling, general and administrative costs decreased to 7.6% of net sales or $15.0 million in the first quarter of fiscal 2000 compared to 8.4% of net sales or $8.8 million in the first quarter of fiscal 1999.

         Operating Income. As a result of the foregoing, operating income increased by $10.3 million or 57.4%, to $28.3 million in the first quarter of fiscal 2000 from $18.0 million in the same period in fiscal 1999. Operating income as a percentage of net sales decreased to 14.4% in the first quarter of fiscal 2000 from 17.2% in the same period of fiscal 1999. Excluding the effects of Toastmaster operating income increased to 17.7% compared to the prior quarter of 17.2%.

         Net Interest Expense. Net interest expense was approximately $5.5 million for the first quarter of fiscal 2000 compared to $2.4 million in the first quarter of fiscal 1999. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.2% in fiscal 2000 compared to 7.8% in fiscal 1999. The average amount of all debt outstanding was $209.0 million for the first quarter of fiscal 2000 compared to $70.5 million for the same period in fiscal 1999. This increase was used to complete Salton's recapitalization, complete the acquisition of Toastmaster and to finance the working capital needed to support growth in sales.

          Income Tax Expense. Salton had tax expense of $9.0 million in fiscal 2000 as compared to tax expense of $4.8 million in fiscal 1999.

          Net income. Net income increased 28.5% to $13.9 million in the first quarter of fiscal 2000, compared to $10.8 million in the first quarter of fiscal 1999.

         Earnings per Share. Basic earnings per common share were $1.35 per share on weighted average common shares outstanding of 10,289,640 in the first quarter of fiscal 2000 compared to earnings of $0.82 per share on weighted average common shares outstanding of 13,191,021 in the same period in fiscal 1999. Diluted earnings per common share were $0.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,573,612 in the first quarter of fiscal 2000 compared to earnings of $0.68 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,020,403 in the same period in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2000, Salton used net cash of $36.3 million in operating activities and $2.3 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of receivables and inventory, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $35.7 million. This resulted primarily from draws of $35.0 million under the revolving line of credit.

         At September 25, 1999, Salton had debt outstanding of $249.2 million and had the ability to borrow up to an additional $15.0 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

         Salton's credit agreement and senior subordinated notes contain a number of significant covenants that, among other things, restrict the ability of Salton to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the credit agreement, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

         Salton's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. Salton's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the New Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet Salton's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that Salton's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, Salton may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

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

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Salton, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Salton's degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of Salton's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; Salton's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings; the risks relating to pending legal proceedings and other factors both referenced and not referenced in Salton's filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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

         Management believes that Salton's systems are Year 2000 compliant. Salton has upgraded and substantially completed the internal testing of its information technology systems and will continue to monitor such systems throughout the remainder of 1999. Salton has also specifically addressed its non-information technology related systems and believes that there will be no significant operational problems relating to the Year 2000 issue. Salton has not obtained, and does not intend to obtain, an independent verification and validation of its Year 2000 compliance status.

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

         The most reasonably likely worst-case scenario resulting from Salton's inability, or the inability of its suppliers, customers or shippers, to become Year 2000 compliant, includes the following adverse effects:

- Salton would be unable to receive products due to Year 2000-related failure on the part of its suppliers causing Salton to be unable to fulfill the orders of many of its customers for Salton's products.
- Salton's customers would be unable to place their orders with Salton because of Salton's own system failure or those of its customers resulting in delayed or potentially lost orders for Salton's products.
- Salton would be unable to deliver ordered products to its customers on a timely basis due to a system failure at Salton or at one of its product shippers leading to delays in arrival of Salton's products and possibly dissatisfied customers.
- Salton's customers would be unable to receive and/or pay for Salton products on a timely basis.

         Salton is currently reviewing the implementation of contingency plans relating to the Year 2000 compliance problems in its own systems or those of its suppliers, customers or shippers.

         Salton has incurred approximately $900,000 to date to resolve and test Salton's Year 2000 compliance issues. All expenses incurred in connection with Year 2000 compliance are expensed as incurred, other than acquisitions of new software or hardware, which are capitalized. Salton currently estimates that the remaining cost of its Year 2000 compliance efforts will not exceed $250,000.

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

                           PART II: OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS

         Trademark Litigation

         In November 1996, White Consolidated Industries, Inc. ("White Consolidated"), filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(R) name for use on lighting products, fans and electrical accessories for use in the home violates White Consolidated's rights to the Westinghouse(R) name and constitutes a breach of the agreements under which CBS's predecessor sold White Consolidated its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming White Consolidated, Windmere, Salton and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. CBS sought an injunction prohibiting Salton, Windmere and White Consolidated from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and White Consolidated, and unspecified damages and attorneys' fees.

         On September 22, 1999, CBS and White Consolidated finalized a settlement agreement relating to the ownership of the White-Westinghouse(R) name for certain consumer products. Under the settlement, we retain our existing rights under the license from White Consolidated for the use of the White-Westinghouse(R) name.

         In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against Salton and its principal executive officers alleging that Salton tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by Salton, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. Salton believes that it has valid defenses against the claims made against it by the Fitness Centers. Ms. Evans has agreed to indemnify Salton against matters relating to her services to Salton.

 Environmental

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of September 25, 1999, Salton has accrued approximately $300,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

 Arbitration

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserts various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatory and punitive damages of $15 million. An arbitration hearing solely with respect the forgery claim was been scheduled for October 21, 1999 and a decision is pending.

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


                                                     SALTON, INC.

Date: November 4, 1999                         /s/   JOHN E. THOMPSON
                                              ----------------------------------
                                                     John E. Thompson
                                                     Chief Financial Officer and
                                                     Senior Vice-President
                                                     (Duly Authorized Officer
                                                     of the Registrant)


                                  EXHIBIT INDEX
EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT

         12                                 Computation of ratio of earnings to fixed charges
         27                                 Financial Data Schedule