Form 10-Q
period 1999-12-25
SALTON INC
filed 2000-02-08
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999 OR

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

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 2000 11,247,437 shares of its $.01 par value Common Stock.

                                  SALTON, INC.
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 25, 1999

                                      INDEX

                                                                                            PAGE NO.

PART I              FINANCIAL INFORMATION

        Item 1:     Consolidated Financial Statements

                    Consolidated Balance Sheets-December 25, 1999
                    (Unaudited) and June 26, 1999                                                3

                    Consolidated Statements of Earnings (Unaudited)
                    Thirteen weeks ended December 25, 1999 and December 26, 1998
                    And Twenty-six weeks ended December 25, 1999 and December 26, 1998           4

                    Consolidated Statements of Cash Flows (Unaudited)
                    Twenty-six weeks ended December 25, 1999 and December 26, 1998               5

                    Notes to Consolidated Financial Statements (Unaudited)                       6

        Item 2:     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    9

PART II             OTHER INFORMATION

        Item 1:     Legal Proceedings                                                           13

        Item 6:     Exhibits and Reports on Form 8-K                                            14

                    Signature                                                                   15


                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

                                                        (UNAUDITED)
                                                        DECEMBER 25,      JUNE 26,
ASSETS                                                     1999            1999
                                                           ----            ----
Current Assets:
   Cash                                                $       4,780    $     11,240
   Accounts receivable, net of allowances                    208,804          96,179
   Inventories                                               149,942         144,124
   Prepaid expenses and other current assets                   7,442           6,350
   Deferred income taxes                                       2,021           3,134
                                                       -------------    ------------
         Total current assets                                372,989         261,027
Property Plant and Equipment:
   Land                                                          928             928
   Buildings                                                   4,696           4,696
   Molds and tooling                                          28,907          26,364
   Warehouse equipment                                         6,386           6,142
   Office furniture and equipment                              7,594           6,097
                                                       -------------    ------------
                                                              48,511          44,227
   Less accumulated depreciation                             (23,373)        (19,576)
                                                       -------------    ------------
                                                              25,138          24,651
Intangibles, net of accumulated amortization, and
       other non-current assets                              164,625          42,638
                                                       -------------    ------------
TOTAL ASSETS                                           $     562,752    $    328,316
                                                       =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit and other current debt     $     93,537     $     32,229
   Accounts payable                                          28,252           40,997
   Accrued expenses                                          25,515           21,865
   Income taxes payable                                      19,752
                                                       ------------     ------------
         Total current liabilities                          167,056           95,091
Non-current deferred income taxes                               157              157
Long-term debt                                              255,541          182,329
                                                       ------------     ------------
         Total liabilities                                  422,754          277,577
Stockholders' equity:
   Preferred stock, $.01 par value; authorized,
       2,000,000 shares, 40,000 shares issued
   Common stock, $.01 par value; authorized,
       20,000,000 shares; shares issued and outstanding:
       2000--11,239,437; 1999--10,251,828                       134              201
   Treasury stock - at cost                                 (30,961)         (90,804)
   Additional paid-in capital                                59,875           91,900
   Accumulated other comprehensive income (loss)                  4              (48)
   Retained earnings                                        110,946           49,490
                                                       -------------    ------------
         Total stockholders' equity                         139,998           50,739
                                                       ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    562,752     $    328,316
                                                       ============     ============

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                    13 WEEKS ENDED                 26 WEEKS ENDED
                                                                    --------------                 --------------
                                                             12/25/99          12/26/98        12/25/99         12/26/98
                                                             --------          --------        --------         --------
Net sales                                                    $292,767          $142,684        $489,107         $247,072
Cost of goods sold                                            166,845            84,338         277,246          139,342
Distribution expenses                                           9,911             4,956          17,031            8,565
                                                              -------            ------          ------           ------
Gross profit                                                  116,011            53,390         194,830           99,165
Selling, general and administrative expenses                   30,684            31,969          81,174           59,749
                                                               ------            ------          ------           ------
Operating income                                               85,327            21,421         113,656           39,416
Interest expense                                                9,244             2,411          14,721            4,810
                                                               ------            ------          ------           ------
Income before income taxes                                     76,083            19,010          98,935           34,606
Income taxes                                                   28,525             7,328          37,479           12,105
                                                               ------            ------          ------          -------

Net income                                                   $ 47,558          $ 11,682        $ 61,456        $  22,501
                                                             ========          ========        ========        =========



Weighted average common shares outstanding                 11,184,333         9,855,147      11,109,058       11,523,084


Weighted average common and common
   equivalent shares outstanding                           15,457,776        14,035,043       15,378,315      15,061,670


Net income per common share: Basic                           $  4.25           $  1.19         $  5.53          $  1.95


Net income per common share: Diluted                         $  3.08            $ 0.83          $ 4.00          $  1.49


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                                                   26 WEEKS ENDED
                                                                                                   --------------
                                                                                           DECEMBER 25,      DECEMBER 26,
                                                                                               1999              1998
                                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 61,456         $ 22,501
   Adjustments to reconcile net income to net cash from operating activities:
      Changes in deferred taxes                                                                1,113             (158)
      Depreciation and amortization                                                            8,729            2,309
      Imputed interest on note payable                                                         3,168
      Purchase reduction of note payable and other non-cash items                               (221)              12
        Changes in assets and liabilities:
           Accounts receivable                                                              (112,625)         (39,588)
           Inventories                                                                        (5,818)          (4,749)
           Prepaid expenses and other current assets                                          (1,092)            (493)
           Accounts payable                                                                  (12,745)            (644)
           Taxes payable                                                                      19,752             (496)
           Accrued expenses                                                                    3,700              647
                                                                                               -----         --------
               Net cash from operating activities:                                           (34,583)         (20,659)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of George Foreman Trademark                                                   (22,750)
   Additions to intangibles for patents/trademarks                                              (335)
   Equity investment in Amalgamated Appliance Holdings Limited                                (5,896)
   Capital expenditures                                                                       (4,439)            (970)
                                                                                             --------          -------
               Net cash from investing activities:                                           (33,420)            (970)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds(repayment)from revolving line of credit and other debt                            61,308          (50,475)
   Repayment of long-term debt                                                                  (255)         (90,000)
   Proceeds from long-term debt                                                                                90,000
   Proceeds from subordinated notes                                                                           125,000
   Costs associated with refinancing                                                            (514)          (7,943)
   Common stock issuance                                                                       1,002               40
   Preferred stock issuance                                                                                    40,000
   Purchase of treasury stock                                                                                 (70,799)
   Costs associated with preferred stock issuance                                                              (2,999)
                                                                                          ----------         ---------
               Net cash from financing activities:                                            61,541           32,824
The effect of exchange rate changes on cash                                                        2                -
                                                                                          ----------       ----------
Net change in cash                                                                            (6,460)          11,195
Cash, beginning of period                                                                     11,240              661
                                                                                              ------         --------
Cash, end of period                                                                         $  4,780      $    11,856
                                                                                            ========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Interest                                                                                    $ 14,091         $  4,182
   Income taxes                                                                             $ 16,791         $ 12,601


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137,500, of which $113,750 is payable in five annual cash installments, and the remaining $23,750 was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 was previously paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91,000 non-interest bearing subordinated promissory note initially recorded at its present value of $74,520 which accreted to a present value of $77,688 as of December 25, 1999.

      In the quarter ended September 26, 1998, Salton repurchased 6,535,072 shares of Salton's common stock from Windmere-Durable Holdings Inc.("Windmere") for a total purchase price of $90,804. The purchase price included the issuance of a six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,096 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,848.
                 See Notes to Consolidated Financial Statements.

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

2.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

         On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. The stock split was effected through the issuance of treasury shares, and accordingly, the cost attributable to those shares of $47.5 million was transferred from treasury stock to additional paid-in capital. Such treasury shares were not subject to the stock split. The December 25, 1999 share and per-share amounts in the accompanying financial statements give effect to the split.

         During the second quarter of fiscal 2000, the acquisition of the George Foreman Trademark was completed. All share and per-share amounts have been updated to give effect to this transaction as of July 1, 1999.

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

4.       EVENTS OF THE TWENTY-SIX WEEKS ENDED DECEMBER 25, 1999

George Foreman Trademark

      In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments, and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.75 million was previously paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value initially of $74.5 million accreted to the present value of $77.7 million as of December 25, 1999. The effect of the George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million. The per diluted share effect of the George Foreman transaction was an increase of $0.52.

         The results of the transactions have been included in the consolidated statements of earnings as of July 1, 1999. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the earliest period presented:

                                             13 WEEKS ENDED      26 WEEKS ENDED
                                            DECEMBER 26, 1998   DECEMBER 26,1998
                                            -----------------   ----------------
                                                      (IN THOUSANDS)
Net sales...............................    $     142,684        $     247,072
Operating income........................           29,772               54,563
Net income..............................           15,810               29,808
Net income per share:
     Basic..............................    $        1.49        $        2.42
     Diluted............................    $        1.07        $        1.88

         The pro forma results are for informational purposes only and do not purport to represent what Salton's results of operations would have actually been had the transaction been consummated for the periods indicated.

TMI Acquisition Note Payable

         On October 29, 1999, Salton retired the $4.0 million note payable recorded associated with the acquisition of Toastmaster Inc. by issuing 109,090 shares of common stock out of treasury.


Amalgamated Appliance Holdings Limited

         On October 6, 1999, Salton purchased approximately 21% of the outstanding shares of Amalgamated Appliance Holdings Limited ("Amalgamated'), a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa, for approximately $6 million. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., was added to Amalgamated's Board of Directors.

Amended Credit Facility

         Salton amended and restated the New Credit Agreement (the "Amended Credit Agreement") during the quarter ended December 25, 1999. Salton increased its existing revolving credit facility from $80.0 million to $115.0 million. The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $160.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $115.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

5.       COMPREHENSIVE INCOME

         For the 13 weeks and the 26 weeks ended December 25, 1999 and December 26, 1998 components of other comprehensive income include foreign currency translation adjustments, net of tax.

                                                          13 WEEKS ENDED                      26 WEEKS ENDED
                                                          --------------                      --------------
         (DOLLARS IN THOUSANDS)                      12/25/99          12/26/98         12/25/99          12/26/98
                                                     --------          --------         --------          --------

         Net income                                  $ 47,558          $11,682          $ 61,456          $ 22,501
         Other comprehensive income                         2                                  2
                                                    ---------          -------          --------          --------

                                                     $ 47,560          $ 11,682         $ 61,558          $ 22,501
                                                     =========         ========         ========          ========

         Accumulated other comprehensive income is comprised of foreign currency translation adjustments of $4 as of December 25, 1999 and foreign currency translation adjustments of $2 and a minimum pension liability charge of $50 as of June 26, 1999.

6.       OPERATING SEGMENTS

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

Product Information - Net Sales


                                                          13 WEEKS ENDED                      26 WEEKS ENDED
                                                         ----------------                     --------------
(DOLLARS IN THOUSANDS)                               12/25/99          12/26/98         12/25/99          12/26/98
                                                     --------          --------         --------          --------
Small kitchen appliances                             $ 259,045         $ 134,077        $ 427,990         $ 230,696
Tabletop products                                       25,939             1,161           47,878             2,785
Personal care & time products                            7,783             7,446           13,239            13,591
                                                     ---------         ---------        ---------         ---------
Total                                                $ 292,767         $ 142,684        $ 489,107         $ 247,072
                                                     =========         =========        ==========        =========

7.       ACQUISITION

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

         The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the period presented:

                                                                       13 WEEKS ENDED      26 WEEKS ENDED
                                                                     DECEMBER 26, 1998    DECEMBER 26,1998
                                                                     -----------------    ----------------
                                                                                 (IN THOUSANDS)
Net sales........................................................      $     194,833        $     338,096
Operating income.................................................             20,698               37,385
Net income.......................................................              7,837               16,091
Net income per share:
     Basic.......................................................      $        0.79        $        1.40
     Diluted.....................................................      $        0.56        $        1.07


         The pro forma results are for informational purposes only and do not purport to represent what Salton's results of operations would have actually been had the transaction been consummated for the periods indicated.

8.       SUBSEQUENT EVENTS

          On January 14, 2000, Salton entered into a strategic alliance with ePods, Inc., an Internet company. Salton will become the exclusive distributor of ePods products in the U.S., Canada and Mexico. As part of this alliance, Salton has invested approximately $2 million in convertible preferred stock of ePods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 25, 1999 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 26, 1998.

         Net Sales. Net sales in the quarter ended December 25, 1999 ("second quarter of fiscal 2000") were $292.8 million, an increase of approximately $150.1 million or 105.2%, compared to net sales of $142.7 million in the quarter ended December 26, 1998 ("second quarter of fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our wholly-owned subsidiary Toastmaster acquired in January 1999, and sales of Rejuvenique(R) and Juiceman(R) products. Net sales of White-Westinghouse(R) products to Kmart and Zellers approximated 8% of net sales in the second quarter of fiscal 2000 compared to 15% of net sales in the second quarter of fiscal 1999.

         Gross Profit. Gross profit in the second quarter of fiscal 2000 was $116.0 million or 39.6% of net sales as compared to $53.4 million or 37.4% of net sales in the same period in fiscal 1999. Cost of goods sold during the second quarter of fiscal 2000 decreased to 57.0% of net sales compared to 59.1% in the same period in fiscal 1999. Distribution expenses were $9.9 million or 3.4% of net sales in the second quarter of fiscal 2000 compared to $5.0 million or 3.5% of net sales in the same period in fiscal 1999. Gross profit in the second quarter of fiscal 2000 as a percentage of net sales increased primarily due to a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 10.5% of net sales or $30.7 million in the second quarter of fiscal 2000 compared to 22.4% of net sales or $32.0 million for the same period in fiscal 1999. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 4.6% of net sales or $13.4 million in the second quarter of fiscal 2000 when compared to 16.5% of net sales or $23.5 million in the same period in fiscal 1999. The effect of the George Foreman transaction in the second quarter of fiscal 2000 was an elimination of $16.6 million in royalties associated with the first quarter of fiscal 2000 partially offset by amortization of $4.0 million ($2.0 million was associated with the first quarter of fiscal 2000), compared to payments of royalties of $10.4 million in the second quarter of fiscal 1999. The remaining selling, general and administrative costs increased to $17.2 million or 5.9% of net sales in the second quarter of fiscal 2000 compared to $8.5 million or 5.9% of net sales in the second quarter of fiscal 1999, primarily attributable to higher costs related to the higher level of sales and increases due to the acquisition of Toastmaster.

         Operating Income. As a result of the foregoing, operating income increased by $63.9 million or 298.3%, to $85.3 million in the second quarter of fiscal 2000 from $21.4 million in the same period in fiscal 1999. Operating income as a percentage of net sales increased to 29.1% in the second quarter of fiscal 2000 from 15.0% in the same period of fiscal 1999.

         Net Interest Expense. Net interest expense was approximately $9.2 million for the second quarter of fiscal 2000 compared to $2.4 million in the second quarter of fiscal 1999. The increase is primarily attributable to imputed interest of $3.2 million on the George Foreman note payable of which $1.6 million was related to the first quarter of 2000. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in fiscal 2000 compared to 7.7% in fiscal 1999. The average amount of all debt outstanding was $241.0 million for the second quarter of fiscal 2000 compared to $117.9 million for the same period in fiscal 1999. The increases are primarily attributable higher interest rates and increased borrowings used to complete the acquisition of Toastmaster and to provide working capital necessary to support the growth in sales.

         Income Tax Expense. Salton had tax expense of $28.5 million in the second quarter of fiscal 2000 as compared to tax expense of $7.3 million in the second quarter of fiscal 1999.

         Net income. Net income increased 307.1% to $47.6 million in the second quarter of fiscal 2000, compared to $11.7 million in the second quarter of fiscal 1999.

         Earnings per Share. Basic earnings per common share were $4.25 per share on weighted average common shares outstanding of 11,184,333 in the second quarter of fiscal 2000 compared to earnings of $1.19 per share on weighted average common shares outstanding of 9,855,147 in the same period in fiscal 1999. Diluted earnings per common share were $3.08 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,457,776 in the second quarter of fiscal 2000 compared to earnings of $0.83 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,035,043 in the same period in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

         TWENTY-SIX WEEKS ENDED DECEMBER 25, 1999 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 26, 1998.

                  Net Sales. Net sales in the twenty-six weeks ended December 25, 1999 ("first half of fiscal 2000") were $489.1 million, an increase of approximately $242.0 million or 98.0%, compared to net sales of $247.1 million in the twenty-six weeks ended December 26, 1998 ("first half of fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our wholly-owned subsidiary Toastmaster acquired in January 1999, and sales of Rejuvenique(R) and Juiceman(R) products. Net sales of White-Westinghouse(R) products to Kmart and Zellers approximated 7% of net sales in the first half of fiscal 2000 compared to 15% of net sales in the first half of fiscal 1999.

         Gross Profit. Gross profit in the first half of fiscal 2000 was $194.8 million or 39.8% of net sales as compared to $99.2 million or 40.1% of net sales in the same period in fiscal 1999. Cost of goods sold during the first half of fiscal 2000 increased to 56.7% of net sales compared to 56.4% in the same period in fiscal 1999. Distribution expenses were $17.0 million or 3.5% of net sales in the first half of fiscal 2000 compared to $8.6 million or 3.5% of net sales in the same period in fiscal 1999. Gross profit in the first half of fiscal 2000 as a percentage of net sales decreased primarily due to higher costs of Toastmaster products. Excluding the cost of Toastmaster products, Salton had a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 16.6% of net sales or $81.2 million in the first half of fiscal 2000 compared to 24.2% of net sales or $59.7 million for the same period in fiscal 1999. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.0% of net sales or $49.0 million in the first half of fiscal 2000 when compared to 17.2% of net sales or $42.5 million in the same period in fiscal 1999. The effect of the George Foreman transaction related to the first half was an elimination of $16.6 million in royalties partially offset by amortization of $4.0 million, compared to payments of royalties of $19.2 million in the second half of fiscal 1999. The remaining selling, general and administrative costs increased to $32.2 million or 6.6% of net sales in the first half of fiscal 2000 compared to $17.3 million or 7.0% of net sales in the first half of fiscal 1999, primarily attributable to higher costs related to the higher level of sales and increases due to the acquisition of Toastmaster.

         Operating Income. As a result of the foregoing, operating income increased by $74.2 million or 188.4%, to $113.7 million in the first half of fiscal 2000 from $39.4 million in the same period in fiscal 1999. Operating income as a percentage of net sales increased to 23.2% in the first half of fiscal 2000 from 16.0% in the same period of fiscal 1999.

         Net Interest Expense. Net interest expense was approximately $14.7 million for the first half of fiscal 2000 compared to $4.8 million in the first half of fiscal 1999. The increase is primarily attributable to imputed interest of $3.2 million on the George Foreman note payable. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.4% in fiscal 2000 compared to 8.2% in fiscal 1999. The average amount of all debt outstanding was $225.0 million for the first half of fiscal 2000 compared to $108.2 million for the same period in fiscal 1999. The increases are primarily attributable to higher interest rates and increased borrowings used to complete the acquisition of Toastmaster, and to provide working capital necessary to support the growth in sales.

         Income Tax Expense. Salton had tax expense of $37.5 million in the first half of fiscal 2000 as compared to tax expense of $12.1 million in the first half of fiscal 1999.

         Net income. Net income increased 173.1% to $61.5 million in the first half of fiscal 2000, compared to $22.5 million in the first half of fiscal 1999.

         Earnings per Share. Basic earnings per common share were $5.53 per share on weighted average common shares outstanding of 11,109,058 in the first half of fiscal 2000 compared to earnings of $1.95 per share on weighted average common shares outstanding of 11,523,084 in the same period in fiscal 1999. Diluted earnings per common share were $4.00 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,378,315 in the first half of fiscal 2000 compared to earnings of $1.49 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,061,670 in the same period in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal 2000, Salton used net cash of $34.6 million in operating activities and $33.9 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of receivables and inventory, the George Foreman transaction, an equity investment in Amalgamated, as well as, increased investment in capital assets, primarily tooling. Financing activities provided cash of $62.1 million. This resulted primarily from draws of $61.0 million under the revolving line of credit.

           In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 million was previously paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value of $74,520 million accreted to the present value of $77.7 million as of December 25, 1999. The effect of the George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million.

         At December 25, 1999, Salton had debt outstanding of $349.1 million and had the ability to borrow up to an additional $22.0 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

         Salton amended and restated the New Credit Agreement (the "Amended Credit Agreement") during the quarter ended December 25, 1999. Salton increased its existing revolving credit facility from $80.0 million to $115.0 million. The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $160.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $115.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on March 26, 2003. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

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

         Salton has completed implementation of our Year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all mission critical systems. Although Salton believes it has completed its Year 2000 project by upgrading its systems, Salton cannot make any assurances that the upgraded systems will be free of defects. If any such risks materialize, Salton could experience material adverse consequences to its business, financial condition and results of operations. As of February 4, 2000 Salton has not experienced any consequences to its business, financial condition and results of operations.

         Year 2000 compliance may also adversely affect Salton's business, financial condition and results of operations indirectly by causing complications of, or otherwise affecting, the operations of any one or more of its suppliers and customers. Salton has contacted its significant suppliers and certain of its customers in an attempt to identify any potential Year 2000 compliance issues with them. Salton currently believes that its major suppliers have made significant progress with respect to Year 2000 compliance issues. Salton is currently unable to anticipate the magnitude of the operational or financial impact on it of Year 2000 compliance issues with its customers even though Salton believes that these customers have implemented significant programs with respect to Year 2000 compliance issues. Salton has no information that indicates that significant suppliers may be unable to sell to Salton or that significant customers may be unable to receive or pay for Salton's products, in each case because of Year 2000 compliance problems.

         Notwithstanding Salton's progress to date, there are several ways in which its systems could still be affected by the Year 2000 problem. First, the software code Salton uses in its information systems may not in fact be Year 2000 compliant in all instances. Second, Salton may be unable to fully test and monitor the upgrades, making it difficult for Salton to identify and remedy any problems that might exist. Third, Salton's customers, suppliers and shippers may not be Year 2000 compliant.

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

         Prior to January 1, 2000 Salton had incurred approximately $1,000,000 to resolve and test Salton's Year 2000 compliance issues. All expenses incurred in connection with Year 2000 compliance were expensed as incurred, other than acquisitions of new software or hardware, which are capitalized.

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

 Environmental

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of December 25, 1999, Salton has accrued approximately $225,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

  Arbitration

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserts various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatory and punitive damages of $15 million. An arbitration hearing solely with respect the forgery claim was held in October 1999 and the arbitrator ruled in favor of Salton.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.21 Agreement effective as of July 1, 1999 between Salton and George Foreman. Incorporated by reference to the current report on form 8-K dated December 9, 1999
10.22 Agreement effective as July 1, 1999 between Salton and Sam Perlmutter. Incorporated by reference to the current report on form 8-K dated December 9, 1999
10.23 Agreement effective as of July 1, 1999 between Salton and Michael Srednick Incorporated by reference to the current report on form 8-K dated December 9, 1999
10.24 Second amended and restated credit agreement, among Salton, Inc., as borrower, the several lenders from time to time parties hereto, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent, and administrative agent and Fleet National Bank as documentation agent dated as of December 10, 1999.


(b)      Reports on Form 8-K
         (i) Current Report on Form 8-K dated December 9, 1999 regarding George Foreman transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SALTON, INC.

Date: February 2, 2000                /s/      JOHN E. THOMPSON
                                               John E. Thompson
                                               Chief Financial Officer and
                                               Senior Vice-President
                                               (Duly Authorized Officer
                                               of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                DESCRIPTION OF DOCUMENT
--------------                -----------------------
     12                       Computation of Ratio of Earnings to Fixed Charges
     27                       Financial Data Schedule