Form 10-Q
period 2000-03-25
SALTON INC
filed 2000-05-09
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

     COMMISSION FILE NUMBER 0-19557

                                  SALTON, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           36-3777824
-------------------------------                         ------------------------
(State of other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                          Identification Number)

         550 BUSINESS CENTER DRIVE
         MOUNT PROSPECT, ILLINOIS                               60056
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

                                    Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2000 11,341,347 shares of its $.01 par value Common Stock.

                                  SALTON, INC.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 25, 2000

                                      INDEX

                                                                                                                 PAGE NO.
                                                                                                                 -------
PART I                     FINANCIAL INFORMATION

            Item 1:        Consolidated Financial Statements

                           Consolidated Balance Sheets-March 25, 2000
                           (Unaudited) and June 26, 1999                                                               3

                           Consolidated Statements of Earnings (Unaudited)
                           Thirteen weeks ended March 25, 2000 and March 27, 1999
                           And Thirty-nine weeks ended March 25, 2000 and March 27, 1999                               4

                           Consolidated Statements of Cash Flows (Unaudited)
                           Thirty-nine weeks ended March 25, 2000 and March 27, 1999                                   5

                           Notes to Consolidated Financial Statements (Unaudited)                                      6

            Item 2:        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                   9

PART II                    OTHER INFORMATION

            Item 1:        Legal Proceedings                                                                          13

            Item 6:        Exhibits and Reports on Form 8-K                                                           14

                           Signature                                                                                  15

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  (UNAUDITED)
                                                                                   MARCH 25,     JUNE 26,
ASSETS                                                                               2000          1999
                                                                                   ---------    ---------
Current Assets:
   Cash ........................................................................   $   1,764    $  11,240
   Accounts receivable, net of allowances ......................................     123,372       96,179
   Inventories .................................................................     170,213      144,124
   Prepaid expenses and other current assets ...................................       9,380        6,350
   Deferred income taxes .......................................................       2,602        3,134
                                                                                   ---------    ---------
         Total current assets ..................................................     307,331      261,027
Property Plant and Equipment:
   Land ........................................................................         928          928
   Buildings ...................................................................       4,696        4,696
   Molds and tooling ...........................................................      29,488       26,364
   Warehouse equipment .........................................................       6,382        6,142
   Office furniture and equipment ..............................................       8,215        6,097
                                                                                   ---------    ---------
                                                                                      49,709       44,227
   Less accumulated depreciation ...............................................     (25,311)     (19,576)
                                                                                   ---------    ---------
         Property plant and equipment, net .....................................      24,398       24,651
Non-current deferred tax asset .................................................         125
Intangibles, net of accumulated amortization, and other non-current assets......     164,143       42,638
                                                                                   ---------    ---------
TOTAL ASSETS ...................................................................   $ 495,997    $ 328,316
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit and other current debt .............................   $  15,544    $  32,229
   Accounts payable ............................................................      33,364       40,997
   Accrued expenses ............................................................      23,495       21,865
   Income taxes payable ........................................................       9,592
                                                                                   ---------    ---------
         Total current liabilities .............................................      81,995       95,091
Non-current deferred income taxes ..............................................                      157
Long-term debt .................................................................     256,912      182,329
                                                                                   ---------    ---------
         Total liabilities .....................................................     338,907      277,577
Stockholders' equity:
   Preferred stock, $.01 par value; authorized,
       2,000,000 shares, 40,000 shares issued
   Common stock, $.01 par value; authorized,
       20,000,000 shares; shares issued and outstanding:
       2000--11,325,092; 1999--10,251,828 ......................................         134          201
   Treasury stock - at cost ....................................................     (30,210)     (90,804)
   Additional paid-in capital ..................................................      61,170       91,900
   Accumulated other comprehensive income (loss) ...............................           1          (48)
   Retained earnings ...........................................................     125,995       49,490
                                                                                   ---------    ---------
         Total stockholders' equity ............................................     157,090       50,739
                                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 495,997    $ 328,316
                                                                                   =========    =========


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



(IN THOUSANDS EXCEPT SHARE DATA)                     13 WEEKS ENDED             39 WEEKS ENDED
                                                     --------------             --------------
                                                 3/25/00        3/27/99      3/25/00       3/27/99
                                               -----------   -----------   -----------   -----------
Net sales                                      $   172,100   $   124,340   $   661,207   $   371,412
Cost of goods sold                                  94,970        75,032       372,215       214,374
Distribution expenses                                9,299         5,956        26,330        14,521
                                               -----------   -----------   -----------   -----------
Gross profit                                        67,831        43,352       262,662       142,517
Selling, general and administrative expenses        36,110        31,083       117,284        90,832
                                               -----------   -----------   -----------   -----------
Operating income                                    31,721        12,269       145,378        51,685
Interest expense                                     7,644         5,089        22,365         9,899
                                               -----------   -----------   -----------   -----------
Income before income taxes                          24,077         7,180       123,013        41,786
Income taxes                                         9,030         2,026        46,509        14,131
                                               -----------   -----------   -----------   -----------

Net income                                     $    15,047   $     5,154   $    76,504   $    27,655
                                               ===========   ===========   ===========   ===========


Weighted average common shares outstanding      11,310,811     9,900,450    11,176,805    10,982,207


Weighted average common and common
   equivalent shares outstanding                15,783,321    14,331,474    15,524,447    14,866,644


Net income per common share: Basic             $      1.33   $      0.52   $      6.84   $      2.52


Net income per common share: Diluted           $      0.95   $      0.36   $      4.93   $      1.86






                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                                     39 WEEKS ENDED
                                                                                     --------------
                                                                               MARCH 25, 2000     MARCH 27, 1999
                                                                              ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  76,504             $  27,655
   Adjustments to reconcile net income to net cash from operating activities:
      Changes in deferred taxes                                                       250                  (158)
      Depreciation and amortization                                                13,660                 4,550
      Imputed interest on note payable                                              4,751
      Purchase reduction of note payable and other non-cash items                    (343)                 (136)
        Changes in assets and liabilities:
           Accounts receivable                                                    (27,193)               (5,731)
           Inventories                                                            (26,089)               (5,497)
           Income tax receivable                                                                           (539)
           Prepaid expenses and other current assets                               (3,030)                 (368)
           Accounts payable                                                        (7,633)                 (165)
           Taxes payable                                                            9,592                   403
           Accrued expenses                                                         3,410                (1,236)
                                                                                ---------             ---------
               Net cash from operating activities:                                 43,879                18,778
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of George Foreman Trademark                                        (22,750)
   Additions to intangibles for patents/trademarks                                   (686)
   Acquisition of business                                                                             (107,992)
   Equity investments                                                              (8,168)
   Capital expenditures                                                            (5,480)               (1,436)
                                                                                ---------             ---------
               Net cash from investing activities:                                (37,084)             (109,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of revolving line of credit and other debt                           (16,685)              (18,475)
   Repayment of long-term debt                                                       (346)              (90,000)
   Proceeds from long-term debt                                                                         260,000
   Costs associated with refinancing                                                 (556)               (8,103)
   Common stock issuance                                                            1,267                   248
   Preferred stock issuance                                                                              40,000
   Purchase of treasury stock                                                                           (70,799)
   Costs associated with preferred stock issuance                                                        (2,999)
   Repayment of other debt                                                                                  (67)
                                                                                ---------             ---------
               Net cash from financing activities:                                (16,320)              109,805
The effect of exchange rate changes on cash                                            49                     7
                                                                                ---------             ---------
Net change in cash                                                                 (9,476)               19,162
Cash, beginning of period                                                          11,240                   661
                                                                                ---------             ---------
Cash, end of period                                                             $   1,764             $  19,823
                                                                                =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                     $  13,885             $   4,306
   Income taxes                                                                 $  36,917             $   4,128



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137,500, of which $113,750 is payable in five annual cash installments, and the remaining $23,750 was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 was previously paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91,000 non-interest bearing subordinated promissory note initially recorded at its present value of $74,520 which accreted to a present value of $79,272 as of March 25, 2000.

      In the quarter ended September 26, 1998, Salton repurchased 6,535,072 shares of Salton's common stock from Windmere-Durable Holdings Inc. ("Windmere") for a total purchase price of $90,804. The purchase price included the issuance of a six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum recorded at its fair value of $9,096 and the effective repayment of Windmere's promissory note to Salton for the principal amount of $10,848.


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

2.       NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

         On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. The stock split was effected through the issuance of treasury shares, and accordingly, the cost attributable to those shares of $47.5 million was transferred from treasury stock to additional paid-in capital. Such treasury shares were not subject to the stock split. The March 25, 2000 share and per-share amounts in the accompanying financial statements give effect to the split.

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

4.       EVENTS OF THE THIRTY-NINE WEEKS ENDED MARCH 25, 2000

ePods

         On January 14, 2000, Salton entered into a strategic alliance with ePods, Inc., ("ePods") an Internet company. Salton will become the exclusive distributor of ePods products in the U.S., Canada and Mexico. As part of this alliance, Salton has invested approximately $2 million in convertible preferred stock of ePods.

George Foreman Trademark

         In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments, and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.75 million was previously paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value initially of $74.5 million accreted to the present value of $79.2 million as of March 25, 2000. The effect of the George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million as of December 25, 1999.

         The results of the transactions have been included in the consolidated statements of earnings as of July 1, 1999. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the earliest period presented:


                          13 WEEKS ENDED    39 WEEKS ENDED
                          MARCH 27, 1999    MARCH 27, 1999
                          --------------    --------------
                                    (IN THOUSANDS)

Net sales ................    $124,340         $371,412
Operating income .........      18,416           72,979
Net income ...............       7,937           37,745
Net income per share:
     Basic ...............    $   0.73         $   3.22
     Diluted .............    $   0.53         $   2.41

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

5.       COMPREHENSIVE INCOME

         For the 13 weeks and the 39 weeks ended March 25, 2000 and March 27, 1999 components of other comprehensive income include foreign currency translation adjustments, net of tax.


                                                13 WEEKS ENDED                       39 WEEKS ENDED
                                                ---------------                      --------------
         (DOLLARS IN THOUSANDS)             3/25/00             3/27/99        3/25/00           3/27/99
                                            -------             -------        -------           -------
         Net income                         $ 15,047             $5,154        $ 76,504          $ 27,655
         Other comprehensive income                1                  7               1                 7
                                            $ 15,048            $ 5,161        $ 76,505          $ 27,662
                                            =========           =======        ========          ========

         Accumulated other comprehensive income is comprised of foreign currency translation adjustments of $1 and $7 as of March 25, 2000 and March 27, 1999 respectively and foreign currency translation adjustments of $2 and a minimum pension liability charge of $50 (net of tax) as of June 26, 1999.

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

Product Information - Net Sales


                                           13 WEEKS ENDED                39 WEEKS ENDED
                                          ----------------               --------------
(DOLLARS IN THOUSANDS)                 3/25/00        3/27/99         3/25/00       3/27/99
                                       -------        -------         -------       -------
Small kitchen appliances              $ 156,636      $ 111,487       $ 584,626     $ 342,183
Personal care & time products            10,691          8,043          58,569        10,828
Tabletop products                         4,773          4,810          18,012        18,401
                                      ---------      ---------       ---------     ---------
Total                                 $ 172,100      $ 124,340       $ 661,207     $ 371,412
                                      =========      =========       ==========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 25, 2000 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 27, 1999.

         Net Sales. Net sales in the quarter ended March 25, 2000 ("third quarter of fiscal 2000") were $172.1 million, an increase of approximately $47.8 million or 38.4%, compared to net sales of $124.3 million in the quarter ended March 27, 1999 ("third quarter of fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our wholly-owned subsidiary Toastmaster acquired in January 1999, and sales of White-Westinghouse(R), Farberware(R), Rejuvenique(R) and Juiceman(R) products. Net sales of White-Westinghouse(R) products to Kmart and Zellers approximated 10.1% of net sales in the third quarter of fiscal 2000 compared to 14% of net sales in the third quarter of fiscal 1999.

         Gross Profit. Gross profit in the third quarter of fiscal 2000 was $67.8 million or 39.4% of net sales as compared to $43.3 million or 34.9% of net sales in the same period in fiscal 1999. Cost of goods sold during the third quarter of fiscal 2000 decreased to 55.2% of net sales compared to 60.3% in the same period in fiscal 1999. Distribution expenses were $9.3 million or 5.4% of net sales in the third quarter of fiscal 2000 compared to $6.0 million or 4.8% of net sales in the same period in fiscal 1999. Gross profit in the third quarter of fiscal 2000 as a percentage of net sales increased primarily due to a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1999. A portion of the increase in distribution expenses occurred from distribution costs associated with fulfillment costs of products introduced on new infomercials.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 21.0% of net sales or $36.1 million in the third quarter of fiscal 2000 compared to 25.0% of net sales or $31.1 million for the same period in fiscal 1999 which is primarily attributable to the reduction in royalty expenses related to the George Foreman transaction. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 11.9% of net sales or $20.5 million in the third quarter of fiscal 2000 when compared to 15.7% of net sales or $19.5 million in the same period in fiscal 1999. The remaining selling, general and administrative costs increased to $15.6 million or 9.1% of net sales in the third quarter of fiscal 2000 compared to $11.6 million or 9.3% of net sales in the third quarter of fiscal 1999, primarily attributable to higher costs related to the higher level of sales and increases due to the acquisition of Toastmaster.

         Operating Income. As a result of the foregoing, operating income increased by $19.4 million or 158.5%, to $31.7 million in the third quarter of fiscal 2000 from $12.3 million in the same period in fiscal 1999. Operating income as a percentage of net sales increased to 18.4% in the third quarter of fiscal 2000 from 9.9% in the same period of fiscal 1999.

         Net Interest Expense. Net interest expense was approximately $7.6 million for the third quarter of fiscal 2000 compared to $5.1 million in the third quarter of fiscal 1999. The increase is primarily attributable to imputed interest of $1.6 million on the George Foreman note payable. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in fiscal 2000 compared to 9.3% in fiscal 1999. The average amount of all debt outstanding was $216.5 million for the third quarter of fiscal 2000 compared to $117.9 million for the same period in fiscal 1999. These increases are primarily attributable higher interest rates and increased borrowings to provide working capital necessary to support the growth in sales.

         Income Tax Expense. Salton had tax expense of $9.0 million in the third quarter of fiscal 2000 as compared to tax expense of $2.0 million in the third quarter of fiscal 1999.

         Net income. Net income increased 191.9% to $15.0 million in the third quarter of fiscal 2000, compared to $5.2 million in the third quarter of fiscal 1999.

         Earnings per Share. Basic earnings per common share were $1.33 per share on weighted average common shares outstanding of 11,310,811 in the third quarter of fiscal 2000 compared to earnings of $0.52 per share on weighted average common shares outstanding of 9,900,450 in the same period in fiscal 1999. Diluted earnings per common share were $0.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,783,321 in the third quarter of fiscal 2000 compared to earnings of $0.36 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,331,474 in the same period in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

THIRTY-NINE WEEKS ENDED MARCH 25, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 27, 1999.

         Net Sales. Net sales in the Thirty-nine weeks ended March 25, 2000 ("first nine months of fiscal 2000") were $661.2 million, an increase of approximately $289.8 million or 78.0%, compared to net sales of $371.4 million in the Thirty-nine weeks ended March 27, 1999 ("first nine months of fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our wholly-owned subsidiary ToastmasteR acquired in January 1999, and sales of White-Westinghouse(R) and Juiceman(R) products. Net sales of White-Westinghouse(R) products to Kmart and Zellers approximated 8% of net sales in the first nine months of fiscal 2000 compared to 14% of net sales in the first nine months of fiscal 1999.

         Gross Profit. Gross profit in the first nine months of fiscal 2000 was $262.6 million or 39.7% of net sales as compared to $142.5 million or 38.4% of net sales in the same period in fiscal 1999. Cost of goods sold during the first nine months of fiscal 2000 decreased to 56.3% of net sales compared to 57.7% in the same period in fiscal 1999. Distribution expenses were $26.3 million or 4.0% of net sales in the first nine months of fiscal 2000 compared to $14.5 million or 3.9% of net sales in the same period in fiscal 1999. Gross profit in the first nine months of fiscal 2000 as a percentage of net sales increased primarily due to a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.7% of net sales or $117.3 million in the first nine months of fiscal 2000 compared to 24.5% of net sales or $90.8 million for the same period in fiscal 1999. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.5% of net sales or $69.6 million in the first nine months of fiscal 2000 when compared to 16.7% of net sales or $62.0 million in the same period in fiscal 1999. The effect of the George Foreman transaction related to the first nine months was an elimination of $16.6 million in royalties in the first six months of fiscal 2000 partially offset by amortization of $4.0 million, compared to payments of royalties of $19.2 million in the first six months of fiscal 1999. The remaining selling, general and administrative costs increased to $47.8 million or 7.2% of net sales in the first nine months of fiscal 2000 compared to $28.3 million or 7.6% of net sales in the first nine months of fiscal 1999, primarily attributable to higher costs related to the higher level of sales.

         Operating Income. As a result of the foregoing, operating income increased by $93.7 million or 181.3%, to $145.4 million in the first nine months of fiscal 2000 from $51.7 million in the same period in fiscal 1999. Operating income as a percentage of net sales increased to 22.0% in the first nine months of fiscal 2000 from 13.9% in the same period of fiscal 1999.

         Net Interest Expense. Net interest expense was approximately $22.4 million for the first nine months of fiscal 2000 compared to $9.9 million in the first nine months of fiscal 1999. The increase is attributable to imputed interest of $4.8 million on the George Foreman note payable. Salton's rate of interest on amounts outstanding was a weighted average annual rate of 9.5% in fiscal 2000 compared to 8.8% in fiscal 1999. The average amount of all debt outstanding was $222.2 million for the first nine months of fiscal 2000 compared to $143.0 million for the same period in fiscal 1999. These increases are primarily attributable to higher interest rates and increased borrowings used to provide working capital necessary to support the growth in sales.

         Income Tax Expense. Salton had tax expense of $46.5 million in the first nine months of fiscal 2000 as compared to tax expense of $14.1 million in the first nine months of fiscal 1999.

         Net income. Net income increased 176.6% to $76.5 million in the first nine months of fiscal 2000, compared to $27.7 million in the first nine months of fiscal 1999.

         Earnings per Share. Basic earnings per common share were $6.84 per share on weighted average common shares outstanding of 11,176,805 in the first nine months of fiscal 2000 compared to earnings of $2.52 per share on weighted average common shares outstanding of 10,982,207 in the same period in fiscal 1999. Diluted earnings per common share were $4.93 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,524,447 in the first nine months of fiscal 2000 compared to earnings of $1.86 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,866,644 in the same period in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000, operating activities provided cash of $43.9 million and used cash of $37.1 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of receivables and inventory when compared to year-end June 26, 1999, the George Foreman transaction, an equity investments in Amalgamated and ePods, as well as, increased investment in capital assets, primarily tooling. Salton used net cash in financing activities of $16.3 million primarily to paydown draws under the revolving line of credit of $16.7 million.

         In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 million was previously paid during the first nine months of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value of $74,520 million accreted to the present value of $79.3 million as of March 25, 2000. The effect of the George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million.

         At March 25, 2000, Salton had debt outstanding of $272.5 million and had the ability to borrow up to an additional $ 100.0 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

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

         Salton has completed the implementation of our Year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all mission critical systems. Although Salton believes it has completed its Year 2000 project by upgrading its systems, Salton cannot make any assurances that the upgraded systems will be free of defects. If any such risks materialize, Salton could experience material adverse consequences to its business, financial condition and results of operations. As of March 25, 2000 Salton has not experienced any consequences to its business, financial condition and results of operations.

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

Environmental

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of March 25, 2000, Salton has accrued approximately $225,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.25    Agreement effective January 12, 2000, between Salton, Inc. and William
         B. Rue
10.26 Agreement effective January 12, 2000, between Salton, Inc. and Leonhard Dreimann
10.27    Agreement effective January 12, 2000, between Salton, Inc. and David
         Sabin
10.28 Agreement effective January 12, 2000, between Salton, Inc. and John E. Thompson


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SALTON, INC.


Date: May 4, 2000                            /s/  JOHN E. THOMPSON
                                                  John E. Thompson
                                                  Chief Financial Officer and
                                                  Senior Vice-President
                                                  (Duly Authorized Officer
                                                  of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT

10.25    Agreement effective January 12, 2000, between Salton, Inc. and William
         B. Rue
10.26 Agreement effective January 12, 2000, between Salton, Inc. and Leonhard Dreimann
10.27    Agreement effective January 12, 2000, between Salton, Inc. and David
         Sabin
10.28 Agreement effective January 12, 2000, between Salton, Inc. and John E. Thompson
12       Computation of Ratio of Earnings to Fixed Charges
27       Financial Data Schedule