Form 10-K405
period 2000-07-01
SALTON INC
filed 2000-09-29
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 1, 2000 Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ________ To ________

Commission File Number 0-19557
                                  SALTON, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                    DELAWARE                                         36-3777824
                    --------                                         ----------
(State or other jurisdiction of Incorporation or       (I.R.S. Employer Identification Number)
                   organization)
             MOUNT PROSPECT, ILLINOIS                                    60056
             ------------------------                                    -----
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

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No ____

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 26, 2000 was approximately $365,400,000 computed on the basis of the last reported sale price per share ($31 9/16) of such stock on the NYSE. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The number of shares of the Registrant's Common Stock outstanding as of September 21, 2000 was 12,175,778.

DOCUMENTS INCORPORATED BY REFERENCE:

       PART OF FORM 10-K               DOCUMENT INCORPORATED BY REFERENCE

   Part III (Items 10, 11, 12      Portions of the Registrant's Definitive Proxy
   and 13)                         Statement to be used in connection with its
                                   2000 Annual Meeting of Stockholders.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in this annual report on Form 10-K, including without limitation the statements under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Without limiting the foregoing, (1) the words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements and (2) forward-looking statements include any statements with respect to the possible future results of the company or Toastmaster (as defined), including any projections or descriptions of anticipated revenue enhancements or cost savings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the company's degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of the company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings; the availability and success of future acquisitions; the risks relating to pending legal proceedings; the risks relating to intellectual property rights; the risks relating to regulatory matters; and other factors both referenced and not referenced in this annual report on Form 10-K, including those set forth under "Risk Factors." All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained throughout this annual report on Form 10-K.

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

         Our portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), Juicelady(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R), Atlantis(R), Sasaki(R), Rejuvenique(R), Ingraham(R), Timex(R), Indiglo(R), Calvin Klein(R), Sonex(R), Stiffel(R) and Relaxor(R). We are also a leading designer and distributor of small appliances in the U.S. under such well-known names as Kenmore(R) and Magic Chef(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet website. Salton's customers include many premier domestic retailers, including Kmart, Target Corporation, Sears, Wal-Mart, Federated Department Stores, May Company Department Stores, QVC, Service Merchandise, Kohls Department Stores and Bed Bath & Beyond. We market and sell our products primarily in the U.S. through our own sales force and a network of independent commissioned sales representatives.

         Our primary business objective is to increase sales and profits by acting as a marketing and distribution service provider to our customers. We believe we can accomplish this through active brand and product management. The key elements of our growth strategy include:

                  INTRODUCE NEW PRODUCTS AND PRODUCT LINE EXTENSIONS. We plan to manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product designers strive to develop new products and product line extensions which offer added value to consumers through enhanced functionality and improved aesthetics. During fiscal 2000, we introduced approximately 305 new stock keeping units, or SKUs, in the small appliance category, 952 new SKUs in the tabletop products category and 350 new SKUs in the personal care/time products category.

                  INCREASE SALES TO NEW AND EXISTING CUSTOMERS. We believe that retail merchants will continue to consolidate their vendor bases and focus on a smaller number of suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide comprehensive product and marketing support. We believe that we can increase sales to our existing customers by continuing to introduce new products and new product categories. While we currently sell to a diversified base of premier retail customers, we believe that we can penetrate additional channels of distribution. For example, we recently expanded our product offerings to specialty retailing, mail order catalog, home center, drug store and grocery store channels.

                  PURSUE LICENSING AGREEMENTS AND STRATEGIC ALLIANCES. We have entered into licensing agreements and strategic alliances to further differentiate our products and to accelerate our growth. For example, we supply products to Kmart, Sears and Wal-Mart, which they sell under the White-Westinghouse(R), Kenmore(R) and Magic Chef(R) brand names, respectively. In addition, we have licensing rights to market certain products under the Calvin Klein(R), Sasaki(R), Marilyn Monroe(TM), LooneyTunes(TM) and Melitta(R) brands. We also recently entered into a worldwide exclusive licensing agreement to market and distribute the "Ultravection" oven and the "Spin Fryer" home appliance.

                  CONTINUE DEVELOPING ALTERNATIVE DISTRIBUTION CHANNELS. We expect to continue selling our products through infomercials and our Internet website. These alternative distribution channels increase our product sales and provide us with direct contact with consumers, assist us in creating and building brand and product awareness and stimulate traditional retail channel demand. We currently use these alternative channels to sell certain of our products, primarily George Foreman Grills(R), Juiceman(R) and JuiceLady(R) fresh juice machines and the Rejuvenique(R) facial toning system.

                  ENHANCE GROWTH AND PROFITABILITY THROUGH STRATEGIC ACQUISITIONS. We anticipate that the fragmented small household appliance industry will provide significant growth opportunities through strategic acquisitions. We will focus our acquisition strategy on businesses or brands which (1) offer expansion into related or existing categories, (2) can be marketed through our existing distribution channels or (3) provide a platform for growth into new distribution channels. Our recent acquisitions include:

                  .        Toastmaster, a manufacturer and marketer of kitchen
                      and small appliances and time products;

                  .        certain assets of Sasaki, Inc., a leading designer of
                      high-quality tabletop products and accessories for the home;

                  .        Sonex International Corporation, a designer and
                      distributor of electrically operated toothbrushes which employ ultra high frequency sonic waves for cleaning;

                  .        certain assets and intellectual property of The
                      Stiffel Company, a designer of lamps and related products; and

                  .        the Relaxor(R) brand business and certain inventory,
                      including personal massagers and other personal care items.

                  EXPAND INTERNATIONAL PRESENCE. We intend to expand international sales of certain of our products. For example, in March 1999, we entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse brand name. We also acquired approximately 21% of the outstanding equity of Amalgamated Appliance Holding Limited, a public company located in South Africa which manufactures and distributes appliances and electrical accessories.

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

                                                               FISCAL YEAR ENDED
                                                               -----------------
                                   JULY 1, 2000                  JUNE 26, 1999                  JUNE 27, 1998
                                   ------------                  -------------                  -------------
(DOLLARS IN THOUSANDS)       NET SALES      % OF TOTAL    NET SALES(1)    % OF TOTAL      NET SALES        % TOTAL
                             ---------      ----------    ------------    ----------      ---------        -------
Small Appliances              $742,774          88.7         $459,621         90.8         $280,607          91.8
Tabletop products               24,109           2.9           22,875          4.5           18,597           6.1
Personal care/time
products                        70,419           8.4           23,620          4.7            6,395           2.1
                              --------        ------           ------          ---            -----           ---
                              $837,302         100.0         $506,116        100.0         $305,599         100.0
                              ========         =====         ========        =====         ========         =====



(1) Includes the sales of Toastmaster from its acquisition date of January 7, 1999.

         SMALL APPLIANCES. Salton designs and markets an extensive line of small appliances under the Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R) and Melitta(R) brand names. At the end of fiscal 2000, Salton marketed approximately 1,069 SKUs under its brand names in this category. Growth within this product category has historically been driven primarily by the introduction of new or enhanced products and the development of the George Foreman Grills(R), White-Westinghouse(R), Farberware(R) and other product lines.

         Salton's small appliances product category includes:

                  .        products for health conscious consumers, including
                      thermal indoor and indoor/outdoor grills, juicers, juice extractors, rice cookers, vegetable steamers, soy milk makers, ice cream makers and yogurt makers;

                  .        thermal products, including bread bakers, sandwich
                      makers, toasters,
                      waffle makers, countertop ovens and irons;

                  .        coffee and tea related products, including
                      combination espresso/cappuccino/drip coffee makers, coffee makers, coffee urns, coffee percolators, iced tea/iced coffee makers, latte makers, coffee grinders, and a broad range of coffee related accessories; and

                  . food preparation and serving products, including electric woks, crepe makers, mixers, can openers, blenders, hand-held blenders, choppers, pizza makers and warming trays.

         TABLETOP PRODUCTS. Tabletop products include crystal products offered under the Block(R), Atlantis(R), Sasaki(R) and Jonal(R) brand names, fine china and basic dinnerware in various designs and patterns under the Block(R) and Calvin Klein(R) brand names, and ceramic products under the Block(R) brand name. At the end of fiscal 2000, Salton marketed approximately 3,695 SKUs under its brand names in this product category.

         Salton entered this business category in fiscal 1997 to add a complementary product line to its small appliances. Salton augmented the Block(R) product line on June 19, 1997 by acquiring the assets of Jonal Crystal Ltd. Jonal products which include the Crystal Kiss line of glassware and giftware featuring the famous shape of the Hershey's Chocolate Kiss.

         Salton enhanced its tabletop product offerings on April 5, 1999 by acquiring certain assets of Sasaki, Inc., a leading designer of high-quality tabletop products and accessories for the home. The Sasaki product lines which Salton acquired include dinnerware, barware, flatware and crystal giftware designed by well-known tabletop and domestic designers.

         In the fourth quarter of fiscal 2000, Salton entered into an exclusive licensing agreement for the manufacture and distribution of tabletop and giftware items under the Calvin Klein(R) Tabletop label.

         Salton also recently acquired the trademarks, other intellectual property assets and molds of The Stiffel Company, a designer of lamps and related products.

         PERSONAL CARE AND TIME PRODUCTS. At the end of fiscal 2000, Salton marketed approximately 750 SKUs in the personal care and time products category. Salton Creations(R) hair dryers feature high quality materials, long life motors and high air flow systems. Salton markets hair dryers in various sizes, shapes and colors that are designed to mix form and function to enable consumers to correctly address power and heat to hair type and styling needs.

         Salton designs and markets a variety of other personal and beauty care appliances under the Salton Creations(R) brand name, including curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. The Wet Tunes(R) series of shower radios are sold under the Salton(R) brand name and feature an AM/FM radio with waterproof mylar speakers and wall mount brackets. Wet Tunes(R) radios are offered in several different shapes, sizes and colors. New models include a radio with TV audio channels and a CD player. Also included in this series are Wet Reflections(R), which has a light and fog-free mirror, Wet Cassette(R) and Wet Lantern(R).

         Salton's personal and beauty care appliances also include the Rejuvenique(R) system, which Salton began marketing through infomercials in early 1999. This system includes a facial mask with 26 contact areas that receive light electrical impulses designed to exercise and tone the skin.

         Salton enhanced its personal and beauty care appliances offerings on July 19, 2000 through its acquisition of Sonex International Corporation, a designer and distributor of electrically operated toothbrushes which employ ultra high frequency sonic wave for cleaning flossers and related products.

         On September 21, 2000, Salton further enhanced this product category through its acquisition of the Relaxor brand business and certain inventory, including personal massagers and other personal care items, from JB Research, Inc.

         Salton also has a "gifts" program designed for department stores. Under this program, Salton provides department stores with practical, special occasion and small gift products. Salton's gifts programs include the mini tool kit, calcutape, travel smoke alarm, emergency auto flasher, deluxe art kit and the 7-piece gardening kit.

         Salton's time products are comprised of electric analog alarm clocks, electric and quartz wall clocks with plastic, wood and/or metal cases, imported key-wound clocks and L.E.D. digital clocks. Salton also markets household (electromechanical and electronic) timers, which are used for, among other purposes, switching electric lights and other appliances on and off at pre-determined times.

NEW PRODUCT DEVELOPMENT

         Salton believes that the enhancement and extension of its existing products and the development of new products are necessary for its continued success and growth. Salton designs the style, features and functionality of its products to meet customer requirements for quality, performance, product mix and pricing. Salton works closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. Salton's product, marketing design and engineering departments evaluate new ideas and seeks to develop new products and improve existing products to satisfy industry requirements and changing consumer preferences.

         During fiscal 2000, Salton has introduced approximately 305 new SKUs in the small appliances product category, 952 new SKUs in the tabletop products category and 350 new SKUs in the personal care/time products category. These new products and product extensions include:

         -    George Foreman(R)indoor/outdoor electric grills;

         -    Toastmaster(R)sourced toaster line;

         - Melitta(R)"Perfect Brew" coffeemaker with atomic clock that automatically sets the correct time;

         -    ePods handheld internet device; and

         -    Dr. Seuss' "How the Grinch Stole Christmas" line of appliances;

         During fiscal 1999, Salton introduced approximately 101 new SKUs in the small appliances product category, 709 new SKUs in the tabletop products category and 98 new SKUs in the personal care/time products category.

MARKETING AND DISTRIBUTION

         In addition to directing its marketing efforts toward retailers, Salton sells certain of its products, primarily George Foreman Grills(R), Juiceman(R) and JuiceLady(R) fresh juice machines and the Rejuvenique(R) facial toning system, directly to consumers through infomercials and its Internet website. Salton provides promotional support for its products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. Salton believes that these promotional activities are important to strengthening its brand name recognition.

         Salton relies on its management's ability to determine the existence and extent of available markets for its products. Salton's management has extensive marketing and sales backgrounds and devotes a significant portion of its time to marketing-related activities. Salton markets its products primarily through its own sales force and approximately 247 independent sales representatives. Salton's representatives are located throughout the United States and Canada and are paid a commission based upon sales in their respective territories. Salton's sales representative agreements are generally terminable by either party upon 30 days' notice.

         Salton directs its marketing efforts toward retailers and believes that obtaining favorable product placement at the retail level is an important factor in its business, especially when introducing new products. In an effort to provide its retail customers with the highest level of customer service, Salton has an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically. This system is also used by management to monitor point-of-sale information at certain accounts.

         Salton also emphasizes the design and packaging of its products in order to increase their appeal to consumers and to stand out among other brands on retailers' shelves. Salton believes that distinctive packaging, designed to answer consumers' questions concerning its products, has resulted in increased shelf space and greater sales.

         Salton's net sales to its five largest customers were approximately 46% and 50% of its total net sales in fiscal 2000 and 1999, respectively. In 1997, Salton entered into a seven-year supply agreement with Kmart for Kmart to purchase, distribute, market and sell a broad range of small appliances under the White-Westinghouse(R) brand name. Kmart is the exclusive United States mass merchant to market these White-Westinghouse(R) products. The supply agreement provides Kmart sole distribution rights to the White-Westinghouse(R) brand name for the mass merchandiser market, but allows distribution through other retail channels under certain conditions. Sales to Kmart approximated 12%, and 16% of total net sales of the Company in fiscal years 2000 and 1999, respectively.

         The supply agreement with Kmart provides for minimum purchases by Kmart, which increase through the term of the supply agreement, and for the payment of penalties for shortfalls. In the event that aggregate U.S. retail sales in the consumer electronics industry for any specified category decrease by more than 10% in any year from that sold in the prior year, Kmart has the right to reduce the minimum purchase requirements for such category to an amount not less than 80% of the minimum for such period. Salton pays Applica Inc. (formerly known as Windmere-Durable Holdings, Inc.) a fee based upon Salton's net sales less specified costs and expenses relating to the Kmart supply agreement in consideration of Applica's guarantee of Salton's obligations under the supply agreement.

SOURCES OF SUPPLY

         Most of Salton's products are manufactured to Salton's specifications by over 45 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Many of these suppliers are ISO 9000 certified. Salton believes that it maintains good business relationships with its overseas manufacturers.

         Salton does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. Salton believes that it is not currently dependent on any single manufacturer for any of its products. However, one supplier located in China accounted for approximately 38.0% and 57.3% of Salton's product purchases during fiscal 2000 and 1999, respectively. Salton believes that the loss of any one manufacturer would not have a long term material adverse effect on its business because other manufacturers with which it does business would be able to increase production to fulfill its requirements. However, the loss of a supplier could, in the short term, adversely effect Salton's business until alternative supply arrangements were secured.

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

         Quality assurance is particularly important to Salton and its product shipments are required to satisfy quality control tests established by its internal product design and engineering department. Salton employs independent agents to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

MANUFACTURING

         Although most of Salton's products are outsourced to overseas vendors, Salton manufactures certain Toastmaster(R) toasters, toaster-oven-broilers and electric heating elements at its plant in Macon, Missouri and Ingraham(R) time products at its plant in Laurinburg, North

Carolina. Salton also manufactures and assembles woks and warming trays in its plant located in Kenilworth, New Jersey.

         On June 19, 2000 and July 20, 2000, Salton announced that it is converting its manufacturing operations in Laurinburg, North Carolina and Macon, Missouri to distribution facilities.

         Most of the component parts and raw materials purchased by Salton for its manufacturing operations, such as finished and aluminized steels, phenolic resins and molded parts are available from numerous suppliers. Salton does not believe that it is dependent on any single source for any significant portion of our component purchases or raw materials, the loss of which may have a material adverse effect on Salton. Salton has not experienced any significant raw material or component shortages.

COMPETITION

         Salton's industry is mature and highly competitive. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing support and distribution approaches.

         Salton competes with established companies, some of which have substantially greater facilities, personnel, financial and other resources than those of Salton. Salton believes that its success is dependent on its ability to offer a broad range of existing products and to continually introduce new products and enhancements to existing products which have substantial consumer appeal based upon price, design, performance and features. Salton also believes that its brand names are important to its ability to compete effectively and give it the capability to provide consumers with appealing, well priced products to meet competition.

EMPLOYEES

         As of July 1, 2000, Salton employed approximately 1,395 persons, of whom approximately 57 persons, who work at Salton's Kenilworth, New Jersey facility, were covered by a collective bargaining agreement, which expires on February 28, 2002. Salton generally considers its relationship with its employees to be satisfactory and has never experienced a work stoppage.

         The Company expects the conversion of the manufacturing operations in Laurinburg, North Carolina and Macon, Missouri to distribution facilities to result in the layoff of approximately 670 employees.

REGULATION

         Salton is subject to federal, state and local regulations concerning consumer products safety. In general, Salton has not experienced difficulty complying with such regulations and compliance has not had an adverse effect on Salton's business. Most of Salton's products are listed by UL.

         In July, 2000, Salton received a letter from the Food and Drug Administration warning that its marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. Salton believes that it is in compliance with such rules and regulations and intends to work with the FDA to resolve this matter. A determination by the FDA that Salton violated its rules could result in, among other things, a seizing of the Rejuvenique(R) inventory, a court injunction against further marketing of the product and/or civil money penalties.

BACKLOG

         Salton's backlog consists of commitments to order and orders for Salton's products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of July 1, 2000, Salton had a backlog of approximately $426.4 million compared to approximately $303.6 million as of June 26, 1999. Salton does not believe that backlog is necessarily indicative of our future results of operations or prospects.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

         Salton holds a number of patents and trademarks registered in the United States and foreign countries for various products and processes. Salton has registered certain of its trademarks with the United States Patent and Trademark Office. Salton considers these trademarks to be of considerable value and of material importance to its business.

         Salton holds numerous United States and foreign patents, including design patents. Salton believes that none of its product lines is dependent upon any single patent or group of patents.

         On December 9, 1999, Salton acquired from George Foreman and his partners the right to use in perpetuity and worldwide the name "George Foreman", including pictures and likeness of George Foreman, in connection with the marketing and sale of food preparation appliances. This transaction terminated as of July 1, 1999 Salton's obligation to pay royalties to George Foreman and his partners based on the sale of "George Foreman" products. The aggregate purchase price payable to George Foreman was $113,750,000 in cash, payable in five annual installments of $22,750,000 commencing on the closing date, and 779,191 shares of Salton common stock.

         On September 7, 2000, Salton entered into agreements with George Foreman and his partners pursuant to which Salton satisfied $22,750,000 of payment obligations it incurred in connection with its acquisition of the "George Foreman" name by issuing 621,074 shares of its common stock to George Foreman and his partners. Under the terms of the transaction: (1) Salton agreed that in the event the aggregate net proceeds (the transaction price less reasonable and customary brokerage commissions) of shares sold by George Foreman or any of his partners during a one year period and the aggregate market value (based on the average closing price of Salton common stock over a specified period of time) is less than $36.625 multiplied by the number of shares issued to such person, Salton will pay to such person an amount of cash and/or additional shares of Salton common stock equal to the difference between

(a) the product of (x) the number of shares sold during such period multiplied by (y) $36.625 and (b) the aggregate net proceeds from the sale of such shares; and (2) each of George Foreman and his partners agreed that in the event the aggregate net proceeds of shares he sells during such period and the aggregate market value (based on the average closing price of Salton common stock over a specified period of time) of any shares which he continues to hold at the end of such period exceeds the product of (x) $36.625 multiplied by (y) the number of shares which Salton issued to such person, he will pay Salton in cash 50% of such excess. Salton agreed to register for resale the shares of common stock issued in connection with the transaction.

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

         In the fourth quarter of fiscal 2000, Salton entered into an exclusive licensing agreement for the manufacture and distribution of tabletop and giftware items under the Calvin Klein(R) Tabletop label.

         On September 8, 2000, Salton entered into a worldwide exclusive licensing agreement to market and distribute the "Spin Fryer" home appliance.

         Salton has other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Sasaki(R), Timex(TM), Indiglo(TM), Gino's East Pizza(R), Gear(R), Taco Bell(R), Hershey Kiss(R), Looney Tunes(R), Andy Warhol, Marilyn Monroe(TM), James Dean and Campbell Soup(R). Salton believes that these other license arrangements help to demonstrate its creativity and versatility in product design and the enhancement of existing products.

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

IF WE ARE UNABLE TO INTEGRATE TOASTMASTER EFFECTIVELY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We cannot assure you that we will successfully integrate Toastmaster with our business operations. We are integrating the administrative, finance, purchasing, product development and sales and marketing activities of Salton and Toastmaster in order to realize the full benefits from our acquisition of Toastmaster. The integration also requires the implementation of appropriate operational, financial and management systems and controls. We may encounter difficulties in expanding our financial controls and reporting systems to meet our future needs. If we fail to successfully integrate the operations of Salton and Toastmaster, or if anticipated revenue enhancements and cost savings are not realized, our business, results of operations and financial condition would be materially adversely affected.

WE DEPEND ON OUR MAJOR CUSTOMERS.

         Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during the fiscal 2000 were approximately 46% of net sales, with Wal-Mart representing approximately 13% of our net sales and Kmart representing approximately 12% of our net sales. Our total net sales to our five largest customers during fiscal 1999 were approximately 50% of net sales, with Kmart representing approximately 16% of our net sales and Target Corporation representing approximately 10% of our net sales. Except for our supply agreements with Kmart and Zellers, we do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

THE TERMINATION OF OUR SUPPLY AGREEMENT WITH KMART COULD ADVERSELY AFFECT OUR BUSINESS.

         In January 1997, we entered into a seven-year supply agreement with Kmart. Under this agreement, Kmart is the exclusive discount department store in the United States to market and sell a broad range of small appliances under the White-Westinghouse(R) brand name.

         The initial term of our agreement with Kmart expires on June 30, 2004. However, Kmart may terminate the agreement without cause after June 30, 2002 and under other specified circumstances prior to that date. Kmart may also terminate our agreement on the basis of any claim which Kmart reasonably believes impairs or would impair Kmart's ability to receive the benefits of its supply agreement with Applica or us.

         Sales to Kmart approximated 12%, 16% and 19% of total net sales of the Company in fiscal years 2000, 1999 and 1998, respectively. The termination or any significant modification of our supply agreement with Kmart could have a material adverse effect on our business, financial condition and results of operations.

A SIGNIFICANT DECLINE IN SALES OF OUR GEORGE FOREMAN GRILLS, JUICEMAN OR BREADMAN PRODUCT LINES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our George Foreman Grills(R), Juiceman(R) and Breadman(R) product lines, which include approximately 226 SKUs in the aggregate, have been important to Salton's growth to date. Our total net sales of these product lines were approximately 55.2% of our total net sales for fiscal 2000 and approximately 55.4% of our total net sales in fiscal 1999. As a result, a significant decline in the sales of any of these product lines would have a material adverse effect on our business, results of operations and financial condition.

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

OUR DEPENDENCE ON FOREIGN SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS.

         We depend upon unaffiliated foreign companies for the manufacture of most of our products. One supplier located in China accounted for approximately 38.0% and 57.3% of our product purchases during fiscal 2000 and 1999, respectively. We believe that the loss of any one or more of our suppliers would not have a long-term material adverse effect on our business, financial condition and results of operations, because other manufacturers with whom we do business would be able to increase production to fulfill our requirements. However, the loss of certain of our suppliers could, in the short term, adversely affect our business until alternative supply arrangements were secured.

         Our arrangements with our manufacturers are subject to the risks of doing business abroad, including:

         .            import duties;

         .            trade restrictions;

         .            production delays due to unavailability of parts or

         .            components;

         .            increase in transportation costs and transportation
                  delays;

         .            work stoppages;

         .            foreign currency fluctuations; and

         .            political instability.

These risks could adversely affect our business, financial condition and results of operations.

COMPETITION COULD ADVERSELY IMPACT OUR PERFORMANCE.

         The markets for our products are highly competitive. We believe that competition is based upon several factors, including:

         .            price;

         .            access to retail shelf space;

         .            product features and enhancements;

         .            brand names;

         .            new product introductions; and

         .            marketing support and distribution approaches.

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

OUR PERFORMANCE CAN FLUCTUATE WITH THE FINANCIAL CONDITION OF THE RETAIL
INDUSTRY.

         We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. Certain of our retail customers have filed for bankruptcy protection in recent years. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by, or other adverse change in the financial condition of, a significant customer could have a material adverse effect on our business, financial condition and results of operations.

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

         The degree to which we are leveraged could:

         .            make it more difficult for us to satisfy our obligations;

         .            make us more vulnerable to general adverse economic and
                  industry conditions;

         .            limit our ability to obtain additional financing to fund
              future working capital, capital expenditures or other general corporate requirements;

         .            require us to dedicate a substantial portion of our cash
              flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes;

         .            limit our flexibility in planning for, or reacting to,
              changes in our business and the industry in which we compete; and

         .            place us at a competitive disadvantage with less leveraged competitors.

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

OUR MANUFACTURING FACILITIES EXPOSE US TO THE RISKS OF POTENTIAL RAW MATERIAL SHORTAGES AND ENVIRONMENTAL LIABILITIES.

         We manufacture certain Toastmaster(R) toasters, countertop ovens and electric heating elements at our owned plant in Macon, Missouri. We also manufacture Ingraham(R) time products at our owned plant in Laurinburg, North Carolina. Although we have begun to outsource certain of our Toastmaster(R) products with overseas vendors and plan on converting our plants in Laurinburg, North Carolina and Macon, Missouri to distribution facilities, we currently manufacture certain products at these plants. We may not be able to manufacture products successfully and in a cost effective manner. Our manufacture of these products exposes us to additional risks, including those relating to the price and availability of raw materials and potential liabilities for environmental damage that our manufacturing facilities may have caused or may cause nearby land owners. During the ordinary course of its operations, Toastmaster has received, and we expect that we may in the future receive, citations or notices from governmental authorities asserting that the manufacturing facilities are not in compliance with, or require investigation or remediation under, applicable environmental statutes and regulations. Toastmaster has generally worked with, and we expect to generally work with, the authorities to resolve the issues raised by the citations or notices. However, we may not always be successful in this regard and such citations or notices could have a material adverse effect on our business, results of operations and financial condition.

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

OWNERSHIP BY A SIGNIFICANT STOCKHOLDER MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

         Centre Partners and entities directly or indirectly controlled by Centre Partners beneficially own in the aggregate 23.7% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of Salton and one director as long as it and its affiliates own at least 7.5% of the total voting power of Salton. The interests of Centre Partners may conflict with the interests of other stockholders.

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

         In July, 2000, we received a letter from the Food and Drug Administration warning us that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. We believe that we are in compliance with such rules and regulations and we intend to work with the FDA to resolve this matter. A determination by the FDA that we violated its rules could result in, among other things, a seizing of our Rejuvenique(R) inventory, a court injunction against further marketing of the product and/or civil money penalties.

TAKEOVER DEFENSE PROVISIONS MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover or may deter takeover attempts by third parties. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

         .            a classified board of directors;

         .            a prohibition on stockholder action through written
                  consents;

         .            a requirement that special meetings of stockholders be
                  called only by the board of directors; and

         .            availability of "blank check" preferred stock.

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

OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

         This document includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Business Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     .                the integration of Toastmaster, including the failure to
                  realize anticipated revenue enhancements and cost savings;

     .                our relationship and contractual arrangements with key
                  customers, suppliers and licensors;

     .                the risks relating to pending legal proceedings;

     .                cancellation or reduction of orders;

     .                the timely development, introduction and customer
                  acceptance of our products;

     .                dependence on foreign suppliers and supply and
                  manufacturing constraints;

     .                competitive products and pricing;

     .                economic conditions and the retail environment;

     .                the availability and success of future acquisitions;

     .                our degree of leverage;

     .                the risks relating to intellectual property rights;

     .                the risks relating to regulatory matters; and

     .                other factors both referenced and not referenced in this
                  prospectus.

ITEM 2. PROPERTIES

         A summary of Salton's leased properties is as follows:


          LOCATION                           DESCRIPTION                 AREA (SQ.           LEASE EXPIRATION
                                                                            FT.)
Mira Loma, CA                  Warehouse and distribution facility         216,300           October 31, 2007
Elizabeth, NJ                  Manufacturing, warehouse and                188,000           October 31, 2004
                               distribution facility
Lake Forest, IL                New corporate offices(under                 58,680           September 30, 2011
                               construction)
Mt. Prospect, IL               Executive office, warehouse and repair
                               facility                                    34,600              June 30, 2001
Rancho Dominguez, CA           Warehouse and distribution facility and
                               retail outlet                               340,672           October 31, 2002
Harrison, NJ                   Warehouse and distribution facility and
                               retail outlet                               146,555             May 31, 2002
Kenilworth, NJ                 Marketing and sales office                  12,309           September 30, 2007
McColl, SC                     Warehouse                                   52,628           September 15, 2000
Boonville, MO                  Warehouse                                   27,000             Month to month
Laurinburg, NC                 Warehouse                                   18,000
New York, NY                   Sales office                                 6,802            December 31,2001
New York, NY                   Sales office                                 6,959             August 31, 2004
Macon, MO                      Warehouse                                    7,500             Month to month
Gurnee, IL                     Retail outlet                                6,141            January 31, 2003
Westend, NJ                    Retail outlet                                2,400              May 31, 2004
Milwaukee, WI                  Design office                                2,380             Month to month
Laurinburg, NC                 Show room                                    2,000             April 30, 2001
Eden Prairie, MN               Sales office                                 1,262             April 30, 2005
Troy, MI                       Sales office                                 1,435              May 31, 2004
Chicago, IL                    Retail store                                  560             October 31, 2007



Salton owns all of the facilities listed below, which it acquired in connection with the acquisition of Toastmaster in January 1999. These facilities have been pledged as collateral to secure payment of Salton's debt obligations. The following table sets forth the location and approximate square footage of each of Salton's significant owned facilities.

                                                                       SQUARE
                                                                       ------
                   LOCATION                      USE                    FEET
                   --------                      ---                    ----

Boonville, Missouri              Warehouse and service center          169,000
Macon, Missouri*                 Manufacturing facility                171,000
Laurinburg, NC*                  Manufacturing and warehouse facility  223,000
Columbia, Missouri               Warehouse                             107,000
Columbia, Missouri               Warehouse                              65,000
Moberly, Missouri                Warehouse                             134,000
Columbia, Missouri               Administrative offices                 62,000
Boonville, Missouri              Idle facility                          58,000
Kirksville, Missouri             Warehouse                             114,000


* On June 19, 2000 and July 20, 2000, Salton announced that it is converting its operations in Laurinburg, North Carolina and Macon, Missouri from manufacturing facilities to distribution facilities.

         Salton believes that its facilities generally are suitable and adequate for its current level of operations and provide sufficient productive capacity for its foreseeable needs without the need for material capital expenditures.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

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

ENVIRONMENTAL

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of July 1, 2000, Salton has accrued approximately $175,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

ARBITRATION

         On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties to this individual for the sale of certain juice extractors and related health products. This individual also asserted various other causes of action for an accounting, breach of covenant of good faith and fair dealing, forgery, trademark infringement, unfair competition, permanent injunction, fraud, negligent misrepresentation, age discrimination, Lanham Act violations, breach of fiduciary duty and rescission of contract, and is seeking compensatory and punitive damages of $15 million.

         An initial arbitration hearing solely with respect to the forgery claim was held in October 1999. The arbitrator ruled in favor of Salton.

         On August 24, 2000, the arbitrator ruled that all claims against Salton are not supported by the facts or applicable law except for Salton's obligation to pay minor royalties. The arbitrator ruled that the individual must partially reimburse Salton for reasonable attorneys' fees and costs.

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

                                          HIGH                           LOW
                                          ----                           ---

FISCAL 1998
         First Quarter                   $ 6.67                        $ 4.33
         Second Quarter                  $ 7.33                        $ 4.83
         Third Quarter                   $ 7.50                        $ 5.33

         Fourth Quarter                  $ 9.25                        $ 6.58

FISCAL 1999
         First Quarter                   $ 11.17                       $ 7.67
         Second Quarter                  $ 15.50                       $ 5.92
         Third Quarter                   $ 22.83                       $ 14.00
         Fourth Quarter                  $ 33.58                       $ 14.67

FISCAL 2000
         First Quarter                   $50.00                        $21.69
         Second Quarter                  $39.44                        $24.25
         Third Quarter                   $60.88                        $27.69
         Fourth Quarter                  $49.81                        $26.88

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

         As of September 20, 2000, there were approximately 340 holders of record of the common stock of the Company. The Company has paid no dividends on the Common stock and it is the Company's present intention to retain earnings to finance the expansion of its business. The Company's credit agreement further restricts its ability to pay dividends.

PREFERRED STOCK

         The Company has 40,000 outstanding shares of the convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if the Company breaches in any material respect any of its material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (as defined below). The payment of dividends is limited by the terms of our credit agreement.

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

         As of September 21, 2000, there were 40,000 shares of the convertible preferred stock outstanding held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for Salton, Inc. is derived from the Company's audited financial statements. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.


                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA.)

                                   JULY 1,      JUNE 26,     JUNE 27,     JUNE 28,     JUNE 29,
                                    2000          1999         1998         1997         1996
                                  ---------    ---------    ---------    ---------    ---------
Net sales                         $ 837,302    $ 506,116    $ 305,599    $ 182,806    $  99,202
Cost of sales                       467,250      285,526      179,376      121,590       66,923
Distribution expenses                37,639       21,621       12,327        7,809        5,856
                                  ---------    ---------    ---------    ---------    ---------
Gross Profit                        332,413      198,969      113,896       53,407       26,423
Selling, general, and
  administrative expenses           156,749      129,588       84,216       42,944       21,343
                                  ---------    ---------    ---------    ---------    ---------


Operating income                    175,664       69,381       29,680       10,463        5,080
Interest expense, net               (28,761)     (15,518)      (5,333)      (4,063)      (3,934)
Costs associated with                                          (1,133)
  refinancing
Realized gain on sale of
  marketable securities                                         8,972
                                  ---------    ---------    ---------    ---------    ---------
Income before taxes                 146,903       53,863       32,186        6,400        1,146
Income tax expense (benefit)         55,087       19,320       12,205        2,001       (3,450)
                                  ---------    ---------    ---------    ---------    ---------
Net income                        $  91,816    $  34,543    $  19,981    $   4,399    $   4,596
                                  =========    =========    =========    =========    =========

Weighted average common
  shares outstanding                 11,221       10,760       19,594       19,260        9,764
Net income per share:             $    8.18    $    3.21    $    1.02    $    0.23    $    0.47
  Basic
Weighted average common
  shares and Common                  15,526       14,562       20,259       19,623        9,942
  equivalent shares outstanding
Net income per share:
  Diluted                         $    5.91    $    2.37    $    0.99    $    0.22    $    0.46

BALANCE SHEET DATA
   Working Capital                $ 197,671    $ 165,936    $  44,768    $  17,996    $  12,244

   Total Assets                     564,276      328,316      141,397      102,343       59,481
   Long-term Debt                   215,065      182,329         --          4,933        3,754
   Stockholders' equity             173,808       50,739       57,711       38,622       19,925

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: the Company's degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of the Company's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the integration of Toastmaster, including the failure to realize anticipated revenue enhancements and cost savings; the availability and success of future acquisitions, the risks relating to pending legal proceedings, the risks relating to intellectual property rights; the risks relating to regulatory matters, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Salton's portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), Juicelady(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R), Atlantis(R), Sasaki(R), Rejuvenique(R), Ingraham(R), Calvin Klein(R), Sonex(R), Stiffel(R) and Relaxor(R). Salton is also a leading designer and distributor of small appliances in the U.S. under such well-known names as Kenmore(R) and Magic Chef(R).

         Salton predominantly sells its products to mass merchandisers, department stores, specialty stores and mail order catalogs. Salton also sells certain of its products directly to consumers through infomercials and its Internet website. Salton markets and sells its products primarily in the U.S. through its own sales force and a network of independent commissioned sales representatives.

         In July 1998, Salton completed a recapitalization by issuing $40.0 million of its convertible preferred stock to affiliates of Centre Partners and repurchasing 9,802,608 shares of its common stock owned by Applica Inc. (formerly Windmere-Durable Holdings) for $8 per share plus a $15.0 million junior subordinated note. In December 1998, Salton issued $125.0 million of 10 3/4% senior subordinated notes, primarily to repay certain indebtedness.

         On January 7, 1999, Salton acquired Toastmaster, a Columbia, Missouri based manufacturer and marketer of kitchen and small appliances and time products. Through Toastmaster, Salton designs, manufactures, markets and services a wide array of kitchen and small appliances and time products under the brand names Toastmaster(R) and Ingraham(R).

         Salton believes that through its proven ability to source products overseas, it can achieve significant cost savings through more favorable product pricing and other terms. Although Salton currently produces certain Ingraham(R) time products at its Laurinburg, North Carolina plant and certain Toastmaster(R) small appliances at its Macon, Missouri plant, Salton is implementing its strategy of outsourcing certain appliances to overseas vendors by converting its manufacturing operations in Laurinburg, North Carolina and Macon, Missouri to distribution facilities. Other anticipated cost savings identified by Salton include advertising, ocean freight, warehousing and corporate overhead expenses.

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

         The following table sets forth Salton's results of operations as a percentage of net sales for the period indicated:

                                                   FISCAL YEAR ENDED
                                                   -----------------
                                         JULY 1,         JUNE 26,       JUNE 27,
                                          2000             1999           1998
                                        --------         --------       ------
Net sales                                100.0%           100.0%         100.0%
Cost of goods sold                        55.8             56.4           58.7
Distribution expenses                      4.5              4.3            4.0
                                          ----             ----           ----

         Gross profit                     39.7             39.3           37.3
Selling, general and administrative
   expenses                               18.7             25.6           27.6
                                          ----             ----           ----

         Operating income                 21.0%            13.7%          9.7%
                                          -----            -----          ----


YEAR ENDED JULY 1, 2000 COMPARED TO YEAR ENDED JUNE 26, 1999

         NET SALES. Net sales in the fifty-three weeks ended July 1, 2000 ("fiscal 2000") were $837.3 million, an increase of approximately $331.2 million or 65.4%, compared to net sales of $506.1 million in the fifty-two weeks ended June 26, 1999 ("fiscal 1999"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, including the initial shipments of the George Foreman indoor/outdoor electric grills, sales of Toastmaster(R) products for a full fiscal year, and sales of Farberware(R), Juicelady(R) and Juiceman(R) products. Net sales of the White-Westinghouse(R) brand and other products to Kmart approximated 12% of net sales in fiscal 2000 compared to 16% of net sales in fiscal 1999.

         GROSS PROFIT. Gross profit in fiscal 2000 was $332.4 million or 39.7% of net sales as compared to $199.0 million or 39.3% of net sales in fiscal 1999. Cost of goods sold during fiscal 2000 decreased to 55.8% of net sales compared to 56.4% in fiscal 1999. Distribution expenses were $37.6 million or 4.5% of net sales in fiscal 2000 compared to $21.6 million or 4.3% of net sales in fiscal 1999. Distribution expenses increased slightly as a percentage of sales due to higher costs for shipping to customers, primarily due to higher fuel costs and expenses related to the addition of two warehouses during fiscal 2000. Gross profit in fiscal 2000 as a percentage of net sales increased primarily due to a more favorable mix of sales with lower costs in their respective channels of distribution when compared to fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to 18.7% of net sales or $156.7 million in fiscal 2000 compared to 25.6% of net sales or $129.6 million for fiscal 1999. Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 10.7% of net sales or $89.7 million in fiscal 2000 when compared to 17.4% of net sales or $88 million in fiscal 1999. The effect of the acquisition of the George Foreman name related to fiscal 2000 was the elimination of royalty payments partially offset by amortization expense of $8.1 million and imputed interest of $6.3 million, compared to payments of royalties of $38.3 million in fiscal 1999. The remaining selling, general and administrative costs increased to $67 million or 8% of net sales in fiscal 2000 compared to $41.6 million or 8.2% of net sales in fiscal 1999, primarily attributable to higher costs related to the higher level of sales.

         OPERATING INCOME. As a result of the foregoing, operating income increased by $106.3 million or 153.2%, to $175.7 million in fiscal 2000 from $69.4 million in fiscal 1999. Operating income as a percentage of net sales increased to 21.0% in fiscal 2000 from 13.7% in fiscal 1999.

         NET INTEREST EXPENSE. Net interest expense was approximately $28.8 million for fiscal 2000 compared to $15.5 million in fiscal 1999. The increase is primarily attributable to imputed interest of $6.3 million on the George Foreman note payable and a full year of actual interest of $11.1 million on debt incurred to complete the Toastmaster acquisition compared to $5.1 million of interest expense from the January 7, 1999 completion date of the Toastmaster acquisition. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 10.0% in fiscal 2000 compared to 9.2% in fiscal 1999. The average amount of all debt outstanding was $279.5 million for fiscal 2000 compared to $155.7 million for fiscal 1999. These increases contributed to higher interest expense and the increased borrowings were used to provide working capital necessary to support the growth in sales.

         INCOME TAX EXPENSE. Salton had tax expense of $55.1 million in fiscal 2000 as compared to tax expense of $19.3 million in fiscal 1999.

         NET INCOME. Net income increased 165.8% to $91.8 million in fiscal 2000, compared to $34.5 million in fiscal 1999.

         EARNINGS PER SHARE. Basic earnings per common share were $8.18 per share on weighted average common shares outstanding of 11,221,379 in fiscal 2000 compared to earnings of $3.21 per share on weighted average common shares outstanding of 10,760,455 in fiscal 1999. Diluted earnings per common share were $5.91 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,525,991 in fiscal 2000 compared to earnings of $2.37 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,561,964 in fiscal 1999. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

YEAR ENDED JUNE 26, 1999 COMPARED TO YEAR ENDED JUNE 27, 1998

         NET SALES. Net sales for the fiscal year ended June 26, 1999 were $506.1 million, an increase of approximately $200.5 million or 65.6% compared to net sales of $305.6 million for the fiscal year ended June 27, 1998. This increase is primarily attributable to increased sales of products within the George Foreman Grills(R) product line, White-Westinghouse(R) sales under the Kmart program, sales of Toastmaster products since January 7, 1999, and sales of our Farberware(R) products. Net sales of White-Westinghouse(R) brand and other products to Kmart approximated 16% of net sales in fiscal 1999 compared to 19% of net sales in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, operating activities provided cash of $5.6 million and $47.1 million of cash was used in investing activities. The cash provided from operating activities resulted primarily from the growth in net income in the period, offset by higher levels of receivables and inventory and lower levels of accounts payable when compared to year-end June 26, 1999. The primary investing activities included the George Foreman transaction and equity investments in Amalgamated and ePods, as well as increased investment in capital assets, primarily tooling. Financing activities provided net cash of $37.8 million, primarily from draws under the revolving line of credit of $36.4 million.

         In the quarter ended December 25,1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock. The first cash installment of $22.75 million was paid during fiscal 2000. In connection with the transaction, Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value of $74.5 million accreted to the present value of $80.8 million as of July 1, 2000. The effect of the George Foreman transaction was an elimination of royalty expense, partially offset by the recording of amortization of $8.1 million and imputed interest of $6.3 million.

         On September 7, 2000 Salton announced that it had reached an agreement to satisfy $22.75 million of payment obligations, which otherwise would have been due on June 30, 2001, that it incurred in connection with its acquisition of the George Foreman name by issuing 621,074 shares of its common stock to George Foreman and other venture partners. Salton has agreed, under certain circumstances, to pay an amount of cash and/or additional shares of its common stock if the shares issued to George Foreman and the others are sold for less than $36.625 per share during a specified one year period. George Foreman and the others have agreed, under certain circumstances, to pay Salton in cash 50% of the excess over $36.625 per share of any shares sold during such one year period, plus 50% of the excess of the market value over $36.625 for any shares retained at the end of such one year period.

         At July 1, 2000, Salton had debt outstanding of $327.2 million, including $125.0 million of 10-3/4% senior subordinated notes due 2005, and had the ability to borrow up to an additional $30.0 million under its revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

         Salton amended and restated its credit agreement among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks (the "Amended Credit Agreement") during the quarter ended December 25, 1999. Salton increased its existing revolving credit facility from $80.0 million to $115.0 million. The Amended Credit Agreement also provides for $160.0 million in a senior secured credit facility consisting of a $45.0 million term loan at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $115.0 million revolving credit facility at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Amended Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

         Salton's Amended Credit Agreement and senior subordinated notes contain a number of significant covenants that, among other things, restrict the ability of Salton to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

         On August 24, 2000 Salton signed a commitment letter with Lehman Commercial Paper Inc. and Lehman Brothers Inc. to amend and restate the Amended Credit Agreement, to increase by $50,000,000 the amount of the credit facilities made available thereunder, reduce the pricing grid for interest rates under certain circumstances and to amend certain of the terms applicable thereto.

         Salton's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. Salton's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Amended Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet Salton's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that Salton's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, Salton may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sales of assets or additional financing could be obtained.

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

         During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The effect of this new statement is limited to the form and content of disclosures.

         During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." The effect of this new statement is limited to the form and content of disclosures.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 1999 with the issuance of SFAS No. 137. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 will change accounting and disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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


(DOLLARS IN THOUSANDS)

FISCAL YEAR 2000                  2001       2002      2003       2004         2005       THEREAFTER        TOTAL     FAIR VALUE
Liabilities:
Revolver                          $68,000                                                                  $68,000       $68,000
 Average interest rates             8.73%
 Jr. subordinated note payable                                     $13,406                                 $13,406        $9,015
 Average interest rate                                                8.0%
Foreman note payable              $45,500   $22,750    $22,750                                             $91,000       $80,854
 Average interest rate               8.5%      8.5%       8.5%
 Other notes payable                  $62       $35         $4                                                $101          $101
 Average interest rate              5.37%     5.37%      5.37%
Long-term debt,
including current
portion
 Fixed rate amount                                                             $125,000                   $125,000      $125,000
 Average interest rates                                                          10.75%
 Variable rate amount                $375      $500       $500     $11,000      $31,875                    $44,250       $44,250
 Average interest rates             9.77%       (1)        (1)       (1)            (1)

FISCAL YEAR 1999                     2000      2001       2002      2003           2004     THEREAFTER     TOTAL     FAIR VALUE
Liabilities:
Revolver                          $30,000                                                                  $30,000       $30,000
 Average interest rates             7.98%
 Jr. subordinated note payable                                                  $14,126                    $14,126        $8,949
 Average interest rate                                                             8.0%
Long-term debt,
including current
portion
 Fixed rate amount                                                                           $125,000     $125,000      $125,000
 Average interest rates                                                                        10.75%
 Variable rate amount                $500      $500       $500      $500        $11,000        $31,875     $44,875       $44,875
 Average interest rates             8.25%       (1)        (1)       (1)            (1)            (1)



(1)The variable rate $45.0 million Term Loan is set quarterly at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Salton, Inc.
Mount Prospect, Illinois

We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of July 1, 2000 and June 26, 1999 and the related consolidated statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended July 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. as of July 1, 2000 and June 26, 1999 and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ Deloitte & Touche LLP

Chicago, Illinois
September 7, 2000

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
JULY 1, 2000 AND JUNE 26, 1999
(IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


ASSETS                                                     2000         1999

CURRENT ASSETS:
  Cash                                                  $   7,606    $  11,240
  Accounts receivable, less allowance:
    2000 - $7,111; 1999 - $6,102                          129,850       96,179
  Inventories                                             219,230      144,124
  Prepaid expenses and other current assets                10,146        6,350
  Deferred income taxes                                     3,713        3,134
                                                        ---------    ---------

           Total current assets                           370,545      261,027

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                      1,625          928
  Buildings                                                 8,079        4,696
  Molds and tooling                                        35,749       26,364
  Warehouse equipment                                       7,061        6,142
  Office furniture and equipment                            9,373        6,097
                                                        ---------    ---------

                                                           61,887       44,227
  Less accumulated depreciation                           (27,244)     (19,576)
                                                        ---------    ---------

                                                           34,643       24,651
PATENTS AND TRADEMARKS, NET OF
  ACCUMULATED AMORTIZATION                                127,074        2,711

OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION,
  AND OTHER NON-CURRENT ASSETS                             32,014       39,927
                                                        ---------    ---------

TOTAL ASSETS                                            $ 564,276    $ 328,316
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit and other current debt       $ 112,155    $  32,229
  Accounts payable                                         35,113       40,997
  Accrued expenses                                         21,028       21,865
  Income taxes payable                                      4,578
                                                        ---------    ---------

           Total current liabilities                      172,874       95,091

NON-CURRENT DEFERRED INCOME TAXES                           2,529          157

LONG-TERM DEBT                                            215,065      182,329
                                                        ---------    ---------

           Total liabilities                              390,468      277,577

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
    2,000,000 shares, 40,000 shares issued
  Common stock, $.01 par value; authorized,
    40,000,000 shares; shares issued and outstanding:
    2000 - 11,351,927; 1999 - 6,834,572                       135          133
  Treasury stock - at cost                                (30,211)     (90,804)
  Additional paid-in capital                               62,572       91,968
  Accumulated other comprehensive income (loss)                 6          (48)
  Retained earnings                                       141,306       49,490
                                                        ---------    ---------

           Total stockholders' equity                     173,808       50,739
                                                        ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 564,276    $ 328,316
                                                        =========    =========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JULY 1, 2000, JUNE 26, 1999, AND JUNE 27, 1998
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                  2000         1999         1998
NET SALES                                      $ 837,302    $ 506,116    $ 305,599

COST OF GOODS SOLD                               467,250      285,526      179,376

DISTRIBUTION EXPENSES                             37,639       21,621       12,327
                                               ---------    ---------    ---------

GROSS PROFIT                                     332,413      198,969      113,896

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     156,749      129,588       84,216
                                               ---------    ---------    ---------

OPERATING INCOME                                 175,664       69,381       29,680

INTEREST EXPENSE, NET                            (28,761)     (15,518)      (5,333)

COSTS ASSOCIATED WITH REFINANCING                                           (1,133)

REALIZED GAIN ON MARKETABLE SECURITIES                                       8,972
                                               ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                       146,903       53,863       32,186

INCOME TAX EXPENSE                                55,087       19,320       12,205
                                               ---------    ---------    ---------

NET INCOME                                     $  91,816    $  34,543    $  19,981
                                               =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        11,221       10,760       19,594

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                   15,526       14,562       20,259

NET INCOME PER COMMON SHARE: BASIC             $    8.18    $    3.21    $    1.02
                                               =========    =========    =========

NET INCOME PER COMMON SHARE: DILUTED           $    5.91    $    2.37    $    0.99
                                               =========    =========    =========


See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 27, 1998 THROUGH JULY 1, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                            COMMON      PREFERRED                             ADDITIONAL    RETAINED
                                            SHARES        SHARES     COMMON    PREFERRED       PAID IN      EARNINGS
                                          OUTSTANDING  OUTSTANDING    STOCK      STOCK         CAPITAL      (DEFICIT)
BALANCE, JUNE 28, 1997                       13,029                 $     130                 $  53,036    $  (5,034)
  Net income                                                                                                  19,981
  Other comprehensive income:
    Unrealized gains reclassification
      adjustment net of tax of $720


           Total comprehensive income

  Issuance of common stock                       25                                                 300
  Stock options exercised                        46                                                 145
                                            -------                 ---------                 ---------    ---------

BALANCE, JUNE 27, 1998                       13,100                       130                    53,481       14,947
  Net income                                                                                                  34,543
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28
    Foreign currency translation


           Total comprehensive income

  Issuance of preferred stock                                 40                                 37,000
  Purchase of treasury stock                 (6,535)
  Stock options exercised                       270                         3                     1,487
                                             ------      -------    ---------                 ---------    ---------

BALANCE, JUNE 26, 1999                        6,835           40          133                    91,968       49,490
  Net income                                                                                                  91,816
  3 for 2 stock split effective 7/28/99       3,417                                             (47,496)
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28
    Foreign currency translation


           Total comprehensive income

  Issuance of common stock                      942                                              16,625
  Stock options exercised                       158                         2                     1,475
                                             ------      -------    ---------                 ---------    ---------

BALANCE, JULY 1, 2000                        11,352           40    $     135                 $  62,572    $ 141,306
                                             ======      =======    =========                 =========    =========
                                                        ACCUMULATED
                                                           OTHER        LESS        TOTAL          TOTAL
                                             TREASURY  COMPREHENSIVE    NOTE     STOCKHOLDERS' COMPREHENSIVE
                                               STOCK       INCOME    RECEIVABLE     EQUITY        INCOME

BALANCE, JUNE 28, 1997                                    $ 1,337    $ (10,848)   $  38,622
  Net income                                                                         19,981     $  19,981
  Other comprehensive income:
    Unrealized gains reclassification
      adjustment net of tax of $720                        (1,337)                   (1,337)       (1,337)
                                                                                                ---------

           Total comprehensive income                                                           $  18,644
                                                                                                =========
  Issuance of common stock                                                              300
  Stock options exercised                                                               145
                                                          -------    ---------    ---------

BALANCE, JUNE 27, 1998                                                 (10,848)      57,711
  Net income                                                                         34,543     $  34,543
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28                                       (50)                      (50)          (50)
    Foreign currency translation                                2                         2             2
                                                                                                ---------

           Total comprehensive income                                                           $  34,495
                                                                                                =========
  Issuance of preferred stock                                                        37,000
  Purchase of treasury stock                 $ (90,804)                 10,848      (79,956)
  Stock options exercised                                                             1,489
                                             ---------    -------    ---------    ---------

BALANCE, JUNE 26, 1999                         (90,804)       (48)                   50,739
  Net income                                                                         91,816     $  91,816
  3 for 2 stock split effective 7/28/99         47,496
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28                                        50                        50            50
    Foreign currency translation                                4                         4             4
                                                                                                ---------

           Total comprehensive income                                                           $  91,870
                                                                                                =========
  Issuance of common stock                      13,097                               29,722
  Stock options exercised                                                             1,477
                                             ---------    -------    ---------    ---------

BALANCE, JULY 1, 2000                        $ (30,211)   $     6    $            $ 173,808
                                             =========    =======    =========    =========


See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 1, 2000, JUNE 26, 1999, AND JUNE 27, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                             2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  91,816    $  34,543    $  19,981
  Adjustments to reconcile net income
  to net cash from operating activities:
    Imputed interest on note payable                                          6,336
    Gain on sale of marketable securities                                                              (8,972)
    Deferred income taxes                                                     1,793        4,109       (1,428)
    Depreciation and amortization                                            19,075        7,301        4,301
    Equity in net income of investees                                          (321)
    Purchase reduction of note payable and
      other noncash items                                                     1,662         (208)
  Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                                     (33,671)     (12,176)     (17,578)
    Inventories                                                             (75,106)     (26,406)     (34,537)
    Prepaid expenses and other current assets                                (3,796)      (1,365)       1,881
    Accounts payable                                                         (5,884)      14,716        1,599
    Taxes payable                                                             4,578       (4,290)       6,406
    Accrued expenses                                                           (837)      (1,032)       3,245
                                                                          ---------    ---------    ---------

           Net cash from operating activities                                 5,645       15,192      (25,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (13,976)      (5,390)      (4,565)
  Proceeds from the sale of marketable securities                                                      19,072
  Acquisition of George Foreman Trademark                                   (22,750)
  Additions to intangibles for patents/trademarks                              (737)
  Equity investment                                                          (9,615)
  Acquisition of businesses                                                             (108,126)
                                                                          ---------    ---------    ---------

           Net cash from investing activities                               (47,078)    (113,516)      14,507

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment) proceeds from revolving line of credit and other debt      36,367      (20,475)      12,498
  Repayment of long-term debt                                                  (625)     (90,125)
  Proceeds from long-term debt                                                           260,000
  Repayment of subordinated and other debt                                                  (125)      (5,433)
  Costs associated with refinancing                                            (616)      (8,065)       1,133
  Common stock issued                                                         2,669        1,489          445
  Preferred stock issued                                                                  40,000
  Purchase of treasury stock                                                             (70,799)
  Costs associated with preferred stock issuance                                          (2,999)
                                                                          ---------    ---------    ---------

           Net cash from financing activities                                37,795      108,901        8,643
                                                                          ---------    ---------    ---------

  The effect of exchange rate changes on cash                                     4            2
                                                                          ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                              (3,634)      10,579       (1,952)

CASH, BEGINNING OF YEAR                                                      11,240          661        2,613
                                                                          ---------    ---------    ---------

CASH, END OF YEAR                                                         $   7,606    $  11,240    $     661
                                                                          =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                              $  22,257       14,046        5,893
    Income taxes                                                             50,509       25,022        5,799

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 1, 2000, JUNE 26, 1999, AND JUNE 27, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  In the quarter ended March 25, 2000, the Company authorized the issuance of 53,977 shares of common stock out of treasury for payment of executive bonuses.

  In the quarter ended December 25, 1999, the Company acquired, effective July
    1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137,500, of which $113,750 is payable in five annual cash installments, and the remaining $23,750 was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 was paid during the first half of fiscal 2000. In connection with the transaction the Company issued a five-year $91,000 non-interest bearing subordinated promissory note which is recorded at its present value of $80,854 as of July 1, 2000.

  In the quarter ended December 25, 1999, the Company retired a $4.0 million note payable associated with the acquisition of Toastmaster Inc. by issuing 109,090 shares of common stock out of treasury. The Company received $1.2 million in cash related to the subsequent sale of this stock by the holder, per terms of the note payable retirement.

  In the quarter ended September 26, 1998, the Company repurchased 6,535 shares of the Company's common stock from Applica, Inc. (formerly known as Windmere-Durable Holdings Inc.) ("Applica") for a total purchase price of $90,804. The purchase price included the issuance of a six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum which is recorded at its fair value of $9,015 as of July 1, 2000 and the effective repayment of Applica's promissory note to the Company for the principal amount of $10,544.


See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 1, 2000, JUNE 26, 1999, AND JUNE 27, 1998
--------------------------------------------------------------------------------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Salton, Inc. ("Salton" or the "Company") is a leading domestic designer, marketer, manufacturer and distributor of a broad range of branded, high quality small appliances, tabletop products and personal care/time products.

      The Company's portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Maxim(R), Breadman(R), Juiceman(R), JuiceLady(R), Calvin Klein(R), George Foreman Grills(R), White-Westinghouse(R), Farberware(R), Melitta(R), Block(R) China, Atlantis(R) Crystal, Sasaki(R), Rejuvenique(R), Salton Creations(R), Marilyn Monroe(TM), Taco Bell(R), Looney Tunes(R), Ingraham(R), Timex(R), and Indiglo(R).

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Intercompany balances and transactions are eliminated in consolidation.

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

      ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday closest to June 30. The fiscal year ended July 1, 2000 consisted of 53 weeks and is referred to as "fiscal 2000." The fiscal years ended June 26, 1999, and June 27, 1998 each consisted of 52 weeks and are referred to as "fiscal 1999", and "fiscal 1998", respectively.

      INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method, for approximately 29% and 32% of the Company's inventories as of July 1, 2000 and June 26, 1999. All remaining inventory cost is determined on the first-in, first-out basis. See Note 3 "Inventories."

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from three to forty years. For tax purposes, assets are depreciated using accelerated methods.

      INTANGIBLES AND NON-CURRENT ASSETS - Intangible assets, which are amortized over their estimated useful lives, and other non-current assets consist of:

                                                              USEFUL LIFE      JULY 1,       JUNE 26,
      (IN THOUSANDS)                                           (IN YEARS)       2000           1999
      Patents and trademarks, net                                 5-20        $127,074       $ 2,711

      Goodwill                                                   10-40          12,807        32,768
      Financing and organization costs                            2-7            9,152         7,051
      Other non-current assets                                                  10,055           108
                                                                              --------       -------

      Other intangibles, net, and other noncurrent assets                       32,014        39,927
                                                                              --------       -------

      Intangible assets, net, and other non-current assets                    $159,088       $42,638
                                                                              ========       =======


      Accumulated amortization of intangible assets was $18.1 million and $6.7 million at July 1, 2000 and June 26,1999, respectively.

      LONG-LIVED ASSETS - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

      REVENUE RECOGNITION - The Company recognizes revenues when goods are shipped to its customers. Provision is made for estimated cost of returns, warranties, and product liability claims.

      DISTRIBUTION EXPENSES - Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

      ADVERTISING - The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are expensed in the period in which the advertising or other promotion by the retailer occurs.

      The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which the advertising and promotion occurs.

      SELF-INSURANCE - The Company maintains a self-insurance program for health claims and workers' compensation claims for certain covered employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

      INCOME TAXES - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying consolidated financial statements have been restated to give effect to the split.

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) in fiscal 1998. Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method for options and warrants and the if-converted method for convertible securities. All earnings per share data presented in these financial statements conform with SFAS 128.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes and approximates the carrying value recorded. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. During fiscal 1997, the investment in Applica common stock was accounted for as "available for sale" and was carried at fair value. The stock was sold during fiscal 1998. See Note 4 "Applica Transaction."

      ACCOUNTING PRONOUNCEMENTS - During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from non-owner sources. Components of other comprehensive income (loss) include foreign currency translation gains and minimum pension liability, net of tax, respectively.

      During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers. The effect of this statement is disclosed in Note 13 "Operating Segments".

      During the fourth quarter of fiscal 1999, the Company adopted SFAS No. 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." The effect of this statement is disclosed in Note 8 "Employee Benefit Plans".

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 1999 with the issuance of SFAS No. 137. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial statements are either recognized periodically in income or shareholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 will not have a material effect on the Company's consolidated financial statements.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1999 and 1998 financial statements to conform with current year presentation.

 2.   ACQUISITIONS AND ALLIANCES

      On January 7, 1999, the Company acquired the stock of Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). The Company paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million was paid by the Company in connection with the acquisition. The acquisition was accounted for as a purchase. The purchase price has been allocated based upon estimated fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

      The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the periods presented:

      (IN THOUSANDS)                     JUNE 26, 1999        JUNE 27, 1998

      Net sales                             $597,140             $465,201
      Operating income                        67,350               38,327
      Net income                              27,052               14,317
      Net income per share:
        Basic                                   2.51                 0.73
        Diluted                                 1.86                 0.71


      The pro forma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transaction been consummated for the periods indicated.

      On March 31, 1999, the Company bought certain assets of Sasaki, Inc., a well-known designer and manufacturer of high-quality tabletop products and accessories for the home, from Sasaki Glass Company Ltd. Under the terms of the transaction, Salton purchased Sasaki's inventory, except for the Christian Dior tabletop product line, in addition to licensing the Sasaki(R) brand name for a period of twenty years, with an option to renew on mutually agreed upon terms. As part of the transaction, Salton agreed to assume certain minor liabilities.

      On October 6, 1999, Salton purchased approximately 21% of the outstanding shares of Amalgamated Appliance Holdings Limited ("Amalgamated"), a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa, for approximately $6 million. The investment is being accounted for under the equity method of accounting, and is included in the consolidated financial statements in other assets. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., was added to Amalgamated's Board of Directors.

      In the quarter ended December 25, 1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments, and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.75 million was paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note recorded at its present value of $80.8 million as of July 1, 2000. In the quarter ended December 25, 1999, the effect of the

      George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million. The following pro forma results of operations assumed the transaction occurred at the beginning of the periods presented:


      (IN THOUSANDS)                   JUNE 26, 1999        JUNE 27, 1998

      Net Sales                           $506,116             $305,599
      Operating Income                      99,409               37,597
      Net Income                            47,310               20,350
      Net income per share:
        Basic                                 4.40                 1.04
        Diluted                               3.25                 1.00


      The proforma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transaction been consummated for the periods indicated.

      On January 14, 2000, Salton entered into a strategic alliance with ePods, Inc., an Internet company, which offers consumers an easy, simple to use, all-in-one solution to accessing the Internet. Salton will become the exclusive distributor of ePods products in the U.S., Canada and Mexico. As part of this alliance, Salton has invested approximately $2 million in convertible preferred stock of ePods, recorded at its historical cost, and has a note receivable from ePods, Inc. of approximately $1.6 million, both of which are included in the consolidated financial statements in other assets.

 3.   INVENTORIES

      A summary of inventories is as follows:

      (IN THOUSANDS)                   JULY 1, 2000         JUNE 26, 1999

      Raw materials                       $  6,392             $  5,359
      Work-in-process                          447                1,238
      Finished goods                       212,391              137,527
                                          --------             --------
      Total                               $219,230             $144,124
                                          ========             ========


      If the first-in, first-out (FIFO) method of inventory valuation had been used to determine cost for 100% of the Company's inventories at July 1, 2000 and June 26, 1999, they would have been approximately $2.9 million and $1.7 million lower than reported.

 4.   APPLICA TRANSACTION

      On July 11, 1996, the Company consummated a transaction with Applica, Inc. ("Applica"), formerly known as Windmere--Durable Holdings, Inc. (the "Applica Transaction"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Applica is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Applica purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50%
      of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Applica paid the Company: (i) $3.2 million in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10.8 million (the "Note"), which Note was payable July 11, 2001, bore interest at 8%, payable quarterly, and was secured by certain assets of Applica and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Applica's common stock. Applica's common stock is traded on the New York Stock Exchange. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3.2 million which Applica had made to the Company in April 1996. Applica was also granted an option (the "Option") to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option was exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 were exercised. Accordingly, Applica exercised options to purchase 26,500 shares of Common Stock during 1998.

      During fiscal 1998, the Company sold 748,112 shares of Applica's common stock, realizing a pre-tax gain of approximately $8.9 million.

      On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Applica pursuant to a Stock Agreement dated as of May 6, 1998 (the "Applica Stock Agreement") by and among Salton, Applica and the executive officers of Salton. Prior to the Stock Repurchase, Applica owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Applica and its affiliates during the term of the note. During fiscal 2000 and fiscal 1999, the Company reduced this debt and interest by approximately $1.3 and $1.5 million, respectively, for related purchases of products from Applica. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason.

      In connection with the Stock Repurchase: (i) Applica effectively repaid (the "Note Repayment") the Note; (ii) Salton repurchased for approximately $3.3 million Applica's Option (the "Option Repurchase"); and (iii) Applica and Salton agreed to continue various commercial and other arrangements, including a fee agreement relating to Salton's supply agreement with Kmart, subject to certain modifications. The Stock Repurchase, the Option Repurchase and the Note Repayment are collectively referred to herein as the "Repurchase."

      Effective upon the closing of the Repurchase, each of the persons who had been designated by Applica to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

 5.   REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

      Salton entered into a credit agreement dated as of July 27, 1998 (the "New Credit Agreement") among Salton, Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as syndication agent. The New Credit Agreement provided for $215.0 million in senior secured credit facilities consisting of a $90.0 million Tranche A Term Loan, a $75.0 million Delayed Draw Term Loan and a $50.0 million revolving credit facility. As further explained below, the New Credit Agreement was amended and restated on January 7, 1999 and again on December 10, 1999.

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

      Salton amended and restated the New Credit Agreement on January 7, 1999 (the "Amended Credit Agreement"). The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $125.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $80.0 million revolving credit facility at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 200 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

      On October 29, 1999, Salton retired the $4.0 million note payable associated with the acquisition of Toastmaster Inc. by issuing 109,090 shares of common stock out of treasury.

      Salton amended and restated the New Credit Agreement again (the "Amended Credit Agreement") during the quarter ended December 25, 1999. Salton increased its existing revolving credit facility from $80.0 million to $115.0 million. The Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent and administration agent, and a syndicate of banks, provides for $160.0 million in a senior secured credit facility consisting of a $45.0 million Term Loan at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $115.0 million revolving credit facility at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate plus an applicable margin) based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004.

      The Amended Credit Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Amended Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio. At July 1, 2000, the Company was in compliance with all of the covenants described above. At July 1, 2000, the base rate plus applicable margin on the Term Loan was 9.77% and the base rate plus applicable margin on the Revolving Credit Facility was 8.96%.

      Information regarding short-term borrowings under the Revolving Credit Facility is:

      (IN THOUSANDS)                                             JULY 1, 2000     JUNE 26, 1999

      Balance at end of fiscal period                               $68,000          $30,000
      Interest rate at end of fiscal period                            8.96%            8.29%
      Maximum amount outstanding at any month-end                    93,000           50,000
      Average amount outstanding                                     52,974           25,655
      Weighted average interest rate during fiscal period              8.73%            7.98%
      Outstanding letters of credit at end of fiscal period          17,863            9,414
      Unused letters of credit at end of the fiscal period            7,137              586


      Notes payable consist of the Junior Subordinated Note to Applica, Inc. (see Note 4) and the note payable associated with the acquisition of the George Foreman trademarks (see Note 2).

      Long-term debt matures as follows:

      FISCAL                                          JUNIOR       OTHER   FOREMAN
      YEAR                    SUBORDINATED   TERM   SUBORDINATED   NOTES     NOTE
      ENDED                       NOTES      LOAN      NOTE       PAYABLE  PAYABLE     TOTAL
      2001                                  $   375                 $ 62   $43,718   $ 44,155
      2002                                      500                   35    19,325     19,860
      2003                                      500                    4    17,811     18,315
      2004                                   11,000    $9,015                          20,015
      2005                      $125,000     31,875                                   156,875
      Thereafter
                                --------    -------    ------       ----   -------   --------

                                $125,000    $44,250    $9,015       $101   $80,854    259,220
                                ========    =======    ======       ====   =======

      Less current maturities                                                         (44,155)
                                                                                     --------

                                                                                     $215,065
                                                                                     ========


      In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 75% of the defined annual excess cash flow of the Company, 100% of the net proceeds of any sale or disposition of certain assets, and 100% of the net proceeds of the incurrence of certain indebtedness. All such amounts are first applied to the prepayment of outstanding term loans and secondly to the reduction of the Revolving Credit Facility.

 6.   CAPITAL STOCK

      On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying financial statements and notes thereto have been restated to give effect to the split.

      On July 28, 1998, the Company issued $40 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing and is convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

      On December 6, 1999, the Company's Board of Directors approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock from 20,000,000 to 40,000,000.

 7.   EARNINGS PER SHARE

                                                    YEAR ENDED     YEAR ENDED      YEAR ENDED
      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)    JULY 1, 2000   JUNE 26, 1999   JUNE 27, 1998

      Net Income*                                     $91,816        $34,543         $19,981
      Average common shares outstanding                11,221         10,760          19,594
      Earnings per share-basic                        $  8.18        $  3.21         $  1.02
      Dilutive stock equivalents                        4,305          3,802             665
      Average common and common equivalent
      shares outstanding                               15,526         14,562          20,259
      Earnings per share-diluted                      $  5.91        $  2.37         $  0.99

      *Net income is the same for purposes of calculating basic and diluted EPS

      Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at July 1, 2000, but were not included in the computation of diluted EPS because the options are contingent upon certain external factors. Options to purchase 212,160 shares of common stock at a price of $8.17 per share were outstanding at June 27, 1998, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

 8.   EMPLOYEE BENEFIT PLANS

      The Company has two 401(k) defined contribution plans that cover eligible employees. The employees are eligible for benefits upon completion of a specified number of years of service. Under the terms of the plans the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. A higher matching percentage was approved in fiscal 2000 for Toastmaster employees affected by the freeze of the Toastmaster defined pension plans. The Company's total matching contributions were approximately $307,000, $95,000, and $97,000, in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, the Company amended the Toastmaster 401(k) plan to allow for discretionary employer contributions to all employees, whether or not the employees contribute individually to the plan, in connection with the freeze of the Toastmaster defined pension plans. A discretionary employer contribution of approximately $287,000 was made in fiscal 2000.

      The Company has two defined benefit plans that were assumed in the 1999 acquisition of Toastmaster and cover substantially all of the employees of Toastmaster. The plans' assets consist of a balanced portfolio of investments in money market, common stock, bond and real estate funds. The Company uses March 31 as the measurement date for determining pension plan assets and obligations. Effective October 30, 1999, the Company's Board of Directors approved the freezing of benefits under the Company's two defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the plans. Effective June 26, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" SFAS No. 132 requires the disclosure of the information presented below:

      (IN THOUSANDS)                                   JULY 1, 2000   JUNE 26, 1999
      Change in benefit obligation:
        Benefit obligation at beginning of year          $ 11,748       $ 11,589
        Service cost                                          323            315
        Interest cost                                         788            408
        Actuarial (gain)/loss                              (1,217)          (401)
        Curtailment gain                                   (1,009)
        Benefits paid and expenses                           (826)          (163)
                                                         --------       --------

        Benefit obligation at end of year                $  9,807       $ 11,748
                                                         ========       ========

      Change in plan assets:
        Fair value of plan assets at beginning of year   $ 11,050       $ 10,808
        Actual return on plan assets                        1,793             47
        Employer contribution                                 678            358
        Benefits paid from plan assets                       (826)          (163)
                                                         --------       --------

        Fair value of plan assets at end of year         $ 12,695       $ 11,050
                                                         ========       ========

      (IN THOUSANDS)                                              JULY 1, 2000   JUNE 26, 1999
      Funded status                                                 $ 2,888         $  (698)
      Unrecognized net actuarial loss                                (1,896)             92
      Unrecognized transitional asset
      Unrecognized prior service cost
      Additional pension liability in excess of
        unrecognized prior service cost                                                 (78)
                                                                    -------         -------
      Prepaid (accrued) pension cost recorded in prepaid
        expenses and other accrued liabilities, as applicable, in
        the accompanying consolidated balance sheet                 $   992         $  (684)
                                                                    =======         =======
      Weighted average assumptions:
        Discount rate                                                     8%              7%
        Rate of increase in compensation                                  5%              5%
        Expected return on plan assets                                    9%              9%

      Components of net periodic pension cost:
        Service cost benefits earned during the year                $   323         $   315
        Interest cost on projected benefit obligation                   788             408
        Actuarial return on plan assets                              (1,021)           (480)
        Curtailment gain                                             (1,009)
        Net amortization and deferral
                                                                    -------         -------

      Net pension cost (benefit)                                    $  (919)        $   243
                                                                    =======         =======

      The Company recorded a $1.0 million curtailment gain in 2000 as a result of a freeze in pension plan benefits. Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for one plan, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at June 26, 1999, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect. During fiscal 2000, minimum pension liability recorded in prior years was eliminated as a result of the curtailment of the plans.

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

      (IN THOUSANDS, EXCEPT PER SHARE DATA)         2000      1999       1998

      Net income:
        As reported                               $91,816   $34,543    $19,981
        Pro forma                                  85,266    33,241     18,941
      Net income per common share: Basic
        As reported                               $  8.18   $  3.21    $  1.02
        Pro forma                                    7.60      3.09       0.97
      Net income per common share: Diluted
        As reported                                  5.91      2.37       0.99
        Pro forma                                    5.49      2.28       0.93


      Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, and 1999 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                      2000             1999             1998

      Dividend yield                    0.00%            0.00%            0.00%
      Expected volatility              61.45%           60.60%           61.74%
      Risk-free interest rate           6.50%            6.16%            5.38%
      Expected life of options     7.98 years       7.81 years       7.42 years


      In addition, on July 11, 1996, Applica was granted an option to purchase up to 485,000 shares of common stock at $4.83 per share. This option was exercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 were exercised. During fiscal 1998, Applica exercised their option to purchase 26,500 shares of Salton common stock. The Company repurchased the remaining options held by Applica. See Note 4 "Applica Transaction." A summary of the Company's fixed stock options for the fiscal years ended July 1, 2000, June 26, 1999, and June 27, 1998 is as follows:

                                               2000                     1999                 1998
                                                  WEIGHTED                WEIGHTED              WEIGHTED
                                                  AVERAGE                 AVERAGE                AVERAGE
                                         SHARES   EXERCISE     SHARES     EXERCISE    SHARES    EXERCISE
                                          (000)    PRICE        (000)      PRICE       (000)      PRICE

      Outstanding at
        beginning of year                 1,101    $ 7.83       1,126      $ 6.06        966     $ 4.90
      Granted                               745     30.36         337       16.74        206      10.82
      Exercised                            (158)     6.64        (270)       5.47        (46)      3.11
      Expired or Canceled                                        (459)
                                         ------                ------                 ------
      Outstanding at
        end of year                       1,688     17.88         734       11.75      1,126       6.06
                                         ======                ======                 ======
      Options exercisable at
        end of year                       1,038      9.39         461        5.99      1,118       6.05
      Weighted-average fair value of
        options granted during the year             24.05                   12.09                  8.14


      The shares outstanding at the beginning of the year for fiscal 2000 have been restated to reflect the three-for-two stock split that was effective on July 28,1999. The remaining activity in fiscal 2000 occurred on a post-split basis.

      The following information summarizes the stock options outstanding at July 1, 2000:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                WEIGHTED-
                                                 AVERAGE        WEIGHTED-               WEIGHTED-
                                                REMAINING        AVERAGE                 AVERAGE
                                     SHARES    CONTRACTUAL      EXERCISE      SHARES    EXERCISE
      RANGE OF EXERCISE PRICES        (000)    LIFE (YEARS)       PRICE        (000)      PRICE

      $0.583 - $1.667                  234        5.21            1.63          234      $ 1.63
      $2.292 - $5.833                   40        6.94            5.24           40        5.24
      $6.333 - $8.167                  392        6.61            7.68          392        7.68
      $13.917-$15.917                  304        8.50           14.05          304       14.05
      $27.375-$34.250                  718        9.46           31.05           68       27.38
                                     -----                                    -----      ------

      $0.583 - $34.250               1,688         N/A            N/A         1,038      $ 9.39
                                     =====                                    =====

10.   RELATED PARTY TRANSACTIONS

      The Company purchased inventory from Applica, Inc. of approximately $26,408,000, $32,340,000, and $27,068,000, in fiscal years ended July 1,
      2000, June 26, 1999, and June 27, 1998, respectively.

      The Company purchased inventory from Markpeak, Ltd. ("Markpeak"), a Hong Kong company, including commissions, of approximately $184,955,000, $187,925,000, and $15,971,000 in fiscal years 2000, 1999, and 1998, respectively. The Company had a receivable from Markpeak of approximately $9,881,000 and $13,685,000 at July 1, 2000 and June 26, 1999,
      respectively. The Company owed Markpeak approximately $473,000 and $3,075,000 at July 1, 2000 and June 26, 1999, respectively. Markpeak acts as a buying agent on behalf of the Company with certain suppliers in the Far East.

      The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $413,000, $498,000, and $290,000 in fiscal 2000, 1999, and 1998, respectively. A director of the Company was a co-founder of SDC. At July 1, 2000, the Company owed approximately $90,000 and $42,000 for current commissions at July 1, 2000 and June 26, 1999, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $5,769,000, $3,474,000, and $1,183,000 for the fiscal years ended July 1,
      2000, June 26, 1999, and June 27, 1998, respectively.

      The future minimum rental commitments as of July 1, 2000 were as follows:

      FISCAL YEAR ENDED
      (DOLLARS IN THOUSANDS)

      2001                                              $ 5,603
      2002                                                6,221
      2003                                                4,407
      2004                                                3,607
      2005                                                2,762
      Thereafter                                          9,075
                                                        -------
      Total                                             $31,675
                                                        =======

      The Company has employment agreements with its four executive officers that are in effect until December 30, 2002. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate annual commitment for future salaries at July 1, 2000, excluding bonuses, was approximately $1,870,000.

      The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $24,779,000 in fiscal 2000, $43,918,000 in fiscal 1999, and
      $20,266,000 in fiscal 1998. Royalties paid in fiscal 2000 decreased from the prior year due to the acquisition of the George Foreman Trademark (see
      Note 2).

12.   LEGAL PROCEEDINGS

      TRADEMARK LITIGATION - In November 1996, White Consolidated filed suit for injunctive relief and damages against CBS in the United States District Court for the Northern District of Ohio alleging that CBS's grant of licenses to the Westinghouse(R) name for use on lighting products, fans and electrical accessories for use in the home violates White Consolidated's rights to the Westinghouse(R) name and constitutes a breach of the agreements under which CBS's predecessor sold White Consolidated its appliance business and licensed certain trademark rights in 1975. In response to that suit, CBS filed a related action in December 1996 in the United States District Court for the Western District of Pennsylvania, naming White Consolidated, Applica, Salton and certain other parties as defendants. The two actions were consolidated in the Pennsylvania court. CBS sought an injunction prohibiting Salton, Applica and White Consolidated from using the White-Westinghouse(R) name on products not specifically enumerated in the sale documents between CBS's predecessor and White Consolidated, and unspecified damages and attorneys' fees.

      On June 30, 1999, CBS and White Consolidated entered into a settlement agreement relating to the ownership of the White-Westinghouse(R) name for certain consumer products. Under the settlement, the Company retained its existing rights under its license from White Consolidated for the use of the White-Westinghouse(R) name.

      In September 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against the Company and its principal executive officers alleging that the Company tortuously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by the Company, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. The Company believes that it has valid defenses against the claims made against it by the Fitness Centers. Ms. Evans has agreed to indemnify the Company against matters relating to her services to the Company.

      ENVIRONMENTAL - Salton is participating in environmental remediation activities at four sites, which it owns or operates. As of July 1, 2000, Salton has accrued approximately $175,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

      ARBITRATION - On April 20, 1999, an individual filed a notice of arbitration asserting a breach of contract claim against Salton due to Salton's alleged failure to pay royalties, and certain other matters, to this individual for the sale of certain juice extractors and related health products.

      On August 24, 2000, the arbitrator ruled that all claims against Salton are not supported by the facts or applicable law except for Salton's obligation to pay minor royalties. The arbitrator ruled that the individual must partially reimburse Salton for reasonable attorneys' fees and costs.

      OTHER - Salton is a party to various other actions and proceedings incident to its normal business operations. Salton believes that the outcome of such litigation will not have a material adverse effect on the financial condition or annual results of operations of Salton. Salton also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business.

13.   OPERATING SEGMENTS

      The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop products and personal care/time products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East, and are distributed through similar distribution channels.

      PRODUCT INFORMATION - NET SALES -

      (IN THOUSANDS)                 JULY 1, 2000     JUNE 26, 1999     JUNE 27, 1998
      Small appliances                 $742,774          $459,621          $280,607
      Tabletop products                  24,109            22,875            18,597
      Personal care/time products        70,419            23,620             6,395
                                       --------          --------          --------
      Total                            $837,302          $506,116          $305,599
                                       ========          ========          ========

      MAJOR CUSTOMERS AND SUPPLIERS - The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 12%, 16%, and 19% of total net sales of the Company in fiscal 2000, 1999, and 1998, respectively.

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

      The Company's net sales in the aggregate to its five largest customers during the fiscal years ended July 1, 2000, June 26, 1999, and June 27, 1998 were 46%, 50%, and 47% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 7%, 10%, and 7% of total net sales during the fiscal years ended July 1, 2000, June 26, 1999, and June 27, 1998, respectively, while another customer accounted for 13%, 9%, and 6% for the same respective years.

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

      During fiscal 2000 and 1999, one supplier located in China accounted for approximately 38.0% and 57.3% of our product purchases. During fiscal 1998, three manufacturers located in China accounted for approximately 13%, 12% and 10%, respectively, of our product purchases.

14.   INCOME TAXES

      Federal, state and foreign taxes were approximately as follows:

                                                    FISCAL YEARS ENDED
                                    ==================================================
      (IN THOUSANDS)                JULY 1,2000        JUNE 26,1999      JUNE 27,1998
      Federal
        Current                       $44,514            $ 9,778           $10,080
        Deferred                        1,521              3,605            (1,134)

      State
        Current                         7,954              2,529             2,699
        Deferred                          272                504              (294)
      Foreign
        Current                           826              2,904               854
        Deferred                      -------            -------           -------

      Total                           $55,087            $19,320           $12,205
                                      =======            =======           =======

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:


            (IN THOUSANDS)                             JULY 1,2000      JUNE 26,1999
      Allowance for doubtful accounts                    $ 1,945           $ 1,161
      Depreciation and amortization                       (2,529)           (2,017)
      Other deferred items, net                               53               268
      Net operating loss carry-forward                     1,109             2,547
      Accrued liabilities                                    317             2,362
      Inventory reserves and capitalization                   64            (1,566)
      AMT credit carryforward                                225               222
                                                         -------           -------
      Net deferred tax asset                             $ 1,184           $ 2,977
                                                         =======           =======

The Company has net loss carry-forwards at July 1, 2000 expiring as follows:


      YEAR CARRY-FORWARD EXPIRES                                           AMOUNT
                                                                       (IN THOUSANDS)
      2018                                                                 $ 2,851
                                                                           -------

      Total                                                                $ 2,851
                                                                           =======

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

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:


                                                         FISCAL YEARS ENDED
                                             -----------------------------------------------
      (IN THOUSANDS)                         JULY 1, 2000    JUNE 26, 1999     JUNE 27, 1998
      Statutory federal income tax rate           35.0%           35.0%             35.0%
      Effective state tax rate                     3.9             3.5               4.9
      Permanent differences                        0.4             0.2               0.3
      Effect of foreign tax rate                  (1.4)           (1.9)             (2.1)
      Other                                       (0.4)           (0.9)             (0.2)
                                                  ----            ----              ----
      Effective income tax rate                   37.5%           35.9%             37.9%
                                                  ====            ====              ====


      U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $3,150,000 at July 1, 2000.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).


                                      FIRST       SECOND        THIRD       FOURTH
                                     QUARTER      QUARTER      QUARTER      QUARTER
      2000
      Net Sales                      $196,340     $292,767     $172,100     $176,095
      Gross Profit                     78,819      116,011       67,831       69,751
      Net income                       13,898       47,558       15,047       15,313
      Earning per share: Basic           1.35         4.25         1.33         1.35
      Earning per share: Diluted         0.95         3.08         0.95         0.98

      1999
      Net Sales                       104,388      142,684      124,340      134,704
      Gross Profit                     45,775       53,390       43,352       56,452
      Net income                       10,819       11,682        5,154        6,888
      Earning per share: Basic           0.82         1.19         0.52         0.68
      Earning per share: Diluted         0.68         0.83         0.36         0.48



16.   SUBSEQUENT EVENTS

      SONEX - On July 19, 2000 Salton acquired Sonex(R) International Corporation, a designer and distributor of electrically operated toothbrushes which employ ultra high frequency sonic waves for cleaning, flossers and related products. Under terms of the deal, Salton acquired Sonex for approximately $2.6 million in cash, plus an additional cash performance incentive, based on future sales of Sonex(R) products.

      STIFFEL - On Aug. 14, 2000 Salton announced that it acquired the trademarks, other intellectual property assets and molds of The Stiffel Company, a premier designer of lamps and related products based in Chicago, and now in the process of liquidation for approximately $6.5 million in stock. Under the terms of the transaction, Salton will not assume any liabilities of The Stiffel Company.

      RELAXOR - On Aug. 18, 2000 Salton announced that it has executed a non-binding letter of intent to acquire the Relaxor brand business and inventory from JB Research, Inc., a California-based company.

      JB Research distributes a full line of high quality personal massagers, indoor calming pools and other personal care items under the Relaxor name as well as several other brand names. Salton and JB Research anticipate executing a purchase contract before October 30, 2000.

      FOREMAN - On September 7, 2000 Salton announced it had reached an agreement to satisfy $22,750,000 of payment obligations, which otherwise would have been due on June 30, 2001, that it incurred in connection with its acquisition of the "George Foreman" name by issuing 621,074 shares of its common stock to George Foreman and other venture participants. Salton has agreed under certain circumstances to pay an amount of cash and/or issue additional shares of common stock if the shares issued to George Foreman and the others are sold for less than $36.625 per share during a specified one-year period. George Foreman and the others have agreed under certain circumstances to pay Salton in cash 50% of the excess over $22,750,000 of the aggregate sales proceeds plus the market value of any shares retained at the end of such one year period.

      LEHMAN COMMITMENT LETTER - On August 24, 2000, the Company signed a commitment letter with Lehman Commercial Paper Inc. and Lehman Brothers Inc. to amend and restate its existing Amended Credit Agreement, dated as of December 10, 1999, to increase by $50,000,000 the amount of the credit facilities made available thereunder and to amend certain of the terms applicable thereto.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                     PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K

         (a)(1) FINANCIAL STATEMENTS

         The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                          Page
SALTON
Independent Auditors' Report                                               37
Consolidated Balance Sheets as of July 1, 2000 and June 26, 1999           38
Consolidated Statements of Earnings for the Years Ended
         July 1, 2000, June 26, 1999 and June 27, 1998                     39
Consolidated Statements of Stockholders' Equity for the Years Ended
         July 1, 2000, June 26, 1999 and June 27, 1998                     40
Consolidated Statements of Cash Flows for the Years Ended
         July 1, 2000, June 26, 1999 and June 27, 1998                     41

Notes to the Consolidated Financial Statements                             43


         (a)(2) FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

Schedule VIII - Valuation and Qualifying Accounts                          65

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3) EXHIBITS

         See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

         (b) REPORTS ON FORM 8-K

         (i) Current Report on Form 8-K dated December 9, 1999 reporting under Item 5 Other Events, the Company's entering into agreements with George Foreman and others for the acquisition of the right to use the "George Foreman" name.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of September, 2000.

                                          SALTON, INC.



                                          By:    /s/  Leonard Dreimann
                                             -----------------------------------
                                                      Leonard Dreimann
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2000.


Signature

     /s/   LEONHARD DREIMANN
--------------------------------------  Chief Executive Officer and Director
           Leonhard Dreimann            (Principal Executive Officer)

    /s/    WILLIAM B. RUE
--------------------------------------  President and Chief Operating Officer
           William B. Rue

     /s/   JOHN E. THOMPSON
--------------------------------------  Senior Vice President and
           John E. Thompson             Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)

     /s/   DAVID C. SABIN
--------------------------------------  Chairman of the Board and Director
           David C. Sabin

     /s/   FRANK DEVINE
--------------------------------------  Director
           Frank Devine

     /s/   BERT DOORNMALEN
--------------------------------------  Director
           Bert Doornmalen


--------------------------------------  Director
           Robert A. Bergmann


--------------------------------------  Director
           Bruce G. Pollack

         The following pages contain the Financial Statement Schedules as specified by 12(a) and 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP with respect to the schedule required by 14(a)(2) appears at page 37 of this Form 10-K


                                 EXHIBIT 12(A)

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  SALTON, INC.

                                                        YEAR ENDED
                                        -----------------------------------------
(THOUSANDS, EXCEPT RATIOS)              2000     1999      1998     1997     1996
                                        ----     ----      ----     ----     ----
Fixed Charges
  Interest and amortization of debt,
  issuance costs on all indebtedness  $ 31,102  $15,864   $7,336   $4,967   $3,934

  Add interest element implicit in
  rentals                                1,923    1,158      521      394      222
                                      --------  -------  -------  -------   ------

  Total fixed charges                 $ 33,025  $17,022   $7,857   $5,361   $4,156
                                      ========  =======  =======  =======   ======

Income
  Income before income taxes          $146,903  $53,863  $32,186   $6,400   $1,146

  Add fixed charges                     33,025   17,022    7,857    5,361    4,156
                                      --------  -------  -------  -------   ------

  Income before fixed charges and
  income taxes                        $179,928  $70,885  $40,043  $11,761   $5,302
                                      ========  =======  =======  =======   ======

Ratio of earnings to fixed charges        5.45     4.16     5.10     2.19     1.28
                                      ========  =======  =======  =======   ======


                                  SALTON, INC.

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JULY 1, 2000
                                                           CHARGED TO
                                             BEGINNING      COSTS AND                     ENDING
                                              BALANCE       EXPENSES     DEDUCTIONS       BALANCE
                                              -------       --------     ----------       -------
YEAR ENDED JUNE 27, 1998:
   Allowance for returns,
       allowances and doubtful accounts     $2,400,000   $21,752,000   $(21,152,000)   $3,000,000
YEAR ENDED JUNE 26, 1999:
   Allowance for returns,
       allowances and doubtful accounts     $3,000,000   $31,606,000   $(28,504,000)   $6,102,000
YEAR ENDED JULY 1, 2000:
   Allowance for returns,
       allowances and doubtful accounts     $6,102,000   $45,593,000   $(44,584,000)   $7,111,000

EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT

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

         10.9 License Agreement dated as of May 21, 1996 by and between White Consolidated Industries Inc. and the Registrant. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 28, 1996.
-67-

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

         10.20 The Salton, Inc. 1998 Employee Stock Option Plan. Incorporated by reference to the Registrants annual report on form 10-K dated June 26, 1999.

         10.21 Agreement effective as of July 1, 1999 between Salton and George Foreman. Incorporated by reference to the Registrant's, Current Report on Form 8-K dated December 9, 1999.

         10.22 Agreement effective as July 1, 1999 between Salton and Sam Perlmutter. Incorporated by reference to the Registrant's, Current Report on Form 8-K dated December 9, 1999.

         10.23 Agreement effective as of July 1, 1999 between Salton and Michael Srednick Incorporated by reference to the Registrant, Current Report on Form 8-K dated December 9, 1999.

         10.24 Second amended and restated credit agreement, among Salton, Inc., as borrower, the several lenders from time to time parties hereto, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent, and administration agent and Fleet National Bank as documentation agent dated as of December 10, 1999. Incorporated by reference to the registrants quarterly report on the form 10Q for the fiscal quarter ended December 26, 1999.

         10.25 Agreement effective January 12, 2000, between Salton, Inc. and William B. Rue. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2000.

         10.26 Agreement effective January 12, 2000, between Salton, Inc. and Leonard Dreimann. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2000.

         10.27 Agreement effective January 12, 2000, between Salton, Inc. and David Sabin.

                  Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2000.

         10.28 Agreement effective January 12, 2000, between Salton, Inc. and John E. Thompson. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2000.

         10.29 Agreement dated as of September 7, 2000 between Salton and George Foreman. Incorporated by reference to the Current Report on Form 8-K dated September 7, 2000.

         10.30 Agreement dated as of September 7, 2000 between Salton and Sam Perlmutter. Incorporated by reference to Registrant's Current Report on Form 8-K dated September 7, 2000.

         10.31 Agreement dated as of September 7, 2000 between Salton and Michael Srednick. Incorporated by reference to Registrant's Current Report on Form 8-K dated September 7, 2000.

         10.32    The Salton, Inc. 1999 Employee Stock Option Plan.

         21.1 Subsidiaries of the Company. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

         23.1     Consent of Deloitte & Touche LLP

         27       Financial Data Schedule