Form 10-Q
period 2000-09-30
SALTON INC
filed 2000-11-14
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the Quarterly Period Ended September 30, 2000 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the Transition Period From             to          .
                                                ----------    ---------

    Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                          36-3777824
------------------------------------                    ------------------------
   (State of other jurisdiction of                          (I.R.S. Employer
   Incorporation or organization)                         Identification Number)

        550 Business Center Drive                                 60056
        Mount Prospect, Illinois                                (Zip Code)
  (Address of principal executive offices)

                                 (847) 803-4600
              (Registrant's telephone number, including area code)

                          Salton/Maxim Housewares Inc.
 Former name, former address and former fiscal year, if changed since last year

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                               ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2000, 12,183,775 shares of its $.01 par value Common Stock.

                                                                        PAGE NO.
                                                                        --------
PART I             FINANCIAL INFORMATION

          Item 1:  Consolidated Financial Statements

                   Consolidated Balance Sheets - September 30, 2000         3
                   (Unaudited) and July 1, 2000


                   Consolidated Statements of Earnings (Unaudited)          4
                   Thirteen weeks ended September 30, 2000 and
                   September 25, 1999

                   Consolidated Statements of Cash Flows (Unaudited)        5
                   Thirteen weeks ended September 30, 2000 and
                   September 25, 1999

                   Notes to Consolidated Financial Statements (Unaudited)   6

          Item 2:  Management's Discussion and Analysis of Financial        9
                   Condition and Results of Operations

PART II            OTHER INFORMATION

          Item 1:  Legal Proceedings                                       12

          Item 6:  Exhibits and Reports on Form 8-K                        13

                   Signature

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS EXCEPT SHARE DATA)                                               (UNAUDITED)
                                                                              SEPTEMBER 30,      JULY 1,
ASSETS                                                                            2000            2000
                                                                                  ----            -----
CURRENT ASSETS:
   Cash ................................................................       $  19,360       $   7,606
   Accounts receivable, net of allowances ..............................         188,288         129,850
   Inventories .........................................................         226,109         219,230
   Prepaid expenses and other current assets ...........................          13,530          10,146
   Deferred income taxes ...............................................           3,713           3,713
                                                                               ---------       ---------
         Total current assets ..........................................         451,000         370,545
Property Plant and Equipment:
   Land ................................................................           1,625           1,625
   Buildings ...........................................................           8,079           8,079
   Molds and tooling ...................................................          38,804          35,749
   Warehouse equipment .................................................           7,331           7,061
   Office furniture and equipment ......................................           9,739           9,373
                                                                               ---------       ---------
           .............................................................          65,578          61,887
   Less accumulated depreciation .......................................         (30,276)        (27,244)
                                                                               ---------       ---------
           .............................................................          35,302          34,643

Patents and trademarks, net of accumulated amortization ................         130,149         127,074

Other intangibles, net of accumulated amortization, and
       other non-current assets ........................................          37,932          32,014
                                                                               ---------       ---------
TOTAL ASSETS ...........................................................       $ 654,383       $ 564,276
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt .....................       $ 126,697       $ 112,155
   Accounts payable ....................................................          31,577          35,113
   Accrued expenses ....................................................          24,142          21,028
   Income taxes payable ................................................          12,449           4,578
                                                                               ---------       ---------
         Total current liabilities .....................................         194,865         172,874
Non-current deferred income taxes ......................................           2,223           2,529
Long-term debt .........................................................         233,091         215,065
                                                                               ---------       ---------
         Total liabilities .............................................         430,179         390,468
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized,
       2,000,000 shares, 40,000 shares issued ..........................
   Common stock, $.01 par value; authorized,
       40,000,000 shares; shares issued and outstanding:
       2001--12,181,493; 2000--11,351,927 ..............................             143             135
   Treasury stock -- at cost ...........................................         (30,211)        (30,211)
   Additional paid-in capital ..........................................          91,916          62,572
   Accumulated other comprehensive income (loss) .......................            (449)              6
   Retained earnings ...................................................         162,805         141,306
                                                                               ---------       ---------
         Total stockholders' equity ....................................         224,204         173,808
                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................       $ 654,383       $ 564,276
                                                                               =========       =========


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT PER SHARE DATA)                                                 13 WEEKS ENDED
                                                                                     --------------
                                                                             SEPTEMBER 30,       SEPTEMBER 25,
                                                                                 2000                 1999
                                                                                 ----                 ----
Net sales ..........................................................         $   207,246          $   196,340
Cost of goods sold .................................................             117,987              110,401
Distribution expenses ..............................................               9,989                7,120
                                                                             -----------          -----------
Gross profit .......................................................              79,270               78,819
Selling, general and administrative expenses .......................              35,583               50,490
                                                                             -----------          -----------
Operating income ...................................................              43,687               28,329
Interest expense, net ..............................................               9,283                5,477
                                                                             -----------          -----------
Income before income taxes .........................................              34,404               22,852
Income tax expense .................................................              12,902                8,954
                                                                             -----------          -----------
Net income .........................................................         $    21,502          $    13,898
                                                                             ===========          ===========

Weighted average common shares outstanding .........................          11,595,724           10,289,640

Weighted average common and common
   equivalent shares outstanding ...................................          15,938,749           14,573,612

Net income per common share: Basic .................................         $      1.85          $      1.35
                                                                             ===========          ===========

Net income per common share: Diluted ...............................         $      1.35          $      0.95
                                                                             ===========          ===========


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                         13 WEEKS ENDED
                                                                                         --------------
                                                                                SEPTEMBER 30,        SEPTEMBER 25,
                                                                                     2000                 1999
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income:                                                                    $ 21,502             $ 13,898
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Imputed interest on notes payable                                              2,672
      Depreciation and amortization                                                  5,719                2,280
      Purchase reduction of note payable and other non-cash items                       12                 (187)
        Changes in assets and liabilities:
           Accounts receivable                                                     (58,605)             (63,346)
           Inventories                                                              (6,458)             (11,841)
           Prepaid expenses and other current assets                                (3,342)              (2,171)
           Other non-current assets                                                   (653)
           Accounts payable                                                         (3,699)              12,547
           Taxes payable                                                             7,782                6,144
           Accrued expenses                                                          3,082                6,399
                                                                                  --------             --------
               Net cash used in operating activities                               (31,988)             (36,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (2,280)              (2,311)
   Acquisition of business, net of cash acquired                                    (2,820)
   Additions to intangibles for patents/trademarks                                  (1,207)
                                                                                  --------             ---------
               Net cash from investing activities                                   (6,307)              (2,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of credit                                       41,973               34,967
   Repayment of long-term debt                                                     (64,250)                (130)
   Proceeds from long-term debt                                                     75,000
   Costs associated with refinancing                                                (2,756)
   Common stock issuance                                                               102                  848
                                                                                  --------             --------
               Net cash from financing activities:                                  50,069               35,685
The effect of exchange rate changes on cash                                            (20)                  (1)
                                                                                  --------             --------
Net change in cash                                                                  11,754               (2,904)
Cash, beginning of period                                                            7,606               11,240
                                                                                  --------             --------
Cash, end of period                                                               $ 19,360             $  8,336
                                                                                  ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   Interest                                                                       $  3,769             $  1,834
   Income taxes                                                                   $  5,046             $  2,959

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property assets and molds of the Stiffel Company, a premier designer of lamps and related products, for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS.

         The consolidated financial statements have been prepared from Salton's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 2000 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

3.       EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         On July 2, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 which amends certain provisions of SFAS 133. SFAS 133, as amended by SFAS 138 did not impact the Company's consolidated results of operations, financial position or cash flows as the Company did not have any derivative instruments in place during the quarter ended September 30, 2000.

4.       EVENTS OF THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

         George Foreman Trademark

         In the quarter ended September 30, 2000, the Company reached an agreement to satisfy $22.75 million of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton common stock to George Foreman and other venture participants. The Company has agreed under certain circumstances to pay an amount of cash and/or issue additional shares of common stock if the shares issued are sold for less than $36.625 per share during a specified one-year period plus an amount for any shares retained at the end of the one year period. George Foreman and the other participants have agreed to pay the Company in cash 50% of the excess over $22.75 million of the aggregate sales proceeds plus the market value of any shares retained at the end of such one year period.


         Amended Credit Facility

         The Company amended and restated the Second Amended and Restated Credit Agreement (the "Third Amended Credit Agreement") during the quarter ended September 30, 2000. Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Third Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Firstar Bank, N.A., as syndication agent and Lehman Commercial Paper Inc., as administrative agent, and a syndicate of banks, provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points maturing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Third Amended Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

         Sonex

         On July 19, 2000 the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products. Under the terms of the agreement, Salton acquired Sonex for approximately $2.6 million in cash, plus an additional cash performance incentive, based on future sales of Sonex products. The acquisition was accounted for as a purchase. The financial statements of Sonex are included in the consolidated financial statements.

         Stiffel

         On August 10, 2000 the Company acquired the trademarks, other intellectual property assets and molds of the Stiffel Company, a designer of lamps and related products, for $6.5 million by issuing 200,000 shares of Salton common stock. Salton did not assume any liabilities of the Stiffel Company. The purchase price has been allocated between property, patents and trademarks.

         Relaxor

         On September 21, 2000 the Company acquired the Relaxor brand business and inventory, a full line of personal massagers and other personal care items, from JB Research, Inc. The purchase price is comprised of the book value of inventory plus future payments for the going business and trademarks (the "Going Business Payment"). The "Going Business Payment" will be based on the gross margin of the Relaxor brand business as defined in the purchase agreement.

         ePods

         On January 14, 2000, Salton entered into a strategic alliance with ePods, Inc., ("ePods") an Internet company. Salton is the exclusive distributor of ePods products in the U.S., Canada and Mexico. In the quarter ended September 30, 2000, the Company invested an additional $1.2 million in ePods, for a total investment of $4.8 million.

5.       COMPREHENSIVE INCOME

         For the 13 weeks ended September 30, 2000 and September 25, 1999 components of other comprehensive income include foreign currency translation charges.


                                                  13 WEEKS ENDED
                                                  --------------
       (DOLLARS IN THOUSANDS)              SEPTEMBER 30,    SEPTEMBER 25,
                                                2000             1999
                                                ----             ----
         Net income                           $ 21,502         $ 13,898

         Other comprehensive (loss)               (455)              (1)
                                              --------         --------

                                              $ 21,047         $ 13,897
                                              ========         ========



         Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $(449) and $6 as of September 30, 2000 and July 1, 2000.



6.       OPERATING SEGMENTS

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

Product Information -- Net Sales


                                                                                          SEPTEMBER 30,  SEPTEMBER 25,
                                                                                              2000           1999
                                                                                              ----           ----
                                                                                                 (IN THOUSANDS)
Small appliances...........................................................               $  189,584      $ 168,945
Tabletop products..........................................................                    6,658          5,456
Personal care/time products................................................                   11,004         21,939
                                                                                          ----------      ---------

Total .....................................................................               $  207,246      $ 196,340
                                                                                          ==========      =========


7.    SUBSEQUENT EVENTS

      Salton has sent a notice of default to ePods with respect to certain loans it has made to ePods. A UCC foreclosure sale is scheduled for November 15, 2000 on Salton's security interest in ePods assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999.


         Net Sales. Net sales in the quarter ended September 30, 2000 ("first quarter of fiscal 2001") were $207.2 million, an increase of approximately $10.9 million or 5.6%, compared to net sales of $196.3 million in the quarter ended September 25, 1999 ("first quarter of fiscal 2000"). This increase is primarily attributable to increased sales of products within the George Foreman(R) product line, sales by our wholly-owned subsidiary Toastmaster, and sales of Melitta and White-Westinghouse products. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 7% of net sales in the first quarter of fiscal 2001 compared to 8% of net sales in the first quarter of fiscal 2000.

         Gross Profit. Gross profit in the first quarter of fiscal 2001 was $79.3 million or 38.3% of net sales as compared to $78.8 million or 40.1% in the same period in fiscal 2000. Cost of goods sold during the first quarter of fiscal 2001 increased to 56.9% of net sales compared to 56.2% in the same period in fiscal 2000. Distribution expenses were $10.0 million or 4.8% of net sales in the first quarter of fiscal 2001 compared to $7.1 million or 3.6% of net sales in the same period in fiscal 2000. Gross profit in the first quarter of fiscal 2001 as, a percentage of net sales, decreased primarily due to a higher percentage of Toastmaster products being sold in the first quarter of 2001 and lower sales and higher gross margin of the higher gross-margin Rejuvenique facial toning system when compared to the first quarter of 2000. Excluding the cost of Toastmaster and Rejuvenique products, Salton had a more favorable mix of sales with lower costs in their respective channels of distribution when compared to the same period in fiscal 2000. Distribution expenses increased as a percentage of net sales due partially to higher freight rates on prepaid freight resulting from fuel price surcharges and the costs associated with additional warehouse facilities required to support the sales growth of the Company.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 17.2% of net sales or $35.6 million in the first quarter of fiscal 2001 compared to 25.7% of net sales or $50.5 million for the same period in fiscal 2000. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.6% of net sales or $19.9 million in the first quarter of fiscal 2001 when compared to 18.0% of net sales or $35.4 million in the same period in fiscal 2000. The decrease in these expenses is primarily related to the elimination of royalty payments in the current year for sales of products under the George Foreman brand. Royalty payments were no longer required after the completion of the George Foreman name acquisition in the second quarter of fiscal 2000. The remaining selling, general and administrative costs were relatively unchanged at 7.6% of net sales or $15.7 million in the first quarter of fiscal 2001 compared to 7.7% of net sales or $15.0 million in the first quarter of fiscal 2000.

         Operating Income. As a result of the foregoing, operating income increased by $15.4 million or 54.2%, to $43.7 million in the first quarter of fiscal 2001 from $28.3 million in the same period in fiscal 2000. Operating income as a percentage of net sales increased to 21.1% in the first quarter of fiscal 2001 from 14.4% in the same period of fiscal 2000.

         Net Interest Expense. Net interest expense was approximately $9.3 million for the first quarter of fiscal 2001 compared to $5.5 million in the first quarter of fiscal 2000. Interest expense includes approximately $2.5 million of imputed interest related to the note payable associated with the George Foreman name acquisition, which includes the early payment of the July 2001 note payment to George Foreman made using the Company's common stock on September 11, 2000. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.9% in fiscal 2001 compared to 9.2% in fiscal 2000. The average amount of all debt outstanding was $340.9 million for the first quarter of fiscal 2001 compared to $230.9 million for the same period in fiscal 2000. This increase was used to finance the working capital needed to support growth in sales and complete the Sonex International and Relaxor brand acquisitions.

         Income Tax Expense. Salton had tax expense of $12.9 million in fiscal 2001 as compared to tax expense of $9.0 million in fiscal 2000.

         Net income. Net income increased 54.7% to $21.5 million in the first quarter of fiscal 2001, compared to $13.9 million in the first quarter of fiscal 2000.

         Earnings per Share. Basic earnings per common share were $1.85 per share on weighted average common shares outstanding of 11,595,724 in the first quarter of fiscal 2001 compared to earnings of $1.35 per share on weighted average common shares outstanding of 10,289,640 in the same period in fiscal 2000. Diluted earnings per common share were $1.35 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,938,749 in the first quarter of fiscal 2001 compared to earnings of $0.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,573,612 in the same period in fiscal 2000. All share counts for the first quarter of fiscal 2001 reflect the issuance of shares related to the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2001, Salton used net cash of $32.0 million in operating activities and $6.3 million in investing activities. This resulted primarily from the growth in sales in the period and higher levels of receivables and inventory, cash payments related to the acquisition of Sonex International, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $50.1 million. On September 26, 2000 the Company amended and restated the Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement") with the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Third Amended Credit Agreement provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points maturing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Third Amended Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. Proceeds from the Third Amended and Restated Credit Agreement were used to repay existing amounts under the Second Amended Credit Agreement and fund ongoing operations of the Company.

         At September 30, 2000, Salton had debt outstanding of $185.0 million under the Third Amended Credit Agreement and had the ability to borrow up to an additional $41.6 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.


         Salton's Third Amended Credit Agreement and senior subordinated notes contain a number of significant covenants that, among other things, restrict the ability of Salton to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. These agreements do allow, under certain circumstances, for the Company to repurchase or redeem capital stock and/or pay dividends up to $50.0 million and make acquisitions for up to $40.0 million in cash. In addition, under the credit agreement, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

         In the quarter ended September 30, 2000, the Company reached an agreement to satisfy $22.75 million of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton common stock to George Foreman and other venture participants. The Company has agreed under certain circumstances to pay an amount of cash and/or issue additional shares of common stock if the shares issued are sold for less than $36.625 per share during a specified one-year period plus an amount for any shares retained at the end of the one year period. George Foreman and the other participants have agreed to pay the Company in cash 50% of the excess over $22.75 million of the aggregate sales proceeds plus the market value of any shares retained at the end of such one year period.

         Salton's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. Salton's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Third Amended Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet Salton's anticipated requirements for capital expenditures, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that Salton's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, Salton may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sale of assets or additional financing could be obtained.

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

ENVIRONMENTAL

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of September 30, 2000, Salton has accrued approximately $175,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         A current report on Form 8-K was filed on September 7, 2000 reporting, under Item 5 Other Events, the Company's announcement of its fiscal 2000 fourth quarter and year-end earnings results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2000            SALTON, INC.

                                    /s/  JOHN E. THOMPSON
                                    John E. Thompson
                                    Chief Financial Officer and
                                    Senior Vice-President
                                    (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION OF DOCUMENT
--------------                              -----------------------

         10.33                Third amended and restated credit agreement among
                              Salton, Inc., as borrower, the several lenders
                              from time to time parties thereto Lehman Brothers
                              Inc., as arranger, Firstar Bank, N.A., as
                              syndication agent, Lehman Commercial Paper Inc.,
                              as syndication agent and Fleet National Bank, as
                              documentation agent dated as of September 26, 2000
         12                   Computation of Ratio of Earnings to Fixed
                              Charges
         27                   Financial Data Schedule