Form 10-Q
period 2000-12-30
SALTON INC
filed 2001-02-13
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended December 30, 2000 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From ________ to ________.

     Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                     36-3777824
    ---------------------------------                ------------------------
     (State of other jurisdiction of                     (I.R.S. Employer
      Incorporation or organization)                  Identification Number)

        550 Business Center Drive                             60056
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 9, 2001, 11,908,275 shares of its $.01 par value Common Stock.

                                                                             PAGE NO.
                                                                             --------
PART I              FINANCIAL INFORMATION

          Item 1:   Consolidated Financial Statements

                    Consolidated Balance Sheets - December 30, 2000          3
                    (Unaudited) and July 1, 2000

                    Consolidated Statements of Earnings (Unaudited)          4
                    Thirteen weeks ended December 30, 2000 and
                    December 25, 1999 and Twenty-six weeks ended
                    December 30, 2000 and December 25, 1999

                    Consolidated Statements of Cash Flows (Unaudited)        5
                    Twenty-six weeks ended December 30, 2000 and
                    December 25, 1999

                    Notes to Consolidated Financial Statements (Unaudited)   6

          Item 2:   Management's Discussion and Analysis of Financial        9
                    Condition and Results of Operations

PART II             OTHER INFORMATION

          Item 1:   Legal Proceedings                                        13

          Item 2:   Changes in Securities and Use of Proceeds                14

          Item 6:   Exhibits and Reports on Form 8-K                         15

                    Signature                                                15

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        (UNAUDITED)
                                                                                        DEC 30, 2000   JULY 1, 2000
                                                                                        ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash                                                                                   $  20,267      $   7,606
  Accounts receivable, net of allowances                                                   203,533        129,850
  Inventories                                                                              216,122        219,230
  Prepaid expenses and other current assets                                                 10,814         10,146
  Prepaid income taxes                                                                       6,076              -
  Deferred income taxes                                                                      3,713          3,713
                                                                                         ---------      ---------
     Total current assets                                                                  460,525        370,545
Property Plant and Equipment:
  Land                                                                                       1,625          1,625
  Buildings                                                                                  8,079          8,079
  Molds and tooling                                                                         40,332         35,749
  Warehouse equipment                                                                        7,163          7,061
  Office furniture and equipment                                                            10,227          9,373
                                                                                         ---------      ---------
                                                                                            67,426         61,887
  Less accumulated depreciation                                                            (33,008)       (27,244)
                                                                                         ---------      ---------
                                                                                            34,418         34,643

Patents and Trademarks, net of accum amort                                                 133,058        127,073
Intangibles, net of accum amort and Other Non-current Assets                                45,454         32,015
                                                                                         ---------      ---------
TOTAL ASSETS                                                                             $ 673,455      $ 564,276
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                                        $ 145,434      $ 112,155
  Accounts payable                                                                          28,982         35,113
  Accrued expenses                                                                          21,811         21,028
  Income taxes payable                                                                           -          4,578
                                                                                         ---------      ---------
     Total current liabilities                                                             196,227        172,874
Non-current Deferred Income Taxes                                                            2,223          2,529
Long-term Debt                                                                             229,537        215,065
                                                                                         ---------      ---------
     Total liabilities                                                                     427,987        390,468
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; authorized, 2,000,000 shares; 40,000 shares issued
Common stock, $.01 par value; authorized, 40,000,000 shares; issued and outstanding,
2001-12,011,515 shares, 2000-11,351,927 shares                                                 143            135
Treasury stock - at cost                                                                   (35,562)       (30,211)
Additional paid-in capital                                                                  91,946         62,572
Accumulated other comprehensive income (loss)                                                 (443)             6
Retained earnings                                                                          189,384        141,306
                                                                                         ---------      ---------
     Total stockholders' equity                                                            245,468        173,808
                                                                                         ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 673,455      $ 564,276
                                                                                         =========      =========



                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        13 WEEKS ENDED                  26 WEEKS ENDED
                                                 ---------------------------     ---------------------------
                                                  12/30/2000      12/25/1999      12/30/2000      12/25/1999
                                                 -----------     -----------     -----------     -----------
NET SALES                                        $   262,197     $   292,767     $   469,443     $   489,107
Cost of goods sold                                   149,896         166,845         267,884         277,246
Distribution expenses                                 14,449           9,911          24,438          17,031
                                                 -----------     -----------     -----------     -----------
GROSS PROFIT                                          97,852         116,011         177,121         194,830
Selling, general and administrative expenses          45,136          30,684          80,719          81,174
                                                 -----------     -----------     -----------     -----------
OPERATING INCOME                                      52,716          85,327          96,402         113,656
Interest expense                                      10,189           9,244          19,472          14,721
                                                 -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                            42,527          76,083          76,930          98,935
Income tax expense                                    15,948          28,525          28,850          37,479
                                                 -----------     -----------     -----------     -----------
NET INCOME                                       $    26,579     $    47,558     $    48,080     $    61,456
                                                 ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        12,116,774      11,184,333      11,856,249      11,109,058

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                  16,656,653      15,457,776      16,289,880      15,378,315

Net income per common share: Basic               $      2.19     $      4.25     $      4.06     $      5.53

Net income per common share: Diluted             $      1.60     $      3.08     $      2.95     $      4.00




                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       26 WEEKS ENDED
                                                                                 ------------------------
                                                                                   DEC 30,        DEC 25,
                                                                                    2000           1999
Cash flows from operating activities:
  Net income                                                                     $  48,080      $  61,456
  Adjustments to reconcile net income to net cash from operating activities:
    Imputed interest on notes payable                                                3,779          3,168
    Changes in deferred taxes                                                        1,113
    Depreciation and amortization                                                   11,809          8,729
    Loss on disposal of equipment                                                      315              -
    Purchase reduction of note payable and other non-cash items                        105           (221)
    Changes in assets and liabilities:
       Accounts receivable                                                         (73,849)      (112,625)
       Inventories                                                                   3,530         (5,818)
       Prepaid expenses and other current assets                                      (626)        (1,092)
       Accounts payable                                                             (6,294)       (12,745)
       Taxes payable                                                               (10,743)        19,752
       Accrued expenses                                                                750          3,700
       Other non-current assets                                                     (8,902)             -
                                                                                 ---------      ---------
          NET CASH USED IN OPERATING ACTIVITIES                                    (32,046)       (34,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (4,474)        (4,439)
  Acquisition of business, net of cash acquired                                     (2,820)        (5,896)
  Additions to intangibles, patents and trademarks                                  (6,625)       (23,085)
                                                                                 ---------      ---------
          NET CASH USED IN INVESTING ACTIVITIES                                    (13,919)       (33,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                         55,957         61,308
  Repayment of long-term debt                                                      (64,250)          (255)
  Proceeds from long-term debt                                                      75,000              -
  Costs associated with refinancing                                                 (2,847)          (514)
  Common stock issued                                                                  131          1,002
  Purchase of treasury stock                                                        (5,351)             -
                                                                                 ---------      ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                 58,640         61,541
                                                                                 ---------      ---------
The effect of exchange rate changes on cash                                            (14)             2
                                                                                 ---------      ---------
Net change in cash                                                                  12,661         (6,460)
Cash, beginning of period                                                            7,606         11,240
                                                                                 ---------      ---------
Cash, end of period                                                              $  20,267      $   4,780
                                                                                 =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                       $  15,093      $  14,091
  Income taxes                                                                   $  39,519      $  16,791

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property assets and molds of the Stiffel Company, a premier designer of lamps and related products for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock.


                 See Notes to Consolidated Financial Statements

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

3.   EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

     On July 2, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 which amends certain provisions of SFAS 133. SFAS 133, as amended by SFAS 138, did not impact the Company's consolidated results of operations, financial position or cash flows as the Company did not have any derivative instruments in place during the twenty-six weeks ended December 30, 2000.

4.   EVENTS OF THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000

     Share Repurchase Program

     In the quarter ended December 30, 2000, the Board of Directors authorized the purchase of up to $50 million of its common stock over an unspecified period of time. The amount of shares purchased will depend on various factors, including the price of the stock, market conditions and the availability of funds. Through December 30, 2000, the Company had purchased 283,800 shares of stock for $5.4 million.

     ePods

     The Company was a secured lender to ePods, Inc. In October, 2000, the Company declared the ePods obligations to the Company of approximately $4.8 million in default and acquired the collateral at a public foreclosure sale held on November 15, 2000.

     Coachmaster International Corporation

     The Company has a loan and security agreement with Coachmaster International Corporation ("CMI"), whereby the Company may lend CMI up to $10 million. CMI has granted the Company a security interest in all of CMI's assets to secure obligations owed by CMI to the Company. As of December 30, 2000, the Company has recorded a $7.8 million note receivable in other non-current assets under the agreement.

     Juiceman Trademark

     In the quarter ended December 30, 2000, the Company entered into an agreement to buyout all claims to royalties under the Juiceman Royalty Agreements. The Company agreed to pay a total of $5.3 million, including legal fees.

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

     Amended Credit Facility

     The Company amended and restated the Second Amended and Restated Credit Agreement (the "Third Amended Credit Agreement") during the quarter ended September 30, 2000. Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Third Amended Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Firstar Bank, N.A., as syndication agent and Lehman Commercial Paper Inc., as administrative agent, and a syndicate of banks, provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points maturing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization, maturing on January 7, 2004. The Third Amended Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

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

     Stiffel

     On August 10, 2000 the Company acquired the trademarks, other intellectual property assets and molds of the Stiffel Company, a designer of lamps and related products, for $6.5 million by issuing 200,000 shares of Salton common stock. Salton did not assume any liabilities of the Stiffel Company. The purchase price was allocated between property, patents and trademarks. Pursuant to the Purchase Agreement, if the shares of stock were sold for less than $6.5 million, the Company would make up the shortfall. In January 2001, the Company paid $2.0 million in settlement of the balance of the purchase price.

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

5.   COMPREHENSIVE INCOME

     For the 13 weeks and the 26 weeks ended December 30, 2000 and December 25, 1999 components of other comprehensive income include foreign currency translation charges.

                                          13 Weeks Ended            26 Weeks Ended
                                      ---------------------     ----------------------
(Dollars in Thousands)                12/30/00     12/25/99     12/30/00      12/25/99
                                      --------     --------     --------      --------
Net Income                            $ 26,579     $ 47,558     $ 48,080      $ 61,456
Other comprehensive income (loss)            6            2         (449)            2
                                      --------     --------     --------      --------
                                      $ 26,585     $ 47,560     $ 47,631      $ 61,458
                                      ========     ========     ========      ========

     Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $(449) and $6 as of December 30, 2000 and July 1, 2000.

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

Product Information - Net Sales

                                          13 Weeks Ended            26 Weeks Ended
                                      ---------------------     ---------------------
(Dollars in Thousands)                12/30/00     12/25/99     12/30/00     12/25/99
                                      --------     --------     --------     --------
Small appliances                      $234,145     $259,045     $423,729     $427,990
Tabletop products                        7,980        7,783       14,638       13,239
Personal care/time products             20,072       25,939       31,076       47,878
                                      --------     --------     --------     --------
Total                                 $262,197     $292,767     $469,443     $489,107
                                      ========     ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 30, 2000 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 25, 1999.

     Net Sales. Net sales in the quarter ended December 30, 2000 ("second quarter of fiscal 2001") were $262.2 million, a decrease of approximately $30.6 million or 10.5%, compared to net sales of $292.8 million in the quarter ended December 25, 1999 ("second quarter of fiscal 2000"). Sales increases from the Foreman line, as well as the new Melitta and Relaxor brands were more than offset by decreased sales of Rejuvenique, White-Westinghouse, Breadman and Farberware product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 5% of net sales in the second quarter of fiscal 2001 compared to 8% of net sales in the second quarter of fiscal 2000.

     Gross Profit. Gross profit in the second quarter of fiscal 2001 was $97.9 million or 37.3% of net sales as compared to $116 million or 39.6% of net sales in the same period in fiscal 2000. Cost of goods sold during the second quarter of fiscal 2001 was relatively unchanged at 57.2% of net sales compared to 57.0% in the same period in fiscal 2000. Distribution expenses were $14.4 million or 5.5% of net sales in the second quarter of fiscal 2001 compared to $9.9 million or 3.4% of net sales in the same period in fiscal 2000. Gross profit in the second quarter of fiscal 2001, as a percentage of net sales, decreased primarily due to higher distribution costs when compared to the same period in fiscal 2000. Distribution expenses increased as a percentage of net sales due to increased sales to customers with prepaid freight terms, higher rates on prepaid freight resulting from fuel price surcharges and the costs associated with additional warehouse facilities required to support the sales growth of the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 17.2% of net sales or $45.1 million in the second quarter of fiscal 2001 compared to 10.5% of net sales or $30.7 million for the same period in fiscal 2000. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.0% of net sales or $23.5 million in the second quarter of fiscal 2001 when compared to 4.6% of net sales or $13.4 million in the same period in fiscal 2000. The increase in these expenses from the prior year is primarily related to the elimination of $14.6 million in royalties, net of amortization of trademark, associated with the first quarter of fiscal 2000 that were recognized in the second quarter of fiscal 2000. Royalty payments were no longer required after the completion of the George Foreman name acquisition in the second quarter of fiscal 2000. The remaining selling, general and administrative costs increased to 8.2% of net sales or $21.6 million in the second quarter of fiscal 2001 compared to 5.9% of net sales or $17.3 million in the second quarter of fiscal 2000. The increase in these expenses is primarily from increased legal fees associated with various corporate matters, as well as the reduction of pension expense in the second quarter of fiscal 2000 due to the recognition of a curtailment gain from the freezing of the Toastmaster pension plan.

     Operating Income. As a result of the foregoing, operating income decreased by $32.6 million or 38.2%, to $52.7 million in the second quarter of fiscal 2001 from $85.3 million in the same period in fiscal 2000. Operating income as a percentage of net sales decreased to 20.1% in the second quarter of fiscal 2001 from 29.1% in the same period of fiscal 2000.

     Net Interest Expense. Net interest expense was approximately $10.2 million for the second quarter of fiscal 2001 compared to $9.2 million in the second quarter of fiscal 2000. Interest expense includes approximately $.9 million of imputed interest related to the note payable associated with the George Foreman name acquisition. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.7% in the second quarter of fiscal

2001 compared to 9.5% in fiscal 2000. The average amount of all debt outstanding was $382.4 million for the second quarter of fiscal 2001 compared to $241.0 million for the same period in fiscal 2000. This increase was used to finance the working capital needed to support the growth of the business, complete the Sonex International and Relaxor brand acquisitions and purchase stock of the Company under the Company's share repurchase program.

     Income Tax Expense. Salton had tax expense of $15.9 million in the second quarter of fiscal 2001 as compared to tax expense of $28.5 million in fiscal 2000.

     Net income. Net income decreased 44.1% to $26.6 million in the second quarter of fiscal 2001, compared to $47.6 million in the second quarter of fiscal 2000.

     Earnings per Share. Basic earnings per common share were $2.19 per share on weighted average common shares outstanding of 12,116,774 in the second quarter of fiscal 2001 compared to earnings of $4.25 per share on weighted average common shares outstanding of 11,184,333 in the same period in fiscal 2000. Diluted earnings per common share were $1.60 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,656,653 in the second quarter of fiscal 2001 compared to earnings of $3.08 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,457,776 in the same period in fiscal 2000. All share counts for the second quarter of fiscal 2001 reflect the issuance of shares and contingent shares issuable related to the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company, as well as the repurchase of 283,800 shares of the Company's stock. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 25, 1999.

     Net Sales. Net sales in the twenty-six weeks ended December 30, 2000 ("first half of fiscal 2001") were $469.4 million, a decrease of approximately $19.7 million or 4.0%, compared to net sales of $489.1 million in the twenty-six weeks ended December 25, 1999 ("first half of fiscal 2000"). Sales increases from the Foreman line, as well as the new Melitta and Relaxor brands were more than offset by decreased sales of Rejuvenique, White-Westinghouse, Breadman and Farberware product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 6% of net sales in the first half of fiscal 2001 compared to 7% of net sales in the first half of fiscal 2000.

     Gross Profit. Gross profit in the first half of fiscal 2001 was $177.1 million or 37.7% of net sales as compared to $194.8 million or 39.8% in the same period in fiscal 2000. Cost of goods sold during the first half of fiscal 2001 increased to 57.1% of net sales compared to 56.7% in the same period in fiscal 2000. Distribution expenses were $24.4 million or 5.2% of net sales in the first half of fiscal 2001 compared to $17.0 million or 3.5% of net sales in the same period in fiscal 2000. Gross profit in the first half of fiscal 2001 as a percentage of net sales decreased partially due to a higher percentage of Toastmaster products being sold and lower sales of the higher gross-margin Rejuvenique facial toning system when compared to the first half of 2000. In addition, the Company incurred higher distribution costs when compared to the same period in fiscal 2000. Distribution expenses increased as a percentage of net sales due to increased sales to customers with prepaid freight terms, higher rates on prepaid freight resulting from fuel price surcharges and the costs associated with additional warehouse facilities required to support the sales growth of the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 17.2% of net sales or $80.7 million in the first half of fiscal 2001 compared to 16.6% of net sales or $81.2 million for the same period in fiscal 2000. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.2% of net sales or $43.2 million in the first half of fiscal 2001 when compared to 10.0% of net sales or $49.0 million in the same period in fiscal 2000. The decrease in these expenses is primarily related to lower infomercial spending in the period. The remaining selling, general and administrative costs increased to 8.0% of net sales or $37.5 million in the first half of fiscal 2001 compared to 6.6% of net sales or $32.2 million in the first half of fiscal 2000. The increase in these expenses is primarily from increased legal fees associated with various corporate matters, as well as the reduction of pension expense in the first half of fiscal 2000 due to the recognition of a curtailment gain from the freezing of the Toastmaster pension plan.

     Operating Income. As a result of the foregoing, operating income decreased by $17.3 million or 15.2%, to $96.4 million in the first half of fiscal 2001 from $113.7 million in the same period in fiscal 2000. Operating income as a percentage of net sales decreased to 20.5% in the first half of fiscal 2001 from 23.2% in the same period of fiscal 2000.

     Net Interest Expense. Net interest expense was approximately $19.5 million for the first half of fiscal 2001 compared to $14.7 million in the first half of fiscal 2000. Interest expense includes approximately $3.4 million of imputed interest related to the note payable associated with the George Foreman name acquisition, which includes the early payment of the July 2001 note payment to George Foreman made using the Company's common stock on September 11, 2000. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.86% in the first half of fiscal 2001 compared to 9.4% in fiscal 2000. The average amount of all debt outstanding was $361.9 million for the first half of fiscal 2001 compared to $225.0 million for the same period in fiscal 2000. This increase was used to finance the working capital needed to support the growth of the business, complete the Sonex International and Relaxor brand acquisitions and purchase stock of the Company under the Company's share repurchase program.

     Income Tax Expense. Salton had tax expense of $28.9 million in the first half of fiscal 2001 as compared to tax expense of $37.5 million in fiscal 2000.

     Net income. Net income decreased 21.8% to $48.1 million in the first half of fiscal 2001, compared to $61.5 million in the first half of fiscal 2000.

     Earnings per Share. Basic earnings per common share were $4.06 per share on weighted average common shares outstanding of 11,856,249 in the first half of fiscal 2001 compared to earnings of $5.53 per share on weighted average common shares outstanding of 11,109,058 in the same period in fiscal 2000. Diluted earnings per common share were $2.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,289,880 in the first half of fiscal 2001 compared to earnings of $4.00 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,378,315 in the same period in fiscal 2000. All share counts for the first half of fiscal 2001 reflect the issuance of shares and contingent shares issuable related to the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company, as well as the repurchase of 283,800 shares of the Company's stock. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of fiscal 2001, Salton used net cash of $32.0 million in operating activities and $13.9 million in investing activities. This resulted primarily from the seasonal growth in sales in the period resulting in higher levels of receivables, income tax payments, payments to CMI under the loan and security agreement, the buyout of the Juiceman royalty agreements, cash payments related to the acquisition of Sonex International, as well as increased investment in capital assets, primarily tooling. Financing activities provided cash of $58.6 million. On September 26, 2000 the Company amended and restated the Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement") with the Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Third Amended Credit Agreement provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points maturing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Third Amended Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. Proceeds from the Third Amended Credit Agreement were used to repay existing amounts under the Second Amended Credit Agreement and fund ongoing operations of the Company.

     At December 30, 2000, Salton had debt outstanding of $199.0 million under the Third Amended Credit Agreement and had the ability to borrow up to an additional $31.9 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On or about February 1, 2001, Advantage Partners LLC filed a lawsuit against the Company and certain other defendants in the United States District for the Central District of California. The lawsuit alleges that a food basket accessory on George Foreman "Big George" and George Foreman Jr. Rotisseries infringes a patent owned by the plaintiff. The lawsuit seeks a judicial determination of infringement, compensatory and punitive damages, attorneys fees and costs and a temporary restraining order, preliminary injunction and permanent injunction ordering each defendant to, among other things, refrain from making or selling any product which infringes the patent and to remove all such products from stores.

     On January 23, 2001, the Company filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with the Company, attempted to conceal such breach, tortuously interfered with the Company's business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, the Company has terminated an agreement which requires it to pay Applica a fee based upon the Company's net sales less specified costs and expenses relating to the Company's supply agreement with K-Mart. The terms of the agreement between the Company and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions.

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

ENVIRONMENTAL

     Salton is participating in environmental remediation activities at four sites which it owns or operates. As of December 30, 2000, Salton has accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the twenty-six weeks ended December 30, 2000, the Company issued an aggregate of approximately 821,161 shares of its common stock in connection with the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Act of 1933, as amended. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     A current report on Form 8-K was filed on November 8, 2000 reporting, under
Item 5 Other Events, the Company's announcement of its fiscal 2001 first quarter earnings results.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2001              SALTON, INC.

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