Form 10-Q
period 2001-03-31
SALTON INC
filed 2001-05-15
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   (Mark One)
   [X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
         For the Quarterly Period Ended March 31, 2001 or

   [ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
         For the Transition Period From __________ to _________.

         Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

                      Delaware                                 36-3777824
                      ---------                                ----------
           (State of other jurisdiction of                  (I.R.S. Employer
            Incorporation or organization)                Identification Number)

              550 Business Center Drive                          60056
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2001, 11,446,427 shares of its $.01 par value Common Stock.

                                                                                                  PAGE NO.
                                                                                                  --------
PART I                       FINANCIAL INFORMATION

                 Item 1:     Consolidated Financial Statements

                             Consolidated Balance Sheets - March 31, 2001 (Unaudited)
                             and July 1, 2000                                                       3

                             Consolidated Statements of Earnings (Unaudited)
                             Thirteen weeks ended March 31, 2001 and March 25,
                             2000 and Thirty-nine weeks ended March 31, 2001 and
                             March 25, 2000                                                         4

                             Consolidated Statements of Cash Flows (Unaudited)
                             Thirty-nine weeks ended March 31, 2001 and March 25,
                             2000                                                                   5

                             Notes to Consolidated Financial Statements (Unaudited)                 6

                 Item 2:     Management's Discussion and Analysis of Financial Condition and       10
                             Results of Operations

PART II                      OTHER INFORMATION

                 Item 1:     Legal Proceedings                                                     16

                 Item 2:     Changes in Securities and Use of Proceeds                             17

                 Item 6:     Exhibits and Reports on Form 8-K                                      17

                             Signature                                                             18

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

                                                               (UNAUDITED)
                                                               MAR 31, 2001    JULY 1, 2000
                                                               ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash                                                         $     12,496    $      7,606
  Accounts receivable, net of allowances                            163,191         129,850
  Inventories                                                       205,256         219,230
  Prepaid expenses and other current assets                          11,761          10,146
  Prepaid income taxes                                                3,462              --
  Deferred income taxes                                               3,713           3,713
                                                               ------------    ------------
     Total current assets                                           399,879         370,545
Property Plant and Equipment:
  Land                                                                1,625           1,625
  Buildings                                                           8,079           8,079
  Molds and tooling                                                  40,795          35,749
  Warehouse equipment                                                 7,534           7,061
  Office furniture and equipment                                     12,501           9,373
                                                               ------------    ------------
                                                                     70,534          61,887
  Less accumulated depreciation                                     (36,318)        (27,244)
                                                               ------------    ------------
                                                                     34,216          34,643
Patents and Trademarks, net of accum amort                          130,375         127,074
Intangibles, net of accum amort and Other Non-current Assets         49,492          32,014
                                                               ------------    ------------
TOTAL ASSETS                                                   $    613,962    $    564,276
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt              $     94,483    $    112,155
  Accounts payable                                                   27,658          35,113
  Accrued expenses                                                   21,270          21,028
  Foreman guarantee                                                  10,948              --
  Income taxes payable                                                   --           4,578
                                                               ------------    ------------
     Total current liabilities                                      154,359         172,874
  Non-current Deferred Income Taxes                                     407           2,529
  Long-term Debt                                                    225,878         215,065
                                                               ------------    ------------
     Total liabilities                                              380,644         390,468
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 2,000,000
   shares; 40,000 shares issued
  Common stock, $.01 par value; authorized, 20,000,000                  144             135
   shares; issued and outstanding, 2001-11,446,275 shares,
   2000-11,351,927 shares
  Treasury stock - at cost                                          (46,495)        (30,211)
  Additional paid-in capital                                         81,248          62,572
  Accumulated other comprehensive income (loss)                        (448)              6
  Retained earnings                                                 198,869         141,306
                                                               ------------    ------------
     Total stockholders' equity                                     233,318         173,808
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    613,962    $    564,276
                                                               ============    ============

                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     13 WEEKS ENDED                39 WEEKS ENDED
                                               ---------------------------   ---------------------------
                                                 3/31/01        3/25/00        3/31/01        3/25/00
                                               ------------   ------------   ------------   ------------
NET SALES                                      $    153,558   $    172,100   $    623,001   $    661,207
Cost of goods sold                                   84,478         94,970        352,362        372,215
Distribution expenses                                11,877          9,299         36,315         26,330
                                               ------------   ------------   ------------   ------------
GROSS PROFIT                                         57,203         67,831        234,324        262,662
Selling, general and administrative expenses         33,447         36,110        114,166        117,284
                                               ------------   ------------   ------------   ------------
OPERATING INCOME                                     23,756         31,721        120,158        145,378
Interest expense, net                                 8,582          7,644         28,054         22,365
                                               ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                           15,174         24,077         92,104        123,013
Income tax expense                                    5,689          9,030         34,539         46,509
                                               ------------   ------------   ------------   ------------
NET INCOME                                     $      9,485   $     15,047   $     57,565   $     76,504
                                               ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       11,739,652     11,310,811     11,817,384     11,176,805

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                  15,829,642     15,783,321     16,200,873     15,524,447

Net income per common share: Basic             $       0.81   $       1.33   $       4.87   $       6.84

Net income per common share: Diluted           $       0.60   $       0.95   $       3.55   $       4.93


                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   39 WEEKS ENDED
                                                                               ------------------------
                                                                                 MAR 31,       MAR 25,
                                                                                  2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   57,565    $   76,504
  Adjustments to reconcile net income to net cash from operating activities:
    Imputed interest on notes payable                                               4,886         4,751
    Changes in deferred taxes                                                      (1,816)          250
    Depreciation and amortization                                                  18,906        13,660
    Loss on disposal of equipment                                                     315            --
    Equity in income of unconsolidated affiliate                                     (334)           --
    Purchase reduction of note payable and other non-cash items                        60          (343)
    Changes in assets and liabilities:
      Accounts receivable                                                         (33,508)      (27,193)
      Inventories                                                                  14,396       (26,089)
      Prepaid expenses and other current assets                                    (1,572)       (3,030)
      Accounts payable                                                             (7,613)       (7,633)
      Taxes payable                                                                (8,129)        9,592
      Accrued expenses                                                                210         3,410
                                                                               ----------    ----------
        NET CASH FROM OPERATING ACTIVITIES                                         43,366        43,879
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (7,606)       (5,480)
  Increase in other non-current assets                                            (11,100)           --
  Acquisition of business                                                          (2,820)       (8,168)
  Additional payment for patents and trademarks                                    (2,043)           --
  Acquisitions of intangibles, patents and trademarks                              (6,904)      (23,436)
                                                                               ----------    ----------
        NET CASH USED IN INVESTING ACTIVITIES                                     (30,473)      (37,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayment) from revolving line of credit and other debt             4,942       (16,685)
  Repayment of long-term debt                                                     (68,937)         (346)
  Proceeds from long-term debt                                                     75,000            --
  Costs associated with refinancing/increase in revolver                           (2,886)         (556)
  Common stock issued                                                                 158         1,267
  Purchase of treasury stock                                                      (16,284)           --
                                                                               ----------    ----------
        NET CASH USED IN FINANCING ACTIVITIES                                      (8,007)      (16,320)
                                                                               ----------    ----------
The effect of exchange rate changes on cash                                             4            49
                                                                               ----------    ----------
Net change in cash                                                                  4,890        (9,476)
Cash, beginning of period                                                           7,606        11,240
                                                                               ----------    ----------
Cash, end of period                                                            $   12,496    $    1,764
                                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                     $   18,940    $   13,885
  Income taxes                                                                 $   44,410    $   36,917

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property assets and molds of The Stiffel Company for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock. In the quarter ended December 30, 2000, the Company increased its investment in an unconsolidated affiliate approximately 10% by issuing 109,000 shares of Salton, Inc. common stock. In the quarter ended March 31, 2001, in accordance with the Stiffel purchase agreement, Salton paid $2,043 under the guarantee provision to make up for the shortfall between the $6,500 purchase price and the proceeds from the sale of the 200,000 shares. In addition, the Company determined it intends to pay George Foreman and his partners in cash for the stock price guarantee related to the 621,161 shares issued in lieu of the $22,750 payment obligation in the quarter ended September 30, 2000. As of March 31, 2001, this liability was $10,948.

                 See Notes to Consolidated Financial Statements

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

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

3.       EFFECT OF NEW ACCOUNTING STANDARDS AND STATEMENTS

         On July 2, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 138 which amends certain provisions of SFAS 133. SFAS 133, as amended by SFAS 138, did not impact the Company's consolidated results of operations, financial position or cash flows as the Company did not have any derivative instruments in place during the thirty-nine weeks ended March 31, 2001.

4.       EVENTS OF THE THIRTY-NINE WEEKS ENDED MARCH 31, 2001

         Share Repurchase Program

         In the quarter ended December 30, 2000, the Board of Directors authorized the purchase of up to $50 million of its common stock over an unspecified period of time. The amount of shares purchased will depend on various factors, including the price of the stock, market conditions and the availability of funds. Through March 31, 2001, the Company had purchased 853,500 shares of stock for $16.3 million.

         Coachmaster International Corporation

         The Company has a loan and security agreement with Coachmaster International Corporation ("CMI"), whereby the Company may lend CMI up to $15 million. CMI has granted the Company a security interest in all of CMI's assets to secure obligations owed by CMI to the Company. As of March 31, 2001, the Company has recorded a $10.4 million note receivable in other non-current assets under the agreement.

         Acquisitions

         During the thirty-nine weeks ended March 31, 2001, the Company acquired the following assets and businesses:

                  In the quarter ended December 30, 2000, the Company acquired the assets of ePods, Inc. at a public foreclosure sale and the right to use the Juiceman brand name on a royalty-free basis.

                  In the quarter ended September 30, 2000, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products; acquired the trademarks, other intellectual property, assets and molds of The Stiffel Company, a designer of lamps and related products and acquired the Relaxor brand business and inventory, including a line of personal massagers and other personal care items, from J.B. Research, Inc.

         The aggregate purchase price for the acquisitions was approximately $19.2 million cash plus the issuance of 200,000 shares of Salton common stock. The Sonex and Relaxor transactions also provide for certain payments based on the future performance of the respective businesses.

         George Foreman Trademark

         In the quarter ended September 30, 2000, the Company reached an agreement to satisfy $22.75 million of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton common stock to George Foreman and other venture participants. The Company determined, in the quarter ended March 31, 2001, that it intends to pay George Foreman and his partners in cash for the stock price guarantee related to the 621,161 shares. As of March 31, 2001, this liability was $10.9 million.

         Amended Credit Facility

         The Company amended and restated the Second Amended and Restated Credit Agreement with the Third Amended and Restated Credit Agreement ("Credit Agreement") during the quarter ended September 30, 2000. Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Firstar
Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Fleet National Bank, as documentation agent, and a syndicate of banks, provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points amortizing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization, maturing on January 7, 2004. The Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

5.       COMPREHENSIVE INCOME

         For the 13 weeks and the 39 weeks ended March 31, 2001 and March 25, 2000, components of other comprehensive income include foreign currency translation charges.

COMPREHENSIVE INCOME

                                       13 Weeks Ended           39 Weeks Ended
                                    ----------------------   ----------------------
(Dollars in Thousands)               3/31/01      3/25/00     3/31/01      3/25/00
                                    ---------    ---------   ---------    ---------
Net Income                          $   9,485    $  15,047   $  57,565    $  76,504
Other comprehensive income (loss)          (5)           1        (454)           1
                                    ---------    ---------   ---------    ---------
                                    $   9,480    $  15,048   $  57,111    $  76,505
                                    =========    =========   =========    =========

         Accumulated other comprehensive income (loss) is comprised of foreign currency translation charges of $(454) and $1 during the thirty-nine weeks ended March 31, 2001 and March 25, 2000.

6.       OPERATING SEGMENTS

         The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop, time and lighting products ("Salton at Home") and personal care/wellness products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East, and are distributed through similar distribution channels.

Product Information - Net Sales

                            13 Weeks Ended          39 Weeks Ended
                         ---------------------   ---------------------
(Dollars in Thousands)    3/31/01     3/25/00     3/31/01     3/25/00
                         ---------   ---------   ---------   ---------
Small appliances         $ 139,158   $ 156,636   $ 562,887   $ 584,626
Salton at Home              12,438      11,712      46,131      47,931
Personal care/wellness       1,962       3,752      13,983      28,650
                         ---------   ---------   ---------   ---------
Total                    $ 153,558   $ 172,100   $ 623,001   $ 661,207
                         =========   =========   =========   =========

7.       SUBSEQUENT EVENTS

         On April 23, 2001, the Company sold $150 million of 12 1/4% Senior Subordinated Notes due 2008. The net proceeds were used to repay outstanding debt under the revolving credit facility and for working capital and general corporate purposes, including possible acquisitions.

         In April 2001, the Company amended the Credit Agreement to: (1) permit the issuance of up to $250 million of additional subordinated debt, including the $150 million of 12 1/4% senior subordinated notes; (2) permit the potential acquisition of a European Union company; and (3) amend certain other covenants to take into account the potential acquisition.

         On May 2, 2001, the Company launched an all-cash tender offer to acquire all the outstanding common shares of Pifco Holdings PLC ("Pifco") in a transaction that values Pifco at approximately $75 million. Pifco is headquartered in the United Kingdom and produces and markets a broad range of branded personal care appliances, electrical hardware, cookware and battery operated products under the brand names of Pifco(R), Salton(R) and others. For the year ended April 30, 2000, Pifco had annual sales of approximately $67 million and net income of $5.9 million. The transaction is expected to close in the Company's fourth fiscal quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         Salton a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R) and Kenmore(R). Salton believes that it has the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. Salton also designs and markets tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R), Ingraham(R), Stiffel(R), Ultrasonex(TM) and Relaxor(R). Salton outsources most of its production to independent manufacturers, primarily in the Far East.

         Salton predominantly sell its products to mass merchandisers, department stores, specialty stores and mail order catalogs. Salton also sells certain of its products directly to consumers through infomercials and its Internet website. Salton markets and sells its products primarily in the United States through its own sales force and a network of independent commissioned sales representatives.

         Salton continued to experience the effects of soft retail market in the third fiscal quarter of 2001. Salton expects this current market to continue in the near term and accordingly believes that the fourth fiscal quarter of 2001 will be as challenging as has been the third fiscal quarter. Salton's customers have expressed guarded optimism for the fall selling season. Salton shares that optimism and believes that its strong product pipeline and international growth strategy will help accelerate the inevitable turnaround at the retail level.

         Sales of White-Westinghouse(R) products to K-Mart have been, and the Company expects them to continue to be, negatively impacted by a violation by a competitor of its non-compete agreement with Salton. Salton has filed a lawsuit against that competitor.

         On May 2, 2001, Salton announced it launched an all-cash tender offer to acquire all the outstanding common shares of Pifco Holdings PLC in a transaction that values Pifco at approximately $75 million. Pifco is headquartered in the United Kingdom and produces and markets a broad range of branded personal care appliances, electrical hardware, cookware and battery operated products under the brand names of Pifco(R), Salton(R) and others. For the year ended April 30, 2000, Pifco had annual sales of approximately $67 million and net income of $5.9 million. The transaction is expected to close in Salton's fourth fiscal quarter of 2001.

         In July 2000, Salton received a letter from the Food and Drug Administration warning that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. We believe that we are in compliance with such rules and regulations and we have been corresponding with the FDA in regards to this matter. Sales of the Rejuvenique(R) facial mask have been, and Salton expects will continue to be, adversely impacted because many of its retail customers have decided to stop selling the product pending the resolution of this matter.

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 25, 2000.

         Net Sales. Net sales in the quarter ended March 31, 2001 ("third quarter of fiscal 2001") were $153.6 million, a decrease of approximately $18.5 million or 10.8%, compared to net sales of $172.1 million in the quarter ended March 25, 2000 ("third quarter of fiscal 2000"). Increased sales of Melitta(R) and Toastmaster(R) and sales from new product lines, such as Welbilt(R), Aircore(R), Relaxor(R), Stiffel(R) and Sonex(R) were primarily offset by decreased sales of Rejuvenique(R) and White-Westinghouse(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 4% of net sales in the third quarter of fiscal 2001 compared to 10% of net sales in the third quarter of fiscal 2000.

         Gross Profit. Gross profit in the third quarter of fiscal 2001 was $57.2 million or 37.2% of net sales as compared to $67.8 million or 39.4% of net sales in the same period in fiscal 2000. Cost of goods sold during the third quarter of fiscal 2001 was relatively unchanged at 55.0% of net sales compared to 55.2% in the same period in fiscal 2000. Distribution expenses were $11.9 million or 7.8% of net sales in the third quarter of fiscal 2001 compared to $9.3 million or 5.4% of net sales in the same period in fiscal 2000. Gross profit in the third quarter of fiscal 2001, as a percentage of net sales, decreased primarily due to higher distribution costs when compared to the same period in fiscal 2000. Distribution expenses increased as a percentage of net sales due to increased sales to customers with prepaid freight terms, higher costs for prepaid freight resulting from fuel price surcharges and rate increases, as well as the costs associated with additional distribution facilities required to support the current sales and customer service levels of the Company.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, was relatively unchanged at 21.7% or $33.4 million in the third quarter of fiscal 2001 compared to 21.0% or $36.1 million for the same period in fiscal 2000. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.2% of net sales or $14.2 million in the third quarter of fiscal 2001 when compared to 11.9% of net sales or $20.5 million in the same period in fiscal 2000. The decrease in these expenses from the prior year is primarily related to reduced infomercial spending, as well as lower royalties resulting from decreased sales. The remaining selling, general and administrative costs increased to 12.5% of net sales or $19.2 million in the third quarter of fiscal 2001 compared to 9.1% of net sales or $15.6 million in the third quarter of fiscal 2000. The increase in these expenses is primarily from amortization expense related to the acquisition of various intangibles and trade names during the past year and additional administrative expenses required to support the activities of the Company.

         Operating Income. As a result of the foregoing, operating income decreased by $7.9 million or 24.9%, to $23.8 million in the third quarter of fiscal 2001 from $31.7 million in the same period in fiscal 2000. Operating income as a percentage of net sales decreased to 15.5% in the third quarter of fiscal 2001 from 18.4% in the same period of fiscal 2000.

         Net Interest Expense. Net interest expense was approximately $8.6 million for the third quarter of fiscal 2001 compared to $7.6 million in the third quarter of fiscal 2000. Interest expense includes approximately $.9 million in the third quarter of fiscal 2001 and $1.5 million in the same period of fiscal 2000 of imputed interest related to the note payable associated with the George Foreman name acquisition. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.6% in the third quarter of fiscal 2001 compared to 9.5% in fiscal 2000. The average amount of all debt outstanding was $340.6 million for the third quarter of fiscal 2001 compared to $300.3 million for the same period in fiscal 2000. This increase was used to finance the working capital needed to support the current level of business, support the businesses and trade names acquired in 2001 and purchase stock of the Company under the Company's share repurchase program.

         Income Tax Expense. Salton had tax expense of $5.7 million in the third quarter of fiscal 2001 as compared to tax expense of $9.0 million in fiscal 2000.

         Net income. Net income decreased 37.0% to $9.5 million in the third quarter of fiscal 2001, compared to $15.0 million in the third quarter of fiscal 2000.

         Earnings per Share. Basic earnings per common share were $.81 per share on weighted average common shares outstanding of 11,739,652 in the third quarter of fiscal 2001 compared to earnings of $1.33 per share on weighted average common shares outstanding of 11,310,811 in the same period in fiscal 2000. Diluted earnings per common share were $.60 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,829,642 in the third quarter of fiscal 2001 compared to earnings of $.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,783,321 in the same period in fiscal 2000. All share counts for the third quarter of fiscal 2001 reflect the issuance of shares related to the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company, as well as the repurchase of 853,500 shares of the Company's stock. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

THIRTY-NINE WEEKS ENDED MARCH 31, 2001 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 25, 2000.

         Net Sales. Net sales in the thirty-nine weeks ended March 31, 2001 ("first nine months of fiscal 2001") were $623.0 million, a decrease of approximately $38.2 million or 5.8%, compared to net sales of $661.2 million in the thirty-nine weeks ended March 25, 2000 ("first nine months of fiscal 2000"). Sales increases from the Melitta(R), Toastmaster(R) and Foreman(R) lines, as well as the new Welbilt(R), Aircore(R), Relaxor(R), Stiffel(R) and Sonex(R) brands were primarily offset by decreased sales of Rejuvenique(R), White-Westinghouse(R), Breadman(R), Juiceman(R) and Farberware(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 5% of net sales in the first nine months of fiscal 2001 compared to 8% of net sales in the first nine months of fiscal 2000.

         Gross Profit. Gross profit in the first nine months of fiscal 2001 was $234.3 million or 37.6% of net sales as compared to $262.7 million or 39.7% in the same period in fiscal 2000. Cost of goods sold during the first nine months of fiscal 2001 was relatively unchanged at 56.6% of net sales compared to 56.3% in the same period in fiscal 2000. Distribution expenses were $36.3 million or 5.8% of net sales in the first nine months of fiscal 2001 compared to $26.3 million or 4.0% of net sales in the same period in fiscal 2000. Gross profit in the first nine months of fiscal 2001 as a percentage of net sales decreased due to higher distribution costs when compared to the same period in fiscal 2000. Distribution expenses increased as a percentage of net sales due to increased sales to customers with prepaid freight terms, higher costs for prepaid freight resulting from fuel price surcharges and rate increases, as well as the costs associated with additional distribution facilities required to support the current sales and customer service levels of the Company.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 18.3% of net sales or $114.2 million in the first nine months of fiscal 2001 compared to 17.7% of net sales or $117.3 million for the same period in fiscal 2000. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.3% of net sales or $57.6 million in the first nine months of fiscal 2001 when compared to 10.5% of net sales or $69.6 million in the same period in fiscal 2000. The decrease in these expenses is primarily related to lower infomercial spending, as well as lower royalties resulting from decreased sales in the period. The remaining selling, general and administrative costs increased to 9.1% of net sales or $56.6 million in the first nine months of fiscal 2001 compared to 7.2% of net sales or $47.7 million in the first nine months of fiscal 2000. The increase in these expenses is from increased legal fees associated with various corporate matters, amortization expense related to the acquisition of various intangibles and trade names during the past year as well as the reduction of pension expense in the first nine months of fiscal 2000 due to the recognition of a curtailment gain from the freezing of the Toastmaster pension plan.

         Operating Income. As a result of the foregoing, operating income decreased by $25.2 million or 17.3%, to $120.2 million in the first nine months of fiscal 2001 from $145.4 million in the same period in fiscal 2000. Operating income as a percentage of net sales decreased to 19.3% in the first nine months of fiscal 2001 from 22.0% in the same period of fiscal 2000.

         Net Interest Expense. Net interest expense was approximately $28.1 million for the first nine months of fiscal 2001 compared to $22.4 million in the first nine months of fiscal 2000. Interest expense includes approximately $4.2 million in the first nine months of fiscal 2001 and $4.8 million in the same period of fiscal 2000 of imputed interest related to the note payable associated with the George Foreman name acquisition, which includes the early payment of the July 2001 note payment to George Foreman made using the Company's common stock in the first quarter of fiscal 2001. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.7% in the first nine months of fiscal 2001 compared to 9.5% in fiscal 2000. The average amount of all debt outstanding was $352.1 million for the first nine months of fiscal 2001 compared to $273.7 million for the same period in fiscal 2000. This increase was used to finance the working capital needed to support the current level of business, support the businesses and trade names acquired in 2001 and purchase stock of the Company under the Company's share repurchase program.

         Income Tax Expense. Salton had tax expense of $34.5 million in the first nine months of fiscal 2001 as compared to tax expense of $46.5 million in fiscal 2000.

         Net income. Net income decreased 24.7% to $57.6 million in the first nine months of fiscal 2001, compared to $76.5 million in the first nine months of fiscal 2000.

         Earnings per Share. Basic earnings per common share were $4.87 per share on weighted average common shares outstanding of 11,817,384 in the first nine months of fiscal 2001 compared to earnings of $6.84 per share on weighted average common shares outstanding of 11,176,805 in the same period in fiscal 2000. Diluted earnings per common share were $3.55 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,200,873 in the first nine months of fiscal 2001 compared to earnings of $4.93 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,524,447 in the same period in fiscal 2000. All share counts for the first nine months of fiscal 2001 reflect the issuance of shares and contingent shares issuable related to the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company, as well as the repurchase of 853,500 shares of the Company's stock. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2001, operating activities provided net cash of $43.3 million from operating activities and used cash of $30.5 million in investing activities. This resulted primarily from increased accounts receivables resulting from increased sales to customers with longer average sales terms, the extension of longer sales terms to certain customers and a reduction in sales to customers with shorter than average sales terms, investing in inventories for businesses and trade names acquired during fiscal 2001 and income tax payments. Additional uses of cash included advances to CMI under the loan and security agreement, the buyout of the Juiceman brand name, cash payments related to the acquisition of Sonex International Corporation and the Stiffel trade name, as well as increased investment in capital assets, primarily tooling. The Company used net cash in financing activities of $8.0 million to purchase $16.3 million of stock acquired under the share repurchase program offset by net debt proceeds. On September 26, 2000 the Company amended and restated the Second Amended and Restated Credit Agreement with the Third Amended and Restated Credit Agreement (the "Credit Agreement"). Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Credit Agreement provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a eurodollar rate plus an applicable margin of 225 basis points amortizing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. Proceeds from the Credit Agreement were used to repay existing amounts under the Second Amended Credit Agreement and fund ongoing operations of the Company.

         At March 31, 2001, Salton had debt outstanding of $143.3 million under the Credit Agreement and had the ability to borrow up to an additional $37.0 million under the revolving credit facility. Typically, given the seasonal nature of Salton's business, Salton's borrowings tend to be the highest in mid-fall and early winter.

         In the quarter ended March 31, 2001, the Company determined it would pay George Foreman and his partners in cash any amounts owing under the stock price guarantee related to the 621,161 shares. As of March 31, 2001, this liability was $10.9 million.

         On April 23, 2001, Salton sold $150 million of 12 1/4 % senior subordinated notes due 2008. These notes rank pari passu with the $125 million of 10 3/4 % senior subordinated notes due 2005 which Salton sold in 1999.

         In April 2001, Salton amended the Credit Agreement to: (1) permit the issuance of up to $250 million of additional subordinated debt, including the $150 million of 12 1/4 senior subordinated notes; (2) permit the potential acquisition of a European Union company; and (3) amend certain other covenants to take into account the potential acquisition.

         Salton's principal uses of liquidity are expected to satisfy debt service requirements, pay royalties and other fees under its license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. Salton expects that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under the Credit Agreement. Salton anticipates capital expenditures of approximately $13 million and $16 million for fiscal years 2001 and 2002. Salton has incurred approximately $7.6 million for capital expenditures during the thirty-nine weeks ended March 31, 2001.

         Salton's Credit Agreement and the indentures governing the Company's senior subordinated notes contain a number of significant covenants that, among other things, restrict the ability of Salton to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. These agreements do allow, under certain circumstances, for the Company to repurchase or redeem capital stock and/or pay dividends up to $50.0 million and make acquisitions for up to $40.0 million in cash. In addition, under the Credit Agreement, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

         Salton's ability to make scheduled principal and interest payments on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend upon its future performance, which is subject to general economic, financial, competitive and other factors that are beyond its control. Salton's ability to fund its operating activities is also dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which it extends credit to customers and its ability to collect under such terms and its ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Credit Agreement and funds anticipated to be available from the issuance of additional debt and/or equity securities, will be adequate to meet Salton's anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that Salton's business will continue to generate sufficient cash flow from operations in the future to service its debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, Salton may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sale of assets or additional financing could be obtained.

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

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Salton, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Salton's degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of Salton's products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; Salton's relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the availability and success of future acquisitions; international business activities; the risks relating to pending legal proceedings; the risks related to intellectual property rights; the risks relating to regulatory matters and other factors both referenced and not referenced in Salton's filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On January 23, 2001, the Company filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with the Company, attempted to conceal such breach, tortuously interfered with the Company's business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, the Company has terminated an agreement which requires it to pay Applica a fee based upon the Company's net sales less specified costs and expenses relating to the Company's supply agreement with K-Mart. The terms of the agreement between the Company and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court.

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

ENVIRONMENTAL

         Salton is participating in environmental remediation activities at four sites which it owns or operates. As of March 31, 2001, Salton has accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, Salton believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of Salton.

REGULATORY

         In July 2000, Salton received a letter from the Food and Drug Administration warning that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. We believe that we are in compliance with such rules and regulations and we have been corresponding with the FDA in regards to this matter. Sales of the Rejuvenique(R) facial mask have been, and Salton expects will continue to be, adversely impacted because many of its retail customers have decided to stop selling the product pending the resolution of this matter.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the thirty-nine weeks ended March 31, 2001, the Company issued an aggregate of approximately 821,161 shares of its common stock in connection with the payment on the note payable associated with the George Foreman name acquisition and the acquisition of the assets of the Stiffel Company. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Act of 1933, as amended. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. The Company has filed Registration Statements on Form S-3 covering the resale of such securities.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.5      Form of Note for Registrant's 12 1/4 % Senior Subordinated Notes

4.6 Indenture dated as of April 23, 2001 between the Registrant, the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, N.A., a trustee, relating to $150,000,000 in aggregate principal amount and maturity of 12 1/4 % Senior Subordinated Notes due 2008

10.34 First Amendment, dated as of April 13, 2001, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2000 among the Registrant, the several banks and financial institutions or entities parties thereto, Lehman Brothers Inc., as advisor, arranger and book runner, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet National Bank, N.A., as documentation agent.

12(A)    Computation of Ratio of Earnings to Fixed Charges


(b) Reports on Form 8-K

A current report on Form 8-K was filed on February 6, 2001 reporting, under Item 5 Other Events, the Company's announcement of its fiscal 2001 second quarter earnings results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                   SALTON, INC.

                                     /s/ JOHN E. THOMPSON
                                     John E. Thompson
                                     Chief Financial Officer and
                                     Senior Vice-President
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                                DESCRIPTION
       -------                               -----------
         4.5               Form of Note for Registrant's 12 1/4 % Senior
                           Subordinated Notes

         4.6               Indenture dated as of April 23, 2001 between the
                           Registrant, the Guarantors (as defined therein) and
                           Wells Fargo Bank Minnesota, N.A., a trustee, relating
                           to $150,000,000 in aggregate principal amount and
                           maturity of 12 1/4 % Senior Subordinated Notes due
                           2008

         10.34             First Amendment, dated as of April 13, 2001, to the
                           Third Amended and Restated Credit Agreement, dated as of September 26, 2000 among the Registrant, the several banks and financial institutions or entities parties thereto, Lehman Brothers Inc., as advisor, arranger and book runner, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet National Bank, N.A., as documentation agent.

         12(A)             Computation of Ratio of Earnings to Fixed Charges