Form 10-K
period 2001-06-30
SALTON INC
filed 2001-09-28
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2001 Or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ________ To ________

Commission File Number 0-19557
                                  SALTON, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

               DELAWARE                                    36-3777824
               --------                                    ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                 Identification Number)

            1955 W. FIELD CT.,
          LAKE FOREST, ILLINOIS                              60045
          ---------------------                              -----
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (847) 803-4600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

           Securities Registered Pursuant To Section 12(b) Of The Act:
                                      None

           Securities Registered Pursuant To Section 12(g) Of The Act:
                          Common Stock, $.01 Par Value
                                (Title Of Class)

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ----

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 25, 2001 was approximately $92,659,000 computed on the basis of the last reported sale price per share ($9.60) of such stock on the NYSE. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the Registrant's Common Stock outstanding as of September 17, 2001 was 11,081,680.

DOCUMENTS INCORPORATED BY REFERENCE:


       PART OF FORM 10-K                         DOCUMENT INCORPORATED BY REFERENCE
       -----------------                         ----------------------------------
Part III (Items 10, 11, 12 and             Portions of the Registrant's Definitive Proxy
13)                                        Statement to be used in connection with its
                                           2001 Annual Meeting of Stockholders.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         o    Our degree of leverage;

         o    Economic conditions and the retail environment;

         o The timely development, introduction and customer acceptance of our products;

         o    Competitive products and pricing;

         o Dependence on foreign suppliers and supply and manufacturing constraints;

         o Our relationship and contractual arrangements with key customers, suppliers and licensors;

         o    Cancellation or reduction of orders;

         o    International business activities;

         o    Availability and success of future acquisitions;

         o    The risks relating to legal proceedings;

         o    The risks relating to intellectual property matters;

         o    The risks relating to regulatory matters; and

         o    Other risks detailed from time to time in our Commission filings.

         All forward looking statements included in this annual report on Form 10-K are based on information available to us on the date of this annual report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this annual report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         As used in this annual report on Form 10-K, "we," "our," "us", "the Company", and "Salton" refer to Salton and our subsidiaries, unless the context otherwise requires.

GENERAL

         We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R), Welbilt(R), Aircore(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R), Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(R), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R). We believe that our strong market position results from our well-known brand names, the breadth, quality and innovation of our product offerings, our strong relationships with retailers and our focused outsourcing strategy.

         We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of retailers. Our product categories include:



           PRODUCT CATEGORY                                   SAMPLE PRODUCTS
           ----------------                                   ---------------
SMALL APPLIANCES
    Health Conscious..................    o   Thermal grills                          o    Rice cookers
                                          o   Juice extractors                        o    Vegetable steamers
                                          o   Juicers                                 o    Ice cream makers
                                          o   Smoothie makers                         o    Yogurt and soy milk makers

    Thermal and Cooking...............    o   Toasters                                o    Electric and gas outdoor
                                          o   Bread makers                                 grills
                                          o   Waffle makers                           o    Sandwich makers
                                          o   Griddles                                o    Irons
                                          o   Countertop ovens                        o    Deep fryers
                                          o   Buffet ranges/hotplates                 o    Electric pressure cookers
                                                                                      o    Electric woks

    Coffee and Tea....................    o   Drip coffee makers and percolators      o    Iced tea and iced coffee
                                          o   Espresso and cappuccino makers               makers
                                          o   Tea kettles                             o    Latte makers
                                                                                      o    Coffee grinders

    Food Preparation and Serving......    o   Electric knives                         o    Blenders
                                          o   Crepe makers                            o    Choppers
                                          o   Mixers                                  o    Pizza makers
                                          o   Can openers                             o    Warming trays
SALTON AT HOME
    Tabletop Products.................    o   Crystal products                        o    Ceramic products
                                          o   Fine china and basic dinnerware         o    Flatware

    Time Products.....................    o   Electric and analog alarm clocks        o    LED digital clocks
                                          o   Electric and quartz wall clocks         o    Household timers

    Lighting Products.................    o   Table lamps                             o    Floor lamps
                                          o   Wall sconces                            o    Function lighting

PERSONAL CARE AND WELLNESS PRODUCTS...    o   Massagers                               o    Curling irons and brushes
                                          o   Indoor calming pools                    o    Make-up mirrors
                                          o   Ultrasonic toothbrushes                 o    Manicure systems
                                          o   Aroma therapy products                  o    Shower radios
                                          o   Hair dryers                             o    Magnetic therapy products

         We currently market and sell our products primarily in North America through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier domestic retailers, including Wal-Mart, Kmart, Sears, Target Corporation, Federated Department Stores, QVC, May Company Department Stores, J.C. Penney Company, Lowe's, Linens 'n Things, Bed Bath & Beyond and Kohl's Department Stores. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as "infomercials" and through our Internet website.

         We outsource most of our production to more than 25 independent manufacturers, located primarily in the Far East, and we believe that we are the largest purchaser of electric small appliances from unaffiliated parties in the Far East. We employ both internal and independent inspection agents to ensure that products meet our rigorous quality standards.

THE INDUSTRY

         Based on data compiled from the National Housewares Manufacturers Association, the small household appliance industry in which we compete was approximately a $14 billion retail business in the United States in 1999. Historically, this industry has been characterized as mature, fragmented and highly competitive. However, it has been consolidating recently in response to the merger activity and changes within the retail industry. We expect that retailers will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can offer a broad array of innovative, differentiated and quality products and comprehensive levels of customer service. We believe that with our broad array of innovative and quality product offerings, high level of customer service and strong brand name recognition, we are well positioned to benefit from this environment.

COMPETITIVE STRENGTHS

         We believe that the following competitive strengths contribute to our position as a leading domestic designer and marketer in the small household appliance industry and serve as a foundation for our business strategy:

         MARKET LEADERSHIP. We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We believe that our leading market share in these product lines provides us with a competitive advantage in terms of demand from major retailers and enhanced brand awareness. Through internal and joint product development and acquisitions of businesses and product lines, we have enhanced our position as a leading supplier in the U.S. housewares industry.

         STRONG BRAND NAMES. We have built a portfolio of strong brand names which we use to gain retail shelf space and introduce new products. The Salton(R) brand name has been in continuous use since 1947, the Ingraham brand name since 1831 and the Toastmaster brand name since 1926. These names are widely recognized in the housewares industry. In addition, we have licensed the right to use the White-Westinghouse(R) brand name for certain small household electrical appliances, such as toasters, coffee makers, espresso/cappuccino makers and bread makers, and distribute certain products under the Farberware(R) brand name. We believe that White-Westinghouse(R) and Farberware(R) are time-honored traditions throughout the world for certain home appliances and benefit from strong consumer recognition. We also market products under other owned and licensed brand names, such as George Foreman(TM), Melitta(R), Timex(R), Calvin Klein(R), Stiffel(R), Relaxor(R), Ultrasonex(TM), Aircore(R), Russell Hobbs(R), Carmen(R), Hi-Tech(R), Tower(R), Haden(R), Mountain Breeze(R), Pifco(R), Westclox(R), Big Ben(R) and Spartus(R), and under private-label brand names such as Kenmore(R) (Sears), Cook's Essentials(R) (QVC) and Magic Chef(R) (Wal-Mart).

         INNOVATION IN PRODUCT DESIGN AND PACKAGING. We have a reputation among retailers and consumers for innovative product design and packaging. We design our products in many contemporary styles and with a wide variety of functional and aesthetic features. We work closely with both retailers and suppliers to identify consumer needs and preferences and to develop new products to satisfy consumer demand. Our product innovations have included the first triple function (espresso, cappuccino and latte) coffee maker in the United States, George Foreman(TM) Grills, Toastmaster(R) ovens with removable liners and the Wet Tunes(R) shower radios. During fiscal 2001, we introduced 1,973 new stock keeping units, or SKUs, excluding 1,622 acquired in the Pifco transaction (See Pifco transaction in the Business Strategy section). Several of our products, including the Breadman(R) Plus, the Breadman(R) Ultimate, the Salton(R) Pro Steam iron and the George Foreman(TM) Lean Mean Fat Reducing Grilling machine, have been selected by various consumer organizations and magazines as top rated or best buys.

         We also package our products to increase their appeal to consumers and to stand out among other brands on retailers' shelves. We believe that the distinctive packaging, designed to answer customers' questions concerning our products, has resulted in increased retail shelf space and greater sales.

         BROAD RANGE OF PRODUCTS. We currently sell over 8,848 SKUs, including 1,622 SKUs acquired in the Pifco transaction, across multiple housewares categories using our portfolio of more than 60 owned and licensed brand names. Our products meet the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Our diverse product offerings enable us to help retailers differentiate themselves because we can offer them exclusive rights for designated periods of time to sell certain of our products. We believe that as the retail industry continues to consolidate, our ability to serve retailers with an extensive array of product lines under a portfolio of strong brand names will continue to become increasingly important for maintaining shelf space and for introducing new products into the retail market. For example, we have recently added to our product offerings the Ultrasonex(TM) line of electrically operated toothbrushes and related products and the Toastmaster(R) UltraVection(TM) countertop oven.

         ESTABLISHED RELATIONSHIPS WITH DIVERSE CUSTOMER BASE. We have been able to establish strong relationships with our retail customers based on our frequent product innovation, high level of customer service, breadth of product offerings, reputation for quality products and established brand names. In addition, we have been able to secure long-term supply agreements with customers such as Kmart and Zellers. We have also expanded our distribution of private-label products with certain major retailers under brand names such as Kenmore(R) (Sears), Cook's Essentials(R) (QVC) and Magic Chef(R) (Wal-Mart). The broad distribution of products through the mass merchant, department store and specialty retailer channels, together with sales made through infomercials and the Internet, provides us with access to a diversified group of customers and multiple channels of distribution.

         Our geographically diverse customer base covers a wide cross-section of retail and distribution channels. For fiscal 2001, no one customer accounted for more than 12% of our net sales, with our top five customers accounting for approximately 47% of our net sales.

         FOCUSED OUTSOURCING STRATEGY. Our strong relationships with our suppliers provide us with a low-cost, comparable quality alternative to domestic manufacturing. We believe that we are the largest purchaser of small electric appliances from unaffiliated parties in the Far East. We source products from more than 25 different suppliers and believe that we are the largest customer of many of our suppliers. We work closely with our suppliers to develop new products and improvements to existing products to satisfy changing consumer preferences. Our outsourcing strategy provides us with low-cost manufacturing capabilities and allows us to bring new products to the market quickly and respond rapidly to changes in consumer tastes and preferences.

         EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our management team has a wide range of experience in the development and marketing of housewares. This management team, consisting of Leonhard Dreimann, Chief Executive Officer, David C. Sabin, Chairman, William B. Rue, President and Chief Operating Officer, and John E. Thompson, Senior Vice President and Chief Financial Officer, has an average of more than 20 years of industry experience. Since our inception, management has successfully integrated over 12 acquisitions of companies and/or product lines.

BUSINESS STRATEGY

         Our primary business objective is to increase net sales, profitability and cash flow by continuing to execute the following key elements of our business strategy:

         INTRODUCE NEW PRODUCTS AND PRODUCT LINE EXTENSIONS. We plan to manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product managers strive to develop and acquire new products and product line extensions which offer added value to consumers through enhanced functionality and improved aesthetics. During fiscal 2001, excluding SKUs added by the Pifco transaction, we introduced 389 new SKUs in the small appliance category, 1,434 new SKUs in the Salton At Home products category and 150 new SKUs in the personal care and wellness products category. In addition, as a result of the Pifco transaction, we introduced 1,024 new SKUs in the small appliance category, 200 new SKUs in the Salton At Home products category and 398 in the personal care and wellness products category. For example, we recently introduced:

         o George Foreman(TM) Portable Outdoor Gas Grills for tailgates, picnic and camping use;

         o George Foreman(TM) Indoor Grills with dual cooking sections for preparing multiple items at the same time;

         o the George Foreman(TM) translucent colored indoor grills, which we advertised with a thirty-second commercial during Super Bowl XXXV on January 28, 2001;

         o Three sizes of George Foreman(TM) Rotisserie Ovens, which cook up to a 16-pound turkey and have six temperature settings and a countdown timer;

         o Toastmaster(R) oil free deep fryers, which dry fry, roast and air bake snack foods;

         o Toastmaster(R) UltraVection(TM) ovens, which combine convection, conductive and radiant heat to cook faster than conventional ovens; and

         o the Ultrasonex(TM) line of electrically operated toothbrushes, which use ultra high frequency sonic waves for cleaning.

         INCREASE SALES TO NEW AND EXISTING CUSTOMERS. We believe that retail merchants will continue to consolidate their vendor bases and focus on a smaller number of suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide comprehensive product and marketing support. We believe that we can increase sales to our existing customers by continuing to introduce new products and new product categories. While we currently sell to a diversified base of premier retail customers, we believe that we can penetrate additional channels of distribution such as grocery stores and e-commerce outlets.

         PURSUE LICENSING AGREEMENTS AND STRATEGIC ALLIANCES. We have entered into licensing agreements and strategic alliances in order to further differentiate our products and to accelerate our growth. For example, we supply products to Kmart, Sears and Wal-Mart, which they sell under the White-Westinghouse(R), Kenmore(R) and Magic Chef(R) brand names, respectively. We also have a joint marketing alliance with Kellogg USA. As part of this alliance, we have both agreed to launch print and broadcast advertising, joint trade and on-line consumer promotions and couponing and to collaborate with Kellogg on creating Pop-Tarts(R) and Eggo(R) branded toasters. In addition, we have licensing rights to market certain products under the Farberware(R), Melitta(R), Sasaki(R), Timex(R), Indiglo(R), Marilyn Monroe(R), LooneyTunes(R) and Calvin Klein(R) brands. We also recently entered into a worldwide exclusive licensing agreement to market and distribute the UltraVection(TM) oven and the "spin fryer" home appliance and became the exclusive distributor in North America of Welbilt(R) small kitchen appliances.

         CONTINUE DEVELOPING ALTERNATIVE DISTRIBUTION CHANNELS. We expect to continue selling products through infomercials and our Internet website. These alternative distribution channels increase our product sales and provide us with direct contact with consumers, assist us in creating and building brand and product awareness and stimulate traditional retail channel demand. We currently use these alternative channels to sell certain of our products, primarily George Foreman(TM) Grills, Juiceman(R) and Juicelady(R) fresh juice machines and the Rejuvenique(R) facial toning system, as well as Aircore(R) (walk-away cookware), electric woks, pizza makers, George Foreman(TM) Rotisserie Ovens, Ultrasonex(TM) line of electrically operated toothbrushes and related products, the Toastmaster(R) UltraVection(TM) oven and George Foreman(TM) Outdoor Grills. We plan on developing additional new products which will also be sold on infomercials.

         PURSUE STRATEGIC ACQUISITIONS. We anticipate that the fragmented small household appliance industry will provide significant growth opportunities through strategic acquisitions. We will focus our acquisition strategy on businesses or brands which (1) offer expansion into related or existing categories, (2) can be marketed through our existing distribution channels or
(3) provide a platform for growth into new distribution channels including expanding our international sales of products. Our recent acquisitions include:

         o the Westclox(R), Big Ben(R) and Spartus(R) trademarks, molds, intellectual property, rights and patents related to these brands;

         o Pifco Holdings PLC, a United Kingdom producer and marketer of a broad range of branded personal care appliances, electrical hardware, cookware and battery operated products;

         o    the Aircore(R) cookware brand and certain inventory;

         o the Relaxor(R) brand and certain inventory, including personal massagers and other personal care and wellness items;

         o certain assets and intellectual property of The Stiffel Company, a designer of lamps and related products; and

         o Sonex International Corporation, a designer and distributor of electric toothbrushes which employ ultra high frequency sonic waves for cleaning.

         EXPAND INTERNATIONAL PRESENCE. We intend to expand our international sales by developing international distribution channels for certain of our products and by pursuing acquisitions of complementary businesses. In June 2001, we acquired Pifco Holdings PLC, a United Kingdom producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products. We believe that Pifco's strong product lines and European distribution channels will enable us to expand our international distribution channels and cross-market our products in Europe. In March 1999 we entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse(R) brand name. We also recently began marketing George Foreman(TM) Grills through QVC Germany and the Rejuvenique(R) facial mask and cosmetics through QVC Marco Polo Housewares in the United Kingdom. In addition, we recently increased our ownership of Amalgamated Appliance Holdings Limited, a public company located in South Africa which manufactures and distributes appliances and electrical accessories, to approximately 31% of its outstanding equity. We have begun marketing certain of our products in South Africa through Amalgamated Appliance Holdings Limited.

PRODUCTS

         Our portfolio of strong brand names enables us to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Our products include full-featured and upscale models or designs as well as those which are marketed to budget conscious consumers. Our product categories include:



           PRODUCT CATEGORY                                      SAMPLE PRODUCTS
           ----------------                                      ---------------
SMALL APPLIANCES
    Health Conscious..................    o   Thermal grills                          o    Rice cookers
                                          o   Juice extractors                        o    Vegetable steamers
                                          o   Juicers                                 o    Ice cream makers
                                          o   Smoothie makers                         o    Yogurt and soy milk makers

    Thermal and Cooking...............    o   Toasters                                o    Electric and gas outdoor
                                          o   Bread makers                                 grills
                                          o   Waffle makers                           o    Sandwich makers
                                          o   Griddles                                o    Irons
                                          o   Countertop ovens                        o    Deep fryers
                                          o   Buffet ranges/hotplates                 o    Electric pressure cookers
                                                                                      o    Electric woks

    Coffee and Tea....................    o   Drip coffee makers and percolators      o    Iced tea and iced coffee
                                          o   Espresso and cappuccino makers               makers
                                          o   Tea kettles                             o    Latte makers
                                                                                      o    Coffee grinders

    Food Preparation and Serving......    o   Electric knives                         o    Blenders
                                          o   Crepe makers                            o    Choppers
                                          o   Mixers                                  o    Pizza makers
                                          o   Can openers                             o    Warming trays
SALTON AT HOME
    Tabletop Products.................    o   Crystal products                        o    Ceramic products
                                          o   Fine china and basic dinnerware         o    Flatware

    Time Products.....................    o   Electric and analog alarm clocks        o    LED digital clocks
                                          o   Electric and quartz wall clocks         o    Household timers

    Lighting Products.................    o   Table lamps                             o    Floor lamps
                                          o   Wall sconces                            o    Function lighting


PERSONAL CARE AND WELLNESS PRODUCTS...    o   Massagers                               o    Curling irons and brushes
                                          o   Indoor calming pools                    o    Make-up mirrors
                                          o   Ultrasonic toothbrushes                 o    Manicure systems
                                          o   Aroma therapy products                  o    Shower radios
                                          o   Hair dryers                             o    Magnetic therapy products


         The following table sets forth the approximate amounts and percentages of our net sales by product category during the periods shown.


                                                                             FISCAL YEARS ENDED
                                                                          ------------------------
                                                JUNE 30, 2001(2)                JULY 1, 2000               JUNE 26, 1999(1)
                                            -------------------------     ------------------------     ------------------------
                                            NET SALES      % OF TOTAL     NET SALES     % OF TOTAL     NET SALES     % OF TOTAL
                                            ---------      ----------     ---------      ---------     ---------     ----------
Small Appliances                             $714,125         90.2%       $742,774         88.7%       $459,621         90.8%
Salton At Home                                 59,793          7.5%         60,709          7.3%         34,875          6.9%
Personal Care and Wellness Products            18,196          2.3%         33,819          4.0%         11,620          2.3%
                                             --------        -----        --------        -----        --------        -----
                                             $792,114        100.0%       $837,302        100.0%       $506,116        100.0%
                                             ========        =====        ========        =====        ========        =====

----------

(1) Includes the sales of Toastmaster from its acquisition date of January 7, 1999.

(2)  Includes the sales of Pifco from June 1, 2001 through June 30, 2001.

SMALL APPLIANCES

         We design and market an extensive line of small appliances under the Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R) Welbilt(R), Aircore(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R) brand names. At the end of fiscal 2001, we marketed approximately 2,673 SKUs under our brand names in this category, including 1,024 acquired in the Pifco transaction. Growth within this product category has historically been driven primarily by the introduction of new or enhanced products and the development of the George Foreman(TM), White-Westinghouse(R), Farberware(R) and other product lines. For example, our line of George Foreman(TM) products, which began as a single grill in 1995, included 160 SKUs as of June 30, 2001.

         Our small appliances product category includes:

         o products for health conscious consumers, including thermal grills, juice extractors, juicers, smoothie makers, rice cookers, vegetable steamers, ice cream makers and yogurt and soy milk makers;

         o thermal and cooking products, including toasters, bread makers, waffle makers, griddles, countertop ovens, buffet ranges/hotplates, sandwich makers, irons, deep fryers, electric and gas outdoor grills, electric pressure cookers and electric woks;

         o coffee and tea related products, including combination coffee makers, espresso/cappuccino/drip coffee makers, coffee percolators, tea kettles, iced tea/iced coffee makers, latte makers, coffee grinders, and a broad range of coffee related accessories; and

         o food preparation and serving products, including electric knives, crepe makers, mixers, can openers, blenders, choppers, pizza makers and warming trays.

         We enhanced our small appliance offerings in January 1999 by acquiring Toastmaster Inc. Toastmaster markets and distributes a wide array of small appliances under the Toastmaster(R) brand name.

         We further enhanced our small appliance offerings in June 2001 by acquiring Pifco Holdings, PLC. In addition to small appliance offerings, Pifco also markets products under the Salton At Home and Personal Care and Wellness categories.

SALTON AT HOME

         We design and market an extensive line of tabletop products, time products and lighting products. At the end of fiscal 2001, we marketed approximately 5,488 SKUs under our brand names in this category, including 200 acquired in the Pifco transaction. Tabletop products include crystal products offered under the Block(R), Atlantis(R), Sasaki(R) and Jonal(R) brand names, fine china and basic dinnerware in various designs and patterns under the Block(R), Calvin Klein(R), Sasaki(R) and Hi-Tech(R) brand names, and ceramic products under the Block(R) brand name.

         We began offering tabletop products in fiscal 1997. We enhanced our tabletop product offerings on April 5, 1999 by acquiring certain assets of Sasaki, Inc., a designer of high-quality tabletop products and accessories for the home. The Sasaki(R) product lines which we acquired include dinnerware, barware, flatware and crystal giftware designed by well-known tabletop and domestic designers.

         In the fourth quarter of fiscal 2000, we entered into an exclusive licensing agreement for the manufacture and distribution of tabletop and giftware items under the Calvin Klein(R) tabletop label.

         Our time products are comprised of electric and analog alarm clocks, electric and quartz wall clocks with plastic, wood and/or metal cases, imported key-wound clocks and L.E.D. digital clocks. We market our time products under the Ingraham(R), Farberware(R), Salton(R) Time, Timex(R), Timex(R) Indiglo, Westclox(R), Big Ben(R) and Spartus(R) brand names. We also market household (electromechanical and electronic) timers, which are used for, among other purposes, switching electric lights and other appliances on and off at pre-determined times.

         We recently began offering table lamps, wall sconces, floor lamps and function lighting after our acquisition of the trademarks, other intellectual property assets and molds of The Stiffel Company, a designer of lamps and related products. We offer our lighting products under the Decor by Stiffel(TM), Expressions by Stiffel(TM) and Stiffel(R) brand names.

PERSONAL CARE AND WELLNESS PRODUCTS

         We design and market a broad range of personal care and wellness products under brand names such as Wet Tunes(R), Salton(R), White-Westinghouse(R), Rejuvenique(R), Ultrasonex(TM), Relaxor(R) and Carmen(R). At the end of fiscal 2001, we marketed approximately 687 SKUs in the personal care and wellness products category, including 398 acquired in the Pifco transaction.

         Our personal and beauty care appliances marketed under the Salton(R) brand name include hair dryers, curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. Our Wet Tunes(R) series of shower radios are sold under the Salton(R) brand name and feature AM/FM radio with waterproof mylar speakers and wall mount brackets. Our personal and beauty care appliances also include the Rejuvenique(R) system, which we began marketing through infomercials in early 1999.

         We enhanced our personal and beauty care appliances offerings on July 19, 2000 through our acquisition of Sonex International Corporation, a designer and distributor of electrically operated toothbrushes which employ ultra high frequency sonic waves for cleaning, flossers and related products.

         On September 21, 2000, we further enhanced this product category through our acquisition of the Relaxor(R) business and certain inventory, including personal massagers, aromatherapy products, indoor calming pools, magnetic therapy products and other personal care items, from JB Research, Inc.

         We also have a "gifts" program designed for department stores. Under this program, we provide department stores with practical, special occasion and small gift products. Our gifts programs include the mini tool, calcutape, travel smoke alarm, emergency auto flasher, deluxe art and the 7-piece gardening kits.

NEW PRODUCT DEVELOPMENT

         We believe that the enhancement and extension of our existing products and the development of new products are necessary for our continued success and growth. We design the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing. We work closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy industry requirements and changing consumer preferences.

         During fiscal 2001, excluding SKUs added by the Pifco transaction, we introduced 389 new SKUs in the small appliance category, 1,434 new SKUs in the Salton At Home products category and 150 new SKUs in the personal care and wellness products category. In addition, as a result of the Pifco transaction, we introduced 1,024 new SKUs in the small appliance category, 200 new SKUs in the Salton At Home products category and 398 in the personal care and wellness products category.

MARKETING AND DISTRIBUTION

         We currently market and sell our products primarily in North America through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier domestic retailers, including Wal-Mart, Kmart, Sears, Target Corporation, Federated Department Stores, QVC, May Company Department Stores, J.C. Penney Company, Lowe's, Linens 'n Things, Bed Bath & Beyond and Kohl's Department Stores.

         In addition to directing our marketing efforts toward retailers, we sell certain of our products, primarily George Foreman(TM) Grills, Juiceman(R) and Juicelady(R) fresh juice machines and the Rejuvenique(R) facial toning system, as well as Aircore(R) (walk-away cookware), electric woks, pizza makers, George Foreman(TM) Rotisserie Ovens, Ultrasonex line of electrically operated toothbrushes and related products, the Toastmaster(R) UltraVection(TM) oven and George Foreman(TM) Outdoor Grills, directly to consumers through infomercials and our Internet website. We provide promotional support for our products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

         We rely on our management's ability to determine the existence and extent of available markets for our products. Our management has an extensive marketing and sales background and devotes a significant portion of its time to marketing-related activities. We market our products primarily through our own sales force and independent sales representatives. Our representatives are located throughout the United States and Canada and are paid a commission based upon sales in their respective territories. Our sales representative agreements are generally terminable by either party upon 30 days' notice.

         We direct our marketing efforts toward retailers and believe that obtaining favorable product placement at the retail level is an important factor in our business, especially when introducing new products. In an effort to provide our retail customers with the highest level of customer service, we have an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically. Our management also uses this system to monitor point-of-sale information at certain accounts. We also maintain an Internet site which enables our retail customers to access on-line shipment information.

         We emphasize the design and packaging of our products to increase their appeal to consumers and to stand out among other brands on retailers' shelves. We believe that distinctive packaging, designed to answer consumers' questions concerning our products, has resulted in increased shelf space and greater sales. We also have a consumer relations department with over 50 persons to answer consumer questions about our products.

         Our total net sales to our five largest customers during fiscal 2001 were approximately 47% of net sales, with Wal-Mart representing approximately 12% of our net sales and Kmart representing approximately 11% of our net sales. Our total net sales to our five largest customers during fiscal 2000 were approximately 46% of net sales, with Wal-Mart representing approximately 13% of our net sales and Kmart representing approximately 12% of our net sales.

          In 1997, we entered into a seven-year supply agreement with Kmart for Kmart to purchase, distribute, market and sell a broad range of small appliances under the White-Westinghouse(R) brand name. Kmart is the exclusive United States mass merchant to market these White-Westinghouse(R) products. The supply agreement provides Kmart sole distribution rights to the White-Westinghouse(R) brand name for the mass merchandiser market, but allows distribution through other retail channels under certain conditions. Sales to Kmart approximated 11% and 12% of our total net sales for fiscal years 2001 and 2000, respectively.

         The supply agreement with Kmart provides for minimum purchases by Kmart, which increase through the term of the supply agreement, and for the payment of penalties for shortfalls. If the aggregate United States retail sales in the consumer electronics industry for any specified category decrease by more than 10% in any year from that sold in the prior year, Kmart has the right to reduce the minimum purchase requirements for that category to an amount not less than 80% of the minimum for that period. We have paid Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) a fee based upon our net sales less specified costs and expenses relating to the Kmart supply agreement in consideration of Applica's guarantee of our obligations under the supply agreement. See "Item 3--Legal Proceedings".

         In 1999, we entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse(R) brand name. We also have expanded our distribution of private-label products with certain major retailers under brand names such as Kenmore(R) (Sears), Cook's Essentials(R)
(QVC) and Magic Chef(R) (Wal-Mart).

SOURCES OF SUPPLY

         Most of our products are manufactured to our specifications by over 25 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Many of these suppliers are ISO 9000 certified. We believe that we maintain good business relationships with our overseas manufacturers.

         We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe that we are not currently dependent on any single manufacturer for any of our products. However, one supplier located in China, accounted for approximately 35.2% of our product purchases during fiscal 2001. During fiscal 2000, one supplier also located in China, which acted as our purchasing agent from several other suppliers, accounted for approximately 38.0% of our product purchases. We believe that the loss of any one manufacturer would not have a long term material adverse effect on our business because other manufacturers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely effect our business until alternative supply arrangements are secured.

         Our purchase orders are generally made in United States dollars in order to maintain continuity in our pricing structure and to limit exposure to currency fluctuations. Our policy is to maintain an inventory base to service the seasonal demands of our customers. In certain instances, we place firm commitments for products from six to twelve months in advance of receipt of firm orders from customers.

         Quality assurance is particularly important to us and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department. We employ both internal and independent agents to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

         Salton Hong Kong, Ltd. (Salton Hong Kong), our wholly-owned subsidiary, has been granted status in Hong Kong and the People's Republic of China as a manufacturing company. Salton Hong Kong has developed a key relationship with one of its suppliers whereby the supplier produces certain products for us using materials purchased by Salton Hong Kong and certain assets provided by Salton Hong Kong. The purpose of this relationship is to secure for us a long term supply relationship at favorable pricing.

COMPETITION

         Our industry is mature and highly fragmented. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing support and distribution approaches.

         In the sale of small appliances, we compete with, among others, Applica, Inc., Braun, Hamilton Beach, Holmes/Rival, Krups, National Presto, Rowenta and Sunbeam. In the sale of Salton At Home products, we compete with, among others, Baccarat Crystal, Lenox, Mikasa, Miller Rogaska, Villeroy Boch, Waterford Crystal, Wedgewood, Westwood Lighting, Robert Abbey, Advance Corp. and M.Z. Berger. In the sale of personal care and wellness products, we compete with, among others, Andis, Applica, Clairol, Inc. (a wholly-owned subsidiary of Bristol-Myers Squibb Company), Conair Corporation, Helen of Troy and Sunbeam. We believe that our success is dependent on our ability to offer a broad range of existing products and to continually introduce new products and enhancements of existing products which have substantial consumer appeal based upon price, design, performance and features. We also believe that our brand names are important to our ability to compete effectively and give us the capability to provide consumers with appealing, well priced products to meet competition.

EMPLOYEES

         As of June 30, 2001, we employed approximately 1,326 persons, including over 500 employees from our acquisition of Pifco. Approximately 80 employees, who work at our Kenilworth, New Jersey facility and approximately 80 employees at our recently acquired Pifco Holdings, PLC, Wolverhampton, England facility, were covered by collective bargaining agreements. The Kenilworth, New Jersey agreement expires on February 28, 2002 and the Wolverhampton, England agreement is ongoing and has no expiration date. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATION

         We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance has not had an adverse effect on our business. Most of our products are listed by Underwriters Laboratory, Inc.

         In July 2000, we received a letter from the Food and Drug Administration warning that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. On August 8, 2001, the FDA granted us clearance to market our Rejuvenique(R) facial toning system directly to consumers.

BACKLOG

         Our backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 30, 2001, we had a backlog of approximately $346.8 million, including approximately $4.6 million from our Pifco acquisition, compared to approximately $426.4 million as of July 1, 2000. We do not believe that backlog is necessarily indicative of our future results of operations or prospects.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

         We hold numerous patents and trademarks registered in the United States and foreign countries for various products and processes. We have registered certain of our trademarks with the United States Patent and Trademark Office. We consider these trademarks to be of considerable value and of material importance to our business.

         During 1996, we entered into license agreements with White Consolidated Industries, Inc. for use of the White-Westinghouse(R) trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant us the exclusive right and license to use the White-Westinghouse(R) trademark in the United States and Canada in exchange for certain license fees and royalties. The license agreements also contain minimum sales requirements which, if not satisfied, may result in the termination of the agreements. Each of these license agreements is also terminable on or after the fifth anniversary of the agreement upon one-year's notice or upon a breach by us.

         In the second quarter of fiscal 1997, we obtained the exclusive, worldwide right to distribute Farberware(R) small electric appliances. Farberware(R) is a time-honored trade name in the cookware and small electric appliance industry.

         We entered into a license agreement with Aesthetics, Inc. in the third quarter of fiscal 1999. The license covers the manufacturing, marketing and distributing of the Rejuvenique(R) facial product lines.

         In the fourth quarter of fiscal 1999, we obtained the exclusive right to manufacture, market and distribute throughout the United States small electrical coffee preparation products, including drip coffee makers, percolators, espresso machines, coffee grinders, and coffee mills, under the Melitta(R) brand name.

         On November 9, 1999, we entered into an exclusive worldwide licensing agreement with UltraVection International to market ovens using
UltraVection(TM)'s patented technology.

         On December 9, 1999, we acquired from George Foreman and other venture participants the right to use in perpetuity and worldwide the name George Foreman, including pictures and the likeness of George Foreman, in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. This transaction terminated as of July 1, 1999 our obligation to pay royalties based on the sale of George Foreman products. The aggregate purchase price was $113.75 million in cash, payable in five annual installments of $22.75 million commencing on the closing date, and 779,191 shares of our common stock.

         On September 7, 2000, we entered into agreements with George Foreman and other venture participants pursuant to which we satisfied $22.75 million of payment obligations we incurred in connection with our acquisition of the "George Foreman" name by issuing 621,161 shares of our common stock to George Foreman and other venture participants. Under the terms of the transaction we guaranteed under certain circumstances the value of these 621,161 shares. We registered for resale the shares of common stock issued in connection with the transaction.

         On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated our guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, we now have only two installments remaining under the note as well as our outstanding guarantee obligation to the other venture participants.

         In the fourth quarter of fiscal 2000, we entered into an exclusive licensing agreement for the manufacture and distribution of tabletop and giftware items under the Calvin Klein(R) Tabletop label.

         On July 20, 2000, we entered into a joint marketing alliance with Kellogg USA. We have both agreed as part of this alliance to launch print and broadcast advertising, joint trade and on-line consumer promotions and couponing and to collaborate with Kellogg on creating Pop-Tarts(R) and Eggo(R) branded toasters.

         On September 8, 2000, we entered into a worldwide exclusive licensing agreement to market and distribute the "spin fryer" home appliance.

         On January 12, 2001, Appliance Co. of America LLC appointed us as its exclusive distributor in North America of Welbilt(R) small kitchen electric appliances. In connection with the distribution agreement, we agreed to offer China Resources Electrical Appliance (Zuhai Co.) Ltd., one of our suppliers located in the Far East and the parent company of Appliance Co. of America LLC, orders to manufacture an aggregate of at least $200 million of small kitchen electric appliances by the end of 2006 (with minimum offered orders of $25 million per year). If we offer China Resources an order but fail to reach an agreement on delivery, payment and other terms, our offered order counts against the minimum offered orders requirement if we place the order with a third party on terms which are more favorable to us, in our sole discretion, than those offered by China Resources to us.

         On August 7, 2001 we acquired all of the trademarks, molds, intellectual property, rights and patents related to the Westclox(R), Big Ben(R) and Spartus(R) brands for $9.8 million.

         We have other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Sasaki(R), Timex(R), Indiglo(R), Hershey Kiss(R), LooneyTunes(R) and Marilyn Monroe(R). We believe that these other license arrangements help to demonstrate our creativity and versatility in product design and the enhancement of existing products.

         In general, our joint venture and licensing arrangements place marketing obligations on us and require us to pay fees and royalties based upon net sales or profits. Typically, each of these agreements may be terminated within 30 to 180 days if we do not satisfy minimum sales obligations or breach the agreement.

WARRANTIES

         Our products are generally sold with a limited one-to-three year warranty from the date of purchase. A limited number of products are sold with a lifetime warranty. In the case of defects in material or workmanship, we agree to replace or repair the defective product without charge.

                                  RISK FACTORS

         Prospective investors should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before purchasing our securities. In particular, prospective investors should note that this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See "Special Note Regarding Forward-Looking Statements." The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

         We have a significant amount of indebtedness relative to our equity size. As of June 30, 2001, we had total consolidated indebtedness of $423.4 million, including $148.3 million of the 12 1/4% senior subordinated notes due 2008 and $125.0 million of 10 3/4% senior subordinated notes due 2005, and total stockholders' equity of $211.5 million. We also had additional availability under our revolving credit facility of $97.3 million. We may incur additional indebtedness in the future, including through additional borrowings under our amended and restated credit agreement, subject to the satisfaction of certain financial tests.

         Our ability to service our debt obligations, including the notes, and to fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our amended and restated credit agreement in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

         Our high level of debt could have important consequences for you, such as:

         o our debt level makes us more vulnerable to general adverse economic and industry conditions;

         o our ability to obtain additional financing for acquisitions, or to fund future working capital, capital expenditures or other general corporate requirements may be limited;

         o we will need to use a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, which will reduce the amount of money available to fund working capital, capital expenditures or other general corporate purposes;

         o our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete may be limited; and

         o our debt level may place us at a competitive disadvantage to our less leveraged competitors.

OUR DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING OUR FLEXIBILITY.

         Our amended and restated credit agreement and the indentures governing the 12 1/4% senior subordinated notes and the 10 3/4% senior subordinated notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our amended and restated credit agreement also requires us to maintain specified financial ratios, including a minimum fixed charge coverage ratio and a maximum leverage ratio, and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our amended and restated credit agreement and the indentures. Upon the occurrence of a breach, the lenders under our amended and restated credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our amended and restated credit agreement and/or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on us. A failure to comply with the restrictions in the indentures could result in an event of default under the indentures.

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OUR FINANCIAL RESULTS WOULD SUFFER.

         Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2001 were approximately 47% of net sales, with Wal-Mart representing approximately 12% of our net sales and Kmart representing approximately 11% of our net sales. Our total net sales to our five largest customers during fiscal 2000 were approximately 46% of net sales, with Wal-Mart representing approximately 13% of our net sales and Kmart representing approximately 12% of our net sales. Except for our supply agreements with Kmart and Zellers, we do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

THE TERMINATION OF OUR SUPPLY AGREEMENT WITH KMART WOULD ADVERSELY AFFECT OUR NET SALES.

         In January 1997, we entered into a seven-year supply agreement with Kmart. Under this agreement, Kmart is the exclusive discount department store in the United States to market and sell a broad range of small appliances under the White-Westinghouse(R) brand name.

         The initial term of our agreement with Kmart expires on June 30, 2004. However, Kmart may terminate the agreement without cause after June 30, 2002. Kmart may also terminate our agreement on the basis of any claim which Kmart reasonably believes impairs or would impair Kmart's ability to receive the benefits of its supply agreement with Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) or us.

         Sales to Kmart of White-Westinghouse products, approximated 3.8%, and 7.3% of our total net sales for fiscal years 2001 and 2000 , respectively. The termination or any significant modification of our supply agreement with Kmart could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS WILL BE LIMITED.

         We believe that our future success will depend in part upon our ability to continue to introduce innovative designs in our existing products and to develop, manufacture and market new products. We may not successfully introduce, market and manufacture any new products or product innovations or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop products and introduce them successfully and in a timely manner would harm our ability to grow our business.

WE DEPEND HEAVILY ON OUR FOREIGN SUPPLIERS, WHICH SUBJECTS US TO THE RISKS OF DOING BUSINESS ABROAD.

         We depend upon unaffiliated foreign companies for the manufacture of most of our products. One supplier located in China, accounted for approximately 35.2% of our product purchases during fiscal 2001. During fiscal 2000, one supplier also located in China, which acted as our purchasing agent from several other suppliers, accounted for approximately 38.0% of our product purchases. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements however, the loss of a supplier could, in the short term, adversely effect our business until alternative supply arrangements are secured.

         Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

         o    import duties;

         o    trade restrictions;

         o    production delays due to unavailability of parts or components;

         o    increase in transportation costs and transportation delays;

         o    work stoppages;

         o    foreign currency fluctuations; and

         o    political and economic instability.

         The small household appliance industry is highly competitive and we may not be able to compete effectively.

         We believe that competition is based upon several factors, including:

         o    price;

         o    access to retail shelf space;

         o    product features and enhancements;

         o    brand names;

         o    new product introductions; and

         o    marketing support and distribution approaches.

         The current general slowdown in the retail sector has resulted in, and we expect it to continue to result in, additional pricing pressures on us.

         We compete with established companies, some of which have substantially greater facilities, personnel, financial and other resources than we have. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.

IF THE RETAIL INDUSTRY EXPERIENCES AN ECONOMIC SLOWDOWN, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

         We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. As we have previously announced, the current general slowdown in the retail sector has adversely impacted our net sales of products. If such conditions continue or worsen, it could have a material adverse effect on our business, financial condition and results of operations.

         Certain of our retail customers have filed for bankruptcy protection in recent years. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by, or other adverse change in the financial condition of, a significant customer could adversely affect our financial results.

ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

         We continue to seek opportunities to acquire businesses and product lines that fit within our acquisition strategy, including the expansion of our international sales through the acquisition of complementary businesses. We may not successfully identify acceptable acquisition candidates or integrate any acquired operations. For instance, we cannot assure you that the anticipated benefits of our recent acquisitions of the Westclox(R), Big Ben(R) and Spartus(R) brands, Pifco Holdings PLC, Sonex International Corporation, certain assets and intellectual property of The Stiffel Company and the Relaxor(R) brand and certain inventory will be realized. Opportunities for growth through acquisitions, future operating results and the success of acquisitions may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rate and tax laws.

         Our acquisitions of additional businesses and product lines may require additional capital and the consent of our lenders and may have a significant impact on our business, financial condition and results of operations. We may finance acquisitions with internally generated funds, bank borrowings, public offerings or private placements of debt or equity securities, or through a combination of these sources. This may have the effect of increasing our debt and reducing our cash available for other purposes.

         Acquisitions may also require substantial attention from, and place substantial additional demands upon, our senior management. This may divert senior management's attention away from our existing businesses, making it more difficult to manage effectively. In addition, unanticipated events or liabilities relating to these acquisitions or the failure to retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

EXPANDING OUR INTERNATIONAL SALES WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

         We intend to pursue growth opportunities internationally. Our international sales accounted for less than 7% of our total net sales for fiscal 2001. We expect international sales will increase in fiscal 2002 as we include a full year of results from Pifco Holdings PLC. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

         o the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build a brand identity without certainty that we will be successful;

         o    unexpected changes in regulatory requirements;

         o inadequate protection of intellectual property in foreign countries;

         o    foreign currency fluctuations;

         o    transportation costs;

         o    adverse tax consequences; and

         o    political and economic instability.

         We cannot assure you that we will not incur significant costs in addressing these potential risks.

IF WE HAVE TO EXPEND SIGNIFICANT AMOUNTS TO REMEDIATE ENVIRONMENTAL LIABILITIES, OUR FINANCIAL RESULTS WILL SUFFER.

         Prior to January 2001, we manufactured certain of our products at our owned plants in Laurinburg, North Carolina, Macon, Missouri, Boonville, Missouri, Moberly, Missouri and Kirksville, Missouri. Our previous manufacturing of products at these sites, which have been converted to warehouse and distribution facilities, exposes us to potential liabilities for environmental damage that these facilities may have caused or may cause nearby land owners. During the ordinary course of our operations, we have received, and we expect that we may in the future receive, citations or notices from governmental authorities asserting that our facilities are not in compliance with, or require investigation or remediation under, applicable environmental statutes and regulations. Any citations or notices could have a material adverse effect on our business, results of operations and financial condition.

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

PRODUCT RECALLS OR LAWSUITS RELATING TO DEFECTIVE PRODUCTS COULD ADVERSELY IMPACT OUR FINANCIAL RESULTS.

         We face exposure to product recalls and product liability claims in the event that our products are alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. We cannot assure you that we will be able to maintain our product liability insurance on acceptable terms, if at all, or that product liability claims will not exceed the amount of our insurance coverage. As a result, we cannot assure you that product recalls and product liability claims will not adversely affect our business.

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

         We license various trademarks and tradenames from third parties for use on our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, each license may be terminated if we fail to satisfy minimum sales obligations or if we breach the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

         We cannot assure you that others will not claim that our proprietary or licensed products are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. If someone claimed that our proprietary or licensed products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or an injunction against use of our proprietary or licensed products. A successful claim of patent or other intellectual property infringement against us could harm our financial condition.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS COULD SIGNIFICANTLY INCREASE OUR OPERATING COSTS OR PREVENT US FROM SELLING OUR PRODUCTS.

         Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products, or additional electrical appliances which may be developed by us, may not meet the specifications required by these authorities. A determination that we are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, OUR ABILITY TO GROW AND DEVELOP OUR BUSINESS WILL SUFFER.

         Our continued success will depend significantly on the efforts and abilities of David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; and William B. Rue, President and Chief Operating Officer. The loss of the services of one or more of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDER MAY CONFLICT WITH YOUR INTERESTS.

         As of June 30, 2001, Centre Partners Management LLC and entities directly or indirectly controlled by Centre Partners beneficially owned in the aggregate approximately 26% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of our outstanding common stock and one director as long as it and its affiliates own at least 7.5% of the total voting power of our outstanding common stock. The interests of Centre Partners may conflict with your interests in certain circumstances.

TAKEOVER DEFENSE PROVISIONS WHICH WE HAVE IMPLEMENTED MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

ITEM 2.  PROPERTIES

         A summary of our leased properties is as follows:


LOCATION                             DESCRIPTION                             AREA (SQ. FT.)         LEASE EXPIRATION
--------                             -----------                             --------------         ----------------
Rancho Dominguez, CA......   Warehouse                                          340,672             October 31, 2002
Mira Loma, CA.............   Warehouse and distribution facility                216,300             October 30, 2007
Elizabeth, NJ ............   Warehouse                                          188,000             October 31, 2004
Harrison, NJ .............   Warehouse and sales office                         146,555             May 31, 2002
Lake Forest, IL...........   Corporate offices and showrooms                     58,680             September 30, 2011
McColl, SC ...............   Warehouse                                           52,628             October 15, 2001
Maxton, NC ...............   Warehouse                                           50,000             March 14, 2002
Gurnee, IL ...............   Retail outlet and warehouse                         34,649             November 30, 2006
Laurinburg, NC ...........   Warehouse                                           18,000             Month to month

Kenilworth, NJ ...........   Marketing and sales office                          12,309             September 30, 2007
New York, NY .............   Sales office                                         6,959             August 31, 2004
New York, NY .............   Sales office                                         6,802             December 31, 2001
High Point, NC ...........   Showroom                                             4,500             Month to month
Westend, NJ ..............   Retail outlet                                        2,400             May 31, 2004
Mississauga, Ontario......   Sales Office                                         2,158             April 30, 2002
Troy, MI .................   Sales office                                         1,435             May 31, 2004
Eden Prairie, MN .........   Sales office                                         1,262             April 30, 2005
Laurinburg, NC ...........   Showroom                                             1,000             Month to month
Chicago, IL ..............   Retail store                                           560             October 31, 2007


         We own all of the facilities listed below, which we acquired in connection with the acquisition of Pifco Holdings PLC in June 2001 and Toastmaster in January 1999. These facilities have been pledged as collateral to secure payment of our senior debt obligations. The following table sets forth the location and approximate square footage of each of our significant owned facilities.



LOCATION                             DESCRIPTION                             AREA (SQ. FT.)
--------                             -----------                             --------------


Wolverhampton, England....   Manufacturing and warehouse                        323,306
Laurinburg, NC............   Sales and warehouse facility                       223,000
Macon, MO.................   Warehouse and service center                       171,000
Boonville, MO.............   Warehouse and service center                       169,000
Manchester, England.......   Administrative offices and warehouse               168,000
Moberly, MO...............   Warehouse                                          134,000
Staffordshire, England....   Warehouse                                          115,000
Kirksville, MO............   Warehouse                                          114,000
Columbia, MO..............   Warehouse                                          107,000
Columbia, MO..............   Warehouse                                           65,000
Columbia, MO..............   Administrative offices                              62,000
Boonville, MO.............   Warehouse                                           58,000
Manchester, England.......   Factory Store                                        2,000


         We believe that our facilities generally are suitable and adequate for our current level of operations and provide sufficient capacity for our foreseeable needs without the need for material capital expenditures.

         In addition to the facilities mentioned above, we acquired 6.3 acres of vacant land located in Manchester, England as part of our acquisition of Pifco Holdings PLC in June 2001.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL
         In September 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against us and our principal executive officers in the Superior Court of Contra Costa County, California alleging that we tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(R) facial toning system. Before Ms. Evans was hired by us, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. We believe that we have valid defenses against the claims made against us by the Fitness Centers.

         On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal the breach, tortiously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with Kmart. The terms of the agreement between the Company and Applica expressly provide for termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court.

         On July 2, 2001, we were served with a complaint for patent infringement alleged by AdVantage Partners LLC in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that we and retailers that sell our "George Foreman Jr." rotisserie grills were infringing two of AdVantage's patents. AdVantage sought a permanent injunction against sale of George Foreman rotisserie grills utilizing the inventions claimed by those patents and unspecified monetary damages including a request for treble damages. These patents relate to accessory products for rotisserie ovens including spit rod and basket assemblies. We filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and request for declaratory relief. AdVantage had also sought preliminary injunctive relief; however, on August 24, 2001, the court denied AdVantage's motion. On August 28, 2001, AdVantage filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to review the preliminary injunction.

         On August 9, 2001, AdVantage Partners LLC filed a second complaint against us for patent infringement in the United States District Court for the Central District of California. In this complaint, AdVantage alleges that we have infringed a patent assigned to AdVantage, and seeks a permanent injunction against our sale of the "Baby George Foreman" rotisserie grill, which purportedly utilizes an invention claimed by that patent, and unspecified monetary damages including a request for treble damages. The patent relates to a gear driven spit assembly for rotisserie ovens. We filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and request for declaratory relief.

         We are a party to various other actions and proceedings incident to our normal business operations. We believe that the outcome of any litigation will not have a material adverse effect on our business, financial condition or results of operations. We also have product liability and general liability insurance policies in amounts we believe to be reasonable given our current level of business. Although historically we have not had to pay any material product liability claims, it is conceivable that we could incur claims for which we are not insured.

ENVIRONMENTAL

         We are participating in environmental remediation activities at four sites which we own or operate. As of June 30, 2001, we have accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although the costs could exceed that amount, we believe that any excess will not have a material adverse effect on our financial condition or results of operations.

REGULATORY

         In July 2000, we received a letter from the Food and Drug Administration warning that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. On August 8, 2001, the FDA granted us clearance to market our Rejuvenique(R) facial toning system directly to consumers.


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


                                             HIGH                LOW
                                             ----                ----
FISCAL 2001
         First Quarter                      $41.50              $28.63
         Second Quarter                     $33.38              $16.56
         Third Quarter                      $23.00              $14.96
         Fourth Quarter                     $21.80              $12.85

FISCAL 2000
         First Quarter                      $50.00              $21.69
         Second Quarter                     $39.44              $24.25
         Third Quarter                      $60.88              $27.69
         Fourth Quarter                     $49.81              $26.88

FISCAL 1999
         First Quarter                      $11.17              $ 7.67
         Second Quarter                     $15.50              $ 5.92
         Third Quarter                      $22.83              $14.00
         Fourth Quarter                     $33.58              $14.67


         We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. We are also prohibited from declaring or paying cash dividends on our capital stock under our terms of our credit agreement and senior subordinated notes. As of September 20, 2001, there were approximately 347 holders of record of our common stock.

PREFERRED STOCK

         We have 40,000 outstanding shares of the convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if we breach in any material respect any of our material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (as defined below). The payment of dividends is limited by the terms of our credit agreement.

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

         In the event of a Change of Control (as defined), each holder of shares of convertible preferred stock has the right to require us to redeem such shares at a redemption price equal to the Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 7% per annum compounded annually on each anniversary date of July 28, 1998 for the period from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003.

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

         We may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of Salton's common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Performance per share, payable at the Company's option in cash or shares of Salton common stock.

         As of September 21, 2001, there were 40,000 shares of the convertible preferred stock outstanding held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data as of and for the fiscal years ended June 30, 2001, July 1, 2000, June 26, 1999, June 27, 1998 and June 28, 1997 have been derived from, and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto. All of the following information is qualified in its entirety by, and should be read in conjunction with our audited consolidated financial statements, including the notes thereto.


                                                                                 Fiscal Years Ended
                                                     -----------------------------------------------------------------------------
                                                      June 30,         July 1,          June 26,         June 27,         June 28,
                                                        2001             2000             1999             1998             1997
                                                     ---------        ---------        ---------        ---------        ---------
STATEMENT OF EARNINGS:
Net sales                                            $ 792,114        $ 837,302        $ 506,116        $ 305,599        $ 182,806
Cost of goods sold                                     474,256          467,250          285,526          179,376          121,590
Distribution expenses                                   49,395           37,639           21,621           12,327            7,809
                                                     ---------        ---------        ---------        ---------        ---------
    Gross profit                                       268,463          332,413          198,969          113,896           53,407
Selling, general and administrative expenses           156,885          156,749          129,588           84,216           42,944
                                                     ---------        ---------        ---------        ---------        ---------
    Operating income                                   111,578          175,664           69,381           29,680           10,463
Interest expense,net                                   (37,732)         (28,761)         (15,518)          (5,333)          (4,063)
Cost associated with refinancing                            --               --               --           (1,133)              --
Realized gain on sale of marketable securities              --               --               --            8,972               --
                                                     ---------        ---------        ---------        ---------        ---------
    Income before income taxes                          73,846          146,903           53,863           32,186            6,400
Income tax expense                                      27,692           55,087           19,320           12,205            2,001
                                                     ---------        ---------        ---------        ---------        ---------
    Net income                                       $  46,154        $  91,816        $  34,543        $  19,981        $   4,399
                                                     =========        =========        =========        =========        =========

Weighted average common shares outstanding              11,750           11,221           10,760           19,594           19,260
Net income per share:
  Basic                                              $    3.93        $    8.18        $    3.21        $    1.02        $    0.23
Weighted average common shares and common
  equivalent shares outstanding                         16,065           15,526           14,562           20,259           19,623
Net income per share:
  Diluted                                            $    2.87        $    5.91        $    2.37        $    0.99        $    0.22

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                      $ 310,648        $ 197,671        $ 165,936        $  44,768        $  17,996
Total assets                                           722,884          564,276          328,316          141,397          102,343
Total debt                                             423,366          327,220          214,558           50,475           43,410
Stockholders' equity                                   211,497          173,808           50,739           57,710           38,622


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: our degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of our products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; our relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; international business activities; the risks relating to legal proceedings, the risks relating to intellectual property rights; the risks relating to regulatory matters, as well as other risks referenced from time to time in our filings with the commission. All subsequent written and oral forward-looking statements attributable to us or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R), Welbilt(R), Aircore(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R), Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet website. We market and sell our products primarily in the United States through our own sales force and a network of independent commissioned sales representatives.

         The general slowdown in the retail sector which began during our second fiscal quarter of 2001 has continued to have an adverse effect on our sales. During our fourth fiscal quarter of 2001 we experienced a shift in our customers' buying patterns from higher-priced products to lower price point products. Our wide range of products at different price points has allowed us to adapt to this shift in buying patterns. This shift to lower priced products also lowered gross margins as opening and mid-price point products generally have lower gross margins than our higher price point products. Our products, and our market leading position in so many categories, gives us a solid foundation to actively face the difficult economic environment.

         With the assumption that the economic climate and customer buying patterns will remain unchanged, we expect that sales over the first two quarters of fiscal 2002 will range between $450 million and $475 million in an operating environment that will be highly promotional and price sensitive. At these levels, we currently anticipate that fully diluted earnings per share will range between $1.80 and $2.20 per share for this period.

         On January 7, 1999, we acquired Toastmaster, a Columbia, Missouri based marketer of kitchen and small appliances and time products. Through Toastmaster, we design, market and service a wide array of kitchen and small appliances and time products under the brand names Toastmaster(R) and Ingraham(R).

         Our operating results for fiscal 1999 include the operating results of Toastmaster from our acquisition date of January 7, 1999.

         In July 2000, we received a letter from the Food and Drug Administration warning us that our marketing and sale of the Rejuvenique(R) facial mask violates certain FDA rules and regulations. Our sales of the Rejuvenique(R) facial mask have been adversely impacted because many of our retail customers decided to stop selling the product pending the resolution of this matter. On August 8, 2001, the FDA granted us clearance to market the Rejuvenique(R) facial toning system directly to consumers. We are working with our retail customers to restore their inventories of the Rejuvenique(R) facial toning system.

         On June 4, 2001, we acquired Pifco Holdings PLC, a United Kingdom based producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products. Our operating results for fiscal 2001 include the operating results of Pifco from June 1, 2001 through June 30, 2001.

         On July 9, 2001 we announced the appointment of Dr. Bruce J. Walker to our Board of Directors, increasing the board to eight members. Dr. Walker currently serves as Dean and Professor of Marketing at the College of Business at the University of Missouri-Columbia.

         In August 2001 we appointed Martin Burns to oversee the operations of Salton Europe (formerly Pifco Holdings PLC). Martin most recently served as Managing Director of Morphy Richards at the Glen Dimplex Group, a manufacturer of electrical heating and small kitchen appliances in the United Kingdom.

         The following table sets forth our results of operations as a percentage of net sales for the periods indicated:



                                                           FISCAL YEARS ENDED
                                         -------------------------------------------------------
                                         JUNE 30, 2001        JULY 1, 2000         JUNE 26, 1999
                                         -------------        ------------         -------------
Net sales                                      100%               100.0%               100.0%
Cost of Goods sold                            59.9                 55.8                 56.4
Distribution expenses                          6.2                  4.5                  4.3
                                            ------               ------               ------
    Gross profit                              33.9                 39.7                 39.3
Selling, general and
  administrative expenses                     19.8                 18.7                 25.6
                                            ------               ------               ------
    Operating income                          14.1%                21.0%                13.7%
                                            ======               ======               ======


YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JULY 1, 2000

         NET SALES. Net sales in the fifty-two weeks ended June 30, 2001 ("fiscal 2001") were $792.1 million, a decrease of approximately $45.2 million or 5.4%, compared to net sales of $837.3 million in the fifty-three weeks ended July 1, 2000 ("fiscal 2000"). This decrease is primarily attributable to reduced sales of products under the White-Westinghouse(R) product line, primarily sold to Kmart, and reduced sales of products under the Rejuvenique(R) brand, which was subject to a warning letter from the FDA during the period. We were additionally impacted by reduced sales of products under the brands of Juiceman(R), Farberware(R), Breadman(R), Magic Chef(R), and Ingraham(R). These decreases in sales were partially offset by an increase in sales of products under the Melitta(R) brand, Toastmaster(R) brand, the George Foreman(R) brand and the Kenmore(R) brand. Sales of new product lines, primarily under the Relaxor(R), Sonex(R), Aircore(R), Welbilt(R) and Stiffel(R) brands and the addition of one month's results of newly acquired Pifco Holdings PLC, also helped offset the sales decreases. Net sales of the White-Westinghouse(R) brand to Kmart approximated 3.8% of net sales in fiscal 2001 compared to 7.3% of net sales in fiscal 2000.

         GROSS PROFIT. Gross profit in fiscal 2001 was $268.5 million or 33.9% of net sales as compared to $332.4 million or 39.7% of net sales in fiscal 2000. Cost of goods sold during fiscal 2001 increased to 59.9% of net sales compared to 55.8% in fiscal 2000. Gross profit decreased primarily from a reduction in sales of higher priced items with higher gross margins, particularly large and extra large size George Foreman(TM) indoor grills, Rejuvenique(R), Juiceman(R) and Juicelady(R) brand products. We also had increased sales of products with lower gross margins, primarily Toastmaster(R) brand products. Distribution expenses were $49.4 million or 6.2% of net sales in fiscal 2001 compared to $37.6 million or 4.5% of net sales in fiscal 2000. Distribution expenses increased, as a percentage of sales, due to higher costs for shipping to customers, primarily due to higher fuel costs and an increase in sales to customers purchasing on prepaid freight terms that ordered in smaller quantities on a more frequent basis, thereby increasing our freight costs. Additionally we incurred a full year of expenses in fiscal 2001 related to the addition of two warehouses during fiscal 2000 and two former manufacturing facilities were converted to distribution centers and are now carried in distribution costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to 19.8% of net sales or $156.9 million in fiscal 2001 compared to 18.7% of net sales or $156.7 million for fiscal 2000. Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 9.9% of net sales or $78.5 million in fiscal 2001 compared to 10.7% of net sales or $89.7 million in fiscal 2000. This reduction was primarily from less spending on infomercials, as well as lower royalties on White-Westinghouse products, partially offset by increased spending on cooperative and direct advertising. The remaining selling, general and administrative costs increased to $78.4 million or 9.9% of net sales in fiscal 2001 compared to $67.0 million or 8.0% of net sales in fiscal 2000. This was primarily attributable to increased salaries, rent, travel and product development costs to support our sales activities, increased legal expenses and settlement costs, primarily related to Rejuvenique(R) and the FDA, patent infringement claims and other corporate activities and increases in certain other administrative expenses to support the activities of the company.

         OPERATING INCOME. As a result of the foregoing, operating income decreased by $64.1 million or 36.5%, to $111.6 million in fiscal 2001 from $175.7 million in fiscal 2000. Operating income as a percentage of net sales decreased to 14.1% in fiscal 2001 from 21.0% in fiscal 2000.

         NET INTEREST EXPENSE. Net interest expense was $37.7 million for fiscal 2001 compared to $28.8 million in fiscal 2000. The increase is primarily attributable to interest paid of $5.1 million on increased borrowings under our revolver and term debt, interest of $3.0 million related to the $150.0 million senior subordinated debt offering completed in April, 2001 and a reduction in interest income of $1.8 million for funds kept on deposit during fiscal 2000. Salton's rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.8% in fiscal 2001 compared to 10.0% in fiscal 2000. The average amount of all debt outstanding was $369.8 million for fiscal 2001 compared to $279.5 million for fiscal 2000. These increases contributed to higher interest expense and the increased borrowings were used to make acquisitions and provide working capital necessary to support the business.

         INCOME TAX EXPENSE. Salton had tax expense of $27.7 million in fiscal 2001 as compared to tax expense of $55.1 million in fiscal 2000.

         NET INCOME. Net income decreased 49.7% to $46.2 million in fiscal 2001, compared to $91.8 million in fiscal 2000.

         EARNINGS PER SHARE. Basic earnings per common share were $3.93 per share on weighted average common shares outstanding of 11,750,206 in fiscal 2001 compared to earnings of $8.18 per share on weighted average common shares outstanding of 11,221,379 in fiscal 2000. Diluted earnings per common share were $2.87 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,065,036 in fiscal 2001 compared to earnings of $5.91 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,525,991 in fiscal 2000. All share counts reflect a 3-for-2 split of Salton's common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, we provided net cash of $44.1 million in operating activities and used net cash of $98.0 million in investing activities. The cash provided from operating activities resulted primarily from net income, the reduction of inventory levels in fiscal 2001, as compared to fiscal 2000, as well as lower anticipated sales levels during the next several quarters and non cash expenses for depreciation, amortization and imputed interest on notes that carry lower than market interest charges. These sources of cash were partially offset by an increase in accounts receivable. This increase was caused by a significant reduction of sales of White-Westinghouse(R) brand products, generally sold to K-Mart on 10 day terms, and sales made to certain credit worthy customers on longer terms, generally 30 days to 60 days longer than their normal sales terms, as an inducement to keep stores stocked with merchandise. In addition, we experienced a shift in sales mix to customers that generally receive longer terms on a regular basis. Income tax payments also were higher as estimated payments made earlier in the year did not anticipate the loss experienced in the fourth quarter. These prepaid taxes of $14.9 million will be used to offset taxes for the year ended June 29, 2002 ("fiscal 2002") or will be refunded in fiscal 2002. Cash used in investing activities included $63.6 million related to the acquisitions of Pifco Holdings PLC and Sonex International Corp., and $11.4 million for certain ongoing product development activities, the buyout for $5.3 million of the Juiceman(R) brand name, cash payments related to the acquisition of Stiffel lamps, as well as increased investments in capital assets, primarily tooling. Additional cash of approximately $10 million will be expended in fiscal 2002 to complete the acquisition of Pifco Holdings PLC. Financing activities provided net cash of $76.4 million.

         At June 30, 2001, we had debt outstanding of $423.4 million, including $148.3 million of 12 1/4% senior subordinated notes due 2008, $125.0 million of 10 3/4% senior subordinated notes due 2005, $85.6 million outstanding under our amended and restated credit agreement

(exclusive of unused commitments of up to $97.3 million under the revolving credit facility) and $17.7 million related to the loan notes issued in the Pifco Holdings PLC acquisition. The loan notes are shown on the balance sheet at a present value of $11.3 million to reflect the below market interest on the loan notes. The loan notes are cash collateralized at a bank in the United Kingdom. At June 30, 2001, we had the ability to borrow up to an additional $97.3 million under our revolving credit facility. Typically, given the seasonal nature of our business, our borrowings tend to be the highest in mid-fall and early winter.

         In the quarter ended December 25, 1999, we acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman(TM) in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other venture participants was $137.5 million, of which $22.75 million was paid in cash and the remainder was paid through the issuance by us of 779,191 shares of our common stock and a $91.0 million non-interest bearing subordinated promissory note. We paid the first installment in cash to George Foreman during fiscal 2001, as well as issued stock to the other venture participants as described in the following paragraph. The note, as of June 30, 2001, has a face amount of $48.3 million, and is recorded at its present value of $43.2 million. The effect of the George Foreman transaction was an elimination of substantial royalty expense.

         On September 7, 2000 we announced that we had reached an agreement to satisfy payment obligations of $22.75 million under the note by issuing 621,161 shares of our common stock to George Foreman and other venture participants. We agreed, under certain circumstances, to guarantee the value of these shares. We registered for resale the shares of common stock issued to George Foreman and the other venture participants.

         On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated our guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, we now have only two installments remaining under the note as well as our outstanding guarantee obligation to the other venture participants.

         During the fiscal quarter ended December 25, 1999, we amended and restated our credit agreement among us, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as administrative agent, and a syndicate of banks. We increased our existing revolving credit facility from $80.0 million to $115.0 million. The amended and restated credit agreement provided for $160.0 million in a senior secured credit facility consisting of a $45.0 million term loan at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at our election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points maturing in twenty-four consecutive quarterly installments commencing on March 26, 1999; and a $115.0 million revolving credit facility at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization maturing on January 7, 2004. The amended and restated credit agreement is secured by a first lien on substantially all of our assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

         During the fiscal quarter ended September 30, 2000, we further amended and restated our credit agreement. The amended and restated credit agreement increased the senior secured credit facilities to an aggregate of $235.0 million, consisting of a $75.0 million term loan amortizing over sixteen consecutive quarterly installments commencing on March 31, 2001 and a $160.0 million revolving credit facility maturing on January 7, 2004. The term loan and revolving credit facility bear interest at an established base rate (equivalent to the prime rate of interest) or, at our election, a eurodollar rate (equivalent to the LIBOR rate), plus in either case an applicable margin based on total debt to earnings before interest, taxes, depreciation and amortization.

         Our principal uses of liquidity will be to meet debt service requirements, pay royalties and other fees under our license and other agreements, finance our capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under our amended and restated credit agreement. We anticipate capital expenditures of approximately $16 million and $18 million for fiscal years 2002 and 2003. We incurred approximately $9.6 million for capital expenditures during fiscal 2001.

         Our senior credit facilities contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and otherwise restrict our corporate and business activities. In addition, under the senior credit facilities, we are required to comply with specified financial ratios and tests, including a minimum net worth test, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and a maximum leverage ratio.

         The indenture governing our 12 1/4% senior subordinated notes and 10 3/4% senior subordinated notes contains, covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make certain other restricted payments, create certain liens, enter into certain transactions with affiliates, enter into sale and lease-back transactions, sell assets or enter into certain mergers and consolidations.

         Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, indebtedness (including the notes), to pay royalties and other fees under our license and other agreements or to fund planned capital expenditures and/or possible acquisitions, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our amended and restated credit agreement, and other sources of debt fundings, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the notes, sell assets or obtain additional financing. We cannot assure you that any refinancing would be available or that any sales of assets or additional financing could be obtained.

SEASONALITY

         Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the months of August through November primarily due to increased demand by customers for our products attributable to holiday sales. This seasonality has also resulted in additional interest expense to us during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE

         Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases.

ACCOUNTING PRONOUNCEMENTS

         During the first quarter of fiscal year 2001, we adopted Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring recognition of all derivative instruments (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes. The adoption of SFAS No. 133 did not affect our consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets". The guidance in SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. We are currently evaluating the Statement's impairment provisions and have not yet determined what effect, if any, they might have on our consolidated financial position and results of operations.

         We have approximately $43.3 million in goodwill recorded in our consolidated balance sheet as of June 30, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the

Company.) We recorded approximately $.7 million in amortization expense related to goodwill in fiscal 2001. We will also assess the useful lives of our patents and trademarks for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. We have $132.1 million of patents and trademarks as of June 30, 2001 and recorded $9.8 million of related amortization expense. We intend to adopt SFAS No. 142 for the 2003 fiscal year.

ITEM 7A.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISKS

         Our major market risk exposure is changing interest rates in the United States. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt.

         On June 4, 2001 we entered into a $150 million Notional Amount fixed-for-floating interest rate swap agreement for First Union National Bank, related to our $150 million 12 1/4% senior subordinated notes due 2008. The interest rate swap agreement provides that floating rate payments of LIBOR plus an agreed upon spread will be exchanged for fixed payments at a rate of 12 1/4% with the floating rate payments initially set at approximately 10.5%. The floating rate will be reset at each semi-annual interest payment date of the 12 1/4% senior subordinated notes. After execution of the interest rate swap, approximately 30% of the outstanding indebtedness will be fixed rate debt at a rate of 10 3/4% through December 15, 2005.

         The following tables provide information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major risk exposure is changing interest rates in the United States. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The fair value of our long-term, fixed rate debt was estimated based on dealer quotes. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.


                                 2002         2003         2004        2005        2006     THEREAFTER      TOTAL      FAIR VALUE
                                 ----         ----         ----        ----        ----     ----------      -----      ----------
                                                                    (DOLLARS IN THOUSANDS)
FISCAL YEAR 2001
Liabilities:
Revolver                       $ 20,000                                                                    $ 20,000     $ 20,000
  Average interest rates           8.79%
  Jr. subordinated note
    payable                                              $ 13,406                                          $ 13,406     $  9,864
  Average interest rate                                      8.00%
Foreman note payable           $  2,750     $ 22,750     $ 22,750                                          $ 48,250     $ 43,246
  Average interest rate             8.5%         8.5%         8.5%
  Other notes payable          $     30     $      5                                                       $     35     $     35
  Average interest rate            5.37%        5.37%
Long-term debt including
    current portion fixed
    rate amount                                                     $125,000                $ 150,000      $275,000     $273,325
  Average interest rate                                                10.75%                   12.25%
  Variable rate amount         $ 18,750     $ 18,750     $ 18,750      9,375                         (3)   $ 65,622     $ 65,625
  Average interest rates           8.91%            (2)          (2)        (2)



                                 2001         2002         2003        2004        2005     THEREAFTER      TOTAL      FAIR VALUE
                                 ----         ----         ----        ----        ----     ----------      -----      ----------
FISCAL YEAR 2000
Liabilities:
Revolver                       $ 68,000                                                                    $ 68,000     $ 68,000
  Average interest rates           8.73%
  Jr. subordinated note
    payable                                                         $ 13,406                               $ 13,406     $  9,015
  Average interest rate                                                  8.0%
Foreman note payable           $ 45,500     $ 22,750     $ 22,750                                          $ 91,000     $ 80,854
  Average interest rate             8.5%         8.5%         8.5%
  Other notes payable          $     62     $     35     $      4                                          $    101     $    101
  Average interest rate            5.37%        5.37%        5.37%
Long-term debt including
    current portion fixed
    rate amount                                                                 $ 125,000                  $125,000     $125,000
  Average interest rate                                                             10.75%
  Variable rate amount         $    375     $    500     $    500   $ 11,000    $  31,875                  $ 44,250     $ 44,250
  Average interest rates           9.77%            (1)          (1)        (1)          (1)



----------

(1) The variable rate $45.0 million Term Loan is set quarterly at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a Eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin of 325 basis points.

(2) The variable rate $75.0 million Term Loan is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the Company's election, a Eurodollar rate plus an applicable margin of 225 basis points.

(3) At June 30, 2001 the Company had an interest rate swap contract to pay a variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of June 30, 2001 and July 1, 2000 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and July 1, 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
September 10, 2001

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2001 and July 1, 2000
(In thousands except share data)
--------------------------------------------------------------------------------

                                                                 2001               2000
ASSETS

Current Assets:
  Cash                                                         $  30,097         $   7,606
  Accounts receivable, less allowance:
    2001 - $9,223;  2000 - $7,111                                185,881           129,850
  Inventories                                                    192,502           219,230
  Prepaid expenses and other current assets                       10,100            10,146
  Prepaid income taxes                                            14,907                --
  Deferred income taxes                                            4,419             3,713
                                                               ---------         ---------
           Total current assets                                  437,906           370,545

Property, Plant and Equipment:
  Land                                                             3,768             1,625
  Buildings                                                       14,169             8,079
  Molds and tooling                                               41,715            35,749
  Warehouse equipment                                              8,939             7,061
  Office furniture and equipment                                  16,116             9,373
                                                               ---------         ---------
                                                                  84,707            61,887
  Less accumulated depreciation                                  (36,983)          (27,244)
                                                               ---------         ---------
Net Property, Plant and Equipment                                 47,724            34,643
Patents and Trademarks, Net of
    Accumulated Amortization                                     132,128           127,074
Cash in Escrow for Pifco Loan Notes                               17,748                --
Other Intangibles, Net of Accumulated Amortization,
   and Other Non-current Assets                                   87,378            32,014
                                                               ---------         ---------
TOTAL ASSETS                                                   $ 722,884         $ 564,276
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt              $  41,530         $ 112,155
  Accounts payable                                                33,450            35,113
  Accrued expenses                                                32,908            21,028
  Foreman guarantee                                               19,370                --
  Income taxes payable                                                --             4,578
                                                               ---------         ---------

           Total current liabilities                             127,258           172,874
Non-Current Deferred Income Taxes                                  2,293             2,529
Senior Subordinated Notes due 2005                               125,000           125,000
Senior Subordinated Notes due 2008                               148,325                --
Loan Notes to Pifco Shareholders                                  11,271                --
Term Loan and Other Notes Payable                                 97,240            90,065
                                                               ---------         ---------

           Total liabilities                                     511,387           390,468
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized,
    2,000,000 shares, 40,000 shares issued
  Common stock, $.01 par value; authorized,
   40,000,000 shares; shares issued and outstanding:
   2001 - 11,363,934 shares, 2000 - 11,351,927                       144               135
  Treasury stock - at cost                                       (47,865)          (30,211)
  Additional paid-in capital                                      72,932            62,572
  Accumulated other comprehensive income (loss)                   (1,174)                6
  Retained earnings                                              187,460           141,306
                                                               ---------         ---------

           Total stockholders' equity                            211,497           173,808
                                                               ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 722,884         $ 564,276
                                                               =========         =========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended June 30, 2001, July 1, 2000, and June 26, 1999
(In thousands except per share data)
--------------------------------------------------------------------------------

                                                            2001               2000             1999
Net Sales                                                 $ 792,114         $ 837,302         $ 506,116

Cost of Goods Sold                                          474,256           467,250           285,526
Distribution Expenses                                        49,395            37,639            21,621
                                                          ---------         ---------         ---------
Gross Profit                                                268,463           332,413           198,969
Selling, General and Administrative Expenses                156,885           156,749           129,588
                                                          ---------         ---------         ---------
Operating Income                                            111,578           175,664            69,381
Interest Expense, Net                                       (37,732)          (28,761)          (15,518)
                                                          ---------         ---------         ---------
Income Before Income Taxes                                   73,846           146,903            53,863
Income Tax Expense                                           27,692            55,087            19,320
                                                          ---------         ---------         ---------
Net Income                                                $  46,154         $  91,816         $  34,543
                                                          =========         =========         =========
Weighted Average Common Shares Outstanding                   11,750            11,221            10,760
Weighted Average Common and Common
  Equivalent Shares Outstanding                              16,065            15,526            14,562
Net Income Per Common Share: Basic                        $    3.93         $    8.18         $    3.21
                                                          =========         =========         =========
Net Income Per Common Share: Diluted                      $    2.87         $    5.91         $    2.37
                                                          =========         =========         =========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended June 26, 1999 through June 30, 2001
(In thousands)
--------------------------------------------------------------------------------



                                                COMMON        PREFERRED                                   ADDITIONAL
                                                SHARES         SHARES         COMMON        PREFERRED      PAID IN        RETAINED
                                              OUTSTANDING    OUTSTANDING       STOCK          STOCK        CAPITAL        EARNINGS
                                              -----------    -----------     ---------      ---------     ----------     ---------
BALANCE, JUNE 27, 1998                            13,100                     $     130                    $  53,481      $  14,947
  Net income                                                                                                                34,543
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28
    Foreign currency translation

           Total comprehensive income

  Issuance of preferred stock                                        40                                      37,000
  Purchase of treasury stock                      (6,535)
  Stock options exercised                            270                             3                        1,487
                                               ---------      ---------      ---------      ---------     ---------      ---------
BALANCE, JUNE 26, 1999                             6,835             40            133                       91,968         49,490
  Net income                                                                                                                91,816
  3 for 2 stock split effective 7/28/99            3,417                                                    (47,496)
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28
    Foreign currency translation

           Total comprehensive income

  Issuance of common stock                           942                                                     16,625
  Stock options exercised                            158                             2                        1,475
                                               ---------      ---------      ---------      ---------     ---------      ---------
BALANCE, JULY 1, 2000                             11,352             40            135                       62,572        141,306
  Net income                                                                                                                46,154
  Other comprehensive income:
  Minimum pension liability
      net of tax of $314
  Foreign currency translation
                                               ---------      ---------      ---------      ---------     ---------      ---------
           Total comprehensive income


Issuance of common stock                             930                             9                       29,465
Stock options exercised                               24                                                        265
Foreman Additional Liability                                                                                (19,370)
Treasury Stock Repurchase                           (942)
                                               ---------      ---------      ---------      ---------     ---------      ---------
BALANCE, JUNE 30, 2001                            11,364             40      $     144             --     $  72,932      $ 187,460
                                               =========      =========      =========      =========     =========      =========





                                                                                   ACCUMULATED
                                                                    OTHER             LESS             TOTAL             TOTAL
                                                TREASURY        COMPREHENSIVE         NOTE         STOCKHOLDERS'     COMPREHENSIVE
                                                  STOCK         INCOME (LOSS)       RECEIVABLE        EQUITY            INCOME
                                                ---------       -------------      -----------     -------------     -------------


BALANCE, JUNE 27, 1998                                            $      --         $ (10,848)       $  57,710
  Net income                                                                                            34,543            34,543
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28                                                 (50)                               (50)              (50)
    Foreign currency translation                                          2                                  2                 2
                                                                                                                       ---------
           Total comprehensive income                                                                                  $  34,495
                                                                                                                       =========
  Issuance of preferred stock                                                                           37,000
  Purchase of treasury stock                    $ (90,804)                             10,848          (79,956)
  Stock options exercised                                                                                1,490
                                                ---------         ---------         ---------        ---------
BALANCE, JUNE 26, 1999                            (90,804)              (48)               --           50,739
  Net income                                                                                            91,816         $  91,816
  3 for 2 stock split effective 7/28/99            47,496
  Other comprehensive income:
    Minimum pension liability
      net of tax of $28                                                  50                                 50                50
    Foreign currency translation                                          4                                  4                 4
                                                                                                                       ---------
           Total comprehensive income                                                                                  $  91,870
                                                                                                                       =========
  Issuance of common stock                         13,097                                               29,722
  Stock options exercised                                                                                1,477
                                                ---------         ---------         ---------        ---------
BALANCE, JULY 1, 2000                             (30,211)                6                --          173,808
  Net income                                                                                            46,154         $  46,154
  Other comprehensive income:
  Minimum pension liability
      net of tax of $314                                               (523)                              (523)             (523)
  Foreign currency translation                                         (657)                              (657)             (657)
                                                ---------         ---------         ---------        ---------         ---------
           Total comprehensive income                                                                                  $  44,974
                                                                                                                       =========

Issuance of common stock                                                                                29,474
Stock options exercised                                                                                    265
Foreman Additional Liability                                                                           (19,370)
Treasury Stock Repurchase                         (17,654)                                             (17,654)
                                                ---------         ---------         ---------        ---------
BALANCE, JUNE 30, 2001                          $ (47,865)        $  (1,174)        $      --        $ 211,497
                                                =========         =========         =========        =========


See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, July 1, 2000, and June 26, 1999
(In thousands)
--------------------------------------------------------------------------------


                                                                 2001              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  46,154         $  91,816         $  34,543
  Adjustments to reconcile net income
    to net cash from operating activities:
    Imputed interest on note payable                               6,033             6,336
    Deferred income tax provision                                  1,524             1,793             4,109
    Depreciation and amortization                                 23,594            19,075             7,301
    Loss on disposal of equipment                                    423
    Equity in net income of investees                               (292)             (321)
    Purchase reduction of note payable and
      other noncash items                                          2,777             1,662              (208)
  Changes in assets and liabilities, net
      of acquisitions:
    Accounts receivable                                          (46,259)          (33,671)          (12,176)
    Inventories                                                   42,757           (75,106)          (26,406)
    Prepaid expenses and other current assets                        238            (3,796)           (1,365)
    Accounts payable                                              (4,977)           (5,884)           14,716
    Taxes payable                                                (23,448)            4,578            (4,290)
    Accrued expenses                                              (4,451)             (837)           (1,032)
                                                               ---------         ---------         ---------
           Net cash from operating activities                     44,073             5,645            15,192

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (9,557)          (13,976)           (5,390)
   Increase in other non-current assets                          (13,422)
   Acquisition of George Foreman Trademark                                         (22,750)
   Additional payment for patents and trademarks                  (2,043)
   Additions to patents and trademarks                            (9,382)             (737)
   Equity investment                                                                (9,615)
   Acquisition of businesses, net of cash acquired               (63,561)                           (108,126)
                                                               ---------         ---------         ---------
           Net cash from investing activities                    (97,965)          (47,078)         (113,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment) proceeds from revolving line of
      credit and other debt                                      (48,065)           36,367           (20,475)
   Repayment of long-term debt                                   (73,624)             (625)          (90,125)
   Proceeds from long-term debt                                   75,000                             260,000
   Repayment of other debt                                                                              (125)
   Proceeds from senior subordinated debt                        148,284
   Costs associated with refinancing                              (7,798)             (616)           (8,065)
   Common stock issued                                               265             2,669             1,489
   Preferred stock issued                                                                             40,000
   Purchase of treasury stock                                    (17,654)                            (70,799)
   Costs associated with preferred stock issuance                                                     (2,999)
                                                               ---------         ---------         ---------
           Net cash from financing activities                     76,408            37,795           108,901
                                                               ---------         ---------         ---------
  The effect of exchange rate changes on cash                        (25)                4                 2
                                                               ---------         ---------         ---------
NET CHANGE IN CASH                                                22,491            (3,634)           10,579

CASH, BEGINNING OF YEAR                                            7,606            11,240               661
                                                               ---------         ---------         ---------
CASH, END OF YEAR                                              $  30,097         $   7,606         $  11,240
                                                               =========         =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                   $  28,039         $  22,257         $  14,046
    Income taxes                                                  50,716            50,509            25,022

                                                                                                 (Continued)

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2001, July 1, 2000, and June 26, 1999
(In thousands except share data)
--------------------------------------------------------------------------------


Supplemental Disclosure of Noncash Investing and Financing Activities:

In the quarter ended June 30, 2001, the company authorized the issuance of 167,229 shares of common stock out of treasury for payment of executive bonuses.

In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property and molds of the Stiffel Company for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock. In the quarter ended December 30, 2000, the Company increased its investment in an unconsolidated affiliate approximately 10% by issuing 109,000 shares of Salton, Inc. common stock. In the quarter ended March 31, 2001, in accordance with the Stiffel purchase agreement, Salton paid $2,043 under the guarantee provision to make up for the shortfall between the $6,500 purchase price and the proceeds from the sale of the 200,000 shares. In addition, the Company agreed to satisfy the $20.0 million guarantee to George Foreman by taking back 456,175 of the 546,075 shares issued to him on September 30, 2000 and paying him cash less the proceeds from the sale of the remaining shares previously issued to him. Also, the Company determined it intends to pay the other venture participants in cash for the stock price guarantee related to the 75,086 shares issued to them on September 30, 2000. As of June 30, 2001, the guarantee liability to George Foreman and the other venture participants was $19.4 million.

In the quarter ended March 25, 2000, the Company authorized the issuance of 53,977 shares of common stock out of treasury for payment of executive bonuses.

In the quarter ended December 25, 1999, the Company acquired, effective July 1,
  1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137,500, of which $113,750 is payable in five annual cash installments, and the remaining $23,750 was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 was paid during the first half of fiscal 2000. In connection with the transaction the Company issued a five-year $91,000 non-interest bearing subordinated promissory note which as of June 30, 2001, has a face amount of $48,250, and is recorded at its present value of $43,245.

In the quarter ended December 25, 1999, the Company retired a $4.0 million note payable associated with the acquisition of Toastmaster Inc. by issuing 109,090 shares common stock out of treasury. The Company received $1.2 million in cash related to the subsequent sale of this stock by the holder, per terms of the note payable retirement.

In the quarter ended September 26, 1998, the Company repurchased 6,535 shares of the Company's common stock from Applica, Inc. (formerly known as Windmere-Durable Holdings Inc.) ("Applica") for a total purchase price of $90,804. The purchase price included the issuance of six and one-half year $15,000 subordinated promissory note which bears interest at 4% per annum which is recorded at its fair value of $9,864 as of June 30, 2001 and the effective repayment of Applica's promissory note to the Company for the principal amount of $10,544.

See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, JULY 1, 2000, AND JUNE 26, 1999
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton, Inc. ("Salton" or the "Company") is a domestic designer, marketer, manufacturer and distributor of a broad range of branded, high quality small appliances, tabletop, time and lighting products and personal care and wellness products.

     The Company's portfolio of well-recognized owned and licensed brand names includes Salton(R), Toastmaster(R), Breadman(R), Juiceman(R), JuiceLady(R), Calvin Klein(R), George Foreman(TM), White-Westinghouse(R), Farberware(R), Melitta(R), Welbilt(R), Aircore(R) , Russell Hobbs(R), Carmen(R), Hi-Tech(R), Tower(R), Haden(R), Mountain Breeze(R), Pifco(R), Westclox(R), Big Ben(R), Spartus(R) , Block(R) China, Atlantis(R) Crystal, Sasaki(R), Rejuvenique(R), Marilyn Monroe(TM), Looney Tunes(R), Stiffel(R), Ingraham(R), Timex(R), Westclox(R), Big Ben(R), Ultrasonex(R), and Relaxor(R).

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

     USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

     ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday closest to June 30. The fiscal year ended June 30, 2001 consisted of 52 weeks and is referred to as "fiscal 2001." The fiscal years ended July 1, 2000 and June 26, 1999 consisted of 53 and 52 weeks, respectively, and are referred to as "fiscal 2000" and "fiscal 1999", respectively.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for approximately 30% and 29% of the Company's inventories as of June 30, 2001 and July 1, 2000. All remaining inventory cost is determined on the first-in, first-out basis. See Note 3 "Inventories."

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from three to forty years. For tax purposes, assets are depreciated using accelerated methods.

     INTANGIBLES AND OTHER NON-CURRENT ASSETS - Intangible assets, which are amortized over their estimated useful lives, and other non-current assets consist of:



                                                           USEFUL LIFE      JUNE 30         JULY 1,
(IN THOUSANDS)                                              (In Years)        2001            2000
Patents and trademarks, net                                    5-20         $132,128        $127,074
                                                                            ========        ========

Goodwill                                                       10-40          43,317          12,807
Financing costs                                                 2-7           14,625           9,152
Other non-current assets                                                      29,436          10,055
                                                                            --------        --------

Other intangibles, net, and other noncurrent assets                         $ 87,378        $ 32,014
                                                                            ========        ========


     Accumulated amortization of intangible assets and patents and trademarks was $30.8 million and $17.3 million at June 30, 2001 and July 1, 2000, respectively.

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

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying consolidated financial statements give effect to the split.

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

     ACCOUNTING PRONOUNCEMENTS - During the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 sets forth accounting and reporting standards for derivative instruments and hedging activities, requiring recognition of all derivative instruments (including certain derivatives embedded in other contracts) as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes. The adoption of SFAS No. 133 did not affect the Company's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

     The Company has approximately $43.3 million in goodwill recorded in its consolidated balance sheet as of June 30, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the Company.) The Company recorded $.7 million in amortization expense related to goodwill in fiscal 2001. The Company will also assess the useful lives of its patents and trademarks for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. The Company has $132.1 million of patents and trademarks as of June 30, 2001 and recorded $9.8 million of related amortization expense in fiscal 2001. The Company intends to adopt SFAS No. 142 for the 2003 fiscal year.

2.   ACQUISITIONS AND ALLIANCES

     On May 2, 2001, the Company acquired the stock of Pifco Holdings PLC ("Pifco"), a United Kingdom based producer and marketer of kitchen and small appliances, personal care and wellness products, cookware and battery operated products (the "Pifco Acquisition"). The Company paid Pifco shareholders $4 per share, for a total purchase price of approximately $75 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over forty years. The Company is completing the review and determination of the fair values of the assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of the appraised and other fair values.

     Approximately $17.7 million of the purchase price was paid by issuing loan notes (the "Loan Notes") in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company and recorded as an escrow asset as of June 30, 2001. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The Loan Notes have been recorded at their net present value, or $11.3 million as of June 30, 2001. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002.

     The operating results of Pifco have been included in the consolidated statements of earnings from the date of acquisition and included sales of approximately $7.2 million and net income of approximately $.3 million

     On January 7, 1999, the Company acquired the stock of Toastmaster Inc. ("Toastmaster"), a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products (the "Toastmaster Acquisition"). The Company paid Toastmaster shareholders $7.00 per share in cash, for a total purchase price of approximately $53.2 million. In addition, Toastmaster's outstanding debt of $57.8 million was paid by the Company in connection with the acquisition. The acquisition was accounted for as a purchase. The purchase price has been allocated based upon estimated fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

     The operating results of Toastmaster have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma results of operations assume the transaction occurred at the beginning of the period presented:



(IN THOUSANDS)                        JUNE 26, 1999
Net sales                               $597,140
Operating income                          67,350
Net income                                27,052
Net income per share:
  Basic                                     2.51
  Diluted                                   1.86


     The pro forma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transaction been consummated for the period indicated.

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

     On October 6, 1999, Salton purchased approximately 21% of the outstanding shares of Amalgamated Appliance Holdings Limited ("Amalgamated"), a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa, for approximately $6 million. In the quarter ended December 30, 2000, the Company increased its investment to approximately 31% by issuing 109,000 shares of Salton, Inc. common stock. The investment is being accounted for under the equity method of accounting, and is included in the consolidated financial statements in other assets. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., was added to Amalgamated's Board of Directors.

     In the quarter ended December 25, 1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name "George Foreman" in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other venture participants was $137.5 million, of which $113.75 million is payable in five annual cash installments, and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.75 million was paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note which as of June 30, 2001, has a face amount of $48.3 million, and is recorded at its present value of $43.2 million and $80.8 million as of June 30, 2001 and July 1, 2000, respectively.

     The following pro forma results of operations assumed the transaction occurred at the beginning of the period presented:



(IN THOUSANDS)                        JUNE 26, 1999
Net sales                               $506,116
Operating income                          99,409
Net income                                47,310
Net income per share:
  Basic                                     4.40
  Diluted                                   3.25




     The proforma results are for informational purposes only and do not purport to represent what the Company's results of operations would have actually been had the transaction been consummated for the period indicated.

     In the quarter ended September 30, 2000, the Company reached an agreement to satisfy $22.75 million of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton common stock to George Foreman and other venture participants. The Company determined, in the quarter ended March 31, 2001, that it intends to pay George Foreman and other venture participants in cash for the stock price guarantee related to the 621,161 shares. As of June 30, 2001, this liability was $19.4 million. See Note 18, Subsequent Events, for satisfaction of the guarantee obligation.

     In fiscal 2001, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products; acquired the trademarks, other intellectual property, assets and molds of the Stiffel Company, a designer of lamps and related products; acquired the Relaxor brand business and inventory, including a line of personal massagers and other personal care items from J.B. Research, Inc.; acquired the right to use the Juiceman brand name on a royalty-free basis and acquired the assets of ePods, Inc. at a public foreclosure sale.

3.    INVENTORIES

     A summary of inventories is as follows:



(In thousands)                        JUNE 30, 2001     JULY 1, 2000
Raw materials                           $  5,986          $  6,392
Work-in-process                            1,293               447
Finished goods                           185,223           212,391
                                        --------          --------
Total                                   $192,502          $219,230
                                        ========          ========


     If the first-in, first-out (FIFO) method of inventory valuation had been used to determine cost for 100% of the Company's inventories at June 30, 2001 and July 1, 2000, they would have been approximately $ .5 million and $2.9 million lower than reported. During the fourth quarter of fiscal year 2001, the Company recorded a reduction in inventory of approximately $8.2 million for inventory losses and an additional $5.1 million in LIFO and other valuation adjustments.

4.   APPLICA TRANSACTION

     On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Applica, Inc. pursuant to a Stock Agreement dated as of May 6, 1998 (the "Applica Stock Agreement") by and among Salton, Applica and the executive officers of Salton. Prior to the Stock Repurchase, Applica owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which has a term of six and one-half years and bears interest at 4.0% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Applica and its affiliates during the term of the note. During fiscal 2001 and fiscal 2000, the Company reduced this debt and interest by approximately $.3 and $1.5 million , respectively, for related purchases of products from Applica. The principal amount of the Junior Subordinated Note is also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason. Effective upon the closing of the Repurchase, each of the persons who had been designated by Applica to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

5.   REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

     On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes ("the 2005 Subordinated Notes") due 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the 2005 Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with all the covenants described above.

     The Company amended and restated their Credit Agreement and replaced it with the Third Amended and Restated Credit Agreement ("Credit Agreement") during the quarter ended September 30, 2000. Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Fleet National Bank, as documentation agent, and a syndicate of banks, provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 125 basis points or, at the company's election, a Eurodollar rate plus an applicable margin of 225 basis points amortizing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a Eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization, maturing on January 7, 2004. The Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

     The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio. At June 30, 2001, the Company was in compliance with all of the covenants described above. At June 30, 2001, the Eurodollar rate plus applicable margin on the Term Loan was 7.0% and the Eurodollar rate plus applicable margin on the Revolving Credit Facility was 6.66%.

     Information regarding short-term borrowings under the Revolving Credit Facility is:



(IN THOUSANDS)                                       JUNE 30, 2001  JULY 1, 2000

Balance at end of fiscal period                         $ 20,000      $ 68,000
Interest rate at end of fiscal period                       6.66%         8.96%
Maximum amount outstanding at any month-end              153,000        93,000
Average amount outstanding                                91,607        52,974
Weighted average interest rate during fiscal period         8.79%         8.73%
Outstanding letters of credit at end of fiscal period      4,632        17,863
Unused letters of credit at end of the fiscal period      20,368         7,137




     On April 23, 2001, the Company issued $150 million of 12 1/4% Senior Subordinated notes ("the 2008 Subordinated Notes) due 2008. Proceeds of the 2008 Subordinated Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (see Note 2). The 2008 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the 2008 Subordinated Notes, the Company is required to comply with a specified fixed charge coverage ratio. At June 30, 2001, the Company was in compliance with all the covenants described above.

     Notes payable consist of the Junior Subordinated Note to Applica, Inc. (see
     Note 4), the long term portion of the note payable associated with the acquisition of the George Foreman trademarks (see Note 2), and the long term portion of the Term Loan.

     Long-term debt matures as follows:


FISCAL                                                                    JUNIOR           OTHER          FOREMAN
YEAR                    SUBORDINATED        TERM         PIFCO LOAN    SUBORDINATED        NOTES           NOTE
ENDED                      NOTES            LOAN            NOTES          NOTE           PAYABLE         PAYABLE           TOTAL
2002                                      $ 18,750                                        $     30        $  2,750        $ 21,530
2003                                        18,750                                               5          21,037          39,792
2004                                        18,750                        $  9,864                          19,459          48,073
2005                      $125,000           9,375                                                                         134,375
2006                                                      $ 11,271                                                          11,271
Thereafter                 148,325                                                                                         148,325
                          --------        --------        --------        --------        --------        --------        --------
                          $273,325        $ 65,625        $ 11,271        $  9,864        $     35        $ 43,246         403,366
                          ========        ========        ========        ========        ========        ========
Less current maturities                                                                                                    (21,530)
                                                                                                                          --------
                                                                                                                          $381,836
                                                                                                                          ========


     In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 50% of the defined annual excess cash flow of the Company, 100% of the net proceeds of any sale or disposition of certain assets, and 100% of the net proceeds of the incurrence of certain indebtedness. All such amounts are first applied to the prepayment of outstanding term loans and secondly to the reduction of the Revolving Credit Facility. All required payments have been made.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, principally an interest rate swap, to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt.

     At June 30, 2001, the Company had an interest rate swap contract to pay a variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness. This resulted in approximately 70% of the Company's underlying debt being subject to variable interest rates. The $150 million notional amount of the outstanding contract will mature in 2008. The underlying hedged debt instrument is callable by the Company at certain dates and premiums during the term of the debt. The interest rate swap contract is also callable by the counterparty at the same dates and premiums. The Company has determined that the call feature is clearly and closely related to the hedged debt instrument as the amount paid at settlement is not based on changes in an index and the debt instrument was not issued at a substantial discount. As of June 30, 2001, the Company's balance sheet included approximately $376,000 representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact.

7.   CAPITAL STOCK

     On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying financial statements and notes thereto give effect to the split.

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

8.   EARNINGS PER SHARE




(IN THOUSANDS, EXCEPT              YEAR ENDED       YEAR ENDED       YEAR ENDED
EARNINGS PER SHARE)              JUNE 30, 2001     JULY 1, 2000    JUNE 26, 1999

Net Income*                           $ 46,154         $ 91,816         $ 34,543
Average common shares outstanding       11,750           11,221           10,760
Earnings per share-basic              $   3.93         $   8.18         $   3.21
Dilutive stock equivalents               4,315            4,305            3,802
Average common and common equivalent
shares outstanding                      16,065           15,526           14,562
Earnings per share-diluted            $   2.87         $   5.91         $   2.37


* Net income is the same for purposes of calculating basic and diluted EPS


     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at June 30, 2001 and July 1, 2000, but were not included in the computation of diluted EPS because the options are contingent upon certain external factors. Options to purchase 486,293 shares of common stock were outstanding at June 30, 2001, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

9.   EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan that covers eligible employees. This plan combined and replaced the former Salton and Toastmaster 401(k) plans. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. A higher matching percentage was approved in fiscal 2000 for Toastmaster employees affected by the freeze of the Toastmaster defined pension plans. The Company's total matching contributions were approximately $585,000, $307,000, and $95,000, in fiscal 2001, 2000, and 1999, respectively. In fiscal 2000, the Company amended the former Toastmaster 401(k) plan to allow for discretionary employer contributions to all employees, whether or not the employees contribute individually to the plan, in connection with the freeze of the Toastmaster defined pension plans. A discretionary employer contribution of approximately $287,000 was made in fiscal 2000.

     The Company has two defined benefit plans that were assumed in the 1999 acquisition of Toastmaster and cover substantially all of the employees of Toastmaster as of the date the plans were curtailed. The plans' assets consist of a balanced portfolio of investments in money market, common stock, bond and real estate funds. The Company uses March 31 as the measurement date for determining pension plan assets and obligations. Effective October 30, 1999, the Company's Board of Directors approved the freezing of benefits under the Company's two defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the plans. Effective June 26, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" SFAS No. 132 requires the disclosure of the information presented below:

(IN THOUSANDS)                                    JUNE 30, 2001  JULY 1, 2000

Change in benefit obligation:
  Benefit obligation at beginning of year            $  9,806      $ 11,748
  Service cost                                             --           322
  Interest cost                                           737           788
  Actuarial (gain)/loss                                   814        (1,217)
  Curtailment gain                                         --        (1,009)
  Benefits paid and expenses                           (1,222)         (826)
                                                     --------      --------

  Benefit obligation at end of year                  $ 10,135      $  9,806
                                                     ========      ========

Change in plan assets:
  Fair value of plan assets at beginning of year     $ 12,694      $ 11,050
  Actual return on plan assets                         (1,564)        1,792
  Employer contribution                                   285           678
  Benefits paid from plan assets                       (1,222)         (826)
                                                     --------      --------

  Fair value of plan assets at end of year           $ 10,193      $ 12,694
                                                     ========      ========



(IN THOUSANDS)                                              JUNE 30, 2001    JULY 1, 2000

Funded status                                                 $       58       $    2,888
Unrecognized net actuarial (gain)/loss                             1,666           (1,896)
Unrecognized transitional asset                                       --
Unrecognized prior service cost                                       --
Additional pension liability in excess of
  unrecognized prior service cost                                   (837)              --
                                                              ----------       ----------
Prepaid pension cost recorded in prepaid
  expenses in the accompanying consolidated balance sheet     $      887       $      992
                                                              ==========       ==========
Weighted average assumptions:
  Discount rate                                                     7.50%            7.75%
  Rate of increase in compensation                                  5.00%            5.00%
  Expected return on plan assets                                    9.00%            9.00%

Components of net periodic pension cost:
  Service cost benefits earned during the year                $       --       $      323
  Interest cost on projected benefit obligation                      737              788
  Actuarial return on plan assets                                 (1,136)          (1,021)
  Curtailment gain                                                    --           (1,009)
  Net amortization and deferral                                      (49)              --
                                                              ----------       ----------

Net pension benefit                                           $     (448)      $     (919)
                                                              ==========       ==========

    The Company recorded a $1.0 million curtailment gain in fiscal 2000 as a result of a freeze in pension plan benefits. Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for one plan, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at June 30, 2001, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

10. STOCK OPTION PLANS

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

(IN THOUSANDS, EXCEPT PER SHARE DATA)       2001           2000           1999

Net income:
  As reported                            $   46,154     $   91,816     $   34,543
  Pro forma                                  40,647         85,266         33,241
Net income per common share: Basic
  As reported                            $     3.93     $     8.18     $     3.21
  Pro forma                                    3.46           7.60           3.09
Net income per common share: Diluted
  As reported                                  2.87           5.91           2.37
  Pro forma                                    2.53           5.49           2.28

    Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, 1999, and 2001 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                            2001           2000           1999

Dividend yield                                0.00%          0.00%          0.00%
Expected volatility                          64.15%         61.45%         60.60%
Risk-free interest rate                       5.07%          6.50%          6.16%
Expected life of options                 7.56 years     7.98 years     7.81 years

    A summary of the Company's fixed stock options for the fiscal years ended June 30, 2001, July 1, 2000, and June 26, 1999, is as follows:

                                              2001                     2000                     1999
                                                  WEIGHTED                  WEIGHTED                 WEIGHTED
                                                  AVERAGE                   AVERAGE                  AVERAGE
                                      SHARES      EXERCISE      SHARES      EXERCISE     SHARES      EXERCISE
                                       (000)       PRICE         (000)       PRICE        (000)       PRICE

Outstanding at
  beginning of year                     1,688      $ 17.88        1,101      $  7.83       1,126      $  6.06
Granted                                   501        17.18          745        30.36         337        16.74
Exercised                                 (24)       10.91         (158)        6.64        (270)        5.47
Expired or Canceled                        (1)                                              (459)
                                      -------                   -------                  -------
Outstanding at
  end of year                           2,164        17.77        1,688        17.88         734        11.75
                                      =======                   =======                  =======
Options exercisable at
  end of year                           1,599        16.12        1,038         9.39         461         5.99
Weighted-average fair value of
  options granted during the year                    11.37                     24.05                    12.09

    The shares outstanding at the beginning of the year for fiscal 2000 reflect the three-for-two stock split that was effective on July 28,1999. The remaining activity in fiscal 2000 occurred on a post-split basis.

    The following information summarizes the stock options outstanding at June 30, 2001:

                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                     WEIGHTED-
                                                      AVERAGE         WEIGHTED-             WEIGHTED-
                                                     REMAINING         AVERAGE               AVERAGE
                                            SHARES  CONTRACTUAL       EXERCISE    SHARES    EXERCISE
RANGE OF EXERCISE PRICES                    (000)   LIFE (YEARS)        PRICE      (000)      PRICE

$0.583  - $1.667                               234      3.86           $ 1.63        234      $ 1.63
$2.292  - $5.833                                38      5.94             5.23         38        5.23
$6.333  - $8.167                               378      5.54             7.73        378        7.73
$13.917 - $17.50                               758      8.77            15.64        488       15.35
$27.375 - $37.00                               756      8.47            31.01        461       32.06
                                            ------                                ------      ------

$0.583 - $37.00                              2,164       N/A           $17.77      1,599      $16.12
                                            ======                                ======

11. RELATED PARTY TRANSACTIONS

    The Company purchased inventory from Applica, Inc. of approximately $6,953,000, $26,408,000, and $32,340,000, in fiscal years ended June 30,
    2001, July 1, 2000, and June 26, 1999, respectively. Applica owned shares of Salton common stock until July 1998 at which time the Company repurchased the shares (see Note 4).

    The Company purchased inventory from Markpeak, Ltd. ("Markpeak"), a Hong Kong company, including commissions, of approximately $3,579,000, $184,955,000, and $187,925,000, in fiscal years 2001, 2000, and 1999, respectively. The Company had a receivable from Markpeak of approximately $19,117,000 and $9,881,000 at June 30, 2001 and July 1, 2000, respectively.
    The Company owed Markpeak approximately $3,683,000 and $473,000 at June 30, 2001 and July 1, 2000, respectively. Markpeak acted as a buying agent on behalf of the Company with certain suppliers in the Far East. A director of the Company is the former managing director of Markpeak.

    The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $502,000, $413,000, and $498,000 in fiscal 2001, 2000, and 1999, respectively. A director of the Company was a co-founder of SDC. The Company owed approximately $81,000 and $90,000 for current commissions at June 30, 2001 and July 1, 2000, respectively.

12. COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $8,386,000, $5,769,000, and $3,474,000 for the fiscal years ended June 30,
    2001, July 1, 2000, and June 26, 1999, respectively.

    The future minimum rental commitments as of June 30, 2001 were as follows:

FISCAL YEAR ENDED
(DOLLARS IN THOUSANDS)

2002                                               $ 7,017
2003                                                 5,050
2004                                                 4,034
2005                                                 2,968
2006                                                 2,674
Thereafter                                           8,201
                                                   -------
Total                                              $29,944
                                                   =======

    The Company has employment agreements with its four executive officers that are in effect until December 30, 2002. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate annual commitment for future salaries at June 30, 2001, excluding bonuses, was approximately $1,870,000.

    The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. In fiscal 2001, 2000 and 1999, royalty payments were in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $8,012,000 in fiscal 2001, $24,779,000 in fiscal 2000 and $43,918,000 in fiscal 1999. Royalties paid in fiscal 2000 decreased from fiscal 1999 due to the acquisition of the George Foreman Trademark (see Note 2).

13. LEGAL PROCEEDINGS

    LITIGATION - In September 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against the Company and its principal executive officers alleging that the Company tortuously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by the Company, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. The Company believes that it has valid defenses against the claims made against it by the Fitness Centers. Ms. Evans has agreed to indemnify the Company against matters relating to her services to the Company.

    On January 23, 2001, the Company filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal the breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with Kmart. The terms of the agreement between the Company and Applica expressly provide for termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court.

    On July 2, 2001, the Company was served with a complaint for patent infringement alleged by AdVantage Partners LLC in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that the Company and retailers that sell our "George Foreman Jr." rotisserie grills were infringing two of AdVantage's patents. AdVantage sought a permanent injunction against sale of George Foreman rotisserie grills utilizing the inventions claimed by those patents and unspecified monetary damages including a request for treble damages. These patents relate to accessory products for rotisserie ovens including spit rod and basket assemblies. The Company filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and request for declaratory relief. AdVantage had also sought preliminary injunctive relief; however, on August 24, 2001, the court denied AdVantage's motion. On August 28, 2001, AdVantage filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit to review the preliminary injunction.

    On August 9, 2001, AdVantage Partners LLC filed a second complaint against the Company for patent infringement in the United States District Court for the Central District of California. In this complaint, AdVantage alleges that the Company has have infringed a patent assigned to AdVantage, and seeks a permanent injunction against our sale of the "Baby George Foreman" rotisserie grill, which purportedly utilizes an invention claimed by that patent, and unspecified monetary damages including a request for treble damages. The patent relates to a gear driven spit assembly for rotisserie ovens. The Company filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and request for declaratory relief.

    ENVIRONMENTAL - The Company is participating in environmental remediation activities at four sites, which it owns or operates. As of June 30, 2001, the Company has accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, the Company believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

    OTHER - The Company is a party to various other actions and proceedings incident to its normal business operations. The Company believes that the outcome of such litigation will not have a material adverse effect on the financial condition or annual results of operations of the Company. The Company also has product liability and general liability insurance policies in amounts it believes to be reasonable given its current level of business.

14. OPERATING SEGMENTS

    The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, Salton at Home and personal care and wellness products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East, and are distributed through similar distribution channels.

    PRODUCT INFORMATION - NET SALES -

(IN THOUSANDS)                         JUNE 30, 2001   JULY 1, 2000    JUNE 26, 1999

Small appliances                        $   714,125     $   742,774     $   459,621
Salton at Home                               59,793          60,709          34,875
Personal care and wellness products          18,196          33,819          11,620
                                        -----------     -----------     -----------

Total                                   $   792,114     $   837,302     $   506,116
                                        ===========     ===========     ===========

    MAJOR CUSTOMERS AND SUPPLIERS - The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 11%, 12%, and 16%, of total net sales of the Company in fiscal 2001, 2000, and 1999, respectively.

    On March 30, 1999, the Company entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada. Under the contract, the Company supplies Zellers with small kitchen appliances under the White-Westinghouse(R) brand name. The agreement has a minimum purchase requirement by Zellers of approximately $17 million, over an initial period of five years, with rights to extend the contract for additional one-year periods.

    The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 30, 2001, July 1, 2000, and June 26, 1999 were 47%, 46%, and 50% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 12%, 13%, and 9% of total net sales during the fiscal years ended June 30, 2001, July 1, 2000, and June 26, 1999, respectively, while another customer accounted for 9%, 7%, and 10%, for the same respective years.

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

    During fiscal 2001, 2000 and 1999, one supplier located in China accounted for approximately 35%, 38.0% and 57.3% of our product purchases.

15. INCOME TAXES

    Federal, state and foreign taxes were approximately as follows:

                             FISCAL YEARS ENDED
                --------------------------------------------
(In Thousands)  JUNE 30, 2001   JULY 1,2000     JUNE 26,1999
Federal
  Current        $    19,039     $    44,514     $     9,778
  Deferred             1,271           1,521           3,605

State
  Current              3,999           7,954           2,529
  Deferred               253             272             504

Foreign
  Current              3,130             826           2,904
  Deferred
                 -----------     -----------     -----------
Total            $    27,692     $    55,087     $    19,320
                 ===========     ===========     ===========

    Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

(IN THOUSANDS)                           JUNE 30, 2001    JULY 1,2000

Allowance for doubtful accounts           $     2,015      $     1,945
Interest                                        1,452
Depreciation and amortization                  (2,388)          (2,529)
Other deferred items, net                        (780)              53
Net operating loss carry-forward                    0            1,109
Accrued liabilities                             3,063              317
Inventory reserves and capitalization          (1,359)              64
AMT credit carryforward                           123              225
                                          -----------      -----------

Net deferred tax asset                    $     2,126      $     1,184
                                          ===========      ===========

    A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                    FISCAL YEARS ENDED
                                     -------------------------------------------------
(IN THOUSANDS)                       JUNE 30, 2001     JULY 1, 2000      JUNE 26, 1999

Statutory federal income tax rate            35.0%             35.0%             35.0%
Effective state tax rate                      4.2               3.9               3.5
Permanent differences                         1.2               0.4               0.2
Effect of foreign tax rate                   (3.8)             (1.4)             (1.9)
Other                                         0.9              (0.4)             (0.9)
                                      -----------       -----------       -----------

Effective income tax rate                   37.50%            37.50%            35.90%
                                      ===========       ===========       ===========

    U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $7,354,000.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                 FIRST        SECOND         THIRD        FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER

2001
Net Sales                      $ 207,246     $ 262,197     $ 153,558     $ 169,113
Gross Profit                      79,270        97,852        57,203        34,138
Net income                        21,502        26,579         9,485       (11,412)
Earning per share: Basic            1.85          2.19          0.81         (0.99)
Earning per share: Diluted          1.35          1.60          0.60         (0.99)

2000
Net Sales                      $ 196,340     $ 292,767     $ 172,100     $ 176,095
Gross Profit                      78,819       116,011        67,831        69,751
Net income                        13,898        47,558        15,047        15,313
Earning per share: Basic            1.35          4.25          1.33          1.35
Earning per share: Diluted          0.95          3.08          0.95          0.98

* During the fourth quarter of fiscal year 2001, the Company recorded a reduction in inventory of approximately $8.2 million for inventory losses and an additional $5.1 million in LIFO and other valuation adjustments.

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

    The payment obligations of the Company under the 12 1/4% senior subordinated notes (see Note 5) are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Salton, Inc.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
(IN THOUSANDS)

                                                             GUARANTOR        OTHER                                    CONSOLIDATED
                                                            SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS      TOTALS
                                                            ------------   ------------   ------------  ------------   ------------
                       ASSETS
Current Assets:
  Cash                                                        $   8,242      $  15,615      $   6,240     $      --      $  30,097
  Accounts receivable                                            39,474         30,729        115,678            --        185,881
  Inventories                                                    57,034         23,906        111,562            --        192,502
  Prepaid expenses and other current assets                       3,281            460          6,359            --         10,100
  Intercompany                                                  (58,561)       (42,910)       101,471            --             --
  Prepaid income taxes                                            4,940         (4,930)        14,897            --         14,907
  Deferred income taxes                                           2,299           (426)         2,546            --          4,419
                                                              ---------      ---------      ---------     ---------      ---------
     Total current assets                                        56,709         22,444        358,753            --        437,906
Property, Plant and Equipment,
   Net of Accumulated Depreciation                               13,629         17,134         16,961            --         47,724
Investments in Subsidiaries                                        (141)            --        127,448      (127,307)            --
Patents and Trademarks, Net of Accumulated Amortization          11,169          3,702        117,257            --        132,128
Cash in escrow for Pifco loan notes                                  --         17,748             --            --         17,748
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                       14,275        118,600         37,557       (83,054)        87,378
                                                              ---------      ---------      ---------     ---------      ---------
Total Assets                                                  $  95,641      $ 179,628      $ 657,976     $(210,361)     $ 722,884
                                                              =========      =========      =========     =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt             $  38,780      $      --      $   2,750     $      --      $  41,530
  Accounts payable                                                3,569         23,131          6,750            --         33,450
  Accrued expenses                                               10,345         13,299          9,264            --         32,908
  Foreman guarantee                                                  --             --         19,370            --         19,370
                                                              ---------      ---------      ---------     ---------      ---------
     Total current liabilities                                   52,694         36,430         38,134            --        127,258
Non-current Deferred Income Taxes                                   474            212          1,607            --          2,293
Senior subordinated notes due 2005                                   --             --        125,000            --        125,000
Senior subordinated notes due 2008                                   --             --        148,325            --        148,325
Loan notes to Pifco shareholders                                     --         11,271             --            --         11,271
Other notes payable                                              46,881             --         50,359            --         97,240
                                                              ---------      ---------      ---------     ---------      ---------
     Total liabilities                                          100,049         47,913        363,425            --        511,387
Stockholders' Equity                                             (4,408)       131,715        294,551     $(210,361)       211,497
                                                              ---------      ---------      ---------     ---------      ---------
Total Liabilities and Stockholders' Equity                    $  95,641      $ 179,628      $ 657,976     $(210,361)     $ 722,884
                                                              =========      =========      =========     =========      =========

CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2000
(IN THOUSANDS)

                                                             GUARANTOR        OTHER                                    CONSOLIDATED
                                                            SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS      TOTALS
                                                            ------------   ------------   ------------  ------------   ------------
                        ASSETS
Current Assets:
  Cash                                                        $     125      $     951     $   6,530             --      $   7,606
  Accounts receivable                                            27,038         12,224        90,588             --        129,850
  Inventories                                                    62,569          7,313       149,348             --        219,230
  Prepaid expenses and other current assets                       3,088            262         6,796                        10,146
  Intercompany                                                  (17,506)        41,023       (23,517)            --             --
  Deferred income taxes                                           1,985             --         1,728                         3,713
                                                              ---------      ---------     ---------      ---------      ---------
     Total current assets                                        77,299         61,773       231,473             --        370,545
Property, Plant and Equipment, Net of
   Accumulated Depreciation                                      17,463          2,899        14,281             --         34,643
Investments in Subsidiaries                                        (225)            --        49,524        (49,299)            --
Patents and Trademarks, Net of
  Accumulated Amortization                                       12,025             --       115,049             --        127,074
Other Intangibles, Net of Accumulated Amortization,
  and Other Non-current Assets                                   12,935          6,348        12,731             --         32,014
                                                              ---------      ---------     ---------      ---------      ---------
Total Assets                                                  $ 119,497      $  71,020     $ 423,058      $ (49,299)     $ 564,276
                                                              =========      =========     =========      =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt             $  68,437      $      --     $  43,718      $      --      $ 112,155
  Accounts payable                                                5,904          7,382        21,827             --         35,113
  Accrued expenses                                               10,540          1,548         8,940             --         21,028
  Income taxes payable                                           (5,705)         8,419         1,864             --          4,578
                                                              ---------      ---------     ---------      ---------      ---------
     Total current liabilities                                   79,176         17,349        76,349             --        172,874
Non-current Deferred Income Taxes                                   779             --         1,750             --          2,529
Senior subordinated notes due 2005                                   --             --       125,000             --        125,000
Other notes payable                                              43,914             --        46,151             --         90,065
                                                              ---------      ---------     ---------      ---------      ---------
     Total liabilities                                          123,869         17,349       249,250             --        390,468
Stockholders' Equity                                             (4,372)        53,671       173,808      $ (49,299)       173,808
                                                              ---------      ---------     ---------      ---------      ---------
Total Liabilities and Stockholders' Equity                    $ 119,497      $  71,020     $ 423,058      $ (49,299)     $ 564,276
                                                              =========      =========     =========      =========      =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JUNE 30, 2001 (IN THOUSANDS)

                                                             GUARANTOR        OTHER                                    CONSOLIDATED
                                                            SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS      TOTALS
                                                            ------------   ------------   ------------  ------------   ------------

Net Sales                                                     $ 202,331      $ 242,689      $ 565,009     $(217,915)     $ 792,114
Cost of Goods Sold                                              158,345        213,075        314,751      (211,915)       474,256
Distribution Expenses                                            15,521            633         33,241                       49,395
                                                              ---------      ---------      ---------     ---------      ---------
    Gross Profit                                                 28,465         28,981        217,017        (6,000)       268,463
Selling, General and Administrative expenses                     32,217          7,641        123,027        (6,000)       156,885
                                                              ---------      ---------      ---------     ---------      ---------
    Operating Income (Loss)                                      (3,752)        21,340         93,990            --        111,578
Interest Expense, Net                                               817           (379)       (38,170)           --        (37,732)
Equity in Earnings of Subsidiaries                                  101             --         15,698       (15,799)            --
                                                              ---------      ---------      ---------     ---------      ---------
    Income (Loss) Before Income Taxes                            (2,834)        20,961         71,518       (15,799)        73,846
Income Tax Expense (Benefit)                                       (802)         3,130         25,364                       27,692
                                                              ---------      ---------      ---------     ---------      ---------
    Net Income (Loss)                                         $  (2,032)     $  17,831      $  46,154     $ (15,799)     $  46,154
                                                              =========      =========      =========     =========      =========



CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JULY 1, 2000
(IN THOUSANDS)

                                                             GUARANTOR        OTHER                                    CONSOLIDATED
                                                            SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS      TOTALS
                                                            ------------   ------------   ------------  ------------   ------------

Net Sales                                                     $ 151,326      $ 141,117     $ 648,181      $(103,322)     $ 837,302
Cost of Goods Sold                                              121,165         98,651       344,756        (97,322)       467,250
Distribution Expenses                                            10,681            310        26,648             --         37,639
                                                              ---------      ---------     ---------      ---------      ---------
    Gross Profit                                                 19,480         42,156       276,777         (6,000)       332,413
Selling, General and Administrative expenses                     23,085          7,377       132,287         (6,000)       156,749
                                                              ---------      ---------     ---------      ---------      ---------
    Operating Income (Loss)                                      (3,605)        34,779       144,490             --        175,664
Interest Expense, Net                                               122          1,917       (30,800)            --        (28,761)
Equity in Earnings of Subsidiaries                                 (298)            --        28,241        (27,943)            --
                                                              ---------      ---------     ---------      ---------      ---------
    Income (Loss) Before Income Taxes                            (3,781)        36,696       141,931        (27,943)       146,903
Income Tax Expense (Benefit)                                       (956)         5,928        50,115             --         55,087
                                                              ---------      ---------     ---------      ---------      ---------
    Net Income (Loss)                                         $  (2,825)     $  30,768     $  91,816      $ (27,943)     $  91,816
                                                              =========      =========     =========      =========      =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JUNE 26, 1999 (IN THOUSANDS)

                                                             GUARANTOR        OTHER                                    CONSOLIDATED
                                                            SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS      TOTALS
                                                            ------------   ------------   ------------  ------------   ------------

Net Sales                                                     $  53,513      $  35,528     $ 433,865      $ (16,790)     $ 506,116
Cost of Goods Sold                                               41,060         12,196       243,060        (10,790)       285,526
Distribution Expenses                                             4,158            173        17,290             --         21,621
                                                              ---------      ---------     ---------      ---------      ---------
    Gross Profit                                                  8,295         23,159       173,515         (6,000)       198,969
Selling, General and Administrative expenses                     10,493          4,483       120,612         (6,000)       129,588
                                                              ---------      ---------     ---------      ---------      ---------
    Operating Income (Loss)                                      (2,198)        18,676        52,903             --         69,381
Interest Expense, Net                                                14            114       (15,646)            --        (15,518)
Equity in Earnings of Subsidiaries                                    9             --        14,324        (14,333)            --
                                                              ---------      ---------     ---------      ---------      ---------
    Income (Loss) Before Income Taxes                            (2,175)        18,790        51,581        (14,333)        53,863
Income Tax Expense (Benefit)                                       (622)         2,904        17,038             --         19,320
                                                              ---------      ---------     ---------      ---------      ---------
    Net Income (Loss)                                         $  (1,553)     $  15,886     $  34,543      $ (14,333)     $  34,543
                                                              =========      =========     =========      =========      =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 30, 2001
(IN THOUSANDS)

                                                               GUARANTOR       OTHER                                   CONSOLIDATED
                                                              SUBSIDIARIES  SUBSIDIARIES  SALTON, INC.  ELIMINATIONS      TOTALS
                                                              ------------  ------------  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $  (2,032)    $  17,831     $  46,154      $ (15,799)     $  46,154
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on note payable                                --            --         6,033             --          6,033
      Deferred income tax provision                                   --            --         1,524             --          1,524
      Depreciation and amortization                                4,699         1,112        17,783             --         23,594
      Loss on disposal of equipment                                  423            --                                         423
      Equity in net income of investees and
        consolidated subsidiaries                                   (101)         (545)      (15,445)        15,799           (292)
      Purchase reduction of note payable
        and other non cash items                                      --            --         2,777             --          2,777
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                      (12,371)       (8,799)      (25,089)            --        (46,259)
        Inventories                                                5,957          (986)       37,786             --         42,757
        Prepaid expenses and other current assets                   (149)          (50)          437             --            238
        Intercompany                                              41,055        83,933      (124,988)            --             --
        Accounts payable                                          (2,368)       12,468       (15,077)            --         (4,977)
        Taxes payable                                                751        (4,894)      (19,305)            --        (23,448)
        Accrued expenses                                          (1,064)       (1,236)       (2,151)            --         (4,451)
                                                               ---------     ---------     ---------      ---------      ---------
            NET CASH FROM OPERATING ACTIVITIES                    34,800        98,834       (89,561)            --         44,073
                                                               ---------     ---------     ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                      (1,072)       (1,024)       (7,461)            --         (9,557)
        Increase in other non-current assets                          --            --       (13,422)            --        (13,422)
        Acquisition of businesses, net of cash acquired               --       (60,741)       (2,820)            --        (63,561)
        Additional payment for patents and trademarks                 --            --        (2,043)            --         (2,043)
        Additions to intangibles, patents and trademarks              --            --        (9,382)            --         (9,382)
                                                               ---------     ---------     ---------      ---------      ---------
           NET CASH FROM INVESTING ACTIVITIES                     (1,072)      (61,765)      (35,128)            --        (97,965)
                                                               ---------     ---------     ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) of revolving line of credit
         and other debt                                          (48,065)           --            --             --        (48,065)
        Repayment of long-term debt                              (53,621)           --       (20,003)            --        (73,624)
        Proceeds from long-term debt                              75,000            --            --             --         75,000
        Proceeds from senior subordinated notes                                              148,284             --        148,284
        Costs associated with refinancing                             --            --        (7,798)            --         (7,798)
        Common stock issued                                           --            --           265             --            265
        Treasury stock purchase                                       --            --       (17,654)            --        (17,654)
                                                               ---------     ---------     ---------      ---------      ---------
        NET CASH FROM FINANCING ACTIVITIES                       (26,686)           --       103,094             --         76,408
                                                               ---------     ---------     ---------      ---------      ---------
The effect of exchange rate changes on cash                           --           (25)           --             --            (25)
Cash, beginning of the period                                        125           951         6,530             --          7,606
Net Change in Cash                                                 7,042        37,044       (21,595)            --         22,491
                                                               ---------     ---------     ---------      ---------      ---------
Cash, end of period                                            $   7,167     $  37,995     $ (15,065)     $      --      $  30,097
                                                               =========     =========     =========      =========      =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 1, 2000
(IN THOUSANDS)

                                                                 GUARANTOR       OTHER                                 CONSOLIDATED
                                                                SUBSIDIARIES  SUBSIDIARIES  SALTON, INC. ELIMINATIONS      TOTALS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   (2,825)   $   30,768    $   91,816    $  (27,943)   $   91,816
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Imputed interest on note payable                                  --            --         6,336            --         6,336
      Deferred income tax provision                                 (1,057)           --         2,850            --         1,793
      Depreciation and amortization                                  4,272           468        14,335            --        19,075
      Equity in net income of investees and
        consolidated subsidiaries                                      298          (321)      (28,241)       27,943          (321)
      Purchase reduction of note payable
        and other non cash items                                        --            --         1,662            --         1,662
      Changes in assets and liabilities:
        Accounts receivable                                         (2,987)        4,232       (34,916)           --       (33,671)
        Inventories                                                (16,747)       (5,892)      (52,467)           --       (75,106)
        Prepaid expenses and other current assets                   (1,206)         (134)       (2,456)           --        (3,796)
        Intercompany                                               (15,729)      (37,392)       53,121            --            --
        Accounts payable                                             2,510         6,423       (14,817)           --        (5,884)
        Taxes payable                                                  146         5,102          (670)           --         4,578
        Accrued expenses                                            (1,321)           69           415            --          (837)
                                                                ----------    ----------    ----------    ----------    ----------
            NET CASH FROM OPERATING ACTIVITIES                     (34,646)        3,323        36,968            --         5,645
                                                                ----------    ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (1,042)       (3,099)       (9,835)           --       (13,976)
        Acquisition of the George Foreman Trademark                     --            --       (22,750)                    (22,750)
        Additions to intangibles, patents and trademarks                --            --          (737)           --          (737)
        Equity Investment                                               --        (6,027)       (3,588)                     (9,615)
                                                                ----------    ----------    ----------    ----------    ----------
           NET CASH FROM INVESTING ACTIVITIES                       (1,042)       (9,126)      (36,910)           --       (47,078)
                                                                ----------    ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds  from revolving line of credit                 36,367            --            --            --        36,367
        Repayment of long-term debt                                   (591)           --           (34)           --          (625)
        Costs associated with refinancing                               --            --          (616)           --          (616)
        Common stock issued                                             --            --         2,669            --         2,669
                                                                ----------    ----------    ----------    ----------    ----------
        NET CASH FROM FINANCING ACTIVITIES                          35,776            --         2,019            --        37,795
                                                                ----------    ----------    ----------    ----------    ----------
The effect of exchange rate changes on cash                             --             4            --            --             4
Cash, beginning of the period                                           37         6,750         4,453            --        11,240
Net Change in Cash                                                      88        (5,799)        2,077            --        (3,634)
                                                                ----------    ----------    ----------    ----------    ----------
Cash, end of period                                             $      125    $      951    $    6,530    $       --    $    7,606
                                                                ==========    ==========    ==========    ==========    ==========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 26, 1999
(IN THOUSANDS)

                                                                 GUARANTOR       OTHER                                 CONSOLIDATED
                                                                SUBSIDIARIES  SUBSIDIARIES  SALTON, INC. ELIMINATIONS      TOTALS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   (1,553)   $   15,886    $   34,543    $  (14,333)   $   34,543
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities
      Imputed interest on note payable                                  --            --                          --            --
      Deferred income tax provision                                  3,209            --           900            --         4,109
      Depreciation and amortization                                  2,283            75         4,943            --         7,301
      Equity in net income of investees and
       consolidated subsidiaries                                        (9)           --       (14,324)       14,333            --
      Purchase reduction of note payable
       and other non cash items                                         --            --          (208)           --          (208)
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                         14,605       (14,208)      (12,573)           --       (12,176)
        Inventories                                                 (5,807)         (222)      (20,377)           --       (26,406)
        Prepaid expenses and other current assets                      (52)          (64)       (1,249)           --        (1,365)
        Intercompany                                                13,687           586       (14,273)           --            --
        Accounts payable                                            (3,928)          959        17,685            --        14,716
        Taxes payable                                               (3,853)        3,317        (3,754)           --        (4,290)
        Accrued expenses                                            (3,519)         (116)        2,603            --        (1,032)
                                                                ----------    ----------    ----------    ----------    ----------
            NET CASH FROM OPERATING ACTIVITIES                      15,063         6,213        (6,084)           --        15,192
                                                                ----------    ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (895)          (28)       (4,467)           --        (5,390)
        Acquisition of business, net of cash acquired                6,119            65      (114,310)           --      (108,126)
                                                                ----------    ----------    ----------    ----------    ----------
           NET CASH FROM INVESTING ACTIVITIES                        5,224            37      (118,777)           --      (113,516)
                                                                ----------    ----------    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments) of revolving line of credit               (20,000)           --          (475)           --       (20,475)
        Repayment of long-term debt                                   (125)           --       (90,000)           --       (90,125)
        Proceeds from long-term debt                                    --            --       260,000            --       260,000
        Repayment of other debt                                       (125)           --            --                        (125)
        Costs associated with refinancing                               --            --        (8,065)           --        (8,065)
        Common stock issued                                             --            --         1,489            --         1,489
        Preferred stock issued                                          --            --        40,000                      40,000
        Costs associated with preferred stock issuance                  --            --        (2,999)                     (2,999)
        Treasury stock purchase                                         --            --       (70,799)           --       (70,799)
                                                                ----------    ----------    ----------    ----------    ----------
        NET CASH FROM FINANCING ACTIVITIES                         (20,250)           --       129,151            --       108,901
                                                                ----------    ----------    ----------    ----------    ----------
The effect of exchange rate changes on cash                             --             2            --            --             2
Cash, beginning of the period                                           --           498           163            --           661
Net Change in Cash                                                      37         6,252         4,290            --        10,579
                                                                ----------    ----------    ----------    ----------    ----------
Cash, end of period                                             $       37    $    6,750    $    4,453    $       --    $   11,240
                                                                ==========    ==========    ==========    ==========    ==========

18.    SUBSEQUENT EVENTS

       WESTCLOX, BIG BEN AND SPARTUS BRANDS - On Aug. 7, 2001 Salton announced that it acquired the trademarks, other intellectual property assets and molds, intellectual property, rights and patents related to these brands for $9.8 million of the Westclox(R), Big Ben(R), and Spartus(R) brands from the bankrupt General Time Corporation, until recently, the largest producer and marketer of alarm, wall and occasional clocks in North America.

              On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated our guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, we now have only two installments remaining under the note as well as our outstanding guarantee obligation to the other venture participants.

                                     PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON REPORT 8-K(A)(1) FINANCIAL STATEMENTS

         The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                                            Page
SALTON
Independent Auditors' Report                                                  45
Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000              46
Consolidated Statements of Earnings for the Years Ended
         June 30, 2001, July 1, 2000 and June 26, 1999                        47
Consolidated Statements of Stockholders' Equity for the Years Ended
         June 30, 2001, July 1, 2000 and June 26, 1999                        48
Consolidated Statements of Cash Flows for the Years Ended
         June 30, 2001, July 1, 2000 and June 26, 1999                        49
Notes to the Consolidated Financial Statements                                51


         (a)(2) FINANCIAL STATEMENTS SCHEDULES

         The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                                            Page
Schedule VIII - Valuation and Qualifying Accounts                             80

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3) EXHIBITS

         See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

         (b) REPORTS ON FORM 8-K

         (i) Current Report on Form 8-K dated September 13, 2001 reporting under Item 5 Other Events the announcement of our fiscal 2001 financial results.

         (ii)     Current Report on Form 8-K dated June 4, 2001 reporting under
                  Item 5 Other Events the Company's acquisition of Pifco Holdings PLC and our execution of a $150 million interest rate swap agreement

         (iii)    Current Report on Form 8-K dated May 10, 2001 reporting under
                  Item 5 Other Events the announcement of our third quarter results.

         (iv)     Current Report on Form 8-K dated May 2, 2001 reporting under
                  Item 5 Other Events our recommended cash offer to acquire the entire issued capital of Pifco Holdings PLC.

         (v)      Current Report on Form 8-K dated April 9, 2001 reporting under
                  Item 5 Other Events our preliminary third quarter estimates and our intention to issue $150 million of senior subordinated notes.

         (vi) Current Report on Form 8-K dated February 6, 2001 reporting under Item 5 Other Events the announcement of our financial results for second quarter.

         (vii) Current Report on Form 8-K dated January 8, 2001 reporting under Item 5 Other Events the announcement of our preliminary expectations for the second quarter.

         (viii) Current Report on Form 8-K dated November 8, 2000 reporting under Item 5 Other Events the announcement of our fiscal 2001 first quarter earnings results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of September, 2001.

                                          SALTON, INC.



                                          By: /s/  Leonard Dreimann
                                             ----------------------------------
                                                   Leonard Dreimann
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 2001.

Signature
     /s/   LEONHARD DREIMANN                           Chief Executive Officer and Director
-----------------------------------------------        (Principal Executive Officer)
                  Leonhard Dreimann

    /s/   WILLIAM B. RUE                               President and Chief Operating Officer and Director
-----------------------------------------------
                   William B. Rue

     /s/   JOHN E. THOMPSON                            Senior Vice President and Chief Financial Officer
-----------------------------------------------        (Principal Accounting and Financial Officer)
                  John E. Thompson

     /s/   DAVID C. SABIN                              Chairman of the Board and Director
-----------------------------------------------
                   David C. Sabin

     /s/   FRANK DEVINE                                Director
-----------------------------------------------
                    Frank Devine

     /s/   BERT DOORNMALEN                             Director
-----------------------------------------------
                   Bert Doornmalen

                                                       Director
-----------------------------------------------
                 Robert A. Bergmann

                                                       Director
-----------------------------------------------
                  Bruce G. Pollack

                                                       Director
-----------------------------------------------
                   Bruce J. Walker

         The following pages contain the Financial Statement Schedules as specified by 12(a) and 14(a)(2) of Part IV of Form 10-K. The report of Deloitte & Touche LLP with respect to the schedule required by 14(a)(2) appears at page 45 of this Form 10-K

                                  EXHIBIT 12(a)

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  SALTON, INC.

                                                                                           YEAR ENDED
(THOUSANDS, EXCEPT RATIOS)                                               2001       2000       1999       1998       1997
                                                                       --------   --------   --------   --------   --------
Fixed Charges
  Interest and amortization of debt issuance costs on
  all indebtedness                                                     $ 39,043   $ 31,102   $ 15,864   $  7,336   $  4,967
  Add interest element implicit in rentals                                3,724      1,923      1,158        521        394
                                                                       --------   --------   --------   --------   --------
   Total fixed charges                                                 $ 42,767   $ 33,025   $ 17,022   $  7,857   $  5,361
Income
  Income before income taxes                                           $ 73,846   $146,903   $ 53,863   $ 32,186   $  6,400
  Add fixed charges                                                      42,767     33,025     17,022      7,857      5,361
                                                                       --------   --------   --------   --------   --------
  Income before fixed charges and income taxes                         $116,613   $179,928   $ 70,885   $ 40,043   $ 11,761
                                                                       ========   ========   ========   ========   ========
Ratio of earnings to fixed charges                                         2.73       5.45       4.16       5.10       2.19




                        VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED JUNE 30, 2001

                                  SALTON, INC.

                                                            CHARGED TO
                                                            NET SALES,
                                           BEGINNING        COSTS AND                              ENDING
                                            BALANCE         EXPENSES            DEDUCTIONS         BALANCE
                                       ---------------   ---------------   ---------------    ---------------
Year Ended June 27, 1998:
  Allowance for returns,
    allowances and doubtful accounts   $     2,400,000   $    21,752,000   $   (21,152,000)   $     3,000,000
Year Ended June 26, 1999:
  Allowance for returns,
    allowances and doubtful accounts   $     3,000,000   $    31,606,000   $   (28,504,000)   $     6,102,000
Year Ended July 1, 2000:
  Allowance for returns,
    allowances and doubtful accounts   $     6,102,000   $    45,593,000   $   (44,584,000)   $     7,111,000
Year Ended June 30, 2001:
  Allowance for returns,
    allowances and doubtful accounts   $     7,111,000   $    47,854,000   $   (45,742,000)   $     9,223,000

    EXHIBIT NUMBER                  DESCRIPTION OF DOCUMENT
    --------------                  -----------------------
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

         4.4                        Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank Minnesota, N.A., as trustee, relating to
                                    $250,000,000 in aggregate principal amount and maturity of 12 1/4% senior subordinated notes due 2008. Incorporated by Reference to the Quarterly Report on Form 10-Q for the
                                    fiscal quarter ended March 31, 2001.

         4.5                        Form of Note for Registrant's 12 1/4% senior subordinated notes due April 15,
                                    2008.  Incorporated by Reference to the Quarterly Report on Form 10-Q for the
                                    fiscal quarter ended March 31, 2001.

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

         10.20                      The Salton, Inc. 1998 Employee Stock Option Plan. Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on December 2,
                                    1998.


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

         10.24                      Second amended and restated credit agreement, among Salton, Inc., as borrower, the several lenders from time to time parties hereto, Lehman Brothers Inc., as arranger, Lehman Commercial Paper Inc., as syndication agent, and administration agent and Fleet National Bank as documentation agent dated as of December 10, 1999. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 1999.

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

         10.32                      The Salton, Inc. 1999 Employee Stock Option Plan. Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed December 9, 1999.

         10.33                      Salton, Inc. 2001 Employee Stock Option Plan

         10.34                      Third amended and restated credit agreement among Salton, as borrower, the several lenders from time to time parties thereto, Lehman Brothers, Inc., as arranger, Firstar Bank, N.A. as syndication agent, Lehman Commercial Paper
                                    Inc., as syndication agent, and Fleet National Bank, as documentation agent dated as of September 26, 2000.  Incorporated by reference to the Quarterly
                                    Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

         10.35                      First Amendment, dated as of April 13, 2001, to the third amended and restated
                                    credit agreement, dated as of September 26, 2000 among the Registrant, the several banks and financial institutions or entities parties thereto, Lehman
                                    Brothers Inc., as advisor and book runner, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet
                                    National Bank, N.A., as documentation agent.  Incorporated by reference to
                                    Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

         21.1                       Subsidiaries of the Company. Incorporated by reference to the Registrant's
                                    Registration Statement on Form S-4 (Registration No. 333-63296).

         23.1                       Consent of Deloitte & Touche LLP