Form 10-Q
period 2001-09-29
SALTON INC
filed 2001-11-13
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended September 29, 2001 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From ________ to ________.

     Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                               36-3777824
                 -------------------                      -------------------
           (State of other jurisdiction of                 (I.R.S. Employer
            Incorporation or organization)              Identification Number)

                1955 West Field Court                           60045
                   Lake Forest, IL                            (Zip Code)
       (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2001, 10,983,002 shares of its $.01 par value Common Stock.

                                                                      PAGE NO.
                                                                      --------

PART I             FINANCIAL INFORMATION

          Item 1:  Consolidated Financial Statements

                   Consolidated Balance Sheets - September 29, 2001
                   (Unaudited) and  June 30, 2001                           3

                   Consolidated Statements of Earnings (Unaudited)
                   Thirteen weeks ended September 29, 2001 and
                   September 30, 2000                                       4

                   Consolidated Statements of Cash Flows (Unaudited)
                   Thirteen weeks ended September 29, 2001 and
                   September 30, 2000                                       5

                   Notes to Consolidated Financial Statements (Unaudited)   6

          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     15

PART II            OTHER INFORMATION

          Item 1:  Legal Proceedings                                       20

          Item 6:  Exhibits and Reports on Form 8-K                        21

                   Signature                                               22

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              (UNAUDITED)
                                                              SEPTEMBER 29,   JUNE 30,
(IN THOUSANDS EXCEPT SHARE DATA)                                  2001         2001
                                                              ------------- ----------
ASSETS
CURRENT ASSETS:
  Cash                                                         $  45,269    $  30,097
  Accounts receivable, net of allowances                         230,434      185,881
  Inventories                                                    236,699      192,502
  Prepaid expenses and other current assets                        9,850       10,100
  Prepaid income taxes                                             9,613       14,907
  Deferred income taxes                                            4,649        4,419
                                                               ---------    ---------
       Total current assets                                      536,514      437,906
Property Plant and Equipment:
  Land                                                             3,853        3,768
  Buildings                                                       14,424       14,169
  Molds and tooling                                               43,582       41,715
  Warehouse equipment                                              6,966        8,939
  Office furniture and equipment                                  19,543       16,116
                                                               ---------    ---------
                                                                  88,368       84,707
   Less accumulated depreciation                                 (39,448)     (36,983)
                                                               ---------    ---------
NET PROPERTY, PLANT AND EQUIPMENT                                 48,920       47,724
Patents and Trademarks, net of accum amortization                136,238      132,128
Cash in escrow for Pifco loan notes                               17,748       17,748
Intangibles, net of accum amort and Other Non-current Assets      98,820       87,378
                                                               ---------    ---------
TOTAL ASSETS                                                   $ 838,240    $ 722,884
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt              $ 171,240    $  41,530
  Accounts payable                                                35,599       33,450
  Accrued expenses                                                39,646       32,908
  Foreman guarantee                                                1,540       19,370
                                                               ---------    ---------
       Total current liabilities                                 248,025      127,258

Non-current Deferred Income Taxes                                  2,301        2,293
Senior subordinated notes due 2005                               125,000      125,000
Senior subordinated notes due 2008                               157,706      148,325
Loan notes to Pifco shareholders                                  11,595       11,271
Other notes payable                                               72,151       97,240
                                                               ---------    ---------
                                                                 616,778      511,387
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 2,000,000
    shares;40,000 shares issued
  Common stock, $.01 par value; authorized, 20,000,000
    shares; issued and outstanding, 2002-10,982,542 shares,
     2001-11,363,934 shares                                          146          144
  Treasury stock - at cost                                       (67,019)     (47,865)
  Additional paid-in capital                                      93,271       72,932
  Accumulated other comprehensive income (loss)                      239       (1,174)
  Retained earnings                                              194,825      187,460
                                                               ---------    ---------
        Total stockholders' equity                               221,462      211,497
                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 838,240    $ 722,884
                                                               =========    =========


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                       13 WEEKS ENDED
                                               -------------------------------
                                                September 29,    September 30,
                                                   2001              2000
                                               -----------       -----------
NET SALES                                      $   198,350       $   207,246
Cost of goods sold                                 117,147           117,987
Distribution expenses                               13,348             9,989
                                               -----------       -----------
GROSS PROFIT                                        67,855            79,270
Selling, general and administrative expenses        44,560            35,583
                                               -----------       -----------
OPERATING INCOME                                    23,295            43,687
Interest expense, net                               11,603             9,283
                                               -----------       -----------
INCOME BEFORE INCOME TAXES                          11,692            34,404
Income tax expense                                   4,327            12,902
                                               -----------       -----------
NET INCOME                                     $     7,365       $    21,502
                                               ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      11,059,729        11,595,724

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 15,056,304        15,938,749

Net income per common share: Basic             $      0.67       $      1.85

Net income per common share: Diluted           $      0.49       $      1.35



                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                       13 WEEKS ENDED
                                                                 ---------------------------
                                                                 SEPTEMBER 29, SEPTEMBER 30,
                                                                     2001         2000
                                                                 ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   7,365    $  21,502
  Adjustments to reconcile net income to net cash
   from operating activities:
    Imputed interest on notes payable                                 1,453        2,672
    Gain on sale of investments                                        (200)
    Depreciation and amortization                                     7,188        5,719
    Equity in income of unconsolidated affiliate                       (231)          --
    Purchase reduction of note payable and other non-cash items          --           12
    Changes in assets and liabilities:
       Accounts receivable                                          (44,081)     (58,605)
       Inventories                                                  (43,484)      (6,458)
       Prepaid expenses and other current assets                        349       (3,342)
       Accounts payable                                               1,986       (3,699)
       Taxes payable                                                  4,965        7,782
       Accrued expenses                                              14,709        3,082
                                                                  ---------    ---------
          NET CASH FROM OPERATING ACTIVITIES                        (49,981)     (31,335)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (2,883)      (2,280)
  Increase in other non-current assets                                 (704)        (653)
  Proceeds from sale of investment                                      501           --
  Acquisition of business                                            (6,091)      (2,820)
  Foreman guarantee payment                                         (18,029)          --
  Acquisitions of intangibles, patents and trademarks                (9,810)      (1,207)
                                                                  ---------    ---------
         NET CASH FROM INVESTING ACTIVITIES                         (37,016)      (6,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt         111,000       41,973
  Repayment of long-term debt                                        (7,449)     (64,250)
  Proceeds from long-term debt                                           --       75,000
  Costs associated with refinancing                                    (331)      (2,756)
  Common stock issued                                                    39          102
  Purchase of treasury stock                                         (1,125)          --
                                                                  ---------    ---------
          NET CASH FROM FINANCING ACTIVITIES                        102,134       50,069
                                                                  ---------    ---------
The effect of exchange rate changes on cash                              35          (20)
Net change in cash                                                   15,172       11,754
Cash, beginning of period                                            30,097        7,606
                                                                  ---------    ---------
Cash, end of period                                               $  45,269    $  19,360
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                        $   2,093    $   3,769
  Income taxes                                                    $      27    $   5,046

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property assets and molds of the Stiffel Company, a premier designer of lamps and related products for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock, subject to certain guarantee provisions. In the quarter ended March 31, 2001, the Company agreed to satisfy the guarantee provision with cash (see Note 4).


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared from Salton's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Company has approximately $43.8 million in goodwill recorded in its consolidated balance sheet as of September 29, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the Company). The Company recorded $.5 million in amortization expense related to goodwill in the first quarter of fiscal 2002. The Company will also assess the useful lives of its patents and trademarks for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. The Company has $136.2 million of patents and trademarks as of September 29, 2001 and recorded $2.5 million of related amortization expense in the first quarter of fiscal 2002. The Company intends to adopt SFAS No. 142 for the 2003 fiscal year.

3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

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

4.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments, principally an interest rate swap, to manage the interest rate risk associated with its borrowings and to manage the Company's allocation of fixed and variable-rate debt.

     At September 29, 2001, the Company had an interest rate swap contract to pay variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness. As of September 29, 2001, the Company's balance sheet included an asset of approximately $9.3 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was an increase in the fair value recorded on the hedged debt, and resulted in no net earnings impact.

5.   EVENTS OF THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

     Coachmaster International Corporation

     The Company had a loan and security agreement with Coachmaster International Corporation ("CMI"), whereby the Company loaned CMI $12.5 million as of September 29, 2001. In the quarter ended September 29, 2001, the Company foreclosed on the collateral pledged by CMI. The Company elected to take title to the tangible and intangible assets through Icebox, LLC , a wholly owned subsidiary of the Company.

     Westclox, Big Ben and Spartus Brands

     On August 7, 2001 the Company acquired the trademarks, certain rights and patents and other intellectual property, as well as assets and molds, related to the Westclox(R), Big Ben(R), and Spartus(R) brands from the bankrupt General Time Corporation for $9.8 million.

    Other

    On July 2, 2001, the Company took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, the Company now has only two installments remaining under the note as well as the outstanding guarantee obligation to the other venture participants.


6.  COMPREHENSIVE INCOME

    For the 13 weeks ended September 29, 2001 and September 30, 2000, components of other comprehensive income include foreign currency translation adjustments.

                                           13 Weeks Ended
                                        ----------------------
(Dollars in Thousands)                   9/29/01     9/30/00
                                        ----------------------

Net Income                              $   7,365   $  21,502
Other comprehensive income (loss)           1,413        (455)
                                        ---------   ---------
                                        $   8,778   $  21,047
                                        =========   =========

    Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $(523) as of September 29, 2001 and June 30, 2001, as well as foreign currency translation adjustments of $762 and $(651) as of September 29, 2001 and June 30, 2001.

7.  OPERATING SEGMENTS

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

Product Information - Net Sales

                                           13 Weeks Ended
                                        ----------------------
(Dollars in Thousands)                   9/29/01     9/30/00
                                        ----------------------
Small appliances                        $ 176,976   $ 189,584
Salton at Home                             16,275      14,893
Personal care/wellness                      5,099       2,769
                                        ---------   ---------
Total                                   $ 198,350   $ 207,246
                                        =========   =========

    Revenues by geographic area are based upon revenues generated from each country's operations. Sales generated in Europe for the quarter ended September 29, 2001 were approximately $19.9 million. Sales to any one foreign geographic area did not exceed 10% of net sales for 2000. The Company had approximately $46.4 million of long-lived assets in Europe as of September 29, 2001. Long-lived assets in any one foreign geographical area did not exceed 10% of total long-lived assets as of September 30, 2000.

8.  LEGAL PROCEEDINGS

    In September 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against us and our principal executive officers alleging that we tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms.
Evans was hired by us, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. We believe that we have valid defenses against the claims made against us by the Fitness Centers. Ms. Evans has agreed to indemnify us against matters relating to her services to us.

    On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal such breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's action, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with K-Mart. The terms of the agreement between us and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court.

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

9.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

    The payment obligations of the Company under the 12 1/4% senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Salton, Inc.

 CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 29, 2001
 (IN THOUSANDS)


                                                            GUARANTOR        OTHER                                   CONSOLIDATED
                                                          SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS       TOTALS
                                                          -------------------------------------------------------------------------
                         ASSETS
Current Assets:
  Cash                                                    $   4,333       $  27,054    $  13,882        $    --      $  45,269
  Accounts receivable                                        47,920          34,287      148,227             --        230,434
  Inventories                                                73,161          31,751      131,787             --        236,699
  Prepaid expenses and other current assets                   2,552           1,226        6,072             --          9,850
  Intercompany                                               35,351         (62,249)      26,898             --           --
  Prepaid income taxes                                        3,464          (6,331)      12,480             --          9,613
  Deferred income taxes                                       2,299            (196)       2,546             --          4,649
                                                          ---------------------------------------------------------------------
     Total current assets                                   169,080          25,542      341,892             --        536,514

Property, Plant and Equipment,
   Net of Accumulated Depreciation                           13,675          17,466       17,779             --         48,920
Investments in Subsidiaries                                    (354)           --        148,252         (147,898)        --
Patents and Trademarks, Net of Accumulated Amortization      11,423            --        124,815             --        136,238
Cash in escrow for Pifco loan notes                            --            17,748         --               --         17,748
Other Intangibles, Net of Accumulated Amortization, and        --              --           --               --
  Other Non-current Assets                                   26,185         123,107       46,764          (97,236)      98,820
                                                          ---------------------------------------------------------------------
Total Assets                                              $ 220,009       $ 183,863    $ 679,502        $(245,134)   $ 838,240
                                                          =====================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt         $ 149,774       $    --      $  21,466        $    --      $ 171,240
  Accounts payable                                            4,812          22,884        7,903             --         35,599
  Accrued expenses                                           12,820          11,206       15,620             --         39,646
  Foreman guarantee                                            --              --          1,540             --          1,540
                                                          ---------------------------------------------------------------------
     Total current liabilities                              167,406          34,090       46,529             --        248,025
Non-current Deferred Income Taxes                               474             220        1,607             --          2,301
Senior subordinated notes due 2005                             --              --        125,000             --        125,000
Senior subordinated notes due 2008                             --              --        157,706             --        157,706
Loan notes to Pifco shareholders                               --            11,595         --               --         11,595
Other notes payable                                          42,189            --         29,962             --         72,151
                                                          ---------------------------------------------------------------------
     Total liabilities                                      210,069          45,905      360,804             --        616,778
Stockholders' Equity                                          9,940         137,958      318,698        $(245,134)     221,462
                                                          ---------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 220,009       $ 183,863    $ 679,502        $(245,134)   $ 838,240
                                                          =====================================================================


CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
(IN THOUSANDS)


                                                           GUARANTOR       OTHER                                       CONSOLIDATED
                                                          SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS       TOTALS
                                                          --------------------------------------------------------------------------
                         ASSETS
Current Assets:
  Cash                                                      $   8,242     $  15,615      $   6,240       $    --         $  30,097
  Accounts receivable                                          39,474        30,729        115,678            --           185,881
  Inventories                                                  57,034        23,906        111,562            --           192,502
  Prepaid expenses and other current assets                     3,281           460          6,359            --            10,100
  Intercompany                                                (58,561)      (42,910)       101,471            --              --
  Prepaid income taxes                                          4,940        (4,930)        14,897            --            14,907
  Deferred income taxes                                         2,299          (426)         2,546            --             4,419
                                                            ------------------------------------------------------------------------
     Total current assets                                      56,709        22,444        358,753            --           437,906
Property, Plant and Equipment,
   Net of Accumulated Depreciation                             13,629        17,134         16,961            --            47,724
Investments in Subsidiaries                                      (141)         --          127,448        (127,307)           --
Patents and Trademarks, Net of Accumulated Amortization        11,169         3,702        117,257            --           132,128
Cash in escrow for Pifco loan notes                              --          17,748           --              --            17,748
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                     14,275       118,600         37,557         (83,054)         87,378
                                                            ------------------------------------------------------------------------
Total Assets                                                $  95,641     $ 179,628      $ 657,976       $(210,361)      $ 722,884
                                                            ========================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt           $  38,780     $    --        $   2,750       $    --         $  41,530
  Accounts payable                                              3,569        23,131          6,750            --            33,450
  Accrued expenses                                             10,345        13,299          9,264            --            32,908
  Foreman guarantee                                              --            --           19,370            --            19,370
                                                            ------------------------------------------------------------------------
     Total current liabilities                                 52,694        36,430         38,134            --           127,258
Non-current Deferred Income Taxes                                 474           212          1,607            --             2,293
Senior subordinated notes due 2005                               --            --          125,000            --           125,000
Senior subordinated notes due 2008                               --            --          148,325            --           148,325
Loan notes to Pifco shareholders                                 --          11,271           --              --            11,271
Other notes payable                                            46,881          --           50,359            --            97,240
                                                            ------------------------------------------------------------------------
     Total liabilities                                        100,049        47,913        363,425            --           511,387
Stockholders' Equity                                           (4,408)      131,715        294,551       $(210,361)        211,497
                                                            ------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $  95,641     $ 179,628      $ 657,976       $(210,361)      $ 722,884
                                                            ========================================================================


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
SEPTEMBER 29, 2001
(IN THOUSANDS)

                                                        GUARANTOR          OTHER                                       CONSOLIDATED
                                                       SUBSIDIARIES     SUBSIDIARIES    SALTON, INC.   ELIMINATIONS       TOTALS
                                                       ----------------------------------------------------------------------------
Net Sales                                                 $ 54,693         $  99,407        $117,830      $(73,580)       $198,350
Cost of Goods Sold                                          36,201            87,581          65,445       (72,080)        117,147
Distribution Expenses                                        5,704               955           6,689            --          13,348
                                                          -------------------------------------------------------------------------
    Gross Profit                                            12,788            10,871          45,696        (1,500)         67,855
Selling, General and Administrative expenses                10,974             5,438          29,648        (1,500)         44,560
                                                          -------------------------------------------------------------------------
    Operating Income (Loss)                                  1,814             5,433          16,048            --          23,295
Interest Expense, Net                                          (23)              159          11,467            --          11,603
Equity in Earnings of Subsidiaries                            (225)               --           5,212        (4,987)             --
                                                          -------------------------------------------------------------------------
    Income (Loss) Before Income Taxes                        1,612             5,274           9,793        (4,987)         11,692
Income Tax Expense (Benefit)                                   812             1,087           2,428            --           4,327
                                                          -------------------------------------------------------------------------
    Net Income (Loss)                                     $    800         $   4,187        $  7,365      $ (4,987)       $  7,365
                                                          =========================================================================


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
SEPTEMBER 30, 2000
(IN THOUSANDS)


                                                    GUARANTOR         OTHER                                         CONSOLIDATED
                                                   SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS        TOTALS
                                                   -----------------------------------------------------------------------------
Net Sales                                           $ 43,158         $ 62,772         $154,620       $(53,304)         $207,246
Cost of Goods Sold                                    34,569           51,372           83,850        (51,804)          117,987
Distribution Expenses                                  3,074               74            6,841             --             9,989
                                                    ----------------------------------------------------------------------------
  Gross Profit                                         5,515           11,326           63,929         (1,500)           79,270
Selling, General and Administrative expenses           7,203            1,137           28,743         (1,500)           35,583
                                                    ----------------------------------------------------------------------------
  Operating Income (Loss)                             (1,688)          10,189           35,186             --            43,687
Interest Expense, Net                                   (554)              32            9,805             --             9,283
Equity in Earnings of Subsidiaries                       182             --              7,680         (7,862)             --
                                                    ----------------------------------------------------------------------------
  Income (Loss) Before Income Taxes                     (952)          10,157           33,061         (7,862)           34,404
Income Tax Expense (Benefit)                            (260)           1,603           11,559             --            12,902
                                                    ----------------------------------------------------------------------------
    Net Income (Loss)                               $   (692)        $  8,554         $ 21,502       $ (7,862)         $ 21,502
                                                    ============================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
(IN THOUSANDS)

                                                                 GUARANTOR      OTHER                                  CONSOLIDATED
                                                               SUBSIDIARIES  SUBSIDIARIES  SALTON, INC.   ELIMINATIONS      TOTALS
                                                              ----------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                            $     800      $   4,187      $   7,365     $ (4,987)    $    7,365
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Imputed interest on note payable                               --              324          1,129           --          1,453
     Gain on Sale of Investment                                     --             (200)          --             --           (200)
     Depreciation and amortization                                 1,080          1,282          4,826           --          7,188
     Equity in net income of unconsolidated affiliate/
       consolidated subsidiaries                                     225           (231)        (5,212)       4,987           (231)
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                        (8,446)        (3,086)       (32,549)          --        (44,081)
       Inventories                                               (16,127)        (7,132)       (20,225)          --        (43,484)
       Prepaid expenses and other current assets                     815           (748)           282           --            349
       Intercompany                                              (93,912)        18,696         75,216           --           --
       Accounts payable                                            1,243           (410)         1,153           --          1,986
       Taxes payable                                               1,476          1,082          2,407           --          4,965
       Accrued expenses                                            2,738          3,123          8,848           --         14,709
                                                               ---------------------------------------------------------------------
           NET CASH FROM OPERATING ACTIVITIES                   (110,108)        16,887         43,240           --        (49,981)
                                                               ---------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          (72)          (569)        (2,242)          --         (2,883)
       Increase in other non-current assets                          (30)           174           (848)          --           (704)
       Proceeds from sale of investment                             --              501           --             --            501
       Acquisition of businesses, net of cash acquired              --           (5,589)          (502)          --         (6,091)
       Additional payment for patents and trademarks                --             --          (18,029)          --        (18,029)
       Additions to intangibles, patents and trademarks             --             --           (9,810)          --         (9,810)
                                                               ---------------------------------------------------------------------
          NET CASH FROM INVESTING ACTIVITIES                        (102)        (5,483)       (31,431)          --        (37,016)
                                                               ---------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds (repayments) of revolving line of credit     111,000           --             --             --        111,000
       Repayment of long-term debt                                (4,699)          --           (2,750)          --         (7,449)
       Proceeds from long-term debt                                 --             --             --             --              0
       Proceeds from senior subordinated notes                      --             --             --             --              0
       Costs associated with refinancing                            --             --             (331)          --           (331)
       Common stock issuance                                        --             --               39           --             39
       Treasury stock purchase                                      --             --           (1,125)          --         (1,125)
                                                               ---------------------------------------------------------------------
       NET CASH FROM FINANCING ACTIVITIES                        106,301           --           (4,167)          --        102,134
                                                               ---------------------------------------------------------------------

The effect of exchange rate changes on cash                         --               35           --             --             35

Cash, beginning of the period                                      8,242         15,615          6,240           --         30,097

Net Change in Cash                                                (3,909)        11,439          7,642           --         15,172
                                                               ---------------------------------------------------------------------
Cash, end of period                                            $   4,333      $  27,054      $  13,882      $    --     $   45,269
                                                               =====================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS)


                                                                 GUARANTOR      OTHER                                   CONSOLIDATED
                                                               SUBSIDIARIES  SUBSIDIARIES  SALTON, INC.  ELIMINATIONS       TOTALS
                                                               ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $   (691)   $  8,553        $ 21,502        $ (7,862)     $ 21,502
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Imputed interest on note payable                               --            --           2,672            --           2,672
     Depreciation and amortization                                 1,407         191           4,121            --           5,719
     Equity in income of unconsolidated affiliate/
       consolidated subsidiaries                                    (182)         --          (7,680)          7,862          --
     Purchase reduction of note payable
        and other non cash items                                    --            --              12            --              12
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                        (9,475)     (7,639)        (41,491)           --         (58,605)
       Inventories                                                (9,168)      2,689              21            --          (6,458)
       Prepaid expenses and other current assets                    (565)       (252)         (2,525)           --          (3,342)
       Intercompany                                              (50,806)      3,176          47,630            --            --
       Accounts payable                                           (1,322)      2,839          (5,216)           --          (3,699)
       Taxes payable                                                (247)     (2,404)         10,433            --           7,782
       Accrued expenses                                            1,040        (444)          2,486            --           3,082
                                                                --------------------------------------------------------------------
           NET CASH FROM OPERATING ACTIVITIES                    (70,009)      6,709          31,965            --         (31,335)
                                                                --------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (351)       (261)         (1,668)           --          (2,280)
        Increase in other non-current assets                         (11)         --            (642)           --            (653)
        Acquisition of businesses, net of cash acquired               45          --          (2,865)           --          (2,820)
        Additions to intangibles, patents and trademarks            --            --          (1,207)           --          (1,207)
                                                                --------------------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                       (317)       (261)         (6,382)           --          (6,960)
                                                                --------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds (repayments) from revolving line of credit           41,973          --              --            --          41,973
        Repayment of long-term debt                              (44,250)         --         (20,000)           --         (64,250)
        Proceeds from long-term debt                              75,000          --              --            --          75,000
        Costs associated with refinancing                           --            --          (2,756)           --          (2,756)
        Treasury stock purchase                                     --            --             102            --             102
                                                                --------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                        72,723          --         (22,654)           --          50,069
                                                                --------------------------------------------------------------------

The effect of exchange rate changes on cash                         --           (20)             --            --             (20)

Cash, beginning of the period                                        125         951           6,530            --           7,606

Net Change in Cash                                                 2,397       6,428           2,929            --          11,754
                                                                --------------------------------------------------------------------
Cash, end of period                                             $  2,522    $  7,379        $  9,459        $   --        $ 19,360
                                                                ====================================================================


10.  SUBSEQUENT EVENTS

         In October 2001, the Company amended the Credit Agreement to revise certain financial covenants.

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

    The general slowdown in the retail sector which began during our second fiscal quarter of 2001 has continued to have an adverse effect on our sales. During our fourth fiscal quarter of 2001 we experienced a shift in our customers' buying patterns from higher-priced products to lower price point products. This continued into the first quarter of fiscal 2002 and we expect this shift to continue into the second quarter of fiscal 2002. Our wide range of products at different price points has allowed us to adapt to this shift in buying patterns. This shift to lower priced products also lowered gross margins as opening and mid-price point products generally have lower gross margins than our higher price point products. Our products, and our market leading position in so many categories, gives us a solid foundation to actively face the difficult economic environment.

    On June 4, 2001, we acquired Pifco Holdings PLC, a United Kingdom based producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products.

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000.

    Net Sales. Net sales in the quarter ended September 29, 2001 ("first quarter of fiscal 2002") were $198.4 million, a decrease of approximately $8.8 million or 4.3%, compared to net sales of $207.2 million in the quarter ended September 30, 2000 ("first quarter of fiscal 2001"). Decreased sales of most product lines were partially offset by sales from product lines acquired in fiscal 2001, primarily Russell Hobbs(R), Aircore(R), Haden(R), Pifco(R) and Stiffel(R). While George Foreman(TM) product line sales decreased in sales dollars in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001, we did experience higher unit volume as retailers chose to purchase smaller, more promotional products. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 3.2% of net sales in the first quarter of fiscal 2002 compared to 6.8% of net sales in the first quarter of fiscal 2001.

    Gross Profit. Gross profit in the first quarter of fiscal 2002 was $67.9 million or 34.2% of net sales as compared to $79.3 million or 38.3% of net sales in the same period in fiscal 2001. Cost of goods sold during the first quarter of fiscal 2002 increased to 59.1% of net sales compared to 57.0% in the same period in fiscal 2001. The increase was due to a change in product mix to lower price-point items, as well as closeout sales of certain discontinued inventory. Distribution expenses were $13.3 million or 6.7% of net sales in the first quarter of fiscal 2002 compared to $10.0 million or 4.8% of net sales in the same period in fiscal 2001. Distribution expenses increased as a percentage of net sales in part due to the costs associated with the conversion of and continuing expenses of two former manufacturing facilities currently used as warehouse facilities. Additionally, a trend that began in the fourth quarter of fiscal 2001 continued as retailers reduced the size of individual orders, but ordered more frequently, thereby increasing our handling costs.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, increased to 22.5% or $44.6 million in the first quarter of fiscal 2002 compared to 17.2% or $35.6 million for the same period in fiscal 2001. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.8% of net sales or $21.5 million in the first quarter of fiscal 2002 when compared to 9.6% of net sales or $19.9 million in the same period in fiscal 2001. The increase in these expenses from the prior year is primarily related to television advertising spending, as well as increased cooperative advertising to support our customers efforts to market our products. The remaining selling, general and administrative costs increased to 11.6% of net sales or $23.1 million in the first quarter of fiscal 2002 compared to 7.6% of net sales or $15.7 million in the first quarter of fiscal 2001. The increase in these expenses is from amortization expense related to the acquisition of various intangibles and trade names during the past year, expenses of the newly acquired Salton Europe and additional administrative expenses required to support the activities of the Company.

    Operating Income. As a result of the foregoing, operating income decreased by $20.4 million or 46.7%, to $23.3 million in the first quarter of fiscal 2002 from $43.7 million in the same period in fiscal 2001. Operating income as a percentage of net sales decreased to 11.7% in the first quarter of fiscal 2002 from 21.1% in the same period of fiscal 2001.

    Net Interest Expense. Net interest expense was approximately $11.6 million for the first quarter of fiscal 2002 compared to $9.3 million in the first quarter of fiscal 2001. Interest expense includes approximately $.8 million in the first quarter of fiscal 2002 and $2.5 million in the same period of fiscal 2001 of imputed interest related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.2% in the first quarter of fiscal 2002 compared to 9.9% in fiscal 2001. The average amount of all debt outstanding was $409 million for the first quarter of fiscal 2002 compared to $340.9 million for the same period in fiscal 2001. This increase was used to support the businesses and trade names acquired in the past year and to purchase Salton stock under our share repurchase program.

    Income Tax Expense. Tax expense was $4.3 million in the first quarter of fiscal 2002 as compared to $12.9 million in fiscal 2001.

    Net income. Net income decreased 65.6% to $7.4 million in the first quarter of fiscal 2002, compared to $21.5 million in the first quarter of fiscal 2001.

    Earnings per Share. Basic earnings per common share were $.67 per share on weighted average common shares outstanding of 11,059,729 in the first quarter of fiscal 2002 compared to earnings of $1.85 per share on weighted average common shares outstanding of 11,595,724 in the same period in fiscal 2001. Diluted earnings per common share were $.49 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,056,304 in the first quarter of fiscal 2002 compared to earnings of $1.35 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,938,749 in the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    During the first thirteen weeks of fiscal 2002, we used net cash of $49.8 million in operating activities and $37.2 million in investing activities. This resulted primarily from seasonal increases in accounts receivable and inventories, the payment to George Foreman in connection with the guarantee obligation related to stock issued to him in lieu of the third payment under the note payable to him. The purchase of the Westclox, Big Ben and Spartus brands, and additional payments to shareholders and expenses related to the Pifco acquisition. The above was financed primarily by increases under the revolving line of credit. In October 2001, we amended the Third Amended and Restated Credit Agreement ("Credit Agreement") to revise certain financial covenants.

    At September 29, 2001, we had debt outstanding of $191.9 million under the Credit Agreement and had the ability to borrow up to an additional $24.5 million under the revolving credit facility. Typically, given the seasonal nature of our business, borrowings tend to be the highest in mid-fall and early winter.

    On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, we now have only two installments remaining under the note as well as the outstanding guarantee obligation to the other venture participants.

    Our principal uses of liquidity are to satisfy debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under the Credit Agreement. We anticipate capital expenditures of approximately $16 million and $18 million for fiscal years 2002 and 2003. We have incurred approximately $2.9 million for capital expenditures during the thirteen weeks ended September 29, 2001.

    The Credit Agreement and the indentures governing our senior subordinated notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. These agreements do allow, under certain circumstances, for the Company to repurchase or redeem capital stock and/or pay dividends up to $50.0 million and make acquisitions for up to $40.0 million in cash. In addition, under the Credit Agreement, Salton is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

    Our ability to make scheduled principal and interest payments on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our rate of growth, ability to effectively manage our inventory, the terms under which we extend credit to customers and our ability to collect under such terms and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Credit Agreement, other sources of debt fundings and issuance of additional equity securities, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sale of assets or additional financing could be obtained.

SEASONALITY

    Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the months of August through November primarily due to increased demand by customers for our products attributable to holiday sales. This seasonality has also resulted in additional interest expense during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141. "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations," and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

    The Company has approximately $43.8 million in goodwill recorded in its consolidated balance sheet as of September 29, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the Company). The Company recorded $.5 million in amortization expense related to goodwill in the first quarter of fiscal 2002. The Company will also assess the useful lives of its patents and trademarks for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. The Company has $136.2 million of patents and trademarks as of September 29, 2001 and recorded $2.5 million of related amortization expense in the first quarter of fiscal 2002. The Company intends to adopt SFAS No. 142 for the 2003 fiscal year.

FORWARD LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of our products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; our relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the availability and success of future acquisitions; international business activities; the risks relating to pending legal proceedings; the risks related to intellectual property rights; the risks relating to regulatory matters and other factors both referenced and not referenced in our filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against us and our principal executive officers alleging that we tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by us, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. We believe that we have valid defenses against the claims made against us by the Fitness Centers. Ms. Evans has agreed to indemnify us against matters relating to her services to us.

        On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal such breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with K-Mart. The terms of the agreement between us and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court.

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


ENVIRONMENTAL

         We are participating in environmental remediation activities at four sites which we own or operate. As of September 29, 2001, we have accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, we believe that any such excess will not have a material adverse effect on our financial condition or annual results of operations.

OTHER

        We are a party to various other actions and proceedings incident to our normal business operations. We believe that the outcome of such litigation will not have a material adverse effect on our financial condition or annual results of operations. We also have product liability and general liability insurance policies in amounts we believe are reasonable given our current level of business.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Third Amendment, dated as of October 16, 2001, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2000 among the Registrant, the several banks and financial institutions or entities parties thereto, Lehman Brothers Inc., as advisor, arranger and book runner, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet National Bank, N.A., as documentation agent.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2001             SALTON, INC.

                                     /s/  JOHN E. THOMPSON
                                     John E. Thompson
                                     Chief Financial Officer and
                                     Senior Vice-President
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT
--------------    -----------------------

    10.36 Third Amendment, dated as of October 16, 2001, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2000 among the Registrant, the several banks and financial institutions or entities parties thereto, Lehman Brothers Inc., as advisor, arranger and book runner, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet National Bank, N.A., as documentation agent.


       12         Computation of Ratio of Earnings to Fixed Charges