Form 10-Q
period 2001-12-29
SALTON INC
filed 2002-02-12
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the - Quarterly Period Ended December 29, 2001 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From __________ to _________.

      Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                      36-3777824
             ---------                                     ----------
       (State of other jurisdiction of                   (I.R.S. Employer
        Incorporation or organization)                Identification Number)

           1955 Field Court                                  60045
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 2002, 10,986,042 shares of its $.01 par value Common Stock.

                                                                        PAGE NO.
                                                                        --------
PART I                       FINANCIAL INFORMATION

          Item 1: Consolidated Financial Statements

                  Consolidated Balance Sheets - December 29, 2001
                  (Unaudited) and June 30, 2001                             3

                  Consolidated Statements of Earnings (Unaudited) Thirteen weeks ended December 29, 2001 and December 30, 2000 and Twenty-six weeks ended December 29, 2001 and
                  December 30, 2000                                         4

                  Consolidated Statements of Cash Flows (Unaudited) Twenty-six weeks ended December 29, 2001 and
                  December 30, 2000                                         5

                  Notes to Consolidated Financial Statements (Unaudited)    6

         Item  2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       16

PART II                      OTHER INFORMATION

         Item  1: Legal Proceedings                                         22

         Item  6: Exhibits and Reports on Form 8-K                          23

                  Signature                                                 24

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                DECEMBER 29,
(IN THOUSANDS EXCEPT SHARE DATA)                                    2001      JUNE 30, 2001
                                                                ------------  -------------
ASSETS
CURRENT ASSETS:
  Cash                                                           $  43,995      $  30,097
  Accounts receivable, net of allowances                           252,250        185,881
  Inventories                                                      239,673        192,502
  Prepaid expenses and other current assets                          9,924         10,100
  Prepaid income taxes                                                   -         14,907
  Deferred income taxes                                              4,649          4,419
                                                                 ---------      ---------
       Total current assets                                        550,491        437,906
Property Plant and Equipment:
  Land                                                               3,820          3,768
  Buildings                                                         14,375         14,169
  Molds and tooling                                                 47,346         41,715
  Warehouse equipment                                                9,026          8,939
  Office furniture and equipment                                    18,886         16,116
                                                                 ---------      ---------
                                                                    93,453         84,707
  Less accumulated depreciation                                    (42,540)       (36,983)
                                                                 ---------      ---------
NET PROPERTY, PLANT AND EQUIPMENT                                   50,913         47,724
Patents and Trademarks, net of accum amortization                  133,771        132,128
Cash in escrow for Pifco loan notes                                 17,733         17,748
Other intangibles, net of accum amort and
  Other Non-current Assets                                         106,517         87,378
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 859,425      $ 722,884
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                $ 156,659      $  41,530
  Accounts payable                                                  41,692         33,450
  Accrued expenses                                                  49,185         32,908
  Foreman guarantee                                                  1,696         19,370
  Income taxes payable                                               2,749              -
                                                                 ---------      ---------
       Total current liabilities                                   251,981        127,258

Non-current Deferred Income Taxes                                    2,298          2,293
Senior subordinated notes due 2005                                 125,000        125,000
Senior subordinated notes due 2008                                 153,171        148,325
Loan notes to Pifco shareholders                                    11,903         11,271
Other notes payable                                                 72,791         97,240
                                                                 ---------      ---------
                                                                   617,144        511,387
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 2,000,000
    shares;40,000 shares issued
  Common stock, $.01 par value; authorized, 40,000,000
    shares; issued and outstanding, 2002-10,984,184 shares,
    2001-11,363,934 shares                                             146            144
  Treasury stock - at cost                                         (67,019)       (47,865)
  Additional paid-in capital                                        93,134         72,932
  Accumulated other comprehensive income (loss)                          9         (1,174)
  Retained earnings                                                216,011        187,460
                                                                 ---------      ---------
       Total stockholders' equity                                  242,281        211,497
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 859,425      $ 722,884
                                                                 =========      =========

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                        13 WEEKS ENDED                 26 WEEKS ENDED
                                                 ----------------------------    ----------------------------
                                                 DECEMBER 29,    DECEMBER 30,    DECEMBER 29,    DECEMBER 30,
                                                     2001            2000            2001            2000
                                                 ------------    ------------    ------------    ------------
NET SALES                                        $   318,489     $   262,197     $   516,839     $   469,443
Cost of goods sold                                   186,279         149,896         303,426         267,884
Distribution expenses                                 18,428          14,449          31,776          24,438
                                                 -----------     -----------     -----------     -----------
GROSS PROFIT                                         113,782          97,852         181,637         177,121
Selling, general and administrative expenses          68,320          45,136         112,880          80,719
                                                 -----------     -----------     -----------     -----------
OPERATING INCOME                                      45,462          52,716          68,757          96,402
Interest expense, net                                 11,835          10,189          23,438          19,472
                                                 -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                            33,627          42,527          45,319          76,930
Income tax expense                                    12,441          15,948          16,768          28,850
                                                 -----------     -----------     -----------     -----------
NET INCOME                                       $    21,186     $    26,579     $    28,551     $    48,080
                                                 ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        10,983,074      12,116,774      11,021,401      11,856,249

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                  14,910,745      16,656,653      14,985,409      16,289,880

Net income per common share: Basic               $      1.93     $      2.19     $      2.59     $      4.06

Net income per common share: Diluted             $      1.42     $      1.60     $      1.91     $      2.95





                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                     26 WEEKS ENDED
                                                                               --------------------------
                                                                               DECEMBER 29,  DECEMBER 30,
                                                                                   2001          2000
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 28,551      $ 48,080
  Adjustments to reconcile net income to net cash from operating activities:
    Imputed interest on notes payable                                               2,906         3,779
    Gain on sale of investment                                                       (200)            -
    Depreciation and amortization                                                  15,062        11,809
    Loss on disposal of equipment                                                       -           315
    Equity in income of unconsolidated affiliate                                     (272)            -
    Purchase reduction of note payable and other non-cash items                         -           105
    Changes in assets and liabilities:
       Accounts receivable                                                        (66,088)      (73,849)
       Inventories                                                                (46,751)        3,530
       Prepaid expenses and other current assets                                      262          (626)
       Accounts payable                                                             8,154        (6,294)
       Taxes payable                                                               17,376       (10,743)
       Accrued expenses                                                            20,840           750
                                                                                 --------      --------
          NET CASH FROM OPERATING ACTIVITIES                                      (20,160)      (23,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (8,332)       (4,474)
  Increase in other non-current assets                                               (802)       (8,902)
  Proceeds from sale of investment                                                    501             -
  Acquisition of business                                                          (6,251)       (2,820)
  Additional payment for patents and trademarks                                   (18,029)            -
  Additions to intangibles, patents and trademarks                                (19,814)       (6,625)
                                                                                 --------      --------
          NET CASH FROM INVESTING ACTIVITIES                                      (52,727)      (22,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                        96,000        55,957
  Repayment of long-term debt                                                      (7,459)      (64,250)
  Proceeds from long-term debt                                                          -        75,000
  Costs associated with refinancing                                                (1,050)       (2,847)
  Common stock issued                                                                  56           131
  Purchase of treasury stock                                                       (1,125)       (5,351)
                                                                                 --------      --------
          NET CASH FROM FINANCING ACTIVITIES                                       86,422        58,640
                                                                                 --------      --------
The effect of exchange rate changes on cash                                           363           (14)
                                                                                 --------      --------
Net change in cash                                                                 13,898        12,661
Cash, beginning of period                                                          30,097         7,606
                                                                                 --------      --------
Cash, end of period                                                              $ 43,995      $ 20,267
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                       $ 19,013      $ 15,093
  Income taxes                                                                   $  2,926      $ 39,519

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property and molds of the Stiffel Company, a premier designer of lamps and related products, for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock, subject to certain guarantee provisions. In the quarter ended March 31, 2001, the Company agreed to satisfy the guarantee provisions with cash (see Note 5).

In the quarter ended December 30, 2000, the Company increased its investment in Amalgamated Appliance Holdings Limited, a South African manufacturer and distributor of electronics and appliances, to approximately 31% by issuing 109,000 shares of Salton, Inc. common stock.


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

    The Company has approximately $52.6 million in goodwill recorded in its consolidated balance sheet as of December 29, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the Company.) The Company recorded $1.5 million in amortization expense related to goodwill in the first half of fiscal 2002. The Company will also assess the useful lives of its patents, trademarks and other intangible assets for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. The Company has $24.4 million of other intangibles and $133.8 million of patents and trademarks as of December 29, 2001, net of accumulated amortization. The Company recorded $.7 million and $5.1 million of related amortization expense in the first half of fiscal 2002 for other intangibles and patents and trademarks, respectively.

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

    At December 29, 2001, the Company had an interest rate swap contract to pay variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness. As of December 29, 2001, the Company's balance sheet included an asset of approximately $4.7 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was an increase in the fair value recorded on the hedged debt, and resulted in no net earnings impact.

5.  EVENTS OF THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001

    Icebox LLC

    In the quarter ended September 29, 2001, the Company formed a wholly owned subsidiary, Icebox, LLC, to design and develop next generation kitchen products and e-commerce solutions. In the same quarter, Icebox, LLC took title to tangible and intangible assets of Coachmaster International Corporation (CMI) which were pledged as collateral by CMI in connection with $12.5 million of loans made by the Company, and upon which the Company had foreclosed. Such assets are directly related to the development of iCEBOX, a web-enabled kitchen entertainment and communications center. The capitalized costs associated with the iCEBOX approximate $18 million at December 29, 2001. Management believes such costs to be recoverable based upon projected future net cash flows to be generated through sale of the product.

    Acquisition of Intangible Assets

    In the quarter ended December 29, 2001, the Company acquired for $15 million the manufacturing, distribution, and intellectual property rights in connection with certain food grilling products in all countries, in addition to North America and select other locations, from a principal supplier.

    On August 7, 2001 the Company acquired the trademarks, certain rights and patents and other intellectual property, as well as assets and molds related to the Westclox (R), Big Ben(R), and Spartus(R) brands from the bankrupt General Time Corporation for $9.8 million.

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

6.  COMPREHENSIVE INCOME

    For the thirteen and twenty-six weeks ended December 29, 2001 and December 30, 2000, components of other comprehensive income include foreign currency translation adjustments.


                                         13 Weeks Ended               26 Weeks Ended
                                     -------------------------    ----------------------
(Dollars in Thousands)               12/29/2001     12/30/2000    12/29/2001  12/30/2000
                                     -----------    ----------    ----------  ----------
Net Income                             $21,186        $26,579      $28,551      $48,080
Other comprehensive income (loss)         (230)             6        1,183         (449)
                                       -------        -------      -------      -------
                                       $20,956        $26,585      $29,734      $47,631
                                       =======        =======      =======      =======


    Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $(523) as of December 29, 2001 and June 30, 2001, as well as foreign currency translation adjustments of $532 and $(651) as of December 29, 2001 and June 30, 2001.

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

Product Information - Net Sales


                                   13 Weeks Ended             26 Weeks Ended
                              ------------------------    ----------------------
(Dollars in Thousands)        12/29/2001    12/30/2000    12/29/2001  12/30/2000
                              ----------    ----------    ----------  ----------
Small appliances              $280,167      $234,145       $457,143    $423,729
Salton at Home                  29,759        19,689         46,034      34,436
Personal care/wellness           8,563         8,363         13,662      11,278
                              --------      --------       --------    --------
Total                         $318,489      $262,197       $516,839    $469,443
                              ========      ========       ========    ========

    Revenues by geographic area are based upon revenues generated from each country's operations. Sales generated in Europe for the thirteen and twenty-six weeks ended December 29, 2001 were approximately $33.7 million and $53.6 million, respectively. Sales to any one foreign geographic area did not exceed 10% of net sales for the first half of fiscal 2001. The Company had approximately $61.6 million of long-lived assets in Europe as of December 29, 2001. Long-lived assets in any one foreign geographical area did not exceed 10% of total long-lived assets as of December 30, 2000.

8.  LEGAL PROCEEDINGS

    In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against us and our principal Executive officers alleging that we tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by us, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. We settled this suit during the quarter ended December 29, 2001 without any payment to the plaintiffs.

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

9.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

    The payment obligations of the Company under the 12 1/4% senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. In the first half of fiscal 2002, the Company formed a new wholly owned subsidiary, Salton Toastmaster Logistics LLC, to which certain assets and operating activities were transferred from Salton, Inc. Such assets and operating activities are included in the Guarantor Subsidiary financial information as of July 1, 2001. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Salton, Inc.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2001
(IN THOUSANDS)


                                                          GUARANTOR        OTHER                                     CONSOLIDATED
                                                         SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS       TOTALS
                                                         ------------------------------------------------------------------------
                           ASSETS

Current Assets:
  Cash                                                    $   7,926    $  22,067       $  14,002       $      --        $  43,995
  Accounts receivable, net of allowances                    213,179       39,071              --              --          252,250
  Inventories                                               211,544       28,129              --              --          239,673
  Prepaid expenses and other current assets                   2,806        1,573           5,545              --            9,924
  Intercompany                                             (172,596)     (42,801)        215,397              --               --
  Deferred income taxes                                       2,299         (196)          2,546              --            4,649
                                                          -----------------------------------------------------------------------
     Total current assets                                   265,158       47,843         237,490              --          550,491
Property, Plant and Equipment,
   Net of Accumulated Depreciation                           14,219       19,771          16,923              --           50,913
Investments in Subsidiaries                                    (417)      79,408         362,449        (441,440)              --
Patents and Trademarks, Net of Accumulated Amortization      11,209           --         122,562              --          133,771
Cash in escrow for Pifco loan notes                              --       17,733              --              --           17,733
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                   25,566       40,473          40,478              --          106,517
                                                          -----------------------------------------------------------------------
Total Assets                                              $ 315,735    $ 205,228       $ 779,902       $(441,440)       $ 859,425
                                                          =======================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt         $ 134,765    $      --       $  21,894       $      --        $ 156,659
  Accounts payable                                            3,713       30,237           7,742              --           41,692
  Accrued expenses                                           20,922       12,609          15,654              --           49,185
  Income taxes payable                                        3,431        6,059          (6,741)             --            2,749
  Foreman guarantee                                              --           --           1,696              --            1,696
                                                          -----------------------------------------------------------------------
     Total current liabilities                              162,831       48,905          40,245              --          251,981
Non-current Deferred Income Taxes                               474          217           1,607              --            2,298
Senior subordinated notes due 2005                               --           --         125,000              --          125,000
Senior subordinated notes due 2008                               --           --         153,171              --          153,171
Loan notes to Pifco shareholders                                 --       11,903              --              --           11,903
Other notes payable                                          42,188           --          30,603              --           72,791
                                                          -----------------------------------------------------------------------
     Total liabilities                                      205,493       61,025         350,626              --          617,144
Stockholders' Equity                                        110,242      144,203         429,276       $(441,440)         242,281
                                                          -----------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 315,735    $ 205,228       $ 779,902       $(441,440)       $ 859,425
                                                          =======================================================================


CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
(IN THOUSANDS)

                                                          GUARANTOR      OTHER                                     CONSOLIDATED
                                                         SUBSIDIARIES  SUBSIDIARIES  SALTON, INC.   ELIMINATIONS      TOTALS
                                                         ----------------------------------------------------------------------
                         ASSETS
Current Assets:
  Cash                                                    $   8,242    $  15,615    $   6,240         $      --     $  30,097
  Accounts receivable, net of allowances                     39,474       30,729      115,678                --       185,881
  Inventories                                                57,034       23,906      111,562                --       192,502
  Prepaid expenses and other current assets                   3,281          460        6,359                --        10,100
  Intercompany                                              (58,561)     (42,910)     101,471                --            --
  Prepaid income taxes                                        4,940       (4,930)      14,897                --        14,907
  Deferred income taxes                                       2,299         (426)       2,546                --         4,419
                                                          -------------------------------------------------------------------
     Total current assets                                    56,709       22,444      358,753                --       437,906
Property, Plant and Equipment,
   Net of Accumulated Depreciation                           13,629       17,134       16,961                --        47,724
Investments in Subsidiaries                                    (141)          --      127,448          (127,307)           --
Patents and Trademarks, Net of Accumulated Amortization      11,169        3,702      117,257                --       132,128
Cash in escrow for Pifco loan notes                              --       17,748           --                --        17,748
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                   14,275      118,600       37,557           (83,054)       87,378
                                                          -------------------------------------------------------------------
Total Assets                                              $  95,641    $ 179,628    $ 657,976         $(210,361)    $ 722,884
                                                          ===================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt         $  38,780    $      --    $   2,750         $      --     $  41,530
  Accounts payable                                            3,569       23,131        6,750                --        33,450
  Accrued expenses                                           10,345       13,299        9,264                --        32,908
  Foreman guarantee                                              --           --       19,370                --        19,370
                                                          -------------------------------------------------------------------
     Total current liabilities                               52,694       36,430       38,134                --       127,258
Non-current Deferred Income Taxes                               474          212        1,607                --         2,293
Senior subordinated notes due 2005                               --           --      125,000                --       125,000
Senior subordinated notes due 2008                               --           --      148,325                --       148,325
Loan notes to Pifco shareholders                                 --       11,271           --                --        11,271
Other notes payable                                          46,881           --       50,359                --        97,240
                                                          -------------------------------------------------------------------
     Total liabilities                                      100,049       47,913      363,425                --       511,387
Stockholders' Equity                                         (4,408)     131,715      294,551         $(210,361)      211,497
                                                          -------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $  95,641    $ 179,628    $ 657,976         $(210,361)    $ 722,884
                                                          ===================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
DECEMBER 29, 2001
(IN THOUSANDS)


                                                GUARANTOR        OTHER                                   CONSOLIDATED
                                               SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS     TOTALS
                                               -----------------------------------------------------------------------
Net Sales                                      $ 510,824       $ 158,341    $ 118,090      $(468,766)      $ 318,489
Cost of Goods Sold                               425,480         136,891       91,174       (467,266)        186,279
Distribution Expenses                             23,312           1,379       (6,263)          --            18,428
                                               ---------------------------------------------------------------------
    Gross Profit                                  62,032          20,071       33,179         (1,500)        113,782
Selling, General and Administrative expenses      40,861          10,010       18,949         (1,500)         68,320
                                               ---------------------------------------------------------------------
    Operating Income                              21,171          10,061       14,230           --            45,462
Interest Expense, Net                              5,269             332        6,234           --            11,835
Equity in Earnings of Subsidiaries                   (49)           --         16,664        (16,615)           --
                                               ---------------------------------------------------------------------
    Income Before Income Taxes                    15,853           9,729       24,660        (16,615)         33,627
Income Tax Expense (Benefit)                       7,136           1,832        3,473           --            12,441
                                               ---------------------------------------------------------------------
    Net Income                                 $   8,717       $   7,897    $  21,187      $ (16,615)      $  21,186
                                               =====================================================================


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
DECEMBER 30, 2000
(IN THOUSANDS)


                                                GUARANTOR        OTHER                                   CONSOLIDATED
                                               SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS     TOTALS
                                               -----------------------------------------------------------------------
Net Sales                                         $ 59,785     $ 83,169       $198,865      $(79,621)        $262,197
Cost of Goods Sold                                  47,249       73,901        106,867       (78,121)         149,896
Distribution Expenses                                4,154          117         10,178          --             14,449
                                                  -------------------------------------------------------------------
    Gross Profit                                     8,382        9,151         81,820        (1,500)          97,852
Selling, General and Administrative expenses         9,163        1,936         35,537        (1,500)          45,136
                                                 --------------------------------------------------------------------
    Operating Income (Loss)                           (782)       7,215         46,283          --             52,716
Interest Expense, Net                                  (54)         269          9,974          --             10,189
Equity in Earnings of Subsidiaries                    (329)        --            5,861        (5,532)            --
                                                 --------------------------------------------------------------------
    Income (Loss) Before Income Taxes               (1,057)       6,946         42,170        (5,532)          42,527
Income Tax Expense (Benefit)                          (213)         571         15,590          --             15,948
                                                  -------------------------------------------------------------------
    Net Income (Loss)                             $   (844)    $  6,375       $ 26,580      $ (5,532)        $ 26,579
                                                  ===================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001
(IN THOUSANDS)


                                                    GUARANTOR        OTHER                                   CONSOLIDATED
                                                   SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS     TOTALS
                                                   -----------------------------------------------------------------------
Net Sales                                            $ 565,517      $ 257,543    $ 235,920     $(542,141)      $ 516,839
Cost of Goods Sold                                     461,682        224,267      156,618      (539,141)        303,426
Distribution Expenses                                   29,016          2,333          427          --            31,776
                                                     -------------------------------------------------------------------
    Gross Profit                                        74,819         30,943       78,875        (3,000)        181,637
Selling, General and Administrative expenses            51,837         15,447       48,596        (3,000)        112,880
                                                     -------------------------------------------------------------------
    Operating Income                                    22,982         15,496       30,279          --            68,757
Interest Expense, Net                                    5,245            492       17,701          --            23,438
Equity in Earnings of Subsidiaries                        (274)            --       21,875       (21,601)           --
                                                     -------------------------------------------------------------------
    Income Before Income Taxes                          17,463         15,004       34,453       (21,601)         45,319
Income Tax Expense (Benefit)                             7,948          2,918        5,902          --            16,768
                                                     -------------------------------------------------------------------
    Net Income                                       $   9,515      $  12,086    $  28,551     $ (21,601)      $  28,551
                                                     ====================================================================






CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000
(IN THOUSANDS)


                                                    GUARANTOR        OTHER                                   CONSOLIDATED
                                                   SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS     TOTALS
                                                   -----------------------------------------------------------------------
Net Sales                                            $ 102,244     $ 146,815     $ 353,485      $(133,101)     $ 469,443
Cost of Goods Sold                                      81,126       126,144       190,715       (130,101)       267,884
Distribution Expenses                                    7,227           190        17,021           --           24,438
                                                     -------------------------------------------------------------------
    Gross Profit                                        13,891        20,481       145,749         (3,000)       177,121
Selling, General and Administrative expenses            16,364         3,076        64,279         (3,000)        80,719
                                                     -------------------------------------------------------------------
    Operating Income (Loss)                             (2,473)       17,405        81,470           --           96,402
Interest Expense, Net                                     (609)          301        19,780           --           19,472
Equity in Earnings of Subsidiaries                        (145)         --          13,539        (13,394)          --
                                                     -------------------------------------------------------------------
    Income (Loss) Before Income Taxes                   (2,009)       17,104        75,229        (13,394)        76,930
Income Tax Expense (Benefit)                              (474)        2,175        27,149           --           28,850
                                                     -------------------------------------------------------------------
    Net Income (Loss)                                $  (1,535)    $  14,929     $  48,080      $ (13,394)     $  48,080
                                                     ===================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001
(IN THOUSANDS)


                                                               GUARANTOR        OTHER                                   CONSOLIDATED
                                                              SUBSIDIARIES   SUBSIDIARIES  SALTON, INC.   ELIMINATIONS     TOTALS
                                                              ----------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $   9,515      $  12,086    $  28,551     $ (21,601)     $  28,551
   Adjustments to reconcile net income to net cash
   from operating activities:
      Imputed interest on notes payable                              --              648        2,258          --            2,906
      Gain on sale of investment                                     --             (200)        --            --             (200)
      Depreciation and amortization                                 2,512          2,746        9,804          --           15,062
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                     274           (272)     (21,875)       21,601           (272)
      Changes in assets and liabilities:
        Accounts receivable                                      (173,705)        (8,061)     115,678          --          (66,088)
        Inventories                                               (43,512)        (3,803)         564          --          (46,751)
        Prepaid expenses and other current assets                     562         (1,108)         808          --              262
        Intercompany                                               94,063           (140)     (93,923)         --             --
        Accounts payable                                              144          7,018          992          --            8,154
        Taxes payable                                               8,371            849        8,156          --           17,376
        Accrued expenses                                           10,850            809        9,181          --           20,840
                                                                ------------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                    (90,926)        10,572       60,194          --          (20,160)
                                                                ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (681)        (4,219)      (3,432)         --           (8,332)
        Increase in other non-current assets                         --              186         (988)         --             (802)
        Proceeds from sale of investment                             --              501         --            --              501
        Acquisition of business                                      --             (951)      (5,300)         --           (6,251)
        Additional payment for patents and trademarks                --             --        (18,029)         --          (18,029)
        Additions to intangibles, patents and trademarks             --             --        (19,814)         --          (19,814)
                                                                ------------------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                        (681)        (4,483)     (47,563)         --          (52,727)
                                                                ------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds of revolving line of credit                   96,000           --           --            --           96,000
        Repayment of long-term debt                                (4,709)          --         (2,750)         --           (7,459)
        Costs associated with refinancing                            --             --         (1,050)         --           (1,050)
        Common stock issued                                          --             --             56          --               56
        Treasury stock purchase                                      --             --         (1,125)         --           (1,125)
                                                                ------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                         91,291           --         (4,869)         --           86,422
                                                                ------------------------------------------------------------------
The effect of exchange rate changes on cash                          --              363         --            --              363
Cash, beginning of the period                                       8,242         15,615        6,240          --           30,097
Net Change in Cash                                                   (316)         6,452        7,762          --           13,898
                                                                ------------------------------------------------------------------
Cash, end of period                                             $   7,926      $  22,067    $  14,002     $    --        $  43,995
                                                                ==================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000
(IN THOUSANDS)

                                                               GUARANTOR       OTHER                                  CONSOLIDATED
                                                              SUBSIDIARIES  SUBSIDIARIES  SALTON, INC.  ELIMINATIONS     TOTALS
                                                              --------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $ (1,535)     $ 14,929      $ 48,080      $(13,394)     $ 48,080
   Adjustments to reconcile net income (loss) to net cash
   from operating activities:
      Imputed interest on note payable                                 -             -         3,779             -         3,779
      Depreciation and amortization                                2,793           390         8,626             -        11,809
      Loss on disposal of equipment                                  315             -             -             -           315
      Equity in income of unconsolidated affiliate/
        consolidated subsidiaries                                    145             -       (13,539)       13,394             0
      Purchase reduction of note payable
        and other non cash items                                       -             -           105             -           105
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                      (21,826)      (11,028)      (40,995)            -       (73,849)
        Inventories                                               (7,028)        3,592         6,966             -         3,530
        Prepaid expenses and other current assets                   (446)       (1,568)        1,388             -          (626)
        Intercompany                                             (57,571)        1,848        55,723             -             -
        Accounts payable                                          (1,870)        4,347        (8,771)            -        (6,294)
        Taxes payable                                               (456)       (5,848)       (4,439)            -       (10,743)
        Accrued expenses                                           2,388          (403)       (1,235)                        750
                                                              ------------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                   (85,091)        6,259        55,688             -       (23,144)
                                                              ------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (528)         (514)       (3,432)            -        (4,474)
        Increase in other non-current assets                           -             -        (8,902)            -        (8,902)
        Acquisition of businesses, net of cash acquired                -             -        (2,820)            -        (2,820)
        Additions to intangibles, patents and trademarks               -             -        (6,625)            -        (6,625)
                                                              ------------------------------------------------------------------
            NET CASH FROM INVESTING ACTIVITIES                      (528)         (514)      (21,779)            -       (22,821)
                                                              ------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from revolving line of credit                55,957             -             -             -        55,957
        Repayment of long-term debt                              (44,250)            -       (20,000)            -       (64,250)
        Proceeds from long-term debt                              75,000             -             -             -        75,000
        Costs associated with refinancing                              -             -        (2,847)            -        (2,847)
        Common stock issued                                            -             -           131                         131
        Treasury stock purchase                                        -             -        (5,351)            -        (5,351)
                                                              ------------------------------------------------------------------
            NET CASH FROM FINANCING ACTIVITIES                    86,707             -       (28,067)            -        58,640
                                                              ------------------------------------------------------------------

The effect of exchange rate changes on cash                            -           (14)            -             -           (14)
Cash, beginning of the period                                        125           951         6,530             -         7,606
Net Change in Cash                                                 1,088         5,731         5,842             -        12,661
                                                              ------------------------------------------------------------------
Cash, end of period                                             $  1,213      $  6,682      $ 12,372      $      -      $ 20,267
                                                              ==================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R), Welbilt(R), Aircore(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, breadmakers, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R), Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet websites. We market and sell our products primarily through our own sales force and a network of independent commissioned sales representatives.

         The general slowdown in the retail sector which began during our second fiscal quarter of 2001 has continued to have an adverse effect on our sales. During our fourth fiscal quarter of 2001 we experienced a shift in our customers' buying patterns from higher-priced products to lower price point products. This continued into the second quarter of fiscal 2002 and we expect this shift to continue into the second half of fiscal 2002. Our wide range of products at different price points has allowed us to adapt to this shift in buying patterns. This shift to lower priced products also lowered gross margins as opening and mid-price point products generally have lower gross margins than our higher price point products. Gross margins were also reduced by the inclusion of recently acquired Salton Europe brands. Our products, and our market leading position in so many categories, gives us a solid foundation to actively face the difficult economic environment.

         As a result of current economic conditions and the uncertainty of the retail markets, we anticipate revenue for the second half of fiscal 2002 to be between $350 million to $375 million. We anticipate EPS for the second half to range between $0.40 per diluted share to $0.70 per diluted share. Similar to the first half of this fiscal year, we intend to be aggressive and promotional, from a marketing standpoint, during the second half.

         On June 4, 2001, we acquired Pifco Holdings PLC, a United Kingdom based producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products.

THIRTEEN WEEKS ENDED DECEMBER 29, 2001 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 30, 2000.

         Net Sales. Net sales in the quarter ended December 29, 2001 ("second quarter of fiscal 2002") were $318.5 million, an increase of approximately $56.3 million or 21.5%, compared to net sales of $262.2 million in the quarter ended December 30, 2000 ("second quarter of fiscal 2001"). Sales increases from the George Foreman(TM), Toastmaster(R), Melitta(R) and newly acquired Russell Hobbs(R), Haden(R), Aircore(R), Westclox(R), and Stiffel(R) brands more than offset decreased sales of White-Westinghouse(R), Juiceman(R), and Relaxor(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 2% of net sales in the second quarter of fiscal 2002 compared to 5% of net sales in the second quarter of fiscal 2001.

         Gross Profit. Gross profit in the second quarter of fiscal 2002 was $113.8 million or 35.7% of net sales as compared to $97.9 million or 37.3% of net sales in the same period in fiscal 2001. Cost of goods sold during the second quarter of fiscal 2002 increased to 58.5% of net sales compared to 57.2% in the same period in fiscal 2001. Distribution expenses were $18.4 million or 5.8% of net sales in the second quarter of fiscal 2002 compared to $14.4 million or 5.5% of net sales in the same period in fiscal 2001. Gross profit in the second quarter of fiscal 2002, as a percentage of net sales, decreased due to a change in product mix to lower price point items and the inclusion of recently acquired Salton Europe brands.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.4% of net sales or $68.3 million in the second quarter of fiscal 2002 compared to 17.2% of net sales or $45.1 million for the same period in fiscal 2001. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 11.6% of net sales or $37.0 million in the second quarter of fiscal 2002 when compared to 9.0% of net sales or $23.5 million in the same period in fiscal 2001. The increase in these expenses from the prior year is primarily related to increased cooperative advertising to support the marketing of our products as well as, increased television advertising. The remaining selling, general and administrative costs increased to 9.8% of net sales or $31.3 million in the second quarter of fiscal 2002 compared to 8.2% of net sales or $21.6 million in the second quarter of fiscal 2001. The increase in these expenses is from amortization expense related to the acquisition of various intangibles and trade names during the past year, expenses of the newly acquired Salton Europe and additional administrative expenses required to support the activities of the Company.

         Operating Income. As a result of the foregoing, operating income decreased by $7.2 million or 13.7%, to $45.5 million in the second quarter of fiscal 2002 from $52.7 million in the same period in fiscal 2001. Operating income as a percentage of net sales decreased to 14.3% in the second quarter of fiscal 2002 from 20.1% in the same period of fiscal 2001.

         Net Interest Expense. Net interest expense was approximately $11.8 million for the second quarter of fiscal 2002 compared to $10.2 million in the second quarter of fiscal 2001. In the second quarter of fiscal 2002, interest expense includes imputed interest of approximately $.8 million related to the note payable associated with the George Foreman name acquisition and $.7 million related to the loan notes issued to Pifco shareholders. In the second quarter of fiscal 2001, interest expense includes imputed interest of approximately $.9 million related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 7.9% in the second quarter of fiscal 2002 compared to 9.7% in the same period in fiscal 2001. The decrease in our weighted average annual interest rate is primarily due to lower interest rates and a higher proportion of variable rate debt. The average amount of all debt outstanding was $545.1 million for the second quarter of fiscal 2002 compared to $382.4 million for the same period in fiscal 2001. This increase was used to finance the working capital needed to support the growth of the business, as well as pay for acquisitions including Salton Europe (formerly Pifco Holdings, PLC).

         Income Tax Expense. Tax expense was $12.4 million in the second quarter of fiscal 2002 as compared to tax expense of $15.9 million in the same period in fiscal 2001.

         Net income. Net income decreased 20.3% to $21.2 million in the second quarter of fiscal 2002, compared to $26.6 million in the second quarter of fiscal 2001.

         Earnings per Share. Basic earnings per common share were $1.93 per share on weighted average common shares outstanding of 10,983,074 in the second quarter of fiscal 2002 compared to earnings of $2.19 per share on weighted average common shares outstanding of 12,116,774 in the same period in fiscal 2001. Diluted earnings per common share were $1.42 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,910,745 in the second quarter of fiscal 2002 compared to earnings of $1.60 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,656,653 in the same period in fiscal 2001.

TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 30, 2000.

         Net Sales. Net sales in the twenty-six weeks ended December 29, 2001 ("first half of fiscal 2002") were $516.8 million, an increase of approximately $47.4 million or 10.1%, compared to net sales of $469.4 million in the twenty-six weeks ended December 30, 2000 ("first half of fiscal 2001"). Sales increases from the newly acquired Russell Hobbs(R), Haden(R), Aircore(R), Stiffel(R), Westclox(R), and Pifco(R) as well as increases in George Foreman(TM), Melitta(R) and Toastmaster(R) brands more than offset decreased sales of White-Westinghouse(R) and Juiceman(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 2% of net sales in the first half of fiscal 2002 compared to 6% of net sales in the first half of fiscal 2001.

         Gross Profit. Gross profit in the first half of fiscal 2002 was $181.6 million or 35.1% of net sales as compared to $177.1 million or 37.7% in the same period in fiscal 2001. Cost of goods sold during the first half of fiscal 2002 increased to 58.7% of net sales compared to 57.1% in the same period in fiscal 2001. Distribution expenses were $31.8 million or 6.2% of net sales in the first half of fiscal 2002 compared to $24.4 million or 5.2% of net sales in the same period in fiscal 2001. Gross profit in the first half of fiscal 2002 as a percentage of net sales decreased primarily due to a change in product mix to lower price point items and the inclusion of recently acquired Salton Europe brands. In addition, the Company incurred higher distribution costs when compared to the same period in fiscal 2001 due to increased costs associated with additional warehouse facilities.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.8% of net sales or $112.9 million in the first half of fiscal 2002 compared to 17.2% of net sales or $80.7 million for the same period in fiscal 2001. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 11.3% of net sales or $58.5 million in the first half of fiscal 2002 when compared to 9.2% of net sales or $43.2 million in the same period in fiscal 2001. The increase in these expenses from the prior year is primarily related to increased cooperative advertising to support the marketing of our products as well as, increased television advertising. The remaining selling, general and administrative costs increased to 10.5% of net sales or $54.4 million in the first half of fiscal 2002 compared to 8.0% of net sales or $37.5 million in the first half of fiscal 2001. The increase in these expenses is from amortization expense related to the acquisition of various intangibles and trade names during the past year, expenses of the newly acquired Salton Europe and additional administrative expenses required to support the activities of the Company.

         Operating Income. As a result of the foregoing, operating income decreased by $27.6 million or 28.6%, to $68.8 million in the first half of fiscal 2002 from $96.4 million in the same period in fiscal 2001. Operating income as a percentage of net sales decreased to 13.3% in the first half of fiscal 2002 from 20.5% in the same period of fiscal 2001.

         Net Interest Expense. Net interest expense was approximately $23.4 million for the first half of fiscal 2002 compared to $19.5 million in the first half of fiscal 2001. In the first half of fiscal 2002, interest expense includes imputed interest of approximately $1.7 million related to the note payable associated with the George Foreman name acquisition and $1.2 million related to the loan notes issued to Pifco shareholders. In the first half of fiscal 2001, interest expense includes imputed interest of approximately $3.4 million related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.5% in the first half of fiscal 2002 compared to 9.9% in fiscal 2001. The decrease in our weighted average annual interest rate is primarily due to lower interest rates and a higher proportion of variable rate debt. The average amount of all debt outstanding was $521.7 million for the first half of fiscal 2002 compared to $361.9 million for the same period in fiscal 2001. This increase was used to finance the working capital needed to support the growth of the business, as well as pay for acquisitions including Salton Europe (formerly Pifco Holdings, PLC).

         Income Tax Expense. Tax expense was $16.8 million in the first half of fiscal 2002 as compared to tax expense of $28.9 million in fiscal 2001.

         Net income. Net income decreased 40.5% to $28.6 million in the first half of fiscal 2002, compared to $48.1 million in the first half of fiscal 2001.

         Earnings per Share. Basic earnings per common share were $2.59 per share on weighted average common shares outstanding of 11,021,401 in the first half of fiscal 2002 compared to earnings of $4.06 per share on weighted average common shares outstanding of 11,856,249 in the same period in fiscal 2001. Diluted earnings per common share were $1.91 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,985,409 in the first half of fiscal 2002 compared to earnings of $2.95 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,289,880 in the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal 2002, we used net cash of $20.2 million in operating activities and $52.7 million in investing activities. The cash used in operating activities was primarily related to seasonal increases in accounts receivables and inventories. The cash used in investing activities was primarily related to the payment to George Foreman in connection with the guarantee obligation related to stock issued in lieu of the third payment under the note payable due to him; the purchase of the Westclox, Big Ben and Spartus brands; the purchase of manufacturing, distribution and intellectual property rights of certain food grilling products; and additional payments to shareholders and expenses related to the Pifco acquisition. The above was financed primarily by increases under the revolving line of credit and a portion of the proceeds from the $150 million 12 1/4% senior subordinated notes due 2008. In October 2001, we amended the Third Amended and Restated Credit Agreement ("Credit Agreement") to revise certain financial covenants.

         At December 29, 2001, we had debt outstanding of $176.9 million under the Credit Agreement and had the ability to borrow up to an additional $43.2 million under the revolving credit facility. Typically, given the seasonal nature of our business, borrowings tend to be the highest in mid-fall and early winter. We also had $125 million of 10 3/4% senior subordinated notes due 2005 and $153.2 million of 12 1/4% senior subordinated notes due 2008.

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

         Our principal uses of liquidity are to satisfy debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow from product sales and borrowings under the Credit Agreement. Future product sales are dependent upon such factors as economic conditions and the overall retail environment; the timely development, introduction and customer acceptance of our products; and competitive products and pricing among, other factors (see Forward Looking Statements for a complete listing of such factors). Adverse changes in such factors could impact future cash flows from our product sales, thereby limiting internally generated cash flows and requiring a review for possible impairment of assets recorded in connection with our products. We anticipate capital expenditures of approximately $16 million and $18 million for fiscal years 2002 and 2003, respectively. We have incurred approximately $8.3 million for capital expenditures during the first half of fiscal 2002.

         The Credit Agreement and the indentures governing our senior subordinated notes contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. These agreements do allow, under certain circumstances, for the Company to repurchase or redeem capital stock and/or pay dividends up to $50.0 million and make acquisitions for up to

$40.0 million in cash. In addition, under the Credit Agreement, we are required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

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

         We have approximately $52.6 million in goodwill recorded in our consolidated balance sheet as of December 29, 2001. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for us). We recorded $1.5 million in amortization expense related to goodwill in the first half of fiscal 2002. We will also assess the useful lives of our patents, trademarks and other intangible assets for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. We have $24.4 million of other intangibles and $133.8 million of patents and trademarks as of December 29, 2001, net of accumulated amortization. We recorded $.7 million and $5.1 million of related amortization expense in the first half of fiscal 2002 for other intangibles and patents and trademarks, respectively. We intend to adopt SFAS No. 142 for the 2003 fiscal year.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         In September, 1999, Linda Evans Fitness Centers, Inc. (the "Fitness Centers"), Mark Golub and Thomas Gergley filed suit against us and our principal executive officers alleging that we tortiously interfered with a contract between the Fitness Centers and Ms. Evans by hiring Ms. Evans to act as a spokesperson for the Rejuvenique(TM) facial toning system. Before Ms. Evans was hired by us, Ms. Evans had brought suit against the Fitness Centers seeking a determination that her contract with the Fitness Centers had been terminated on the basis of fraud and the failure of the Fitness Centers to make certain payments. We settled this suit during the quarter ended December 29, 2001 without any payment to the plaintiffs.

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


ENVIRONMENTAL

         We are participating in environmental remediation activities at four sites which we own or operate. As of December 29, 2001, we have accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, we believe that any such excess will not have a material adverse effect on our financial condition or annual results of operations.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None

(b) Reports on Form 8-K

         A current report on Form 8-K was filed on November 8, 2001 reporting, under Item 5 Other Events, the Company's announcement of its fiscal 2002 first quarter earnings results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 12, 2002           SALTON, INC.

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