Form 10-Q
period 2002-03-30
SALTON INC
filed 2002-05-13
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the Quarterly Period Ended March 30, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2002, 10,990,592 shares of its $.01 par value Common Stock.

                                                                                           PAGE NO.
                                                                                           --------
PART I            FINANCIAL INFORMATION

         Item 1:  Consolidated Financial Statements

                  Consolidated Balance Sheets - March 30, 2002                                 3
                  (Unaudited) and June 30, 2001

                  Consolidated Statements of Earnings (Unaudited)                              4
                  Thirteen weeks ended March 30, 2002 and March 31, 2001
                  and Thirty-nine weeks ended March 30, 2002 and March 31, 2001

                  Consolidated Statements of Cash Flows (Unaudited)                            5
                  Thirty-nine weeks ended March 30, 2002 and March 31, 2001

                  Notes to Consolidated Financial Statements (Unaudited)                       6

         Item 2:  Management's Discussion and Analysis of Financial Condition and             17
                  Results of Operations

PART II           OTHER INFORMATION

         Item 1:  Legal Proceedings                                                           23

         Item 6:  Exhibits and Reports on Form 8-K                                            24

                  Signature                                                                   25


                                  SALTON, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                              (UNAUDITED)
(IN THOUSANDS EXCEPT SHARE DATA)                            MARCH 30, 2002    JUNE 30, 2001
                                                            --------------    -------------
ASSETS

CURRENT ASSETS:
  Cash                                                        $  28,325         $  30,097
  Accounts receivable, net of allowances                        191,261           185,881
  Inventories                                                   236,069           192,502
  Prepaid expenses and other current assets                      11,931            10,100
  Prepaid income taxes                                            1,289            14,907
  Deferred income taxes                                           4,649             4,419
                                                              ---------         ---------
    Total current assets                                        473,524           437,906

Property Plant and Equipment:
  Land                                                            3,786             3,768
  Buildings                                                      14,278            14,169
  Molds and tooling                                              49,883            41,715
  Warehouse equipment                                             9,202             8,939
  Office furniture and equipment                                 20,164            16,116
                                                              ---------         ---------
                                                                 97,313            84,707
  Less accumulated depreciation                                 (45,116)          (36,983)
                                                              ---------         ---------
NET PROPERTY, PLANT AND EQUIPMENT                                52,197            47,724
Patents and Trademarks, net of accumulated amortization         131,818           132,128
Cash in escrow for Pifco loan notes                              17,457            17,748
Other, intangibles, net of accumulated amortization and
  Other Non-current Assets                                      104,581            87,378
                                                              ---------         ---------
TOTAL ASSETS                                                  $ 779,577         $ 722,884
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Revolving line of credit and other current debt             $ 111,082         $  41,530
  Accounts payable                                               16,626            33,450
  Accrued expenses                                               48,379            32,908
  Foreman guarantee                                               1,239            19,370
                                                              ---------         ---------
    Total current liabilities                                   177,326           127,258

Non-current Deferred Income Taxes                                 2,295             2,293
Senior subordinated notes due 2005                              125,000           125,000
Senior subordinated notes due 2008                              152,897           148,325
Loan notes to Pifco shareholders                                 12,019            11,271
Other notes payable                                              64,055            97,240
                                                              ---------         ---------
                                                                533,592           511,387
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 2,000,000
    shares; 40,000 shares issued
  Common stock, $.01 par value; authorized, 40,000,000
    shares; issued and outstanding, 2002-10,989,357 shares,
    2001-11,363,934 shares                                          146               144
  Treasury stock - at cost                                      (67,019)          (47,865)
  Additional paid-in capital                                     93,226            72,932
  Accumulated other comprehensive (loss)                           (312)           (1,174)
  Retained earnings                                             219,944           187,460
                                                              ---------         ---------
    Total stockholders' equity                                  245,985           211,497
                                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 779,577         $ 722,884
                                                              =========         =========


                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



(IN THOUSANDS EXCEPT SHARE DATA)                    13 WEEKS ENDED               39 WEEKS ENDED
                                               -------------------------   -------------------------
                                                March 30,     March 31,     March 30,     March 31,
                                                  2002          2001           2002         2001
                                               -----------   -----------   -----------   -----------
NET SALES                                      $   188,095   $   153,558   $   704,934   $   623,001
Cost of goods sold                                 106,579        84,478       410,005       352,362
Distribution expenses                               14,723        11,877        46,499        36,315
                                               -----------   -----------   -----------   -----------
GROSS PROFIT                                        66,793        57,203       248,430       234,324
Selling, general and administrative expenses        50,135        33,447       163,016       114,166
                                               -----------   -----------   -----------   -----------
OPERATING INCOME                                    16,658        23,756        85,414       120,158
Interest expense, net                               10,413         8,582        33,851        28,054
                                               -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                           6,245        15,174        51,563        92,104
Income tax expense                                   2,312         5,689        19,079        34,539
                                               -----------   -----------   -----------   -----------
NET INCOME                                     $     3,933   $     9,485   $    32,484   $    57,565
                                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      10,987,162    11,739,652    11,009,988    11,817,384

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 15,101,200    15,829,642    15,023,872    16,200,873

Net income per common share: Basic             $      0.36   $      0.81   $      2.95   $      4.87

Net income per common share: Diluted           $      0.26   $      0.60   $      2.16   $      3.55



                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



(IN THOUSANDS EXCEPT SHARE DATA)                                                        39 WEEKS ENDED
                                                                             -------------------------------------
                                                                              MARCH 30, 2002       MARCH 31, 2001
                                                                             ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 32,484              $ 57,565
  Adjustments to reconcile net income to net cash from operating activities:
    Imputed interest on notes payable                                             4,355                 4,886
    Changes in deferred taxes                                                      (228)               (1,816)
    Gain on sale of investment                                                     (200)                 --
    Depreciation and amortization                                                22,655                18,906
    Loss on disposal of equipment                                                  --                     315
    Equity in income of unconsolidated affiliate                                   (272)                 (334)
    Purchase reduction of note payable and other non-cash items                    --                      60
    Changes in assets and liabilities:
       Accounts receivable                                                       (3,052)              (33,508)
       Inventories                                                              (42,180)               14,396
       Prepaid expenses and other current assets                                 (1,750)               (1,572)
       Accounts payable                                                         (19,709)               (7,613)
       Taxes payable                                                             13,613                (8,129)
       Accrued expenses                                                          19,871                   210
                                                                               --------              --------
          NET CASH FROM OPERATING ACTIVITIES                                     25,587                43,366
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (12,448)               (7,606)
  Increase in other non-current assets                                             (802)              (11,100)
  Proceeds from sale of investment                                                  501                  --
  Acquisition of business                                                        (7,314)               (2,820)
  Additional payment for patents and trademarks                                 (18,029)               (2,043)
  Additions to intangibles, patents and trademarks                              (20,564)               (6,904)
                                                                               --------              --------
          NET CASH FROM INVESTING ACTIVITIES                                    (58,656)              (30,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                      50,000                 4,942
  Repayment of long-term debt                                                   (16,839)              (68,937)
  Proceeds from long-term debt                                                     --                  75,000
  Costs associated with refinancing/increase in revolver                         (1,054)               (2,886)
  Common stock issued                                                               144                   158
  Purchase of treasury stock                                                     (1,125)              (16,284)
                                                                               --------              --------
          NET CASH FROM FINANCING ACTIVITIES                                     31,126                (8,007)
                                                                               --------              --------
The effect of exchange rate changes on cash                                         171                     4
                                                                               --------              --------
Net change in cash                                                               (1,772)                4,890
Cash, beginning of period                                                        30,097                 7,606
                                                                               --------              --------
Cash, end of period                                                            $ 28,325              $ 12,496
                                                                               ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                     $ 21,970              $ 18,940
  Income taxes                                                                 $  9,308              $ 44,410


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property and molds of the Stiffel Company, a premier designer of lamps and related products, for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the "George Foreman" name by issuing 621,161 shares of Salton, Inc. common stock, subject to certain guarantee provisions. In the quarter ended March 31, 2001, the Company agreed to satisfy the guarantee provisions with cash.

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



                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements have been prepared from Salton's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 2001 Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

    The Company has approximately $55.7 million in goodwill recorded in its consolidated balance sheet as of March 30, 2002. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for the Company.) The Company recorded $2.2 million in amortization expense related to goodwill in the first nine months of fiscal 2002. The Company will also assess the useful lives of its patents, trademarks and other intangible assets for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. The Company has $20.3 million of other intangibles and $131.8 million of patents and trademarks as of March 30, 2002, net of accumulated amortization. The Company recorded $1.4 million and $7.8 million of related amortization expense in the first nine months of fiscal 2002 for other intangibles and patents and trademarks, respectively. The Company intends to adopt SFAS No. 142 for the 2003 fiscal year.

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

    At March 30, 2002, the Company had an interest rate swap contract to pay variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness. As of March 30, 2002, the Company's balance sheet included an asset of approximately $ 4.4 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was an increase in the fair value recorded on the hedged debt, and resulted in no net earnings impact.

5.  EVENTS OF THE THIRTY-NINE WEEKS ENDED MARCH 30, 2002

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

    Icebox LLC

    In the quarter ended September 29, 2001, the Company formed a wholly owned subsidiary, Icebox, LLC, to design and develop next generation kitchen products and e-commerce solutions. In the same quarter, Icebox, LLC took title to tangible and intangible assets of Coachmaster International Corporation (CMI), which were pledged as collateral by CMI in connection with $12.5 million of loans made by the Company, and upon which the Company had foreclosed. Such assets are directly related to the development of Icebox(R), a web-enabled kitchen entertainment and communications center. The capitalized costs associated with the Icebox approximate $18 million at March 30, 2002. Management believes such costs to be recoverable based upon projected future net cash flows to be generated through sale of the product.

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


6.  COMPREHENSIVE INCOME

    For the thirteen and thirty-nine weeks ended March 30, 2002 and March 31, 2001, components of other comprehensive income include foreign currency translation adjustments.


                                       13 Weeks Ended          39 Weeks Ended
                                   ----------------------  ---------------------
(Dollars in Thousands)             03/30/2002  03/31/2001  03/30/2002 03/31/2001
                                   ----------  ----------  ---------------------
Net Income                          $  3,933    $  9,485    $ 32,484   $ 57,565
Other comprehensive income (loss)       (321)         (5)        862       (454)
                                    --------    --------    --------   --------
Comprehensive income                $  3,612    $  9,480    $ 33,346   $ 57,111
                                    ========    ========    ========   ========

    Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $(523) as of March 30, 2002 and June 30, 2001, as well as foreign currency translation adjustments of $211 and $(651) as of March 30, 2002 and June 30, 2001.

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

Product Information - Net Sales

                               13 Weeks Ended              39 Weeks Ended
                          -----------------------    -----------------------
(Dollars in Thousands)    03/30/2002   03/31/2001    03/30/2002   03/31/2001
                          ----------   ----------    ----------   ----------

Small appliances            $162,498    $ 139,158     $ 619,641    $ 562,887
Salton at Home                19,492       12,438        65,526       46,131
Personal care/wellness         6,105        1,962        19,767       13,983
                            --------    ---------     ---------    ---------
Total                       $188,095    $ 153,558     $ 704,934    $ 623,001
                            ========    =========     =========    =========

Geographic Information

                                 Net Sales                 Long-Lived Assets
                       13 Weeks Ended   39 Weeks Ended           As Of
                       --------------   --------------   -----------------------
(Dollars in Thousands)    03/30/2002        03/30/2002  03/30/2002   06/30/2001
                          ----------        ----------  ----------   ----------
United States               $145,574         $ 575,810   $ 227,030    $ 208,032
Great Britain                 29,705            83,315      61,026       64,202
Other foreign countries       12,816            45,809      17,997       12,744
                            --------         ---------   ---------    ---------
Total                       $188,095         $ 704,934   $ 306,053    $ 284,978
                            ========         =========   =========    =========


Net sales by geographic area are based upon revenues generated from each country's operations. Sales generated from any one foreign geographic area did not exceed 10% of net sales for the thirteen and thirty-nine weeks ended March 30, 2001.

8.  LEGAL PROCEEDINGS


    On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal such breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with K-Mart. The terms of the agreement between us and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court. The parties are in the discovery phase.

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

CONSOLIDATING BALANCE SHEET AS OF MARCH 30, 2002
(IN THOUSANDS)


                                                      GUARANTOR       OTHER                                       CONSOLIDATED
                                                    SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS        TOTALS
                                                   ---------------------------------------------------------------------------
                              ASSETS
Current Assets:
  Cash                                                $   3,637    $  20,496       $   4,192        $    --          $  28,325
  Accounts receivable, net of allowances                147,558       43,706              (3)            --            191,261
  Inventories                                           194,858       33,211           8,000             --            236,069
  Prepaid expenses and other current assets               2,852        2,260           6,819             --             11,931
  Intercompany                                         (137,404)     (65,688)        203,092             --               --
  Prepaid income taxes                                     --           --             1,289                             1,289
  Deferred income taxes                                   2,299         (196)          2,546             --              4,649
                                                      ------------------------------------------------------------------------
     Total current assets                               213,800       33,789         225,935             --            473,524
Property, Plant and Equipment,
   Net of Accumulated Depreciation                       14,064       20,879          17,254                            52,197
Investments in Subsidiaries                                (475)      79,535         376,430         (455,490)            --
Patents and Trademarks, Net of
  Accumulated Amortization                               10,995         --           120,823                           131,818
Cash in escrow for Pifco loan notes                        --         17,457            --                              17,457
Other Intangibles, Net of Accumulated
  Amortization, and Other Non-current Assets             25,167       40,732          38,682                           104,581
                                                      ------------------------------------------------------------------------
Total Assets                                          $ 263,551    $ 192,392       $ 779,124        $(455,490)       $ 779,577
                                                      ========================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt     $  88,760    $    --         $  22,322        $    --          $ 111,082
  Accounts payable                                        3,180        8,162           5,284             --             16,626
  Accrued expenses                                       17,652       10,951          19,776             --             48,379
  Income taxes payable                                    6,091        7,337         (13,428)            --               --
  Foreman guarantee                                        --           --             1,239             --              1,239
                                                      ------------------------------------------------------------------------
     Total current liabilities                          115,683       26,450          35,193             --            177,326
Non-current Deferred Income Taxes                           474          214           1,607             --              2,295
Senior subordinated notes due 2005                         --           --           125,000             --            125,000
Senior subordinated notes due 2008                         --           --           152,897             --            152,897
Loan notes to Pifco shareholders                           --         12,019            --               --             12,019
Other notes payable                                      32,812         --            31,243                            64,055
                                                      ------------------------------------------------------------------------
     Total liabilities                                  148,969       38,683         345,940             --            533,592
Stockholders' Equity                                    114,582      153,709         433,184        $(455,490)         245,985
                                                      ------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 263,551    $ 192,392       $ 779,124        $(455,490)       $ 779,577
                                                      ========================================================================

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
(IN THOUSANDS)


                                                           GUARANTOR        OTHER                                       CONSOLIDATED
                                                          SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.    ELIMINATIONS       TOTALS
                                                          --------------------------------------------------------------------------
                            ASSETS
Current Assets:
  Cash                                                    $   8,242       $  15,615        $   6,240   $    --          $  30,097
  Accounts receivable, net of allowances                     39,474          30,729          115,678        --            185,881
  Inventories                                                57,034          23,906          111,562        --            192,502
  Prepaid expenses and other current assets                   3,281             460            6,359        --             10,100
  Intercompany                                              (58,561)        (42,910)         101,471        --               --
  Prepaid income taxes                                        4,940          (4,930)          14,897        --             14,907
  Deferred income taxes                                       2,299            (426)           2,546        --              4,419
                                                          -----------------------------------------------------------------------
     Total current assets                                    56,709          22,444          358,753        --            437,906
Property, Plant and Equipment,
   Net of Accumulated Depreciation                           13,629          17,134           16,961        --             47,724
Investments in Subsidiaries                                    (141)           --            127,448    (127,307)            --
Patents and Trademarks, Net of Accumulated
  Amortization                                               11,169           3,702          117,257        --            132,128
Cash in escrow for Pifco loan notes                            --            17,748             --          --             17,748
Other Intangibles, Net of Accumulated
  Amortization, and Other Non-current Assets                 14,275         118,600           37,557     (83,054)          87,378
                                                          -----------------------------------------------------------------------
Total Assets                                              $  95,641       $ 179,628        $ 657,976   $(210,361)       $ 722,884
                                                          =======================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt         $  38,780       $    --          $   2,750   $    --          $  41,530
  Accounts payable                                            3,569          23,131            6,750        --             33,450
  Accrued expenses                                           10,345          13,299            9,264        --             32,908
  Foreman guarantee                                            --              --             19,370        --             19,370
                                                          -----------------------------------------------------------------------
     Total current liabilities                               52,694          36,430           38,134        --            127,258
Non-current Deferred Income Taxes                               474             212            1,607        --              2,293
Senior subordinated notes due 2005                             --              --            125,000        --            125,000
Senior subordinated notes due 2008                             --              --            148,325        --            148,325
Loan notes to Pifco shareholders                               --            11,271             --          --             11,271
Other notes payable                                          46,881            --             50,359        --             97,240
                                                          -----------------------------------------------------------------------
     Total liabilities                                      100,049          47,913          363,425        --            511,387
Stockholders' Equity                                         (4,408)        131,715          294,551   $(210,361)         211,497
                                                          -----------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $  95,641       $ 179,628        $ 657,976   $(210,361)       $ 722,884
                                                          =======================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002 (IN THOUSANDS)


                                                GUARANTOR        OTHER                                       CONSOLIDATED
                                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.    ELIMINATIONS       TOTALS
                                               ---------------------------------------------------------------------------
Net Sales                                      $ 203,092       $ 103,561      $  68,073       $(186,631)       $ 188,095
Cost of Goods Sold                               163,498          82,175         45,641        (184,735)         106,579
Distribution Expenses                             13,090           1,384            249                           14,723
                                               --------------------------------------------------------------------------
    Gross Profit                                  26,504          20,002         22,183          (1,896)          66,793
Selling, General and Administrative expenses      20,472           8,137         23,422          (1,896)          50,135
                                               --------------------------------------------------------------------------
    Operating Income                               6,032          11,865         (1,239)           --             16,658
Interest Expense, Net                               (903)             99         11,217                           10,413
Equity in Earnings of Subsidiaries                   (50)                        14,413         (14,363)            --
                                               --------------------------------------------------------------------------
    Income Before Income Taxes                     6,885          11,766          1,957         (14,363)           6,245
Income Tax Expense (Benefit)                       2,674           1,614         (1,976)           --              2,312
                                               --------------------------------------------------------------------------
    Net Income                                 $   4,211       $  10,152      $   3,933       $ (14,363)       $   3,933
                                               =========================================================================



CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 (IN THOUSANDS)

                                                GUARANTOR        OTHER                                      CONSOLIDATED
                                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.    ELIMINATIONS      TOTALS
                                               --------------------------------------------------------------------------
Net Sales                                         $ 43,510       $ 39,427     $108,618         $(37,997)        $153,558
Cost of Goods Sold                                  32,345         36,039       52,591          (36,497)          84,478
Distribution Expenses                                4,038             52        7,787                            11,877
                                                  ----------------------------------------------------------------------
    Gross Profit                                     7,127          3,336       48,240           (1,500)          57,203
Selling, General and Administrative expenses         7,495          1,231       26,221           (1,500)          33,447
                                                  ----------------------------------------------------------------------
    Operating Income (Loss)                           (368)         2,105       22,019             --             23,756
Interest Expense, Net                                 (155)            68        8,669                             8,582
Equity in Earnings of Subsidiaries                     112           --          1,519           (1,631)            --
                                                  ----------------------------------------------------------------------
    Income (Loss) Before Income Taxes                 (101)         2,037       14,869           (1,631)          15,174
Income Tax Expense (Benefit)                           (55)           360        5,384             --              5,689
                                                  ----------------------------------------------------------------------
    Net Income (Loss)                             $    (46)      $  1,677     $  9,485         $ (1,631)        $  9,485
                                                  ======================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED MARCH 30,
2002
(IN THOUSANDS)

                                                   GUARANTOR        OTHER                                       CONSOLIDATED
                                                  SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.    ELIMINATIONS        TOTALS
                                                  --------------------------------------------------------------------------
Net Sales                                           $ 768,052      $ 361,661     $ 303,993      $(728,772)        $ 704,934
Cost of Goods Sold                                    624,622        307,000       202,259       (723,876)          410,005
Distribution Expenses                                  42,106          3,717           676                           46,499
                                                    -----------------------------------------------------------------------
    Gross Profit                                      101,324         50,944       101,058         (4,896)          248,430
Selling, General and Administrative expenses           72,309         23,584        72,019         (4,896)          163,016
                                                    -----------------------------------------------------------------------
    Operating Income                                   29,015         27,360        29,039           --              85,414
Interest Expense, Net                                   4,343            590        28,918                           33,851
Equity in Earnings of Subsidiaries                       (325)                      36,288        (35,963)             --
                                                    -----------------------------------------------------------------------
    Income Before Income Taxes                         24,347         26,770        36,409        (35,963)           51,563
Income Tax Expense (Benefit)                           10,622          4,532         3,925           --              19,079
                                                    -----------------------------------------------------------------------
    Net Income                                      $  13,725      $  22,238     $  32,484      $ (35,963)        $  32,484
                                                    =======================================================================


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED MARCH 31,
2001
(IN THOUSANDS)


                                                 GUARANTOR       OTHER                                        CONSOLIDATED
                                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.    ELIMINATIONS        TOTALS
                                               ---------------------------------------------------------------------------
Net Sales                                      $ 146,499       $ 187,496       $ 462,103      $(173,097)       $ 623,001
Cost of Goods Sold                               114,212         163,441         243,306       (168,597)         352,362
Distribution Expenses                             11,265             242          24,808           --             36,315
                                               -------------------------------------------------------------------------
    Gross Profit                                  21,022          23,813         193,989         (4,500)         234,324
Selling, General and Administrative expenses      23,863           4,303          90,500         (4,500)         114,166
                                               -------------------------------------------------------------------------
    Operating Income (Loss)                       (2,841)         19,510         103,489           --            120,158
Interest Expense, Net                               (764)            370          28,448           --             28,054
Equity in Earnings of Subsidiaries                   (34)           --            14,961        (14,927)            --
                                               -------------------------------------------------------------------------
    Income (Loss) Before Income Taxes             (2,111)         19,140          90,002        (14,927)          92,104
Income Tax Expense (Benefit)                        (432)          2,534          32,437           --             34,539
                                               -------------------------------------------------------------------------
    Net Income (Loss)                          $  (1,679)      $  16,606       $  57,565      $ (14,927)       $  57,565
                                               =========================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 30, 2002
(IN THOUSANDS)


                                                            GUARANTOR        OTHER                                   CONSOLIDATED
                                                           SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS     TOTALS
                                                           ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  13,726      $  22,237        $  32,484    $ (35,963)   $  32,484
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Imputed interest on note payable                                            965            3,390                     4,355
    Changes in deferred taxes                                                  (228)                                      (228)
    Gain on sale of investment                                                 (200)                                      (200)
    Depreciation and amortization                              3,726          3,767           15,162                    22,655
    Equity in net income of unconsolidated
      affiliate/consolidated subsidiaries                        325           (272)         (36,288)      35,963         (272)
    Changes in assets and liabilities,
     net of acquisitions:
      Accounts receivable                                   (108,084)       (10,649)         115,681                    (3,052)
      Inventories                                            (26,826)        (7,918)          (7,436)                  (42,180)
      Prepaid expenses and other current assets                  510         (1,800)            (460)                   (1,750)
      Intercompany                                            59,327         23,533          (82,860)                       --
      Accounts payable                                          (389)       (17,854)          (1,466)                  (19,709)
      Taxes payable                                           11,031          2,402              180                    13,613
      Accrued expenses                                         7,308         (1,638)          14,201                    19,871
                                                           -------------------------------------------------------------------
        NET CASH FROM OPERATING ACTIVITIES                   (39,346)        12,345           52,588         --         25,587
                                                           -------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (1,169)        (6,309)          (4,970)        --        (12,448)
      Increase in other non-current assets                                      186             (988)        --           (802)
      Proceeds from sale of investment                                          501                          --            501
      Acquisition of businesses, net of cash acquired                        (2,014)          (5,300)        --         (7,314)
      Additional payment for patents and trademarks                                          (18,029)        --        (18,029)
      Additions to intangibles, patents and trademarks                                       (20,564)        --        (20,564)
                                                           -------------------------------------------------------------------
        NET CASH FROM INVESTING ACTIVITIES                    (1,169)        (7,636)         (49,851)        --        (58,656)
                                                           -------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds of revolving line of credit                50,000           --               --           --         50,000
      Repayment of long-term debt                            (14,089)          --             (2,750)        --        (16,839)
      Costs associated with refinancing                         --             --             (1,054)        --         (1,054)
      Common stock issuance                                     --             --                144         --            144
      Treasury stock purchase                                   --             --             (1,125)        --         (1,125)
                                                           -------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                    35,911           --             (4,785)        --         31,126
                                                           -------------------------------------------------------------------
The effect of exchange rate changes on cash                     --              171             --           --            171
Cash, beginning of the period                                  8,242         15,615            6,240         --         30,097
Net Change in Cash                                            (4,604)         4,880           (2,048)        --         (1,772)
                                                           -------------------------------------------------------------------
Cash, end of period                                        $   3,638      $  20,495        $   4,192    $    --      $  28,325
                                                           ===================================================================


CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 31, 2001
(IN THOUSANDS)


                                                               GUARANTOR       OTHER                                    CONSOLIDATED
                                                              SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.  ELIMINATIONS     TOTALS
                                                              ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ (1,679)     $ 16,606      $ 57,565      $(14,927)       $ 57,565
   Adjustments to reconcile net income (loss) to net cash
   from operating activities:
      Imputed interest on note payable                               --            --           4,886          --             4,886
      Change in deferred taxes                                          1          --          (1,817)         --            (1,816)
      Depreciation and amortization                                 4,165           589        14,152          --            18,906
      Loss on disposal of equipment                                   315          --            --            --               315
      Equity in income of unconsolidated affiliate/
        consolidated subsidiaries                                      34          (334)      (14,961)       14,927            (334)
      Purchase reduction of note payable
         and other non cash items                                    --              60          --            --                60
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                        (3,916)      (11,959)      (17,633)         --           (33,508)
        Inventories                                                  (236)       (1,729)       16,361          --            14,396
        Prepaid expenses and other current assets                    (889)       (1,369)          686          --            (1,572)
        Intercompany                                              (18,886)        3,339        15,547          --              --
        Accounts payable                                           (2,690)        5,691       (10,614)         --            (7,613)
        Taxes payable                                                (414)       (5,563)       (2,152)         --            (8,129)
        Accrued expenses                                             (679)          288           601          --               210
                                                                 ------------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                    (24,874)        5,619        62,621          --            43,366
                                                                 ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (948)         (969)       (5,689)         --            (7,606)
        Increase in other non-current assets                         --            --         (11,100)         --           (11,100)
        Acquisition of businesses, net of cash acquired              --            --          (2,820)         --            (2,820)
        Additional payment for patents and trademarks                --            --          (2,043)         --            (2,043)
        Additions to intangibles, patents and trademarks             --            --          (6,904)         --            (6,904)
                                                                 ------------------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                        (948)         (969)      (28,556)         --           (30,473)
                                                                 ------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from revolving line of credit                  4,942          --            --            --             4,942
        Repayment of long-term debt                               (48,934)         --         (20,003)         --           (68,937)
        Proceeds from long-term debt                               75,000          --            --            --            75,000
        Costs associated with refinancing                            --            --          (2,886)         --            (2,886)
        Common stock issued                                          --            --             158                           158
        Treasury stock purchase                                      --            --         (16,284)         --           (16,284)
                                                                 ------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                         31,008          --         (39,015)         --            (8,007)
                                                                 ------------------------------------------------------------------
The effect of exchange rate changes on cash                          --               4          --            --                 4
Cash, beginning of the period                                         125           951         6,530          --             7,606
Net Change in Cash                                                  5,186         4,654        (4,950)         --             4,890
                                                                 ------------------------------------------------------------------
Cash, end of period                                              $  5,311      $  5,605      $  1,580      $   --          $ 12,496
                                                                 ==================================================================


10. SUBSEQUENT EVENT

    On April 22, 2002, the Company signed an exclusive licensing agreement with Westinghouse Electric Corporation to use its marquis Westinghouse brand name, Circle W trademark, and the brand awareness statement "You can be sure . . . if it's Westinghouse" on certain product categories in North America, South America, Africa, Europe, Asia, and Australia-New Zealand.

    The agreement will commence immediately and will last six years, ending on March 31, 2008. Upon completion of the six-year term, the agreement will be renewable for five additional 5-year terms. Under the agreement, no initial capital investment is required from Salton. The Company will pay minimum royalties to Westinghouse based on sales beginning in the third year of the agreement. The terms of the agreement give Salton the exclusive right to use the Westinghouse brand name and its trademarks on the following product categories: kitchen electrics, fans and heaters, personal care, table top air cleaners and humidifiers, clocks, and vacuums.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


    We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Farberware(R), Melitta(R), Welbilt(R), Aircore(R), Westinghouse(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, breadmakers, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R) Timers, Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(TM), Relaxor(R), Philippe Starck(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R).

    We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet websites. We market and sell our products primarily through our own sales force and a network of independent commissioned sales representatives.

    The general slowdown in the retail sector, which began during our second fiscal quarter of 2001, has continued to have an adverse effect on our sales. During our fourth fiscal quarter of 2001 we experienced a shift in our customers' buying patterns from higher-priced products to lower price point products. This continued through the third quarter of fiscal 2002 and we expect this shift to continue in the fourth quarter of fiscal 2002. Our wide range of products at different price points has allowed us to adapt to this shift in buying patterns. This shift to lower priced products also lowered gross margins as opening and mid-price point products generally have lower gross margins than our higher price point products. Gross margins were also reduced by the inclusion of recently acquired Salton Europe brands. Our products, and our market leading position in so many categories, gives us a solid foundation to actively face the difficult economic environment.

    On June 4, 2001, we acquired Pifco Holdings PLC, a United Kingdom based producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products.

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 31, 2001.

    Net Sales. Net sales in the quarter ended March 30, 2002 ("third quarter of fiscal 2002") were $188.1 million, an increase of approximately $34.5 million or 22.5%, compared to net sales of $153.6 million in the quarter ended March 31, 2001 ("third quarter of fiscal 2001"). Sales increases from Salton at Home(R), Toastmaster(R), George Foreman(TM), Rejuvenique(R), Aircore(R) and Melitta(R) brands and newly acquired Russell Hobbs(R) and Haden(R) brands more than offset decreased sales of White-Westinghouse(R), Juiceman(R), and Breadman(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 2% of net sales in the third quarter of fiscal 2002 compared to 4% of net sales in the third quarter of fiscal 2001.

    Gross Profit. Gross profit in the third quarter of fiscal 2002 was $66.8 million or 35.5% of net sales as compared to $57.2 million or 37.2% of net sales in the same period in fiscal 2001. Cost of goods sold during the third quarter of fiscal 2002 increased to 56.7% of net sales compared to 55.0% in the same period in fiscal 2001. Distribution expenses were $14.7 million or 7.8% of net sales in the third quarter of fiscal 2002 compared to

$11.9 million or 7.7% of net sales in the same period in fiscal 2001. Gross profit in the third quarter of fiscal 2002, as a percentage of net sales, decreased due to a change in product mix to lower price point items and the inclusion of recently acquired Salton Europe brands.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 26.6% of net sales or $50.1 million in the third quarter of fiscal 2002 compared to 21.8% of net sales or $33.4 million for the same period in fiscal 2001. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.6% of net sales or $19.9 million in the third quarter of fiscal 2002 when compared to 7.8% of net sales or $12.0 million in the same period in fiscal 2001. The increase in these expenses from the prior year is primarily related to increased cooperative advertising to support the marketing of our products, as well as increased television advertising. Similar to the third quarter of fiscal 2002, we intend to be aggressive and promotional, from a marketing standpoint, during the fourth quarter. The remaining selling, general and administrative costs increased to 16.1% of net sales or $30.2 million in the third quarter of fiscal 2002 compared to 14.0% of net sales or $21.4 million in the third quarter of fiscal 2001. The increase in these expenses is from expenses of the newly acquired Salton Europe, amortization expense related to the acquisition of various intangibles and trade names during the past year, and additional administrative expenses required to support the activities of the Company.

    Operating Income. As a result of the foregoing, operating income decreased by $7.1 million or 29.9%, to $16.7 million in the third quarter of fiscal 2002 from $23.8 million in the same period in fiscal 2001. Operating income as a percentage of net sales decreased to 8.9% in the third quarter of fiscal 2002 from 15.5% in the same period of fiscal 2001.

    Net Interest Expense. Net interest expense was approximately $10.4 million for the third quarter of fiscal 2002 compared to $ 8.6 million in the third quarter of fiscal 2001. In the third quarter of fiscal 2002, interest expense includes imputed interest of approximately $.8 million related to the note payable associated with the George Foreman name acquisition and $. 3 million related to the loan notes issued to Pifco shareholders. In the third quarter of fiscal 2001, interest expense includes imputed interest of approximately $.9 million related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8% in the third quarter of fiscal 2002 compared to 9.6% in the same period in fiscal 2001. The decrease in our weighted average annual interest rate is primarily due to lower interest rates and a higher proportion of variable rate debt. The average amount of all debt outstanding was $479.8 million for the third quarter of fiscal 2002 compared to $340.6 million for the same period in fiscal 2001. This increase was used to finance the working capital needed to support the growth of the business, as well as pay for acquisitions including Salton Europe (formerly Pifco Holdings, PLC).

    Income Tax Expense. Tax expense was $2.3 million in the third quarter of fiscal 2002 as compared to tax expense of $5.7 million in the same period in fiscal 2001.

    Net income. Net income decreased 58.5% to $3.9 million in the third quarter of fiscal 2002, compared to $9.5 million in the third quarter of fiscal 2001.

    Earnings per Share. Basic earnings per common share were $.36 per share on weighted average common shares outstanding of 10,987,162 in the third quarter of fiscal 2002 compared to earnings of $.81 per share on weighted average common shares outstanding of 11,739,652 in the same period in fiscal 2001. Diluted earnings per common share were $.26 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,101,200 in the third quarter of fiscal 2002 compared to diluted earnings per common share of $.60 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,829,642 in the same period in fiscal 2001.

THIRTY-NINE WEEKS ENDED MARCH 30, 2002 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 31, 2002.

    Net Sales. Net sales in the thirty-nine weeks ended March 30, 2002 ("first nine months of fiscal 2002") were $704.9 million, an increase of approximately $81.9 million or 13.2%, compared to net sales of $623.0 million in the thirty-nine weeks ended March 31, 2001 ("first nine months of fiscal 2001"). Sales increases from Salton at Home(R) brands, the newly acquired Russell Hobbs(R), Haden(R), Pifco(R) and Aircore(R) brands as well as increases in George Foreman(R), Toastmaster(R), Melitta(R), and Sonex(R) brands more than offset decreased sales of White-Westinghouse(R), Juiceman(R) and Breadman(R) product lines. Sales of White-Westinghouse(R) products to Kmart and Zellers approximated 2% of net sales in the first nine months of fiscal 2002 compared to 5% of net sales in the first nine months of fiscal 2001.

    Gross Profit. Gross profit in the first nine months of fiscal 2002 was $248.4 million or 35.2% of net sales as compared to $234.3 million or 37.6% in the same period in fiscal 2001. Cost of goods sold during the first nine months of fiscal 2002 increased to 58.2% of net sales compared to 56.6% in the same period in fiscal 2001. Distribution expenses were $46.5 million or 6.6% of net sales in the first nine months of fiscal 2002 compared to $36.3 million or 5.8% of net sales in the same period in fiscal 2001. Gross profit in the first nine months of fiscal 2002 as a percentage of net sales decreased primarily due to a change in product mix to lower price point items and the inclusion of recently acquired Salton Europe brands. In addition, the Company incurred higher distribution costs when compared to the same period in fiscal 2001 due to increased costs associated with additional warehouse facilities.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 23.1% of net sales or $163.0 million in the first nine months of fiscal 2002 compared to 18.3% of net sales or $114.2 million for the same period in fiscal 2001. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.5% of net sales or $74.3 million in the first nine months of fiscal 2002 when compared to 8.2% of net sales or $51.2 million in the same period in fiscal 2001. The increase in these expenses from the prior year is primarily related to increased cooperative advertising to support the marketing of our products, as well as increased television advertising. Similar to the first nine months of fiscal 2002, we intend to be aggressive and promotional, from a marketing standpoint, during the fourth quarter. The remaining selling, general and administrative costs increased to 12.6% of net sales or $88.7 million in the first nine months of fiscal 2002 compared to 10.1% of net sales or $62.9 million in the first nine months of fiscal 2001. The increase in these expenses is from expenses of the newly acquired Salton Europe, amortization expense related to the acquisition of various intangibles and trade names during the past year, and additional administrative expenses required to support the activities of the Company.

    Operating Income. As a result of the foregoing, operating income decreased by $34.8 million or 28.9%, to $85.4 million in the first nine months of fiscal 2002 from $120.2 million in the same period in fiscal 2001. Operating income as a percentage of net sales decreased to 12.1% in the first nine months of fiscal 2002 from 19.3% in the same period of fiscal 2001.

    Net Interest Expense. Net interest expense was approximately $33.9 million for the first nine months of fiscal 2002 compared to $28.1 million in the first nine months of fiscal 2001. In the first nine months of fiscal 2002, interest expense includes imputed interest of approximately $2.5 million related to the note payable associated with the George Foreman name acquisition and $1.0 million related to the loan notes issued to Pifco shareholders. In the first nine months of fiscal 2001, interest expense includes imputed interest of approximately $4.2 million related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.3% in the first nine months of fiscal 2002 compared to 9.7% in fiscal 2001. The decrease in our weighted average annual interest rate is primarily due to lower interest rates and a higher proportion of variable rate debt. The average amount of all debt outstanding was $ 507.7 million for the first nine months of fiscal 2002 compared to $352.1 million for the same period in fiscal 2001. This increase was used to finance the working capital needed to support the growth of the business, as well as pay for acquisitions including Salton Europe (formerly Pifco Holdings, PLC).

    Income Tax Expense. Tax expense was $19.1 million in the first nine months of fiscal 2002 as compared to tax expense of $34.5 million in fiscal 2001.

    Net income. Net income decreased 43.6% to $32.5 million in the first nine months of fiscal 2002, compared to $57.6 million in the first nine months of fiscal 2001.

    Earnings per Share. Basic earnings per common share were $2.95 per share on weighted average common shares outstanding of 11,009,988 in the first nine months of fiscal 2002 compared to earnings of $4.87 per share on weighted average common shares outstanding of 11,817,384 in the same period in fiscal 2001. Diluted earnings per common share were $2.16 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,023,872 in the first nine months of fiscal 2002 compared to diluted earnings per common share of $3.55 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,200,873 in the same period in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of fiscal 2002, we provided net cash of $25.6 million in operating activities and used $58.7 million in investing activities. The cash provided from operating activities was primarily related to increases in accrued expenses and taxes payable, offset by decreases in accounts payable and seasonal increases in inventory and accounts receivable. The cash used in investing activities was primarily related to the payment to George Foreman in connection with the guarantee obligation related to stock issued in lieu of the third payment under the note payable due to him; capital expenditures; the purchase of the Westclox, Big Ben and Spartus brands; the purchase of manufacturing, distribution and intellectual property rights of certain food grilling products; and additional payments to shareholders and expenses related to the Pifco acquisition. The above was financed primarily by increases under the revolving line of credit and a portion of the proceeds from the $150 million 12 1/4% senior subordinated notes due 2008. In October 2001, we amended the Third Amended and Restated Credit Agreement ("Credit Agreement") to revise certain financial covenants.

    At March 30, 2002, we had debt outstanding of $121.6 million under the Credit Agreement and had the ability to borrow up to an additional $ 52.4 million under the revolving credit facility. Typically, given the seasonal nature of our business, borrowings tend to be the highest in mid-fall and early winter. Additionally, at March 30, 2002, we had $125 million of 10 3/4% senior subordinated notes due 2005 and $152.9 million of 12 1/4% senior subordinated notes due 2008. On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. As a result of this transaction, we now have only two installments remaining under the note as well as the outstanding guarantee obligation to the other venture participants.

    Our principal uses of liquidity are to satisfy debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow from product sales and borrowings under the Credit Agreement. Future product sales are dependent upon such factors as economic conditions and the overall retail environment; the timely development, introduction and customer acceptance of our products; and competitive products and pricing, among other factors (see Forward Looking Statements for a complete listing of such factors). Adverse changes in such factors could impact future cash flows from our product sales, thereby limiting internally generated cash flows and requiring a review for possible impairment of assets recorded in connection with our products. We anticipate capital expenditures of approximately $16 million and $18 million for fiscal years 2002 and 2003, respectively. We have incurred approximately $12.4 million for capital expenditures during the first nine months of fiscal 2002.

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

    Our ability to make scheduled principal and interest payments on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend upon our future performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Our ability to fund operating activities is also dependent upon our rate of growth, ability to effectively manage our inventory, the terms under which we extend credit to customers and our ability to collect under such terms and our ability to access external sources of financing. Based upon the current level of operations and anticipated growth, management believes that future cash flow from operations, together with available borrowings under the Credit Agreement, other sources of debt fundings and issuance of additional equity securities, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments over the next 12 months. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be available or that any such sale of assets or additional financing could be obtained.

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

         We have approximately $55.7 million in goodwill recorded in our consolidated balance sheet as of March 30, 2002. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal year 2003 for us). We recorded $2.2 million in amortization expense related to goodwill in the thirty-nine weeks ended March 30, 2002. We will also assess the useful lives of our patents, trademarks and other intangible assets for indefinite economic useful lives, which will also cease to be amortized under SFAS No. 142. We have $20.3 million of other intangibles and $131.8 million of patents and trademarks as of March 30, 2002, net of accumulated amortization. We recorded $1.4 million and $7.8 million of related amortization expense in the thirty-nine weeks ended March 30, 2002 for other intangibles and patents and trademarks, respectively. We intend to adopt SFAS No. 142 for the 2003 fiscal year.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleges that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal such breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. The lawsuit seeks compensatory damages, punitive damages and attorneys' fees and costs. As a result of Applica's actions, we have terminated an agreement which requires us to pay Applica a fee based upon our net sales less specified costs and expenses relating to our supply agreement with K-Mart. The terms of the agreement between us and Applica expressly provide for such termination upon a violation by Applica of its noncompetition provisions. In March 2001, Applica filed an answer with the court. The parties are in the discovery phase.

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

ENVIRONMENTAL

    We are participating in environmental remediation activities at four sites that we own or operate. As of March 30, 2002, we have accrued approximately $150,000 for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, we believe that any such excess will not have a material adverse effect on our financial condition or annual results of operations.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    A current report on Form 8-K was filed on February 5, 2002 reporting, under
Item 5 Other Events, the Company's announcement of its fiscal 2002 second quarter earnings results.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2002                  SALTON, INC.

                                     /s/ JOHN E. THOMPSON
                                     John E. Thompson
                                     Chief Financial Officer and
                                     Senior Vice-President
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
--------------          -----------------------

  10.37                  The Salton, Inc. 2002 Stock Option  Plan

  12                     Computation of Ratio of Earnings to Fixed Charges