Form 10-K
period 2002-06-29
SALTON INC
filed 2002-09-27
CIK 878280

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For The Fiscal Year Ended June 29, 2002

      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For The Transition Period From                to

                            COMMISSION FILE NUMBER 0-19557

                                     SALTON, INC.
                (Exact Name Of Registrant As Specified In Its Charter)

                  DELAWARE                                                      36-3777824
      (State or other jurisdiction of                                 (I.R.S. Employer Identification
       Incorporation or Organization)                                             Number)
              1955 FIELD COURT                                                     60045
           LAKE FOREST, ILLINOIS                                                (Zip Code)
  (Address of Principal Executive Offices)

                                 (847) 803-4600
              (Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  COMMON STOCK $.01
                                                             PAR VALUE
                                               (Title of Class)

[X] YES
[ ] NO Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of September 19, 2002 was approximately $80,000,000 computed on the basis of the last reported sale price per share $8.35 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

[ ]     Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Registrant's Common Stock outstanding as of September 19, 2002 was 10,993,077

DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                        DOCUMENT INCORPORATED BY REFERENCE
---------------------------------------------------------------------------------------------------
Part III (Items 10, 11, 12 and 13)       Portions of the Registrant's Definitive Proxy Statement to
                                         be used in connection with its 2002 Annual Meeting of
                                         Stockholders.

                                  SALTON, INC.

                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 29, 2002

                                     INDEX

                                                                         PAGE
                                   PART I

ITEM 1.   Business                                                         3

ITEM 2.   Properties                                                      20

ITEM 3.   Legal Proceedings                                               21

ITEM 4.   Submission of Matters to a Vote of Security Holders             22

                                   PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters                                                         23

ITEM 6.   Selected Financial Data                                         24

ITEM 7.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operation                                        25

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk      37

ITEM 8.   Consolidated Financial Statements and Supplementary Data        38

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                       74

                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant              75

ITEM 11.  Executive Compensation                                          75

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      75

ITEM 13.  Certain Relationships and Related Transactions                  76

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                             76

SIGNATURES                                                                77

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

- Our degree of leverage;

- Economic conditions and the retail environment;

- The timely development, introduction and customer acceptance of our products;

- Competitive products and pricing;

- Dependence on foreign suppliers and supply and manufacturing constraints;

- Our relationship and contractual arrangements with key customers, suppliers and licensors;

- Cancellation or reduction of orders;

- International business activities;

- Availability and success of future acquisitions;

- The risks relating to legal proceedings;

- The risks relating to intellectual property matters;

- The risks relating to regulatory matters; and

- Other risks detailed from time to time in our Commission filings.

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

ITEM 1. Business

     As used in this annual report on Form 10-K, "we," "our," "us," "the Company" and "Salton" refer to Salton and our subsidiaries, unless the context otherwise requires.

GENERAL

     We are a leading designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Russell Hobbs(R), Juiceman(R), Farberware(R), Melitta(R), White-Westinghouse(R), Kenmore(R), Breadman(R), Haden(R), Maxim(R) and Westinghouse(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, breadmakers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Ingraham(R), Block China(R), Stiffel(R), Westclox(R), Rejuvenique(R), Carmen(R), Pifco(R), Ultrasonex(TM), Relaxor(R) and Calvin Klein(R). We believe that our strong market position results from our well-known brand names, the breadth, quality and innovation of our product offerings, our strong relationships with retailers and our focused outsourcing strategy.

     We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of retailers. Our product categories include:

PRODUCT CATEGORY                                  SAMPLE PRODUCTS
----------------------------------------------------------------------------------------------------------
SMALL APPLIANCES
Kitchen Electrics                                 Motor driven appliances     Heating appliances
                                                  Beverage appliances         Cookware
Home Appliances                                   Heaters                     Floor care
                                                  Fans                        Steam cleaners
                                                  Humidifiers                 Outdoor grills
                                                  Air cleaners                Web-enabled TV
                                                  Garment care                Novelty lighting
SALTON AT HOME
Tabletop Products                                 Dinnerware                  Frames
                                                  Flatware                    Glassware
                                                  Fountains                   Serve/Giftware
Time Products                                     Alarm clocks                Decorative tabletop clocks
                                                  Decorative wall clocks      Safe home
Lighting Products                                 Floor lamps                 Table lamps
                                                  Other lamps                 Lighting accessories
PERSONAL CARE AND
WELLNESS PRODUCTS                                 Health equipment            Bath/shower
                                                  Hair care                   Aroma therapy
                                                  Grooming                    Sound/light therapy
                                                  Dental                      Calming pools
                                                  Beauty                      Shower radios
                                                  Massage                     Fitness and recreation

     We currently market and sell our products primarily in North America through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier domestic retailers, including Wal-Mart, Target Corporation, Sears, Kmart, Federated Department Stores, J.C. Penney Company, Argos Limited, Kohl's Department Stores, May Company Department Stores, Bed, Bath & Beyond, Lowe's and Linens 'n Things. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as "infomercials" and through our Internet website.

     We outsource most of our production to more than 25 independent manufacturers, located primarily in the Far East, and we believe that we are the largest purchaser of electric small appliances from unaffiliated parties in the Far East. We employ both internal and independent inspection agents to ensure that products meet our rigorous quality standards.

THE INDUSTRY

     Based on data compiled from the National Housewares Manufacturers Association, the household industry categories in which we currently compete were approximately a $19 billion retail business in the United States in 2000. Historically, this industry has been characterized as mature, fragmented and highly competitive. However, it has been consolidating recently in response to the merger activity and changes within the retail industry. We expect that retailers will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can offer a broad array of innovative, differentiated and quality products and comprehensive levels of customer service. We believe that with our broad array of innovative and quality product offerings, high level of customer service and strong brand name recognition, we are well positioned to benefit from this environment.

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

     Strong Brand Names. We have built a portfolio of strong brand names which we use to gain retail shelf space and introduce new products. The Salton(R) brand name has been in continuous use since 1947, the Ingraham(R) brand name since 1831 and the Toastmaster(R) brand name since 1926. These names are widely recognized in the housewares industry. Since the introduction of the first George Foreman(TM) product in 1995, we have established the George Foreman(TM) name as a significant product brand, representing approximately 47% of our sales in the fiscal year ended June 29, 2002. In addition, we have licensed the right to use the White-Westinghouse(R) brand name for certain small household electrical appliances, such as toasters, coffee makers, espresso/cappuccino makers and bread makers, and distribute certain products under the Farberware(R) brand name. In April 2002 we obtained the exclusive right to use the Westinghouse(R) brand name and its trademarks for kitchen electrics, fans and heaters, personal care, tabletop air cleaners and humidifiers, clocks and vacuums. We believe that White-Westinghouse(R), Farberware(R) and Westinghouse(R) are time-honored traditions throughout the world for certain home appliances and benefit from strong consumer recognition. We also market products under other owned and licensed brand names, such as Russell Hobbs(R), Juiceman(R), Melitta(R), Breadman(R), Haden(R), Maxim(R), Ingraham(R), Block China(R), Stiffel(R), Westclox(R), Calvin Klein(R), Hi-Tech(R), Timex(R) Timers, Rejuvenique(R), Carmen(R), Pifco(R), Ultrasonex(TM), Relaxor(R) and under private-label brand names such as Kenmore(R) (Sears) and Cook's Essentials(R)
(QVC).

     Innovation In Product Design And Packaging. We have a reputation among retailers and consumers for innovative product design and packaging. We design our products in both contemporary and traditional styles and with a wide variety of functional and aesthetic features. We work closely with both retailers and suppliers to identify consumer needs and preferences and to develop new products to satisfy consumer demand. Our product innovations have included the first triple function (espresso, cappuccino and latte) coffee maker in the United States, George Foreman(TM) Grills, Toastmaster(R) ovens with removable liners, the Icebox(TM) product line of kitchen entertainment centers and the Wet Tunes(TM) shower radios. During fiscal 2002, we introduced 2,635 new stock keeping units, or SKUs. Several of our products, including the Breadman(R) Plus, the Breadman(R) Ultimate, the Salton(R) Pro Steam iron and the George Foreman(TM) Lean Mean Fat Reducing Grilling machine, have been selected by various consumer organizations and magazines as top rated or best buys.

     We also package our products to increase their appeal to consumers and to stand out among other brands on retailers' shelves. We believe that the distinctive packaging, designed to answer customers' questions concerning our products, has resulted in increased retail shelf space and greater sales.

     Broad Range Of Products. We currently sell over 10,028 SKUs across multiple housewares categories using our portfolio of more than 66 owned and licensed brand names. Our products meet the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Our diverse product offerings enable us to help retailers differentiate themselves because we can offer them exclusive rights for designated periods of time to sell certain of our products. We believe that as the retail industry continues to consolidate, our ability to serve retailers with an extensive array of product lines under a portfolio of strong brand names will continue to become increasingly important for maintaining shelf space and for introducing new products into the retail market.

     Established Relationships With Diverse Customer Base. We have been able to establish strong relationships with our retail customers based on our frequent product innovation, high level of customer service, breadth of product offerings, reputation for quality products and established brand names. In addition, we have been able to secure long-term supply agreements with certain customers such as Kmart and Zellers. We have also expanded our distribution of private-label products with certain major retailers under brand names such as Kenmore(R) (Sears) and Cook's Essentials(R) (QVC). The broad distribution of products through the mass merchant, department store and specialty retailer channels, together with sales made through infomercials and the Internet, provides us with access to a diversified group of customers and multiple channels of distribution.

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

     Experienced Management Team With Significant Equity Ownership. Our management team has a wide range of experience in the development and marketing of housewares. This management team, consisting of Leonhard Dreimann, Chief Executive Officer, David C. Sabin, Chairman, William B. Rue, President and Chief Operating Officer, David Mulder, Executive Vice President and Chief Administrative Officer, and John E. Thompson, Senior Vice President and Chief Financial Officer, has an average of more than 20 years of industry experience. Since our inception, management has successfully integrated over 14 acquisitions of companies and/or product lines.

BUSINESS STRATEGY

     Our primary business objective is to increase net sales, profitability and cash flow by continuing to execute the following key elements of our business strategy:

- Introduce New Products And Product Line Extensions. We plan to manage our existing and new brands through strong product development initiatives, including introducing new products, modifying existing products and extending existing product lines. Our product managers strive to develop and acquire new products and product line extensions, which offer added value to consumers through enhanced functionality and improved aesthetics. During fiscal 2002, we introduced 326 new SKUs in the small appliance category, 2,189 new SKUs in the Salton At Home products category and 120 new SKUs in the personal care and wellness products category. For example, we recently introduced:

- the George Foreman(TM) Lean, Mean Contact Roasting Machine, a countertop appliance capable of roasting whole chickens, beef and pork roasts, vegetables and other foods;

- the Phillipe Starck personal care product line under the Starck(R) brand name;

- the ICEBOX(TM) FlipScreen 2002, the latest addition to the Icebox(TM) product line consisting of kitchen entertainment centers offering one-touch access to cable TV, FM radio, broadband Internet and e-mail, DVDs, audio CDs and security video monitoring;

- Additionally, we plan to begin shipments in calendar 2003 of the following products we introduced late in fiscal 2002;

     + Westinghouse(R) wireless, upright vacuum cleaners, which vacuum cleaners are bagless and eliminate the need for cord while vacuuming;

     + Westinghouse(R) corded upright vacuum cleaners that feature bagless technology and HEPA filtration; and

     + Westinghouse(R) new line of smart, networked home appliances, including the gateway device, bread makers, convection ovens and coffee makers.

     Increase Sales To New And Existing Customers. We believe that retail merchants will continue to consolidate their vendor bases and focus on a smaller number of suppliers that can (1) provide a broad array of differentiated, quality products, (2) efficiently and consistently fulfill logistical requirements and volume demands and (3) provide comprehensive product and marketing support. We believe that we can increase sales to our existing customers by continuing to introduce new products and new product categories. While we currently sell to a diversified base of premier retail customers, we believe that we can further penetrate additional channels of distribution such as grocery stores and e-commerce outlets.

     Pursue Licensing Agreements And Strategic Alliances. We have entered into licensing agreements and strategic alliances in order to further differentiate our products and to accelerate our growth. For example, we supply products to Kmart, Zellers and Sears, which they sell under the White-Westinghouse(R), and Kenmore(R) brand names, respectively. We also have a joint marketing alliance with Kellogg USA. We recently entered into a worldwide agreement with designer, inventor and architect Phillipe Starck to design a series of kitchen appliances, which will include a Phillipe Starck designed George Foreman(TM) grill. In addition, we have licensing rights to market certain products under the Farberware(R), Melitta(R), Sasaki(R), Timex(R) Timers, Looney Tunes(TM) and Calvin Klein(R) brands.

     Continue Developing Alternative Distribution Channels. We expect to continue selling products through infomercials and our Internet website. These alternative distribution channels increase our product sales and provide us with direct contact with consumers, assist us in creating and building brand and product awareness and stimulate traditional retail channel demand. We currently use these alternative channels to sell certain of our products, primarily George Foreman(TM) Grills, Juiceman(R) and Juicelady(R) fresh juice machines and the Rejuvenique(R) facial toning system, as well as electric woks, pizza makers, George Foreman(TM) Rotisserie Ovens, Ultrasonex(TM) line of electrically operated toothbrushes and related products, and George Foreman(TM) Portable Outdoor Grills. We plan on developing additional new products, which will also be sold on infomercials.

     Pursue Strategic Acquisitions. We anticipate that the fragmented small household appliance, clock, tabletop, and home lighting industries will provide significant growth opportunities through strategic acquisitions. We will focus our acquisition strategy on businesses or brands which (1) offer expansion into related or existing categories, (2) can be marketed through our existing distribution channels or (3) provide a platform for growth into new distribution channels including expanding our international sales of products. Our recent acquisitions include:

- the Look For Group, a small household appliance distributor located in France;

- the Westclox(R), Big Ben(R) and Spartus(R) trademarks, molds, intellectual property, rights and patents related to these brands;

- Pifco Holdings PLC, a United Kingdom producer and marketer of a broad range of branded small electric household appliances, personal care appliances, electrical hardware, cookware and battery operated products;

- the Relaxor(R) brand and certain inventory, including personal massagers and other personal care and wellness items;

- certain assets and intellectual property of The Stiffel Company, a designer of lamps and related products; and

- Sonex International Corporation, a designer and distributor of electric toothbrushes, which employ ultra high frequency sonic waves for cleaning.

     Expand International Presence. We intend to expand our international sales by developing international distribution channels for certain of our products and by pursuing acquisitions of complementary businesses.

     In fiscal 2003 we expect to expand out European distribution to include sales in Ireland and the Netherlands, as well as Spain and Italy, through certain exclusive distributorship agreements.

     In February 2002 we acquired Look For, a small household appliance distributor located in France, to enhance our European distribution system. In June 2001, we acquired Pifco Holdings PLC, a United Kingdom producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products. We renamed Pifco in fiscal 2002 to Salton Europe. We believe that Salton Europe's strong product lines and European distribution channels will enable us to expand our international distribution channels and cross-market our products in Europe.

     In March 1999 we entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse(R) brand name. We also market George Foreman(TM) Grills through QVC Germany and the Rejuvenique(R) facial mask and cosmetics through QVC Marco Polo Housewares in the United Kingdom. In addition, we have a 31% ownership interest in Amalgamated Appliance Holdings Limited, a public company located in South Africa, which manufactures and distributes appliances and electrical accessories. We market certain of our products in South Africa through Amalgamated Appliance Holdings Limited. We also market our products in Australia and New Zealand through our subsidiaries formed in fiscal 2000.

PRODUCTS

     Our portfolio of strong brand names enables us to service the needs of a broad range of retailers and satisfy the different tastes, preferences and budgets of consumers. Our products include full-featured and upscale models or designs as well as those which are marketed to budget conscious consumers. Our product categories include:

                PRODUCT CATEGORY                  SAMPLE PRODUCTS
----------------------------------------------------------------------------------------------------------
SMALL APPLIANCES
Kitchen Electrics                                 Motor driven appliances     Heating appliances
                                                  Beverage appliances         Cookware

Home Appliances                                   Heaters                     Floor care
                                                  Fans                        Steam cleaners
                                                  Humidifiers                 Outdoor grills
                                                  Air cleaners                Web-enabled TV
                                                  Garment care                Novelty lighting
SALTON AT HOME
Tabletop Products                                 Dinnerware                  Frames
                                                  Flatware                    Glassware
                                                  Fountains                   Serve/Giftware
Time Products                                     Alarm clocks                Decorative tabletop clocks
                                                  Decorative wall clocks      Safe home

Lighting Products                                 Floor lamps                 Table lamps
                                                  Other lamps                 Lighting accessories
PERSONAL CARE AND WELLNESS PRODUCTS               Health equipment            Bath/shower
                                                  Hair care                   Aroma therapy
                                                  Grooming                    Sound/light therapy
                                                  Dental                      Calming pools
                                                  Beauty                      Shower radios
                                                  Massage                     Fitness and recreation

The following table sets forth the approximate amounts and percentages of our net sales by product category during the periods shown.

                                       JUNE 29, 2002(1)        JUNE 30, 2001(1)          JULY 1, 2000
------------------------------------------------------------   ---------------------   ---------------------
                                                   % OF                    % OF                    % OF
FISCAL YEAR ENDED                      NET SALES   TOTAL       NET SALES   TOTAL       NET SALES   TOTAL
------------------------------------------------------------   ---------------------   ---------------------
Small Appliances                       $807,799     87.6%      $714,125     90.2%      $742,774     88.7%
Salton At Home                           85,957      9.3         59,793      7.5         60,709      7.3
Personal Care and Wellness Products      28,723      3.1         18,196      2.3         33,819      4.0
============================================================================================================
                                       $922,479    100.0%      $792,114    100.0%      $837,302    100.0%

(1) For fiscal 2001, the table includes the sales of Salton Europe from June 1, 2001 through June 30, 2001. For fiscal 2002, the table includes the sales of Salton Europe from July 1, 2001 through June 29, 2002.

APPLIANCES

     We design and market an extensive line of small appliances under the Salton(R), George Foreman(TM), Toastmaster(R), Russell Hobbs(R), Juiceman(R), Farberware(R), Melitta(R), White-Westinghouse(R), Kenmore(R), Breadman(R), Haden(R), Maxim(R), Westinghouse(R) and other brand names. At the end of fiscal 2002, we marketed approximately 2,548 SKUs under our brand names in this category. Growth within this product category has historically been driven primarily by the introduction of new or enhanced products and the development of the George Foreman(TM), White-Westinghouse(R), Farberware(R) and other product lines. For example, our line of George Foreman(TM) products, which began as a single grill in 1995, included 173 SKUs as of June 29, 2002.

     Our appliances product category includes:

- kitchen electrics products including thermal grills, toasters, bread makers, waffle makers, tea kettles, espresso/cappuccino/drip coffee makers, waffle makers, juicers, can openers, blenders, mixers, and electric knives; and

- home appliances including heaters, fans, vacuums, steam cleaners, irons, steamers;

     We enhanced our appliance offerings in January 1999 by acquiring Toastmaster Inc. Toastmaster markets and distributes a wide array of appliances under the Toastmaster(R) brand name.

     We further enhanced our appliance offerings in June 2001 by acquiring Pifco Holdings, PLC, now renamed Salton Europe. In addition to appliance offerings, Salton Europe also markets products under the Salton At Home and Personal Care and Wellness categories.

SALTON AT HOME

     We design and market an extensive line of tabletop products, time products and lighting products. At the end of fiscal 2002, we marketed approximately 6,807 SKUs under our brand names in this category. Tabletop products include crystal products offered under the Block China(R), Atlantis(R), Sasaki(R), Jonal(R) and other brand names, fine china and basic dinnerware in various designs and patterns under the Block China(R), Calvin Klein(R), Sasaki(R) and other brand names, and ceramic products under the Block(R) brand name.

     We began offering tabletop products in fiscal 1997. We enhanced our tabletop product offerings on April 5, 1999 by acquiring certain assets of Sasaki, Inc., a designer of high-quality tabletop products and accessories for the home. The Sasaki(R) product lines which we acquired include dinnerware, barware, flatware and crystal giftware designed by well-known tabletop designers.

     In the fourth quarter of fiscal 2000, we entered into an exclusive licensing agreement for the manufacture and distribution of tabletop and giftware items under the Calvin Klein(R) tabletop label.

     Our time products are comprised of electric and analog alarm clocks, electric and quartz wall clocks with plastic, wood and/or metal cases, imported key-wound clocks and L.E.D. digital clocks. We market our time products under the Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), and other brand names. We also market household (electromechanical and electronic) timers under both the Ingraham(R) and Timex(R) brand names, which are used for, among other purposes, switching electric lights and other appliances on and off at pre-determined times.

     We began offering table lamps, floor lamps, other lamps and lighting accessories after our acquisition in August 2001 of the trademarks, other intellectual property assets and molds of The Stiffel Company, a designer of lamps and related products. We offer our lighting products under the Decor by Stiffel(TM), Expressions by Stiffel(TM), Reflections by Stiffel(TM), Studio by Stiffel(TM), Stiffel(R) and other brand names.

PERSONAL CARE AND WELLNESS PRODUCTS

     We design and market a broad range of personal care and wellness products under brand names such as Wet Tunes(TM), Salton(R), White-Westinghouse(R), Rejuvenique(R), Ultrasonex(TM), Starck(R), Relaxor(R), Carmen(R) and others. At the end of fiscal 2002, we marketed approximately 673 SKUs in the personal care and wellness products category.

     Our personal and beauty care appliances marketed under the Salton(R) brand name include hair dryers, curling irons and brushes, make-up mirrors, massagers, manicure systems and shower radios. Our Wet Tunes(TM) series of shower radios are sold under the Salton(R) brand name and feature AM/FM radio with waterproof mylar speakers and wall mount brackets. Our personal and beauty care appliances also include the Rejuvenique(R) system, which we began marketing through infomercials in early 1999.

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

     We also have a "gifts" program designed for department stores. Under this program, we provide department stores with practical, special occasion and small gift products. Our gifts programs include the mini tool, calcutape, travel smoke alarm, emergency auto flasher and the 7-piece gardening kits.

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

     During fiscal 2002, we introduced 326 new SKUs in the small appliance category, 2,189 new SKUs in the Salton At Home products category, and 120 new SKUs in the personal care and wellness products category.

MARKETING AND DISTRIBUTION

     We currently market and sell our products primarily in North America and Europe through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier domestic and international retailers, including Wal-Mart, Target Corporation, Sears, Kmart, Federated Department Stores, J.C. Penney Company, Argos Limited, Kohl's Department Stores, May Company Department Stores, Bed, Bath & Beyond, Lowe's and Linens 'n Things.

     In addition to directing our marketing efforts toward retailers, we sell certain of our products, primarily George Foreman(TM) Grills, Juiceman(R) and Juicelady(R) fresh juice machines and the Rejuvenique(R) facial toning system, as well as electric woks, pizza makers, George Foreman(TM) Rotisserie Ovens, Ultrasonex(TM) line of electrically operated toothbrushes and related products and George Foreman(TM) Portable Outdoor Grills, directly to consumers through infomercials and our Internet website. We provide promotional support for our products with the aid of national television, radio and print advertising, cooperative advertising with retailers, and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

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

     We direct our marketing efforts toward retailers and believe that obtaining favorable product placement at the retail level is an important factor in our business, especially when introducing new products. In an effort to provide our retail customers with the highest level of customer service, we have an advanced electronic data interchange system to receive customer orders and transmit shipping and invoice information electronically. Our management uses this system to monitor point-of-sale information at certain accounts. We maintain an Internet site, which enables our retail customers to access on-line shipment information.

     We emphasize the design and packaging of our products to increase their appeal to consumers and to stand out among other brands on retailers' shelves. We believe that distinctive packaging, designed to answer consumers' questions concerning our products, has resulted in increased shelf space and greater sales. In addition, we have a consumer relations department with over 50 persons to answer consumer questions about our products.

     Our total net sales to our five largest customers during fiscal 2002 were approximately 43% of net sales, with Wal-Mart representing approximately 14% of our net sales and Target Corporation representing approximately 12% of our net sales. Our total net sales to our five largest customers during fiscal 2001 were approximately 47% of net sales, with Wal-Mart representing approximately 12% of our net sales and Kmart representing approximately 11% of our net sales.

     In 1997, we entered into a seven-year supply agreement with Kmart, which is currently in Chapter 11 bankruptcy, for Kmart to purchase, distribute, market and sell a broad range of small appliances under the White-Westinghouse(R) brand name. Kmart is the exclusive United States mass merchant to market these White-Westinghouse(R) products. The supply agreement provides Kmart sole distribution rights to the White-Westinghouse(R) brand name for the mass merchandiser market, but allows distribution through other retail channels under certain conditions. Sales of White-Westinghouse products to Kmart approximated 0.9% and 3.8% of our total net sales for fiscal years 2002 and 2001, respectively.

     The supply agreement with Kmart provides for minimum purchases by Kmart, which increase through the term of the supply agreement, and for the payment of penalties for shortfalls. If the aggregate United States retail sales for any specified category decrease by more than 10% in any year from that sold in the prior year, Kmart has the right to reduce the minimum purchase requirements for that category to an amount not less than 80% of the minimum for that period. Kmart, currently in Chapter 11 bankruptcy proceedings, has not reaffirmed its rights under the contract on a post petition basis. We are currently in negotiations with Kmart to resolve both pre- and post-petition issues under this contract.

     In 1999, we entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada, to supply a broad range of small appliances under the White-Westinghouse(R) brand name. We also have expanded our distribution of private-label products with certain major retailers under brand names such as Kenmore(R) (Sears) and Cook's Essentials(R)
(QVC).

SOURCES OF SUPPLY

     Most of our products are manufactured to our specifications by over 25 unaffiliated manufacturers located primarily in Far East locations, such as Hong Kong, the People's Republic of China and Taiwan, and in Europe. Many of these suppliers are ISO 9000 and ISO 9002 certified. We believe that we maintain good business relationships with our overseas manufacturers.

     We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe that we are not currently dependent on any single manufacturer for any of our products. However, one supplier located in China, accounted for approximately 32.5% of our product purchases during fiscal 2002 and for approximately 35.2% of our product purchases in fiscal 2001. We believe that the loss of any one manufacturer would not have a long-term material adverse effect on our business because other manufacturers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

     Our purchase orders are generally made in United States dollars in order to maintain continuity in our pricing structure and to limit exposure to currency fluctuations. Salton Europe currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling against United States dollars. Our policy is to maintain an inventory base to service the seasonal demands of our customers. In certain instances, we place firm commitments for products from six to twelve months in advance of receipt of firm orders from customers.

     Quality assurance is particularly important to us and our product shipments are required to satisfy quality control tests established by our internal product design and engineering department. We employ both internal and independent agents to perform quality control inspections at the manufacturers' factories during the manufacturing process and prior to acceptance of goods.

     Salton Hong Kong, Ltd. (Salton Hong Kong), our wholly owned subsidiary, has been granted status in Hong Kong and the People's Republic of China as a manufacturing company. Salton Hong Kong has developed a key relationship with one of its suppliers whereby the supplier produces certain products for us using materials purchased by Salton Hong Kong and certain assets provided by Salton Hong Kong. The purpose of this relationship is to secure for us a long-term supply relationship at favorable pricing.

COMPETITION

     Our industry is mature and highly fragmented. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing support and distribution approaches.

     In the sale of small appliances, we compete with, among others, Applica, Inc., Braun, Delonghi, Hamilton Beach/Proctor Silex, Holmes/Rival, Krups, National Presto, Rowenta and Sunbeam. In the sale of Salton At Home products, we compete with, among others, Baccarat Crystal, Lenox, Mikasa, Miller Rogaska, Villeroy Boch, Waterford Crystal, Wedgewood, Westwood Lighting, Robert Abbey, Advance Corp. and M.Z. Berger. In the sale of personal care and wellness products, we compete with, among others, Andis, Conair Corporation, Helen of Troy and Sunbeam. We believe that our success is dependent on our ability to offer a broad range of existing products and to continually introduce new products and enhancements of existing products, which have substantial consumer appeal, based upon price, design, performance and features. We also believe that our brand names are important to our ability to compete effectively and give us the capability to provide consumers with appealing, well priced products to meet competition.

EMPLOYEES

     As of June 29, 2002, we employed approximately 1400 persons. Approximately 90 employees, who work at our Elizabeth, New Jersey facility and approximately 70 employees at our Salton Europe, Wolverhampton, England facility, were covered by collective bargaining agreements. The Elizabeth, New Jersey agreement expires on February 28, 2005 and the Wolverhampton, England agreement is ongoing and has no expiration date. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

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

BACKLOG

     Our backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of June 29, 2002, we had a backlog of approximately $298.2 million compared to approximately $346.8 million as of June 30, 2001. We do not believe that backlog is necessarily indicative of our future results of operations or prospects.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

     We hold numerous patents and trademarks registered in the United States and foreign countries for various products and processes. We have registered certain of our trademarks with the United States Patent and Trademark Office. We consider these trademarks to be of considerable value and of material importance to our business.

     During 1996, we entered into license agreements with White Consolidated Industries, Inc. for use of the White-Westinghouse(R) trademark for small kitchen appliances, personal care products, fans, heaters, air cleaners and humidifiers. The license agreements grant us the exclusive right and license to use the White-Westinghouse(R) trademark in the United States and Canada in exchange for certain license fees and royalties. The license agreements also contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Each of these license agreements is also terminable on or after the fifth anniversary of the agreement upon one-year's notice or upon a breach by us.

     In fiscal 1997, we obtained the exclusive, worldwide right to distribute Farberware(R) small electric appliances. Farberware(R) is a time-honored trade name in the cookware and small electric appliance industry.

     In fiscal 1999, we obtained the exclusive right to manufacture, market and distribute throughout the United States small electrical coffee preparation products, including drip coffee makers, percolators, espresso machines, coffee grinders, and coffee mills, under the Melitta(R) brand name. We also entered into a license agreement with Aesthetics, Inc. in fiscal 1999. The license covers the manufacturing, marketing and distributing of the Rejuvenique(R) facial product lines. Also in fiscal 1999, we entered into an exclusive worldwide licensing agreement with UltraVection International to market ovens using UltraVection(TM)'s patented technology.

     On December 9, 1999, we acquired from George Foreman and other venture participants the right to use in perpetuity and worldwide the name George Foreman(TM), including pictures and the likeness of George Foreman, in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. This transaction terminated as of July 1, 1999 our obligation to pay royalties based on the sale of George Foreman(TM) products. The aggregate purchase price was $113.75 million in cash, a note payable in five annual installments of $22.75 million commencing on the closing date, and 779,191 shares of our common stock.

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

     On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated our guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. Upon completion of this transaction, we had only two installments of $22.75 million remaining under the note as well as our outstanding guarantee obligation to the other venture participants. In the first quarter of fiscal 2003, we paid the first of the remaining installments under the note.

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

     On September 8, 2000, we entered into a worldwide exclusive licensing agreement to market and distribute the "spin fryer" home appliance. This product continues in development and we expect to introduce the first version in January 2003.

     On January 12, 2001, Appliance Co. of America LLC appointed us as its exclusive distributor in North America of Welbilt(R) small kitchen electric appliances. In connection with the distribution agreement, we agreed to offer China

Resources Electrical Appliance (Zuhai Co.) Ltd., one of our suppliers located in the Far East and the parent company of Appliance Co. of America LLC, orders to manufacture an aggregate of at least $200 million of small kitchen electric appliances by the end of 2006 (with minimum offered orders of $25 million per year). If we offer China Resources an order but fail to reach an agreement on delivery, payment and other terms, our offered order counts against the minimum offered orders requirement if we place the order with a third party on terms which are more favorable to us, in our sole discretion, than those offered by China Resources to us. In the third quarter of fiscal 2002 we elected to discontinue use of the Welbilt(R) name after disappointing results in the first year. We continue to purchase other products from China Resources to fulfill our obligation.

     On August 7, 2001 we acquired all of the trademarks, molds, intellectual property, rights and patents related to the Westclox(R), Big Ben(R) and Spartus(R) brands for $9.8 million.

     On April 22, 2002, we entered into an exclusive licensing agreement with Westinghouse Electric Corporation to use its marquis Westinghouse(R) brand name, Circle W trademark, and the brand awareness statement "You can be sure . . . if it's a Westinghouse(R)" on the following product categories: kitchen electrics, fans and heaters, personal care, table top air cleaners and humidifiers, clocks and vacuums. The agreement, which covers North America, South America, Africa, Europe, Asia and Australia-New Zealand, has a term ending on March 31, 2008. Upon completion of the six-year term, the agreement is renewable for additional five year terms. We are subject to pay minimum royalty payments to Westinghouse beginning in the third year of the agreement.

     We have other licensing arrangements with various other companies to market products bearing the trademark or likeness of the subject matter of the license. These licenses include the right to market various products under Sasaki(R), Timex(R) for timers, Hershey Kiss(R), Looney Tunes(TM) and Starck(R). We believe that these other license arrangements help to demonstrate our creativity and versatility in product design and the enhancement of existing products.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

     We have a significant amount of indebtedness relative to our equity size. As of June 29, 2002, we had total consolidated indebtedness of $460.1 million, including $148.6 million of 12 1/4% senior subordinated notes due 2008 and $125.0 million of 10 3/4% senior subordinated notes due 2005, excluding $8.1 million related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008 and $18.2 million for the loan notes to Pifco shareholders that are fully cash collateralized, and total stockholders' equity of $245.0 million. We also had additional availability under our revolving credit facility of $62.2 million. We may incur additional indebtedness in the future, including through additional borrowings under our amended and restated credit agreement, subject to the satisfaction of certain financial tests.

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

     Our high level of debt could have important consequences for you, such as:

     - our debt level makes us more vulnerable to general adverse economic and industry conditions;

     - our ability to obtain additional financing for acquisitions, or to fund future working capital, capital expenditures or other general corporate requirements may be limited;

     - we will need to use a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, which will reduce the amount of money available to fund working capital, capital expenditures or other general corporate purposes;

     - our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete may be limited; and

     - our debt level may place us at a competitive disadvantage to our less leveraged competitors.

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

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OUR FINANCIAL RESULTS WOULD SUFFER.

     Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2002 were approximately 43% of net sales, with Wal-Mart representing approximately 14% of our net sales and Target Corporation representing approximately 12% of our net sales. Our total net sales to our five largest customers during fiscal 2001 were approximately 47% of net sales, with Wal-Mart representing approximately 12% of our net sales and Kmart representing approximately 11% of our net sales. Except for our supply agreements with Kmart and Zellers, we do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

IF WE EXPERIENCE A WORK STOPPAGE AT OUR MAJOR PORTS OF ENTRY CAUSED BY A DOCK STRIKE OUR ABILITY
TO SERVICE OUR CUSTOMERS MAY BE AFFECTED.

     We purchase almost all of our product from foreign suppliers. These products are shipped to us on ocean vessels, which land at various ports. A work stoppage at any or all of these ports could have a material adverse impact on our ability to obtain and deliver products to our warehouses or our customers.

IF WE DO NOT DEVELOP AND INTRODUCE NEW PRODUCTS, OUR ABILITY TO GROW OUR BUSINESS WILL BE LIMITED.

     We believe that our future success will depend in part upon our ability to continue to introduce innovative designs in our existing products and to develop, manufacture and market new products. We may not successfully introduce, market and manufacture any new products or product innovations or develop and introduce, in a timely manner, innovations to our existing products, which satisfy customer needs or achieve market acceptance. Our failure to develop products and introduce them successfully and in a timely manner would harm our ability to grow our business.

WE DEPEND HEAVILY ON OUR FOREIGN SUPPLIERS, WHICH SUBJECTS US TO THE RISKS OF DOING BUSINESS ABROAD.

     We depend upon unaffiliated foreign companies for the manufacture of most of our products. One supplier located in China, accounted for approximately 32.5% of our product purchases during fiscal 2002 and accounted for approximately 35.2% of our product purchases in fiscal 2001. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements however, the loss of a supplier could, in the short term, adversely effect our business until alternative supply arrangements are secured.

Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

- import duties;

- trade restrictions;

- production delays due to unavailability of parts or components;

- increase in transportation costs and transportation delays;

- work stoppages;

- foreign currency fluctuations; and

- political and economic instability.

THE SMALL HOUSEHOLD APPLIANCE INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

We believe that competition is based upon several factors, including:

- price;

- access to retail shelf space;

- product features and enhancements;

- brand names;

- new product introductions; and

- marketing support and distribution approaches.

     We compete with established companies, some of which have substantially greater facilities, personnel, financial and other resources than we have. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.

IF THE RETAIL INDUSTRY CONTINUES TO EXPERIENCE AN ECONOMIC SLOWDOWN, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

     We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. The current general slowdown in the retail sector has adversely impacted our net sales of products, our operating margins and our net income. The risks of terrorist attacks and potential hostilities could prolong or worsen the current economic downturn. If such conditions continue or worsen, it could have a material adverse effect on our business, financial condition and results of operations.

     The current general slowdown in the retail sector has resulted in, and we expect it to continue to result in, additional pricing and marketing support pressures on us.

     Certain of our retail customers, including Kmart, have filed for bankruptcy protection in recent years. Kmart represented 6% and 11% of total net sales in fiscal 2002 and 2001, respectively. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by, or other adverse change in the financial condition of, a significant customer could adversely affect our financial results.

ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

     We continue to seek opportunities to acquire businesses and product lines that fit within our acquisition strategy, including the expansion of our international sales through the acquisition of complementary businesses. We may not successfully identify acceptable acquisition candidates or integrate any acquired operations. For instance, we cannot assure you that the anticipated benefits of our recent acquisitions of Look For, a distributor located in France, the Westclox(R), Big Ben(R) and Spartus(R) brands and Pifco Holdings PLC (renamed Salton Europe) will be realized. Opportunities for growth through acquisitions, future operating results and the success of acquisitions may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rate and tax laws.

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

EXPANDING OUR INTERNATIONAL SALES WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

     We intend to pursue growth opportunities internationally. Our international sales accounted for less than 20% of our total net sales for fiscal 2002. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

- the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build a brand identity without certainty that we will be successful;

- unexpected changes in regulatory requirements;

- inadequate protection of intellectual property in foreign countries;

- foreign currency fluctuations;

- transportation costs;

- adverse tax consequences; and

- political and economic instability.

We cannot assure you that we will not incur significant costs in addressing these potential risks.

IF WE HAVE TO EXPEND SIGNIFICANT AMOUNTS TO REMEDIATE ENVIRONMENTAL LIABILITIES, OUR FINANCIAL RESULTS WILL SUFFER.

     Prior to January 2001, we manufactured certain of our products at our owned plants in Laurinburg, North Carolina, Macon, Missouri, Boonville, Missouri, Moberly, Missouri and Kirksville, Missouri. Our previous manufacturing of products at these sites, which have been converted to warehouse and distribution facilities, exposes us to potential liabilities for environmental damage that these facilities may have caused or may cause nearby landowners. During the ordinary course of our operations, we have received, and we expect that we may in the future receive, citations or notices from governmental authorities asserting that our facilities are not in compliance with, or require investigation or remediation under, applicable environmental statutes and regulations. Any citations or notices could have a material adverse effect on our business, results of operations and financial condition.

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

LONG LEAD TIMES AND CUSTOMER DEMANDS MAY CAUSE US TO PURCHASE MORE INVENTORY THAN NECESSARY.

     Manufacturing lead times and a strong concentration of our sales occurring during the September through December time period require that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown we cannot assure you that our customers will order these inventories as anticipated.

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

     We license various trademarks and trade names from third parties for use on our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, each license may be terminated if we fail to satisfy minimum sales obligations or if we breach the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.

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

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, OUR ABILITY TO GROW AND DEVELOP OUR BUSINESS WILL SUFFER.

     Our continued success will depend significantly on the efforts and abilities of David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; William B. Rue, President and Chief Operating Officer and David Mulder, Executive Vice President and Chief Administrative Officer. The loss of the services of one or more of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDER MAY CONFLICT WITH YOUR INTERESTS.

     As of June 29, 2002, Centre Partners Management LLC and entities directly or indirectly controlled by Centre Partners beneficially owned in the aggregate approximately 27% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of our outstanding common stock and one director as long as it and its affiliates own at least 7.5% of the total voting power of our outstanding common stock. The interests of Centre Partners may conflict with your interests in certain circumstances.

TAKEOVER DEFENSE PROVISIONS WHICH WE HAVE IMPLEMENTED MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover or may deter takeover attempts by third parties. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

- a classified board of directors;

- a prohibition on stockholder action through written consents;

- a requirement that special meetings of stockholders be called only by the board of directors;

- availability of "blank check" preferred stock.

ITEM 2.  Properties

     A summary of our leased properties is as follows:

                                                                                        AREA
LOCATION                               DESCRIPTION                                 (SQ. FT.)      LEASE EXPIRATION
------------------------------------------------------------------------------------------------------------------
Compton, CA                            Warehouse                                     414,967     December 31, 2003
Rancho Dominguez, CA                   Warehouse                                     340,672       August 31, 2003
Mira Loma, CA                          Warehouse and distribution facility           216,300      October 31, 2007
Elizabeth, NJ                          Warehouse                                     220,000      October 31, 2004
Harrison, NJ                           Warehouse and sales office                    146,555          May 31, 2007
Cheraw, SC                             Warehouse                                     127,070    September 30, 2003
Lake Forest, IL                        Corporate offices and showrooms                58,680    September 30, 2011
Gurnee, IL                             Retail outlet and warehouse                    34,649     November 30, 2006
Kenilworth, NJ                         Marketing and sales office                     12,309    September 30, 2007
New York, NY                           Sales office                                    6,959       August 31, 2004
New York, NY                           Sales office                                    6,802       August 31, 2004
Kenosha,WI                             Retail outlet                                   6,000     December 31, 2002
Prince William, VA                     Retail outlet                                   4,386     December 31, 2004
Westend, NJ                            Retail outlet                                   2,400          May 31, 2004
Mississsagua, Ontario                  Sales office                                    2,158        April 30, 2004
Mississsagua, Ontario                  Sales office                                    1,647         July 31, 2005
Troy, MI                               Sales office                                    1,435          May 31, 2004
Eden Prairie, MN                       Sales office                                    1,262        April 30, 2005
Laurinburg, NC                         Showroom                                        1,000        Month to month

     We own all of the facilities listed below, which we acquired in connection with the acquisition of Pifco Holdings PLC in June 2001 and Toastmaster in January 1999. These facilities have been pledged as collateral to secure payment of our senior debt obligations. The following table sets forth the location and approximate square footage of each of our significant owned facilities.

                                                                        AREA
LOCATION                DESCRIPTION                                (SQ. FT.)
----------------------------------------------------------------------------
Wolverhampton, England  Manufacturing and warehouse                  323,306
Laurinburg, NC          Sales and warehouse facility                 223,000
Macon, MO               Warehouse and service center                 171,000
Boonville, MO           Warehouse and service center                 169,000
Manchester, England     Administrative offices and warehouse         168,178
Moberly, MO             Warehouse                                    134,000
Staffordshire, England  Warehouse                                    122,938
Kirksville, MO          Warehouse                                    114,000
Columbia, MO            Warehouse                                    107,000
Columbia, MO            Warehouse                                     65,000
Columbia, MO            Administrative offices                        62,000
Boonville, MO           Warehouse                                     58,000
Manchester, England     Factory Store                                  2,578

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

ITEM 3. Legal Proceedings

GENERAL

     On January 23, 2001, we filed a lawsuit against Applica, Inc. (formerly known as Windmere-Durable Holdings, Inc.) and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleged that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal the breach, tortuously interfered with our business and contractual relationships and breached its duty of good faith and fair dealing. We reached a settlement agreement with Applica, effective as of June 21, 2002, which resulted in the following:

- The cancellation of the obligations on our balance sheet with respect to the promissory note which we issued to Applica in 1998, which note has a face value of $15.0 million and a carrying value prior to the settlement of approximately $10.8 million and an accounts payable balance of $1.3 million;

- The termination of our obligation to pay Applica a fee based upon our net sales of White-Westinghouse(R) products to Kmart;

- The agreement by Applica to be responsible for the payment of any losses or settlements relating to claims made by a former sales representative of Salton;

- The grant by a subsidiary of Applica to Salton of a royalty-free license to use certain technology relating to electric toasters;

- The payment by Salton to Applica of $1.8 million on or before December 31, 2002 and $2.0 million on or before June 30, 2004; and

- A mutual release by the parties.

     On July 2, 2001, we were served with a complaint for patent infringement alleged by AdVantage Partners LLC in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that we and retailers that sell our "George Foreman Jr." rotisserie grills were infringing two of AdVantage's patents. AdVantage sought a permanent injunction against sale of George Foreman(TM) rotisserie grills utilizing the inventions claimed by those patents and unspecified monetary damages including a request for treble damages.

     On August 9, 2001, AdVantage Partners LLC filed a second complaint against us for patent infringement in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that we have infringed a patent assigned to AdVantage, and sought a permanent injunction against our sale of the "Baby George Foreman" rotisserie grill, which purportedly utilizes an invention claimed by that patent, and unspecified monetary damages including a request for treble damages. The patent relates to a gear driven spit assembly for rotisserie ovens.

     In the first quarter of fiscal 2003, we settled the aforementioned patent infringement litigations as well as those suits involving some of our retail customers. The resolution provides us with the right to distribute and sell certain rotisserie products, including our current versions of the George Jr. and Baby George Rotisseries, and retailers the right to resell those products, without fear of future patent litigation. The resolution also preserves to Popeil Inventions Inc. the exclusive license in countertop rotisseries to the rotisserie patents developed by Ron Popeil.

     On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against us in the federal court of the Western District of Washington. In its Complaint, Philips challenges various advertising claims made by us about the Ultrasonex(TM) electric toothbrush. Philips alleges causes of action for false advertising and seeks to enjoin us from using various claims in its advertising of the product.

     On August 28, 2002, the Court entered an order granting Philips' motion for preliminary injunction. As a result of this order, we are preliminarily enjoined from airing two commercials or developing new advertising for the Ultrasonex(TM) using one of the specific advertising claims at issue. The preliminary order does not enjoin the sale of the toothbrush or require that we modify the product's packaging in any way. Under the current scheduling order, a trial on the merits is scheduled for October 2003.

     On September 5, 2002, we entered into an agreement with the Attorney Generals of New York and Illinois governing our future conduct with retailer relating to our indoor electric grills. We expect all, or nearly all, other states will join this agreement. This agreement provides for us to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively. All of our payments are contingent on states representing at least 80% of the national population entering into the settlement agreement.

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

ENVIRONMENTAL

     We are participating in environmental remediation activities at four sites, which we own or operate. As of June 29, 2002, we have accrued approximately $0.2 million for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although the costs could exceed that amount, we believe that any excess will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  Submission Of Matters To Vote Of Security Holders

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Not applicable

                                    PART II

ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     The registrant's common stock has traded on the New York Stock Exchange under the symbol "SFP" since February 26, 1999. From October 1991 until February 25, 1999, our common stock traded on the Nasdaq National Market under the symbol "SALT". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the New York Stock Exchange adjusted for the three-for-two stock split effected on July 28, 1999.

                                                                HIGH      LOW
-----------------------------------------------------------------------------
FISCAL 2002
    First Quarter                                             $19.35   $ 8.24
    Second Quarter                                            $20.20   $ 7.96
    Third Quarter                                             $23.60   $16.76
    Fourth Quarter                                            $20.66   $12.16

FISCAL 2001
    First Quarter                                             $41.50   $28.63
    Second Quarter                                            $33.38   $16.56
    Third Quarter                                             $23.00   $14.96
    Fourth Quarter                                            $21.80   $12.85

FISCAL 2000
    First Quarter                                             $50.00   $21.69
    Second Quarter                                            $39.44   $24.25
    Third Quarter                                             $60.88   $27.69
    Fourth Quarter                                            $49.81   $26.88

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. We are also prohibited from declaring or paying cash dividends on our capital stock under our terms of our credit agreement and senior subordinated notes. As of September 20, 2002 there were approximately 337 holders of record of our common stock.

PREFERRED STOCK

     We have 40,000 outstanding shares of the convertible preferred stock. The convertible preferred stock is non-dividend bearing except if we breach, in any material respect, any of our material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (as defined below). The payment of dividends is limited by the terms of our credit agreement.

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

     In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Convertible Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the "Liquidation Preference"), before any distribution is made to the holders of any Salton common stock or any other of our capital stock ranking junior as to liquidation rights to the convertible preferred stock.

     We may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of our common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Performance per share, payable at the Company's option in cash or shares of Salton common stock.

     As of September 20, 2002 there were 40,000 shares of the convertible preferred stock outstanding, held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6.  Selected Financial Data

     The following selected historical financial data as of and for the fiscal years ended June 29, 2002, June 30, 2001, July 1, 2000, June 26, 1999 and June 27, 1998 have been derived from, and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto. All of the following information is qualified in its entirety by, and should be read in conjunction with our audited consolidated financial statements, including the notes thereto.

FISCAL YEARS ENDED
                                                    JUNE 29,   JUNE 30,   JULY 1,    JUNE 26,   JUNE 27,
                                                      2002       2001       2000       1999       1998
--------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS
Net sales                                           $922,479   $792,114   $837,302   $506,116   $305,599
Cost of goods sold                                   544,147    474,256    467,250    285,526    179,376
Distribution expenses                                 60,831     49,395     37,639     21,621     12,327
--------------------------------------------------------------------------------------------------------
  Gross profit                                       317,501    268,463    332,413    198,969    113,896
Selling, general, and administrative expenses        223,577    156,885    156,749    129,588     84,216
Legal settlements, net                                 2,580         --         --         --         --
--------------------------------------------------------------------------------------------------------
  Operating income                                    91,344    111,578    175,664     69,381     29,680
Interest expense, net                                (44,431)   (37,732)   (28,761)   (15,518)    (5,333)
Fair market value adjustment on derivatives           (2,372)        --         --         --         --
Cost associated with refinancing                          --         --         --         --     (1,133)
Realized gain on sale of marketable securities            --         --         --         --      8,972
--------------------------------------------------------------------------------------------------------
  Income before income taxes                          44,541     73,846    146,903     53,863     32,186
Income tax expense                                    14,394     27,692     55,087     19,320     12,205
--------------------------------------------------------------------------------------------------------
Net income                                          $ 30,147   $ 46,154   $ 91,816   $ 34,543   $ 19,981
========================================================================================================
Weighted average common shares outstanding            11,005     11,750     11,221     10,760     19,594
Net income per share:
  Basic                                             $   2.74   $   3.93   $   8.18   $   3.21   $   1.02
Weighted average common shares and common
  Equivalent shares outstanding                       15,042     16,065     15,526     14,562     20,259
Net income per share:
  Diluted                                           $   2.00   $   2.87   $   5.91   $   2.37   $   0.99

BALANCE SHEET DATA (at period end)
Working capital                                     $278,407   $310,648   $197,671   $165,936   $ 44,768
Total assets                                         825,568    722,884    564,276    328,316    141,397
Total debt(1)                                        460,066    402,713    327,220    214,558     50,475
Stockholders' equity                                 245,036    211,497    173,808     50,739     57,710

---------------
(1) Excluding $18.2 million in fiscal 2002 and $11.3 million in fiscal 2001 related to the loan notes to Pifco shareholders which were fully cash collateralized and excluding $8.1 million in fiscal 2002 and $(0.5) million in fiscal 2001 related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation: our degree of leverage; economic conditions and the retail environment; the timely development, introduction and customer acceptance of our products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; our relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; international business activities; the risks relating to legal proceedings, the risks relating to intellectual property rights; the risks relating to regulatory matters, as well as other risks referenced from time to time in our filings with the commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a leading domestic designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), White-Westinghouse(R), Westinghouse(R), Farberware(R), Melitta(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R) timers, Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R).

     We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet website. We market and sell our products primarily in the United States and Europe through our own sales force and a network of independent commissioned sales representatives.

     The general slowdown in the retail sector, which began during our second fiscal quarter of 2001, has continued to have an adverse effect on our sales, operating profit and net income. We continue to experience a shift in our customers' buying patterns from higher-priced products to lower price point promotional products. Although this was somewhat abated in the fourth quarter of fiscal 2002 we are unsure of the longer term pattern of purchases of our customers. Our wide range of products at different price points has allowed us to adapt to this shift in buying patterns. This shift to lower priced products also lowered gross margins as opening and mid-price point products generally have lower gross margins than our higher price point products. Also, we have had to spend additional promotion and advertising dollars to maintain our market presence. Our products, and our market leading position in so many categories, gives us a solid foundation to actively face the difficult economic environment.

     The results for the fiscal year 2002 include pre-tax charges of $2.6 million related to three legal settlements discussed below, $5.3 million in reserve increases related to certain trade and royalty receivables, and $6.8 million associated with exiting certain product lines. These lines include cookware and large outdoor gas grills. The results for fiscal 2001 include pre-tax charges of $8.2 million related to inventory losses, $5.1 million in LIFO charges, and $2.0 million related to the bankruptcy of Ames Department Stores.

     As a result of complaints from a few retailers concerning our allocation in 1998 and 1999 of certain George Foreman(TM) grills, we have entered into an agreement with the Attorney Generals of New York and Illinois governing our future conduct with retailers relating to our indoor electric grills. We expect all, or nearly all, of the other states to join in this agreement.

     Although we believe that we acted in compliance with longstanding antitrust principles, we entered into this agreement to resolve this matter without the distractions and costs of a lengthy investigation and likely litigation.

     The agreement with the Attorney Generals provides for us to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively. All of these payments are contingent on States representing at least 80% of the national population entering into the settlement agreement.

     We also entered into a settlement agreement with Applica, Inc. to settle all outstanding claims against each other. The principal features of the settlement are:

- The cancellation of the obligations on our balance sheet with respect to the promissory note which we issued to Applica in 1998, which note has a face value of $15.0 million and a carrying value prior to the settlement of approximately $10.8 million and an accounts payable balance of $1.3 million;

- The termination of our obligation to pay Applica a fee based upon our net sales of White-Westinghouse(R) products to Kmart;

- The agreement by Applica to be responsible for the payment of any losses or settlements relating to claims made by a former sales representative of Salton;

- The grant by a subsidiary of Applica to Salton of a royalty-free license to use certain technology relating to electric toasters;

- The payment by Salton to Applica of $1.8 million on or before December 31, 2002 and $2.0 million on or before June 30, 2004; and

- A mutual release by the parties.

     We also settled the litigation brought by AdVantage Partners, the licensee of Popeil Inventions. AdVantage Partners claimed that our Foreman(TM) rotisserie ovens infringed certain patents held by AdVantage. The settlement we entered into entitles Salton and all of our retail customers to sell the rotisserie ovens without fear of future litigation and effectively grants to us the right to use all of the patents on rotisserie ovens held by AdVantage Partners.

     In April 2002, we announced we had signed an exclusive licensing agreement with Westinghouse Electric Corporation to use its Westinghouse(R) brand name, Circle W trademark, and the brand awareness statement "You can be sure . . . if it's Westinghouse(R)" on certain product categories in North America, South America, Africa, Europe, Asia, and Australia-New Zealand.

     The agreement commenced immediately and will last six years, ending on March 31, 2008. Upon completion of the six-year term, the agreement will be renewable for an additional five 5-year terms. Under the agreement, no initial capital investment is required from Salton. We are subject to minimum royalty payments to Westinghouse beginning in the third year of the agreement. The terms of the agreement give Salton the exclusive right to use the Westinghouse brand name and its trademarks on the following product categories: kitchen electrics, fans and heaters, personal care, table top air cleaners and humidifiers, clocks, and vacuums.

     We intend to launch a new line of Westinghouse(R) branded innovative vacuum cleaners. The launch includes a series of innovative, technologically advanced vacuums under the Westinghouse(R) brand and will feature a wireless upright vacuum cleaner. This product will be bagless, eliminate the need for a cord while vacuuming, and provide comparable suction power to a corded vacuum cleaner. We also plan to introduce two corded upright vacuum cleaners that feature bagless technology and HEPA filtration.

     Additionally, we announced the introduction of a new line of smart, networked home appliances, under the Westinghouse(R) brand, that will interface with the internet via a information center called a gateway device designed by Salton and powered by Microsoft Windows CE .NET. The new line of products will include the gateway device, breadmakers, convection ovens, and coffee makers, among other planned future products. Initial shipments of these products are expected to occur in calendar year 2003.

     In March 2002, we announced the acquisition by Salton Europe of the Look For Group in France. Look For is a distributor of small electric appliances in mainland Europe, primarily France, under the brand names Suntai(R), Orgalys(R) and Orva(R) brands. Look For also distributes Russell Hobbs(R) for Salton Europe in its existing markets. For the year ended December 31, 2001, Look For recorded annual sales of approximately US$10 million.

     In March 2002, we announced the appointment of David M. Mulder to the newly created position of Executive Vice President and Chief Administrative Officer. Mr. Mulder is responsible for overseeing corporate finance, U.S. operations, U.S. information technology and U.S. human resources.

     In August 2001, we announced the acquisition of the Westclox(R), Big Ben(R) and Spartus(R) brands from the bankrupt General Time Corporation, until recently the largest producer and marketer of alarm, wall and occasional clocks in North America. Under the terms of the acquisition, we agreed to purchase all of the trademarks, molds, intellectual property, rights and patents related to these select brands for $9.8 million. In addition, we agreed to purchase certain inventory related to these brands held in the U.S., Europe and Canada.

     In August 2001, we appointed Martin Burns to oversee the operations of Salton Europe (formerly Pifco Holdings PLC). Martin most recently served as Managing Director of Morphy Richards at the Glen Dimplex Group, a manufacturer of electrical heating and small kitchen appliances in the United Kingdom.

     On July 9, 2001, we announced the appointment of Dr. Bruce J. Walker to our Board of Directors, increasing the board to eight members. Dr. Walker currently serves as Dean and Professor of Marketing at the College of Business at the University of Missouri-Columbia.

     On June 4, 2001, we acquired Pifco Holdings PLC, a United Kingdom based producer and marketer of a broad range of branded kitchen and small appliances, personal care and wellness products, cookware and battery operated products. Our operating results for fiscal 2001 include the operating results of Pifco from June 1, 2001 through June 30, 2001. In fiscal 2002 we renamed Pifco Holdings PLC to Salton Europe Ltd.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, inventory reserves and intangible assets. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities.

     The following critical accounting policies affect the most significant estimates used in the preparation of our consolidated financial statements:

     Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at June 29, 2002.

     Inventory Valuation. Our inventories are generally determined using the last-in, first-out (LIFO) cost method. We value our inventory at the lower of cost or market, and regularly review the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, we write down the related inventory to the lower of market or net realizable value. We regularly evaluate the composition of our inventory to determine slow-moving and obsolete inventories to determine if additional write-offs are required. Changes in consumer purchasing patterns, however, could result in the need for additional write-offs.

     Commitments and Contingencies: We are subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. We maintain reserves and or accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves and accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

     Intangible Assets. We record intangible assets when we acquire other companies. The cost of acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of February 1, 2002 are not amortized to expense but rather periodically assessed for impairment. Intangible assets that have an indefinite life are also periodically assessed for impairment.

     The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Independent valuation consultants are employed by us to assist in determining if and when intangible assets might be impaired. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

     In fiscal 2003, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets became effective and, as a result, we will cease to amortize approximately $30 million of goodwill as well as, $180.3 million of intangible assets with indefinite lives. In lieu of amortization, we are required to perform at least an initial impairment review of goodwill and other intangible assets with indefinite lives in fiscal 2003 and an annual impairment review thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                FISCAL YEARS ENDED                  JUNE 29, 2002    JUNE 30, 2001    JULY 1, 2000
--------------------------------------------------------------------------------------------------
Net sales                                                   100.0%           100.0%          100.0%
Cost of goods sold                                           59.0             59.9            55.8
Distribution expenses                                         6.6              6.2             4.5
--------------------------------------------------------------------------------------------------
  Gross profit                                               34.4             33.9            39.7
Selling, general and administrative expenses                 24.2             19.8            18.7
Legal expenses, net                                           0.3              0.0             0.0
--------------------------------------------------------------------------------------------------
Operating income                                              9.9%            14.1%           21.0%
==================================================================================================

YEAR ENDED JUNE 29, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

     Net Sales. Net sales in the fifty-two weeks ended June 29, 2002 ("fiscal 2002") were $922.5 million; an increase of approximately $130.4 million or 16.5%, compared to net sales of $792.1 million in the fifty-two weeks ended June 30, 2001 ("fiscal 2001"). This increase is primarily attributable to increased sales of products under the George Foreman(TM), Stiffel(R), Toastmaster(R), Aircore(R), Farberware(R), Melitta(R) and other brands. These increases in sales were partially offset by decreases in sales of products under the White-Westinghouse(R) product line, primarily sold to Kmart, as well as reductions primarily in sales of Juiceman(R), Salton(R), Maxim(R) and Magic Chef(R) brands. Sales of new product lines, primarily under the Westclox(R), Spartus(R), Big Ben(R) and Look For brands and the addition of a full year of sales of product and brand names acquired in connection with Salton Europe, also helped offset the sales decreases. Much of the sales increases occurred in the second and fourth quarters of fiscal 2002 with particularly strong sales of products under the George Foreman(TM), Toastmaster(R), Stiffel(R) and Farberware(R) brands, as well as strong sales of products and brand names acquired in connection with Salton Europe and Westclox(R). The fourth quarter of fiscal 2001 only included one month of results from Salton Europe. Net sales of the White-Westinghouse(R) brand to Kmart approximated 0.9% of net sales in fiscal 2002 compared to 3.8% of net sales in fiscal 2001.

     Gross Profit. Gross profit in fiscal 2002 was $317.5 million or 34.4% of net sales as compared to $268.5 million or 33.9% of net sales in fiscal 2001. Cost of goods sold during fiscal 2002 decreased to 59.0% of net sales compared to 59.9% in fiscal 2001. Gross profit increased slightly, primarily from an improvement in sales of higher priced items with higher gross margins, particularly George Foreman(TM) products, Russell Hobbs(R) products and

Rejuvenique(R) products and a reduction in sales of White-Westinghouse(R) products which generally have lower gross margins, partially offset by an increase in distribution expenses, $5.3 million for reserve increases related to certain trade and royalty receivables and $5.3 million associated with the exiting of certain product lines. Gross profit for fiscal 2001 was reduced by $8.1 million related to inventory losses, $5.1 million in LIFO charges and $2.0 million related to trade receivables. Distribution expenses increased, as a percentage of sales, due to higher costs of operating our warehouses and increased outside warehouse space added during the year. Plans are in place to consolidate U.S. west coast warehousing into a leased facility, to be built late in fiscal 2003. Additionally we incurred a full year of expenses in fiscal 2002 related to the operation of Salton Europe. The increase was partially offset by a reduction in freight costs from changing certain customers from prepaid freight to collect freight during the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 24.2% of net sales or $223.6 million in fiscal 2002 compared to 19.8% of net sales or $156.9 million for fiscal 2001. Selling, general and administrative expenses include a full year of Salton Europe or $29.5 million compared to one month of Salton Europe or $1.3 million in fiscal 2001.

     Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 10.8% of net sales or $99.7 million in fiscal 2002 compared to 8.9% of net sales or $70.2 million in fiscal 2001. This increase was primarily from increased spending on cooperative advertising, direct advertising, royalty expenses and trade show expenses, partially offset by decreased spending on infomercial advertising. These expenditures were driven primarily to penetrate new brands into the European market, and to increase sales in a promotionally driven domestic market. The remaining selling, general and administrative costs increased to $123.9 million or 13.4% of net sales in fiscal 2002 compared to $86.6 million or 10.9% of net sales in fiscal 2001. This was primarily attributable to increased salaries, amortization on goodwill and other intangibles, increased legal and other professional expenses related to legal matters and a domestic corporate restructuring for improved reporting purposes, rent, travel, product development costs to support our sales activities, and increases in certain other administrative expenses to support the activities of the company. The increases in salaries, product development and other administrative expense were primarily related to the integration of new or acquired product lines and businesses, and infrastructure and systems improvements. These expenses are primarily anticipated to benefit future periods.

     Legal Settlements, Net. We recorded a $2.6 million expense for three legal settlements. The settlement with Applica, the settlement with AdVantage partners and the settlement with the Attorney Generals were all recorded in the fourth quarter of fiscal 2002.

     Operating Income. As a result of the foregoing, operating income decreased by $20.3 million to $91.3 million in fiscal 2002 from $111.6 million in fiscal 2001.

     Fair Market Value Adjustment on Derivatives. Salton Europe entered into foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. We recognized a pre-tax charge for a decrease in the fair market value of the derivatives of $2.4 million, or $1.5 million net of tax, from foreign exchange contracts that did not qualify as cash flow hedges for accounting purposes in accordance with U.S. GAAP. Unrealized pre-tax losses of $1.0 million or $0.6 million net of tax, from foreign exchange contracts that qualified as cash flow hedges were included as a separate component of accumulated other comprehensive income. The fair market value adjustment occurred primarily in the fourth quarter as the dollar weakened against the pound sterling.

     Net Interest Expense. Net interest expense was $44.4 million for fiscal 2002 compared to $37.7 million in fiscal 2001. The increase is primarily attributable to interest expense of $10.5 million related to the $150.0 million senior subordinated debt offering completed in April, 2001, interest expense of $1.4 related to the accretion of the Pifco loan notes and a reduction in interest income of $1.0 million for funds kept on deposit during fiscal 2002, partially offset by a reduction of interest paid of $4.8 million on reduced borrowings under our revolver and term debt and lower rates during fiscal 2002. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.24% in fiscal 2002 compared to 9.8% in fiscal 2001. The average amount of all debt outstanding was $485.2 million for fiscal 2002 compared to $369.8 million for fiscal 2001. These increases contributed to higher interest expense and the increased borrowings were used to provide working capital necessary to support the business and make acquisitions.

     Income Tax Expense. Salton had tax expense of $14.4 million in fiscal 2002 as compared to tax expense of $27.7 million in fiscal 2001. The overall tax rate for fiscal 2002 was 32.3% of pretax income compared to 37.5% in fiscal 2001. This reduction was primarily due to certain initiatives implemented in fiscal 2002 that reduced our state taxes and by the impact of certain legal settlements, which were not taxable. We expect the tax rate to be approximately 35.0% in the future.

     Net Income. Net income decreased to $30.1 million in fiscal 2002, compared to $46.2 million in fiscal 2001.

     Earnings Per Share. Basic earnings per common share were $2.74 per share on weighted average common shares outstanding of 11,005,238 in fiscal 2002 compared to earnings of $3.93 per share on weighted average common shares outstanding of 11,750,206 in fiscal 2001. Diluted earnings per common share were $2.00 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,041,710 in fiscal 2002 compared to earnings of $2.87 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,065,036 in fiscal 2001. The reduction in share counts at the end of fiscal 2002 compared to the end of fiscal 2001 is primarily due to the repurchase of 456,175 shares related to the George Foreman guarantee and a decrease in the number of shares related to employee stock options, primarily from the dilutive effect of the current price of our common stock. All share counts reflect a 3-for-2 split of our common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JULY 1, 2000

     Net Sales. Net sales in the fifty-two weeks ended June 30, 2001 ("fiscal 2001") were $792.1 million, a decrease of approximately $45.2 million or 5.4%, compared to net sales of $837.3 million in the fifty-three weeks ended July 1, 2000 ("fiscal 2000"). This decrease is primarily attributable to reduced sales of products under the White-Westinghouse(R) product line, primarily sold to Kmart, and reduced sales of products under the Rejuvenique(R) brand, which was subject to a warning letter from the FDA during the period. We were additionally impacted by reduced sales of products under the brands of Juiceman(R), Farberware(R), Breadman(R), Magic Chef(R) and Ingraham(R). These decreases in sales were partially offset by an increase in sales of products under the Melitta(R) brand, Toastmaster(R) brand, the George Foreman(TM) brand and the Kenmore(R) brand. Sales of new product lines, primarily under the Relaxor(R), Ultrasonex(TM), Aircore(R), Welbilt(R) and Stiffel(R) brands and the addition of one month's results of newly acquired Pifco Holdings PLC, also helped offset the sales decreases. Net sales of the White-Westinghouse(R) brand to Kmart approximated 3.8% of net sales in fiscal 2001 compared to 7.3% of net sales in fiscal 2000.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 19.8% of net sales or $156.9 million in fiscal 2001 compared to 18.7% of net sales or $156.7 million for fiscal 2000. Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 8.9% of net sales or $70.2 million in fiscal 2001 compared to 9.6% of net sales or $80.5 million in fiscal 2000. This reduction was primarily from less spending on infomercials, as well as lower royalties on White-Westinghouse(R) products, partially offset by increased spending on cooperative and direct advertising. The remaining selling, general and administrative costs increased to $86.6 million or 10.9% of net sales in fiscal 2001 compared to $76.2 million or 9.1% of net sales in fiscal 2000. This was primarily attributable to increased salaries, rent, travel and product development costs to support our sales activities, increased legal expenses and settlement costs, primarily related to

Rejuvenique(R) and the FDA, patent infringement claims and other corporate activities and increases in certain other administrative expenses to support the activities of the company.

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

     Earnings Per Share. Basic earnings per common share were $3.93 per share on weighted average common shares outstanding of 11,750,206 in fiscal 2001 compared to earnings of $8.18 per share on weighted average common shares outstanding of 11,221,379 in fiscal 2000. Diluted earnings per common share were $2.87 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 16,065,036 in fiscal 2001 compared to earnings of $5.91 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,525,991 in fiscal 2000. All share counts reflect a 3-for-2 split of our common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. The average stock price is used in determining the common stock equivalents to be included in the calculation of the diluted earnings per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2002, we provided net cash of $5.3 million in operating activities and used net cash of $62.8 million in investing activities. The cash provided from operating activities resulted primarily from net income, non cash expenses for depreciation, amortization and imputed interest on notes that carry lower than market interest charges, an increase in accrued expenses and a decrease in prepaid income taxes. These sources of cash were partially offset by an increase in accounts receivable, an increase in inventories, and a reduction in accounts payable. The increase in accounts receivable was primarily from strong sales in the fourth quarter of fiscal 2002 and a continued reduction of sales of White-Westinghouse(R) brand products, generally sold to K-Mart on 10 day sales terms which were replaced by sales made to customers on generally 30 day to 90 day normal sales terms. Kmart filed for bankruptcy protection in fiscal 2002. The increase in inventories was primarily from an increase in Salton Europe to better service our customers and to support the large sales growth there, an increase in U.S. based inventories as retailers require us to hold more inventory to satisfy their order patterns and an increase in inventory due to the threat of a longshoreman's strike in California where over 90% of our inventories are received. Income tax payments were lower as estimated payments made in the prior year were recovered in the current year, as well as lower taxes payable on lower income in the current year and the reduction in the overall tax rate. Cash used in investing activities included additions to intangibles, patents and trademarks, capital expenditures and acquisitions of businesses. The additions to intangibles, patents and trademarks included the additional payment on the George Foreman transaction related to the repurchase of our common stock, the purchase of the Westclox(R), Big Ben(R) and Spartus(R) brand names and the purchase of manufacturing, distribution and intellectual property rights of certain food grilling products. Capital expenditures are primarily for tooling for new products, leasehold improvements and furniture, fixtures, office equipment, computer hardware and software to operate the business. Financing activities provided net cash of $59.5 million.

     At June 29, 2002, we had debt outstanding of $460.1 million, including $148.6 million of 12 1/4% senior subordinated notes due 2008, (excluding $8.1 million related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008), $125.0 million of 10 3/4% senior subordinated notes due 2005, $95.0 million outstanding under our amended and restated credit agreement (exclusive of unused commitments of up to $62.2 million under the revolving credit facility), $46.9 million related to the term note outstanding under our amended and restated credit agreement, $43.9 million related to amounts still due under the George Foreman agreement and excluding $18.2 million related to the loan notes issued in the Pifco Holdings PLC acquisition. The loan notes are cash collateralized at a bank in the United Kingdom. At June 29, 2002, we had the ability to borrow up to an additional $62.2 million under our revolving credit facility. Typically, given the seasonal nature of our business, our borrowings tend to be the highest in mid-fall and early winter.

     In the quarter ended December 25, 1999, we acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman(TM) in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other venture participants was $137.5 million, of which $22.75 million was paid in cash and the remainder was paid through the issuance by us of 779,191 shares of our common stock and a $91.0 million non-interest bearing subordinated promissory note. We paid the first installment in cash to George Foreman during fiscal 2001, as well as issued stock to the other venture participants as described in the following paragraph. The note, as of June 29, 2002, has a face amount of $45.5 million, and is recorded at its present value of $43.9 million. The effect of the George Foreman transaction was an elimination of substantial royalty expense.

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

     On July 2, 2001, we took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18 million. This payment, which represented $20 million less the proceeds George Foreman received from the sale of shares on the open market previously issued to him, terminated our guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. Upon completion of this transaction we had only two installments remaining under the note, as well as our outstanding guarantee obligation to the other venture participants. In the first quarter of fiscal 2003, we paid one of the two remaining installments under the note.

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

     Under our settlement agreement with the Attorney Generals of New York and Illinois we are required to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively.

     In fiscal 1998 we had issued a promissory note to Applica, Inc in the face amount of $15.0 million. We have entered into a settlement agreement with Applica. As a result, we cancelled the promissory note, having a carrying value prior to the settlement of approximately $10.8 million and an accounts payable balance of $1.3 million. We agreed to pay to Applica an amount of $1.8 million on or before December 31, 2002 and $2.0 million on or before June 30, 2004. This settles all claims with Applica, including future amounts that would have been due under the earlier arrangement to pay Applica a fee based upon our net sales of White-Westinghouse(R) products to Kmart.

     Our principal uses of liquidity will be to meet debt service requirements, pay royalties and other fees under our license and other agreements, finance our capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under our amended and restated credit agreement. We anticipate capital expenditures of approximately $18 million and $20 million for fiscal years 2003 and 2004. We incurred approximately $16.2 million for capital expenditures during fiscal 2002.

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

     The indenture governing our 12 1/4% senior subordinated notes due 2008 and 10 3/4% senior subordinated notes due 2005 contains, covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make certain other restricted payments, create certain liens, enter into certain transactions with affiliates, enter into sale and lease-back transactions, sell assets or enter into certain mergers and consolidations.

     Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, indebtedness (including the notes), to pay royalties and other fees under our license and other agreements or to fund planned capital expenditures and/or possible acquisitions, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our amended and restated credit agreement, and other sources of debt funding, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the notes, sell assets or obtain additional financing. We cannot assure you that any refinancing would be available or that any sales of assets or additional financing could be obtained.

     As of June 29, 2002, the Company is in compliance with all debt covenants.

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

     Salton Europe currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling against United States dollars.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                 PAYMENTS DUE BY PERIOD
                                                    -------------------------------------------------
                                                      WITHIN                                  AFTER 5
                                          TOTAL       1 YEAR     2-3 YEARS     4-5 YEARS        YEARS
-----------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
CONTRACTUAL OBLIGATIONS
Long-Term Debt                         $385,607     $ 54,824     $ 180,783     $      --     $150,000
Short-Term Debt                          95,000       95,000            --            --           --
Capital Lease Obligations                   812          300           512            --           --
Operating Leases                         32,686        9,868        11,033         6,061        5,724
-----------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations     $514,105     $159,992     $ 192,328     $   6,061     $155,724
=====================================================================================================

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        TOTAL      -------------------------------------------------
                                      AMOUNTS       WITHIN                                   AFTER 5
                                        TOTAL       1 YEAR     2-3 YEARS      4-5 YEARS        YEARS
----------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
OTHER COMMERCIAL COMMITMENTS
Guarantees(1)                         $ 1,393        1,393            --             --           --
Legal Settlements(2)                   12,000        6,500         5,500             --           --
Import Letters of Credit(3)             2,789        2,789            --             --           --
Executive Compensation(4)               2,325        2,325            --             --           --
----------------------------------------------------------------------------------------------------
Total Commercial Commitments          $18,507      $13,007     $   5,500      $      --      $    --
====================================================================================================

(1) Represents the additional Foreman liability for other venture participants.

(2) Payments required under Applica and Attorney Generals settlement.

(3) Outstanding letters of credit for inventory purchases.

(4) Executive salaries and bonuses under employment agreements expiring December 31, 2002, which are being renegotiated.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", superceding Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. We intend to adopt this statement in the first quarter of fiscal 2003. The Company has determined that no impairment of goodwill or other intangible assets has occurred. Goodwill of $30 million and other intangible assets (patents and trademarks) of $160.5 million are recorded in the Company's balance sheet as of June 29, 2002. The Company recorded $3.3 million and $10.6 million in amortization expense in fiscal 2002 related to goodwill and patents and trademarks, respectively.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material impact to the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of this statement to have a material impact to the financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002; however, early application is encouraged. The Company early adopted this statement as it relates to the rescission of SFAS No. 4, "Reporting Gains & Losses from Extinguishment of Debt." The Company had a debt extinguishment in the current year related to the Applica transaction.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. We do not expect the adoption of this statement to have a material impact to the financial statements.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risks

     We use derivative financial instruments to manage interest rate and foreign currency risk. Our objectives in managing our exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs through the use of interest rate swaps. Our objectives in managing our exposure to foreign currency fluctuations is to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows. We do not enter into derivative financial instruments for trading purposes. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt, and hedge foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts. The following tables provide information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major risk exposures are changing interest rates in the United States and foreign currency commitments in Europe. The fair values of our long-term, fixed rate debt and foreign currency forward contracts were estimated based on dealer quotes. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.

                             2003      2004       2005       2006       2007     THEREAFTER    TOTAL     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
FISCAL YEAR 2002
Liabilities:
Revolver                    $95,000                                                           $ 95,000     $ 95,000
  Average interest rate        5.55%
Foreman note payable        $22,750   $22,750                                                 $ 45,500     $ 43,853
  Average interest rate(3)     8.50%     8.50%
Long-term debt(2)                               $125,000                           $150,000   $275,000     $281,954
  Average interest rate                            10.75%                             12.25%
  Variable rate amount      $18,750   $18,750   $  9,375                                      $ 46,875     $ 46,875
  Average interest
    rates(1)                   5.68%

                             2002      2003       2004       2005       2006     THEREAFTER    TOTAL     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
FISCAL YEAR 2001
Liabilities:
Revolver                    $20,000                                                           $ 20,000     $ 20,000
  Average interest rates       8.79%
  Jr. subordinated note
    payable                                     $ 13,406                                      $ 13,406     $  9,864
  Average interest rate                             8.00%
Foreman note payable        $ 2,750   $22,750   $ 22,750                                      $ 48,250     $ 43,246
  Average interest rate(3)      8.5%      8.5%       8.5%
  Other notes payable       $    30   $     5                                                 $     35     $     35
  Average interest rate        5.37%     5.37%
Long-term debt(2)                                          $125,000                $150,000   $275,000     $273,325
  Average interest rate                                       10.75%                  12.25%
  Variable rate amount      $18,750   $18,750   $ 18,750   $  9,375                           $ 65,625     $ 65,625
  Average interest
    rates(1)                   8.91%

---------------

(1) The variable rate $75.0 million Term Loan is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at our election, a Eurodollar rate plus an applicable margin of 325 basis points.

(2) In June 2002, we terminated an interest rate swap contract to pay a variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness. The resulting gain from early termination of this contract of $8.1 million was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150 million notional amount of indebtedness, which had a fair value of $0.2 million at June 29, 2002.

(3) The Foreman note does not include an interest element. The 8.5% is the estimated interest rate used for calculating the net present value.

We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedges residual balance sheet exposures. At June 29, 2002, we had forward contracts outstanding for the sale of 67.4 million GBP and the purchase of $39.0 million over the course of the next twelve months, which had an aggregate fair value of ($3.3) million.

ITEM 8.  Financial Statements And Supplementary Data

     The following pages contain the Financial Statements and Supplementary Data as specified by Item 8 of Part II of Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

     We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of June 29, 2002 and June 30, 2001 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2002 and June 30, 2001 and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 in the consolidated financial statements, in 2002 the Company changed its method of accounting for inventory.

DELOITTE & TOUCHE LLP
Chicago, Illinois
September 16, 2002

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 29, 2002 AND JUNE 30, 2001
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2002       2001
---------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                        $ 31,055   $ 30,097
  Accounts receivable, less allowance:
    2002 -- $9,346; 2001 -- $9,223                             217,468    185,881
  Inventories                                                  244,160    192,502
  Prepaid expenses and other current assets                     12,889     10,100
  Prepaid income taxes                                           2,781     14,907
  Deferred income taxes                                          7,906      4,419
---------------------------------------------------------------------------------
         Total current assets                                  516,259    437,906
Property, Plant and Equipment:
  Land                                                           8,058      3,768
  Buildings                                                     15,210     14,169
  Molds and tooling                                             49,564     41,715
  Warehouse equipment                                           13,024      8,939
  Office furniture and equipment                                17,949     16,116
---------------------------------------------------------------------------------
                                                               103,805     84,707
  Less accumulated depreciation                                (47,255)   (36,983)
---------------------------------------------------------------------------------
Net Property, Plant and Equipment                               56,550     47,724
Patents and Trademarks, Net of Accumulated Amortization        160,530    132,128
Cash in Escrow for Pifco Loan Notes                             18,676     17,748
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                      73,553     87,378
---------------------------------------------------------------------------------
TOTAL ASSETS                                                  $825,568   $722,884
=================================================================================

See notes to consolidated financial statements.

                                                                  2002       2001
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt             $150,101   $ 41,530
  Accounts payable                                              25,364     33,450
  Accrued expenses                                              60,994     32,908
  Foreman guarantee                                              1,393     19,370
---------------------------------------------------------------------------------
         Total current liabilities                             237,852    127,258
Non-Current Deferred Income Taxes                                1,076      2,293
Senior Subordinated Notes due 2005                             125,000    125,000
Senior Subordinated Notes due 2008                             156,954    148,325
Loan Notes to Pifco Shareholders                                 4,908     11,271
Term Loan and Other Notes Payable                               49,721     97,240
Other Long Term Liabilities                                      5,021         --
---------------------------------------------------------------------------------
         Total liabilities                                     580,532    511,387
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized, 2,000,000
    shares, 40,000 shares issued
  Common stock, $.01 par value; authorized, 40,000,000
    shares; shares issued and outstanding:
    2002 -- 10,992,582, 2001 -- 11,363,934                         146        144
  Treasury stock -- at cost                                    (67,019)   (47,865)
  Additional paid-in capital                                    93,557     72,932
  Accumulated other comprehensive income (loss)                    745     (1,174)
  Retained earnings                                            217,607    187,460
---------------------------------------------------------------------------------
         Total stockholders' equity                            245,036    211,497
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $825,568   $722,884
=================================================================================

SALTON, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  2002       2001       2000
--------------------------------------------------------------------------------------------
Net Sales                                                     $922,479   $792,114   $837,302
Cost of Goods Sold                                             544,147    474,256    467,250
Distribution Expenses                                           60,831     49,395     37,639
--------------------------------------------------------------------------------------------
Gross Profit                                                   317,501    268,463    332,413
Selling, General and Administrative Expenses                   223,577    156,885    156,749
Lawsuit Settlements, Net                                         2,580         --         --
--------------------------------------------------------------------------------------------
Operating Income                                                91,344    111,578    175,664
Interest Expense, Net                                          (44,431)   (37,732)   (28,761)
Fair Market Value Adjustment on Derivatives                     (2,372)        --         --
--------------------------------------------------------------------------------------------
Income Before Income Taxes                                      44,541     73,846    146,903
Income Tax Expense                                              14,394     27,692     55,087
--------------------------------------------------------------------------------------------
Net Income                                                    $ 30,147   $ 46,154   $ 91,816
============================================================================================
Weighted Average Common Shares Outstanding                      11,005     11,750     11,221
Weighted Average Common and Common Equivalent Shares
  Outstanding                                                   15,042     16,065     15,526
Net Income Per Common Share: Basic                            $   2.74   $   3.93   $   8.18
============================================================================================
Net Income Per Common Share: Diluted                          $   2.00   $   2.87   $   5.91
============================================================================================

See notes to consolidated financial statements.

                      (This page intentionally left blank)

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 1, 2000 THROUGH JUNE 29, 2002
(IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                          COMMON        PREFERRED
                                                          SHARES         SHARES       COMMON    PREFERRED
                                                        OUTSTANDING    OUTSTANDING    STOCK       STOCK
---------------------------------------------------------------------------------------------------------
BALANCE, JUNE 26, 1999                                     6,835                40     $133
Net income
3 for 2 stock split effective 7/28/99                      3,417
Other comprehensive income:
    Minimum pension liability net of tax of $28
    Foreign currency translation
         Total comprehensive income
  Issuance of common stock                                   942
  Stock options exercised                                    158                          2
---------------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 2000                                     11,352                40      135
Net income
Other comprehensive income:
Minimum pension liability net of tax of $314
Foreign currency translation
    Total comprehensive income
Issuance of common stock                                     930                          9
Stock options exercised                                       24
Foreman Additional Liability
Treasury Stock Repurchase                                   (942)
---------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                                    11,364                40      144
Net income
Other comprehensive income:
Minimum pension liability net of tax of $719
Derivative liability net of tax of $339
Foreign currency translation
    Total comprehensive income
Issuance of common stock                                     167                          2
Stock options exercised                                       17
Foreman Additional Liability                                (456)
Treasury Stock Repurchase                                    (99)
---------------------------------------------------------------------------------------------------------
BALANCE, JUNE 29, 2002                                    10,993                40     $146
=========================================================================================================

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------
                                           ACCUMULATED
    ADDITIONAL                                OTHER            TOTAL                TOTAL
       PAID IN    RETAINED    TREASURY    COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
       CAPITAL    EARNINGS     STOCK      INCOME (LOSS)       EQUITY               INCOME
-----------------------------------------------------------------------------------------
     $ 91,968     $ 49,490    $(90,804)      $   (48)        $ 50,739
                    91,816                                     91,816          $91,816
      (47,496)                  47,496
                                                  50               50               50
                                                   4                4                4
                                                                               -------
                                                                               $91,870
                                                                               =======
       16,625                   13,097                         29,722
        1,475                                                   1,477
-----------------------------------------------------------------------------------------
       62,572      141,306     (30,211)            6          173,808
                    46,154                                     46,154          $46,154
                                                (523)            (523)            (523)
                                                (657)            (657)            (657)
                                                                               -------
                                                                               $44,974
                                                                               =======
       29,465                                                  29,474
          265                                                     265
      (19,370)                                                (19,370)
                               (17,654)                       (17,654)
-----------------------------------------------------------------------------------------
       72,932      187,460     (47,865)       (1,174)         211,497
                    30,147                                     30,147          $30,147
                                              (1,198)          (1,198)          (1,198)
                                                (639)            (639)            (639)
                                               3,756            3,756            3,756
                                                                               -------
                                                                               $32,066
                                                                               =======
        2,473                                                   2,475
          175                                                     175
       17,977                  (18,029)                           (52)
                                (1,125)                        (1,125)
-----------------------------------------------------------------------------------------
     $ 93,557     $217,607    $(67,019)      $   745         $245,036
=========================================================================================

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
(IN THOUSANDS)

                                                                2002       2001         2000
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 30,147   $ 46,154   $ 91,816
Adjustments to reconcile net income to net cash from
  operating activities:
    Imputed interest on note payable                             6,045      6,033      6,336
    Deferred income tax (benefit) provision                     (3,779)     1,524      1,793
    Fair value adjustment for derivatives                        2,372         --         --
    Foreign currency gains and losses                              450         --         --
    Legal settlements                                            2,580         --         --
    Depreciation and amortization                               30,649     23,594     19,075
    Gain on sale of investment                                    (200)        --         --
    Loss on disposal of equipment                                   --        423         --
    Equity in net income of investees                             (761)      (292)      (321)
    Purchase reduction of note payable and other noncash
     items                                                          --      2,777      1,662
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                        (28,827)   (46,259)   (33,671)
    Inventories                                                (47,617)    42,757    (75,106)
    Prepaid expenses and other current assets                   (2,942)       238     (3,796)
    Accounts payable                                           (11,782)    (4,977)    (5,884)
    Taxes payable                                               12,870    (23,448)     4,578
    Accrued expenses                                            16,123     (4,451)      (837)
--------------------------------------------------------------------------------------------
        Net cash from operating activities                       5,328     44,073      5,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           (16,252)    (9,557)   (13,976)
Increase in other non-current assets                              (974)   (13,422)        --
Proceeds from sale of investment                                   501         --         --
Acquisition of George Foreman Trademark                             --         --    (22,750)
Additional payment for patents and trademarks                  (18,029)    (2,043)        --
Additions to intangibles, patents and trademarks               (20,717)    (9,382)      (737)
Equity investment                                                   --         --     (9,615)
Acquisition of businesses, net of cash acquired                 (7,314)   (63,561)        --
--------------------------------------------------------------------------------------------
        Net cash from investing activities                     (62,785)   (97,965)   (47,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayment) from revolving line of credit and
  other debt                                                    72,231    (48,065)    36,367
Repayment of long-term debt                                    (18,807)   (73,624)      (625)
Proceeds from long-term debt                                        --     75,000         --
Proceeds from senior subordinated debt                              --    148,284         --
Costs associated with refinancing                               (1,115)    (7,798)      (616)
Common stock issued                                                175        265      2,669
Proceeds from termination of Swap transaction                    8,146         --         --
Purchase of treasury stock                                      (1,125)   (17,654)        --
--------------------------------------------------------------------------------------------
        Net cash from financing activities                      59,505     76,408     37,795
--------------------------------------------------------------------------------------------
The effect of exchange rate changes on cash                     (1,090)       (25)         4
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               958     22,491     (3,634)
CASH, BEGINNING OF YEAR                                         30,097      7,606     11,240
--------------------------------------------------------------------------------------------
CASH, END OF YEAR                                             $ 31,055   $ 30,097   $  7,606
============================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                      $ 37,407   $ 28,039   $ 22,257
Income taxes                                                    10,304     50,716     50,509

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000
(IN THOUSANDS EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In the quarter ended June 29, 2002, the Company incurred a capital lease obligation of $812.

     In the quarter ended June 30, 2001, the Company authorized the issuance of 167,229 shares of common stock for payment of executive bonuses.

     In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property and molds of the Stiffel Company for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the George Foreman(TM) name by issuing 621,161 shares of Salton, Inc. common stock. In the quarter ended December 30, 2000, the Company increased its investment in an unconsolidated affiliate approximately 10% by issuing 109,000 shares of Salton, Inc. common stock. In the quarter ended March 31, 2001, in accordance with the Stiffel purchase agreement, Salton paid $2,043 under the guarantee provision to make up for the shortfall between the $6,500 purchase price and the proceeds from the sale of the 200,000 shares. In July 2001, to satisfy the $20,000 guarantee to George Foreman, the Company took back 456,175 of the 546,075 shares issued to him on September 30, 2000 and paid him cash of $18,000 which was net of the proceeds from the sale of the remaining shares previously issued to him. Also, the Company determined it intends to pay the other venture participants in cash for the stock price guarantee related to the 75,086 shares issued to them on September 30, 2000. As of June 29, 2002, the guarantee liability to the other venture participants was $1.4 million.

     In the quarter ended March 25, 2000, the Company authorized the issuance of 53,977 shares of common stock out of treasury for payment of executive bonuses.

     In the quarter ended December 25, 1999, the Company acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman(TM) in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137,500, of which $113,750 is payable in five annual cash installments, and the remaining $23,750 was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22,750 was paid during the first half of fiscal 2000. In connection with the transaction the Company issued a five-year $91,000 non-interest bearing subordinated promissory note which as of June 29, 2002, has a face amount of $45,500, and is recorded at its present value of $43,853.

     In the quarter ended December 25, 1999, the Company retired a $4.0 million note payable associated with the acquisition of Toastmaster Inc. by issuing 109,090 shares common stock out of treasury. The Company received $1.2 million in cash related to the subsequent sale of this stock by the holder, per terms of the note payable retirement.
See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 29, 2002, JUNE 30, 2001, AND JULY 1, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton, Inc. ("Salton" or the "Company") is a designer, marketer, manufacturer and distributor of a broad range of branded, high quality small appliances, tabletop, time and lighting products and personal care and wellness products.

     The Company's portfolio of well-recognized owned and licensed brand names includes Salton(R), George Foreman(TM), Toastmaster(R), Russell Hobbs(R), Juiceman(R), Farberware(R), Melitta(R), White-Westinghouse(R), Kenmore(R), Breadman(R), Haden(R), Maxim(R), Westinghouse(R), Ingraham(R), Block China(R), Stiffel(R), Westclox(R), Rejuvenique(R), Carmen(R), Pifco(R), Ultrasonex(TM), Relaxor(R) and Calvin Klein(R).

     Principles of Consolidation -- The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

     Use of Estimates -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

     Accounting Period -- The Company's fiscal year ends on the Saturday closest to June 30. The fiscal year ended June 29, 2002 consisted of 52 weeks and is referred to as "fiscal 2002." The fiscal years ended June 30, 2001 and July 1, 2000 consisted of 52 and 53 weeks, respectively, and are referred to as "fiscal 2001" and "fiscal 2000", respectively.

     Allowance for Doubtful Accounts -- The Company records allowances for estimated losses resulting from the inability of customers to make required payments. The Company assesses the credit worthiness of customers based on multiple sources of information and analyzes such factors as our historical bad debt experiences, publicly available information regarding customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns.

     Inventories -- The Company's inventories are generally determined using the last-in, first-out (LIFO) cost method. The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the lower of market or net realizable value. The Company regularly evaluates the composition of inventory to determine slow-moving and obsolete inventories to determine if additional write-offs are required. Cost is determined by the last-in, first-out (LIFO) method for approximately 80% and 30% of the Company's inventories as of June 29, 2002 and June 30, 2001, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 2 "Change in Accounting Method" and Note 4 "Inventories."

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation, which includes amortization of assets under capital leases, as well as depreciation for leasehold improvements, is based on the straight-line method over the useful lives of the assets (see Table below). For tax purposes, assets are depreciated using accelerated methods.

ASSET CATEGORY                                          USEFUL LIVES (IN YEARS)
-------------------------------------------------------------------------------
Buildings                                                              10 to 50
Molds and tooling                                                        3 to 5
Warehouse equipment                                                     3 to 10
Office furniture and equipment                                          3 to 10
===============================================================================

     Intangibles and Other Non-current Assets -- Intangible assets, which are amortized over their estimated useful lives, and other non-current assets consist of:

                                               USEFUL LIFE (IN YEARS)    JUNE 29, 2002   JUNE 30, 2001
------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
Patents and trademarks, net                                      5-20    $     160,530   $     132,128
Goodwill                                                        10-40           29,976          43,317
Financing and organization costs                                  2-7           12,417          14,625
Other non-current assets                                                        31,160          29,436
------------------------------------------------------------------------------------------------------
Other intangibles, net, and other noncurrent
  assets                                                                 $      73,553   $      87,378
======================================================================================================

     Accumulated amortization of intangible assets was $50.0 million and $30.8 million at June 29, 2002 and June 30, 2001, respectively.

     The Company records intangible assets when acquiring other companies. The cost of acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Independent valuation consultants are employed by the Company to assist in determining if and when intangible assets might be impaired. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results.

     Long-Lived Assets -- Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

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

     Self-insurance -- The Company maintains a self-insurance program for health claims and workers' compensation claims for certain covered employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

     Income Taxes -- The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management believes is more likely than not to be realized.

     Net Income Per Common and Common Equivalent Share -- On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying consolidated financial statements have been restated to give effect to the split.

     Fair Value of Financial Instruments -- The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes and approximates the carrying value recorded. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value.

     Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", superceding APB Opinion No. 17, "Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. The Company will adopt this statement in the first quarter of fiscal 2003. The Company has determined that no impairment of goodwill or other intangible assets has occurred. Goodwill of $30.0 million and other intangible assets (patents and trademarks) of $160.5 million are recorded in the Company's balance sheet as of June 29, 2002. The Company recorded $3.3 million and $10.6 million in amortization expense in fiscal 2002 related to goodwill and patents and trademarks, respectively.

     In accordance with SFAS No. 142, the effect of this accounting standard is to be reflected prospectively. Supplemental comparative disclosures as if the standard had been adopted retroactively is as follows:

                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income:
Reported net income                                           $30,147         $46,154        $91,816
Goodwill amortization, net of tax                               2,155             438            658
Indefinite-life intangibles amortization, net of tax            8,213           6,455          5,271
----------------------------------------------------------------------------------------------------
Adjusted net income                                           $40,515         $53,047        $97,745
====================================================================================================
Basic income per share:
Reported income per basic share                               $  2.74         $  3.93        $  8.18
Add: Goodwill amortization, net of tax per basic share           0.20            0.04           0.06
    Indefinite-life intangibles amortization net of
     tax per basic share                                         0.75            0.55           0.47
----------------------------------------------------------------------------------------------------
Adjusted basic income per share                               $  3.69         $  4.52        $  8.71
====================================================================================================
Diluted income per share:
Reported income per diluted share                             $  2.00         $  2.87        $  5.91
Add: Goodwill amortization, net of tax per basic share           0.14            0.03           0.04
    Indefinite-life intangibles amortization net of
     tax per basic share                                         0.55            0.40           0.34
----------------------------------------------------------------------------------------------------
Adjusted diluted income per share                             $  2.69         $  3.30        $  6.29
====================================================================================================

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002; however, early application is encouraged. The Company early adopted this statement as it relates to the rescission of SFAS No. 4 , "Reporting Gains & Losses from Extinguishment of Debt." The Company had a debt extinguishment in the current year related to the Applica transaction. See Note 5 "Applica Transaction."

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

2. CHANGE IN ACCOUNTING METHOD

     During the fourth quarter of fiscal year 2002, the Company changed its method of accounting for certain inventories (principally Salton branded products) from the first-in, first-out method ("FIFO") to the last-in, last-out ("LIFO") method, retroactively effective as of July 1, 2001. The Company believes the new method is preferable because the LIFO method of valuing inventories more closely matches current costs and revenues in periods of price level changes. This change was also made to apply a consistent method of inventory valuation for all U.S. inventories. During fiscal 2002, the integration of processes and systems for Toastmaster and other U.S. inventories was completed. As such, continued separate tracking for FIFO and LIFO valuation purposes would be without business or economic substance. The change results in substantially all of the Company's inventories being accounted for on the LIFO method.

     The net effect of this change was to decrease net income by $0.4 million, or $.03 per diluted share. It is not possible to determine the cumulative effect of the change on retained earnings at July 1, 2001 or the pro forma effect of retroactive application of the change for prior periods. The impact on quarterly financial results during fiscal year 2002 was de minimis.

3. ACQUISITIONS AND ALLIANCES

     On May 2, 2001, the Company acquired the stock of Pifco Holdings PLC ("Pifco"), a United Kingdom based producer and marketer of personal care appliances, electrical hardware, cookware and battery operated products (the "Pifco Acquisition"). The Company paid Pifco shareholders $4 per share, for a total purchase price of approximately $75 million. In addition, acquisition related expenses of $4.3 million were included in the purchase price. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The aggregate purchase price has been allocated to the assets of the Company, based upon an estimate of their respective fair market values. The purchase price included intangibles of approximately $31.3 million of acquired trademarks. The acquisition also included inventories and the related payables; trade receivables; property, plant and equipment; other long-term assets and accrued obligations. The fair market value of the net assets acquired exceeded the purchase price by approximately $4.3 million.

     Approximately $17.7 million of the purchase price was paid by issuing loan notes (the "Loan Notes") in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company and recorded as an escrow asset as of June 29, 2002. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The Loan Notes have been recorded at their net present value, or $18.2 million as of June 29, 2002. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002. On July 1, 2002, $13.3 million of the Loan Notes were redeemed by shareholders. It is assumed that the balance will be redeemed on their second anniversary, June 30, 2003.

     The operating results of Pifco have been included in the consolidated statements of earnings from the date of acquisition and included sales of approximately $7.2 million and net income of approximately $0.3 million for fiscal 2001.

     In fiscal 2002, Pifco was renamed Salton Europe.

     Salton owns approximately 31% of the outstanding shares of Amalgamated Appliance Holdings Limited ("Amalgamated"), a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa. The investment is being accounted for under the equity method of accounting, and is included in the consolidated financial statements in other assets. The equity in Amalgamated net income of $0.8 million, $0.3 million and $0.3 million was included in the consolidated income statement and selling, general and administrative expenses for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Based in South Africa, Amalgamated is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. In conjunction with this transaction, the Chief Executive Officer of Salton, Inc., was added to Amalgamated's Board of Directors.

     In the quarter ended December 25, 1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman(TM) in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.75 million is payable in five annual cash installments, and the remaining $23.75 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.75 million was paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note which as of June 29, 2002, has a face amount of $45.5 million, and is recorded at its present value of $43.9 million and $43.2 million as of June 29, 2002 and June 30, 2001, respectively. In the quarter ended December 25, 1999, the effect of the George Foreman transaction was an elimination of $16.6 million in royalty expense, partially offset by the recording of amortization of $4.0 million and imputed interest of $3.2 million.

     On July 2, 2001, the Company took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18.0 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale on the open market of shares previously issued to him, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. Upon completion of this transaction, the Company had only two installments remaining under the note as well as the outstanding guarantee obligation to the other participants.

     In fiscal 2002, the Company acquired the trademarks, certain rights and patents and other intellectual property, assets and molds of the Westclox(R), Big Ben(R) and Spartus(R) brands for $9.8 million; acquired the worldwide manufacturing, distribution and intellectual property rights in connection with certain food grilling products for $15.0 million; and formed a wholly-owned subsidiary, Icebox, LLC, to design and develop next generation kitchen products and e-commerce solutions. Icebox, LLC took title to tangible and intangible assets of Coachmaster International Corporation (CMI), which were pledged as collateral by CMI in connection with $12.5 million of loans made by the Company, and upon which the Company had foreclosed.

     In fiscal 2001, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products for $2.9 million; acquired the trademarks, other intellectual property, assets and molds of the Stiffel Company, a designer of lamps and related products for $5.4 million; acquired the Relaxor(R) brand business and inventory, including a line of personal massagers and other personal care items from J.B. Research, Inc. for $4.5 million; acquired the right to use the Juiceman(R) brand name on a royalty-free basis for $5.3 million; and acquired the assets of ePods, Inc. at a public foreclosure sale.

4.  INVENTORIES

     A summary of inventories is as follows:

                                                              JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Raw materials                                                      $  4,545        $  5,986
Work-in-process                                                       3,391           1,293
Finished goods                                                      236,224         185,223
-------------------------------------------------------------------------------------------
Total                                                              $244,160        $192,502
===========================================================================================

     If the first-in, first-out (FIFO) method of inventory valuation had been used to determine cost for 100% of the Company's inventories at June 29, 2002 and June 30, 2001, they would have been approximately $0.4 million higher and $0.5 million lower than reported, respectively. During the fourth quarter of fiscal year 2002, the Company recorded a reduction in inventory of approximately $4.6 million associated with exiting certain product lines. During the fourth quarter of fiscal year 2001, the Company recorded a reduction in inventory of approximately $8.2 million for inventory losses identified through the physical inventory count and an additional $5.1 million in LIFO and other valuation adjustments.

5.  APPLICA TRANSACTION

     On July 28, 1998, Salton repurchased (the "Stock Repurchase") 6,535,072 shares of Salton common stock owned by Applica, Inc. pursuant to a Stock Agreement dated as of May 6, 1998 (the "Applica Stock Agreement") by and among Salton, Applica and the executive officers of Salton. Prior to the Stock Repurchase, Applica owned approximately 50% of Salton's outstanding common stock. The price for the Stock Repurchase was $12 per share in cash plus a $15.0 million subordinated promissory note (the "Junior Subordinated Note"). The Junior Subordinated Note, which had a term of six and one-half years and bore interest at 4.0% per annum payable annually, was subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Applica and its affiliates during the term of the note. During fiscal 2001, the Company reduced this debt and interest by approximately $0.3 million, for related purchases of products from Applica. The principal amount of the Junior Subordinated Note was also subject to cancellation in the event Salton's supply agreement with Kmart is terminated for any reason. Effective upon the closing of the Repurchase, each of the persons who had been designated by Applica to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

     On January 23, 2001, the Company filed a lawsuit against Applica, Inc. and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleged that Applica intentionally, willfully and maliciously breached its noncompetition agreement with Salton, attempted to conceal the breach, tortiously interfered with Salton's business and contractual relationships and breached its duty of good faith and fair dealing. On September 5, 2002, the Company finalized a settlement agreement effective on June 21, 2002 with Applica, which resulted in the following:

- The termination of the Company's obligation to pay Applica a fee based upon net sales of White-Westinghouse(R) products to Kmart and the payment by the Company to Applica of $1.8 million on or before December 31, 2002, primarily for amounts previously accrued and outstanding under this obligation.

- The payment by the Company to Applica of $2 million on or before June 30, 2004, and the cancellation of the $15 million Junior Subordinated note that the Company issued to Applica in 1998 as a partial consideration for the repurchase of the Company's common stock from Applica. The Junior Subordinated note, which had a carrying value prior to the settlement of $10.8 million, was cancelled in view of the harm to the Company's business enterprise value and the underlying Salton common stock repurchased.

6.  REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

     On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes ("the 2005 Subordinated Notes") due 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the 2005 Subordinated Notes, the Company is required to comply with a specified financial fixed charge coverage ratio. At June 29, 2002, the Company was in compliance with all the covenants described above.

     The Company amended and restated their Credit Agreement and replaced it with the Third Amended and Restated Credit Agreement ("Credit Agreement") during the quarter ended September 30, 2000. Salton increased its existing revolving credit facility from $115.0 million to $160.0 million. The Credit Agreement, among Salton, Lehman Brothers Inc., as arranger, Firstar Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, Fleet National Bank, as documentation agent, and a syndicate of banks, provides for $235.0 million in a senior secured credit facility consisting of a $75.0 million Term Loan (the "Term Loan") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin of 225 basis points or, at the Company's election, a Eurodollar rate plus an applicable margin of 325 basis points amortizing in sixteen consecutive quarterly installments commencing on March 31, 2001; and a $160.0 million revolving credit facility (the "Revolving Credit Facility") at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a Eurodollar rate plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization, maturing on January 7, 2004. The Credit Agreement is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit.

     The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the Credit Agreement, the Company is required to comply with specified financial ratios and tests, including a net average debt ratio, a net average senior debt ratio, a consolidated fixed charge coverage ratio, and a consolidated interest coverage ratio. At June 29, 2002, the Company was in compliance with all of the covenants described above. At June 29, 2002, the Eurodollar rate plus applicable margin on the Term Loan was 5.63% and the Eurodollar rate plus applicable margin on the Revolving Credit Facility was 5.09%.

     Information regarding short-term borrowings under the Revolving Credit Facility is:

                                                              JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Balance at end of fiscal period                                    $ 95,000        $ 20,000
Interest rate at end of fiscal period                                 5.09%           6.66%
Maximum amount outstanding at any month-end                         151,000         153,000
Average amount outstanding                                           96,154          91,607
Weighted average interest rate during fiscal period                   5.55%           8.79%
Outstanding letters of credit at end of fiscal period                 2,789           4,632
Unused letters of credit at end of the fiscal period                 22,211          20,368

     On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes ("the 2008 Subordinated Notes) due 2008. Proceeds of the 2008 Subordinated Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (see Note 3). The 2008 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and will otherwise restrict corporate and business activities. In addition, under the 2008 Subordinated Notes, the Company is required to comply with a specified fixed charge coverage ratio. At June 29, 2002, the Company was in compliance with all the covenants described above.

     Notes payable consist of the long term portion of the note payable associated with the acquisition of the George Foreman trademarks and the long term portion of the term loan. See Note 3 "Acquisitions and Alliances."

     Long-term debt matures as follows (in thousands):

FISCAL YEAR ENDED                                                                   FOREMAN
                                    SUBORDINATED    TERM     PIFCO LOAN   CAPITAL    NOTE
                                       NOTES        LOAN       NOTES      LEASES    PAYABLE      TOTAL
------------------------------------------------------------------------------------------------------
2003                                $         --   $18,750   $   13,325   $   277   $22,749   $ 55,101
2004                                          --    18,750        4,908       268    21,104     45,030
2005                                     125,000     9,375           --       224        --    134,599
2006                                          --        --           --        --        --         --
2007                                          --        --           --        --        --         --
Thereafter                               150,000        --           --        --        --    150,000
                                    ------------   -------   ----------   -------   -------   --------
                                    $    275,000   $46,875   $   18,233   $   769   $43,853    384,730
                                    ============   =======   ==========   =======   =======
Less current maturities                                                                        (55,101)
                                                                                              --------
                                                                                              $329,629
                                                                                              ========

     The recorded balance of the 2008 Subordinated Notes includes the following components (in thousands):

                                                              JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------
Principal balance                                                  $150,000        $150,000
Fair value adjustment for terminated swap                             8,146
Fair value adjustment for current swap                                  238
Unamortized discount                                                 (1,430)         (1,675)
-------------------------------------------------------------------------------------------
Recorded balance                                                   $156,954        $148,325
===========================================================================================

     In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 50% of the defined annual excess cash flow of the Company, 100% of the net proceeds of any sale or disposition of certain assets, and 100% of the net proceeds of the incurrence of certain indebtedness. All such amounts are first applied to the prepayment of outstanding term loans and secondly to the reduction of the Revolving Credit Facility. No additional payments were required in fiscal 2002 and 2001.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The Company's European subsidiary uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the British pound.

     When entered into, these financial instruments are designated as hedges of underlying exposures. When a high correlation between the hedging instrument and the underlying exposure being hedged exists, fluctuations in the value of the instruments are offset by changes in the value of the underlying exposures.

     The estimated fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedging transactions and investments and to the overall reduction in our exposure to adverse fluctuations in interest rates and foreign exchange rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure from our use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or exchange rates.

INTEREST RATE MANAGEMENT

     At June 30, 2001, the Company had an interest rate swap contract to pay a variable-rate interest of three-month LIBOR plus 6.13% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in June 2002 resulting in a gain of $8.1 million. The gain from early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This resulted in approximately 65% of the Company's underlying debt being subject to variable interest rates. The $150.0 million notional amount of the outstanding contract will mature in 2008. The underlying hedged debt instrument is callable by the Company at certain dates and premiums during the term of the debt. The interest rate swap contract is also callable by the counterparty at the same dates and premiums. The Company has determined that the call feature is clearly and closely related to the hedged debt instrument as the amount paid at settlement is not based on changes in an index and the debt instrument was not issued at a substantial discount. As of June 29, 2002, the Company's balance sheet included approximately $0.2 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact.

FOREIGN CURRENCY MANAGEMENT

     All foreign exchange contracts have been recorded on the balance sheet at fair value of ($3.3) million classified within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was ($0.9) million. This amount was recorded in other comprehensive income, net of tax. The changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of ($2.4) million were recorded through earnings. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2003. At June 29, 2002, the Company's European subsidiary had foreign exchange contracts for the purchase of 39.0 million U.S. dollars.

8. CAPITAL STOCK

     On June 28, 1999, the Company's Board of Directors authorized a 3-for-2 split of its common stock effective July 28, 1999, for stockholders of record at the close of business on July 14, 1999. All earnings per-share data in the accompanying financial statements and notes thereto have been restated to give effect to the split.

     On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum to 12 1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

     In the event of a change in control of the Company, each preferred shareholder has the right to require the Company to redeem the shares at a redemption price equal to the Liquidation Preference (defined below) plus interest accrued thereon at a rate of 7% per annum compounded annually each anniversary date from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003.

     In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Convertible Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the "Liquidation Preference"), before any distribution is made to the holders of any Salton common stock or any other of our capital stock ranking junior as to liquidation rights to the convertible preferred stock.

     The Company may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of the Company common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Performance per share, payable at the Company's option in cash or shares of Salton common stock.

     On December 6, 1999, the Company's Board of Directors approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of $.01 par value common stock from 20,000,000 to 40,000,000.

9.  EARNINGS PER SHARE

                                                       YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                    JUNE 29, 2002     JUNE 30, 2001     JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net Income(1)                                       $      30,147     $      46,154     $     91,816
Average common shares outstanding                          11,005            11,750           11,221
Earnings per share -- basic                         $        2.74     $        3.93     $       8.18
Dilutive stock equivalents                                  4,037             4,315            4,305
Average common and common equivalent shares
  outstanding                                              15,042            16,065           15,526
Earnings per share -- diluted                       $        2.00     $        2.87     $       5.91
====================================================================================================

(1) Net income is the same for purposes of calculating basic and diluted EPS.

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at June 29, 2002, June 30, 2001 and July 1, 2000 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options to purchase 643,572 shares of common stock at a price range of $17.50 to $37.00 per share, 486,293 shares of common stock at a price range of $27.38 to $37.00 per share, and 212,160 shares of common stock at a price of $8.17 per share were outstanding at June 29, 2002, June 30, 2001 and July 1, 2000, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

10.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan that covers eligible employees. This plan combined and replaced the former Salton and Toastmaster 401(k) plans. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. A higher matching percentage was approved in fiscal 2000 for Toastmaster employees affected by the freeze of the Toastmaster defined pension plans. The Company's total matching contributions were approximately $0.5 million, $0.6 million and $0.3 million, in fiscal 2002, 2001 and 2000, respectively. In fiscal 2000, the Company amended the former Toastmaster 401(k) plan to allow for discretionary employer contributions to all employees, whether or not the employees contribute individually to the plan, in connection with the freeze of the Toastmaster defined pension plans. A discretionary employer contribution of approximately $0.3 million was made in fiscal 2000.

     The Company has two defined benefit plans that cover substantially all of the employees of Toastmaster as of the date the plans were curtailed. The plans' assets consist of a portfolio of investments in money market, common stock, bond and real estate funds. The Company uses March 31 as the measurement date for determining pension plan assets and obligations. Effective October 30, 1999, the Company's Board of Directors approved the freezing of benefits under the Company's two defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the plans. Effective June 26, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 requires the disclosure of the information presented below:

                                                              JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year                        $10,135         $ 9,806
  Service cost                                                       168              --
  Interest cost                                                      747             737
  Actuarial loss                                                     300             814
  Curtailment gain                                                    --              --
  Benefits paid and expenses                                        (806)         (1,222)
-------------------------------------------------------------------------------------------
  Benefit obligation at end of year                              $10,544         $10,135
===========================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of year                 $10,193         $12,694
  Actual return on plan assets                                        46          (1,564)
  Employer contribution                                               --             285
  Benefits paid from plan assets                                    (806)         (1,222)
-------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year                       $ 9,433         $10,193
===========================================================================================
Funded status                                                    $(1,112)        $    58
Unrecognized net actuarial loss                                    2,753           1,666
Unrecognized transitional asset                                       --              --
Unrecognized prior service cost                                       --              --
Additional pension liability in excess of unrecognized prior
  service cost                                                    (2,753)           (837)
-------------------------------------------------------------------------------------------
(Accrued)/Prepaid pension cost                                   $(1,112)        $   887
===========================================================================================

                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Weighted average assumptions:
  Discount rate                                                  7.25%           7.50%          7.75%
  Expected return on plan assets                                 9.00%           9.00%          9.00%
====================================================================================================
Components of net periodic pension cost:
  Service cost benefits earned during the year                  $ 168          $   --        $   323
  Interest cost on projected benefit obligation                   747             737            788
  Actuarial return on plan assets                                (887)         (1,136)        (1,021)
  Curtailment gain                                                 --              --         (1,009)
  Net amortization and deferral                                    54             (49)            --
----------------------------------------------------------------------------------------------------
Net pension expenses (benefit)                                  $  82         $  (448)       $  (919)
====================================================================================================

     The Company recorded a $1.0 million curtailment gain in fiscal 2000 as a result of a freeze in pension plan benefits. Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for both plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at June 29, 2002, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

11.  STOCK OPTION PLANS

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

                                                                 2002         2001         2000
-----------------------------------------------------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported                                                 $30,147      $46,154      $91,816
  Pro forma                                                    27,419       40,647       85,266
Net income per common share: Basic
  As reported                                                 $  2.74      $  3.93      $  8.18
  Pro forma                                                      2.49         3.46         7.60
Net income per common share: Diluted
  As reported                                                    2.00         2.87         5.91
  Pro forma                                                      1.82         2.53         5.49

     Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, 1999, and 2001 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant, and can vest immediately or up to 3 years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                    2002         2001         2000
--------------------------------------------------------------------------------------------------
Dividend yield                                                      0.00%        0.00%        0.00%
Expected volatility                                                65.36%       64.15%       61.45%
Risk-free interest rate                                             4.39%        5.07%        6.50%
Expected life of options                                      8.00 years   7.56 years   7.98 years

     A summary of the Company's fixed stock options for the fiscal years ended June 29, 2002, June 20, 2001, and July 1, 2000, is as follows:

                                              2002                2001                2000
                                        -----------------   -----------------   -----------------
                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                        SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                         (000)      PRICE    (000)      PRICE    (000)      PRICE
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year         2,164   $  17.77    1,688   $  17.88    1,101   $   7.83
Granted                                    156       9.84      501      17.18      745      30.36
Exercised                                  (17)     10.29      (24)     10.91     (158)      6.64
Expired or Canceled                        (27)                 (1)
                                        ------              ------              ------
Outstanding at end of year               2,276      17.23    2,164      17.77    1,688      17.88
                                        ======              ======              ======
Options exercisable at end of year       1,848      16.04    1,599      16.12    1,038       9.39
Weighted-average fair value of options
  granted during the year                 7.22                          11.37               24.05

     The shares outstanding at the beginning of the year for fiscal 2000 have been restated to reflect the three-for-two stock split that was effective on July 28, 1999. The remaining activity in fiscal 2000 occurred on a post-split basis.

     The following information summarizes the stock options outstanding at June 29, 2002:

                                                                                       OPTIONS
                                               OPTIONS OUTSTANDING                   EXERCISABLE
RANGE OF EXERCISE PRICES                      ---------------------               ------------------
                                                          WEIGHTED-
                                                            AVERAGE   WEIGHTED-            WEIGHTED-
                                                          REMAINING     AVERAGE              AVERAGE
                                              SHARES    CONTRACTUAL    EXERCISE   SHARES    EXERCISE
                                               (000)   LIFE (YEARS)       PRICE    (000)       PRICE
----------------------------------------------------------------------------------------------------
$0.583-$1.667                                    234          2.86    $    1.63      234   $    1.63
$2.292-$5.833                                     34          4.89         5.21       34        5.21
$6.333-$10.44                                    521          6.10         8.38      369        7.77
$13.917-$17.50                                   746          7.69        15.12      746       15.30
$27.375-$37.00                                   741          7.46        31.08      465       31.04
                                              ------                              ------
$0.583-$37.00                                  2,276           N/A                 1,848
                                              ======                              ======

12.  RELATED PARTY TRANSACTIONS

     The Company purchased inventory from Applica, Inc. of approximately $3.0 million, $7.0 million and $26.4 million, in fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively. Applica owned shares of Salton common stock until July 1998 at which time the Company repurchased the shares. See Note 5 "Applica Transaction".

     The Company purchased inventory from Markpeak, Ltd. ("Markpeak"), a Hong Kong company, including commissions, of approximately $0.1 million, $3.6 million and $185.0 million, in fiscal years 2002, 2001 and 2000, respectively. The Company had a receivable from Markpeak of approximately $19.2 million and $19.1 million at

June 29, 2002 and June 30, 2001, respectively. The Company owed Markpeak approximately $3.6 million and $3.7 million at June 29, 2002 and June 30, 2001, respectively. Markpeak acts as a buying agent on behalf of the Company with certain suppliers in the Far East. A director of the Company is the former managing director of Markpeak.

     The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $0.5 million, $0.5 million and $0.4 million, in fiscal 2002, 2001 and 2000, respectively. A director of the Company was a co-founder of SDC. The Company owed approximately $0.1 million for current commissions at June 29, 2002 and June 30, 2001.

13.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $9.1 million, $8.4 million and $5.8 million for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method of the term of the lease.

     The future minimum rental commitments as of June 29, 2002 were as follows:

                                                              OPERATING      CAPITAL
                                                               LEASES         LEASES
----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
2003                                                            $ 9,868             $300
2004                                                              6,967              293
2005                                                              4,066              219
2006                                                              3,195               --
2007                                                              2,866               --
Thereafter                                                        5,724               --
----------------------------------------------------------------------------------------
Total                                                            32,686              812
Less amounts representing interest                                   --              (43)
----------------------------------------------------------------------------------------
Present value of future and minimum lease payments              $32,686             $769
========================================================================================

     Present value of net minimum capital lease obligations:

==================================================================
Current portion                                               $277
Long term portion                                              492
------------------------------------------------------------------
Total obligations                                             $769
==================================================================

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows:

-----------------------------------------------------------------------------
                                                              2002       2001
-----------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Machinery and equipment                                       $812        $--

OTHER COMMITMENTS

     The Company has employment agreements with its five executive officers that are in effect until December 30, 2002. These are currently being reviewed for renewal. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The

Company's aggregate annual commitment for future salaries at June 29, 2002, excluding bonuses, was approximately $2.2 million.

     The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. In fiscal 2002, 2001 and 2000, royalty payments were at or above the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $8.2 million in fiscal 2002, $8.0 million in fiscal 2001 and $24.8 million in fiscal 2000.

14.  LEGAL PROCEEDINGS

APPLICA

     On January 23, 2001, the Company filed a lawsuit against Applica, Inc and its affiliate in the United States District Court for the Northern District of Illinois. The lawsuit alleged that Applica intentionally, willfully and maliciously breached its noncompetition agreement with us, attempted to conceal the breach, tortiously interfered with the Company business and contractual relationships and breached its duty of good faith and fair dealing. On September 5, 2002, the Company finalized a settlement agreement effective on June 21, 2002 with Applica, which resulted in the following:

     The termination of the Company's obligation to pay Applica a fee based upon the Company's net sales of White-Westinghouse products to Kmart and the payment by the Company to Applica of $1.8 million on or before December 31, 2002, primarily for amounts previously accrued and outstanding under this obligation.

     The payment by the Company to Applica of $2.0 million on or before June 30, 2004, and the cancellation of the $15.0 million promissory note that the Company issued to Applica in 1998 as a partial consideration for the repurchase of the Company's common stock from Applica. The promissory note, which had a carrying value prior to the settlement of $10.8 million, was cancelled in view of the harm to the Company's business enterprise value and the underlying Salton common stock repurchased.

ADVANTAGE PARTNERS LLC

     On July 2, 2001, the Company was served with a complaint for patent infringement alleged by AdVantage Partners LLC in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that the Company and retailers that sell the Company's "George Foreman Jr." rotisserie grills were infringing two of AdVantage's patents. AdVantage sought a permanent injunction against sale of George Foreman rotisserie grills utilizing the inventions claimed by those patents and unspecified monetary damages including a request for treble damages.

     On August 9, 2001, AdVantage Partners LLC filed a second complaint against the Company for patent infringement in the United States District Court for the Central District of California. In this complaint, AdVantage alleged that the Company had infringed a patent assigned to AdVantage, and sought a permanent injunction against the Company's sale of the "Baby George Foreman" rotisserie grill, which purportedly utilizes an invention claimed by that patent, and unspecified monetary damages including a request for treble damages. The patent relates to a gear driven spit assembly for rotisserie ovens.

     In the first quarter of fiscal 2003, the Company settled the aforementioned patent infringement litigations as well as those suits involving some of the Company's retail customers. The resolution provides the Company with the right to distribute and sell certain rotisserie products, including the Company's current versions of the George Jr. and Baby George Rotisseries, and retailers the right to resell those products, without fear of future patent litigation. The resolution also preserves to Popeil Inventions Inc. the exclusive license in countertop rotisseries to the rotisserie patents developed by Ron Popeil.

PHILIPS ORAL HEALTHCARE, INC.

     On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against the Company in the federal court of the Western District of Washington. In its Complaint, Philips challenges various advertising claims made by the Company about the Ultrasonex electric toothbrush. Phillips alleges causes of action for false advertising and seeks to enjoin the Company from using various claims in its advertising of the product.

     On August 28, 2002, the Court entered an order granting Philips' motion for preliminary injunction. As a result of this order, the Company is preliminarily enjoined from airing two commercials or developing new advertising for the Ultrasonex using one of the specific advertising claims at issue. The preliminary order does not enjoin the sale of the toothbrush or require that the Company modify the product's packaging in any way. Under the current scheduling order, a trial on the merits is scheduled for October 2003. The outcome of this suit is indeterminable as of June 29, 2002.

ATTORNEY GENERALS OF NEW YORK AND ILLINOIS

     On September 5, 2002, the Company entered into an agreement with the Attorney Generals of New York and Illinois governing the Company's future conduct with retailers relating to the Company's indoor electric grills. The Company expects all, or nearly all, other states will join this agreement. This agreement provides the Company to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively. All of the Company's payments are contingent on states representing at least 80% of the national population entering into the settlement agreement.

ENVIRONMENTAL

     The Company is participating in environmental remediation activities at four sites, which it owns or operates. As of June 29, 2002, the Company has accrued approximately $0.2 million for the anticipated costs of investigation, remediation and/or operation and maintenance costs at these sites. Although such costs could exceed that amount, the Company believes that any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

OTHER

     The Company is a party to various other actions and proceedings incident to the Company's normal business operations. The Company believes that the outcome of such litigation will not have a material adverse effect on the Company's business, financial condition or annual results of operations. The Company also has product liability and general liability insurance policies in amounts the Company believes to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which the Company is not insured.

15.  OPERATING SEGMENTS

     The Company consists of a single operating segment that designs, markets and distributes housewares, including appliances, Salton at Home and personal care and wellness products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management, and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East, and are distributed through similar distribution channels.

PRODUCT INFORMATION -- NET SALES -

                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Small appliances                                             $807,799        $714,125       $742,774
Salton At Home                                                 85,957          59,793         60,709
Personal care and wellness products                            28,723          18,196         33,819
----------------------------------------------------------------------------------------------------
Total                                                        $922,479        $792,114       $837,302
====================================================================================================

GEOGRAPHIC INFORMATION -

                                                                            LONG-LIVED ASSETS
                                                        NET SALES                 AS OF
                                                      -------------   -----------------------------
                                                      JUNE 29, 2002   JUNE 29, 2002   JUNE 30, 2001
---------------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
United States                                              $740,150        $219,721        $208,032
Great Britain                                               123,346          71,248          64,202
Other foreign countries                                      58,983          18,340          12,744
---------------------------------------------------------------------------------------------------
Total                                                      $922,479        $309,309        $284,978
===================================================================================================

     Net sales by geographic area are based upon revenues generated from each country's operations. Sales generated from any one foreign geographic area did not exceed 10% of net sales for fiscal 2001 and 2000.

MAJOR CUSTOMERS AND SUPPLIERS --

     The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 6%, 11% and 12%, of total net sales of the Company in fiscal 2002, 2001 and 2000, respectively.

     On March 30, 1999, Salton entered into a five-year supply agreement with Zellers, the leading national chain of discount department stores in Canada. Under the contract, the Company supplies Zellers with small kitchen appliances under the White-Westinghouse(R) brand name. The agreement has a minimum purchase requirement by Zellers of approximately $17.0 million, over an initial period of five years, with rights to extend the contract for additional one-year periods.

     The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 were 43%, 47% and 46% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 14%, 12% and 13% of total net sales during the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively, while another customer accounted for 12%, 9% and 7%, for the same respective years.

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

     During fiscal 2002, 2001 and 2000, one supplier located in China accounted for approximately 33%, 35% and 38% of the Company's product purchases.

16.  INCOME TAXES

     Income before income taxes is as follows:

                                                        JUNE 29, 2002   JUNE 20, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Domestic                                                      $15,251         $52,987       $109,909
Foreign                                                        29,290          20,859         36,994
----------------------------------------------------------------------------------------------------
Total                                                         $44,541         $73,846       $146,903
====================================================================================================

     Federal, state and foreign taxes were approximately as follows:

                                                                                  FISCAL YEARS ENDED
                                                        --------------------------------------------
                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Federal
  Current                                                     $12,678         $19,039        $44,514
  Deferred                                                     (3,623)          1,271          1,521
State
  Current                                                       1,503           3,999          7,954
  Deferred                                                       (156)            253            272
Foreign
  Current                                                       3,992           3,130            826
  Deferred
----------------------------------------------------------------------------------------------------
Total                                                         $14,394         $27,692        $55,087
====================================================================================================

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                              JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts                                     $ 1,382         $ 2,015
Interest                                                              1,129           1,452
Depreciation and amortization                                        (1,353)         (2,388)
Other deferred items, net                                              (297)           (657)
Net operating loss carry-forward                                        635               0
Accrued liabilities                                                   1,404           3,063
Inventory reserves and capitalization                                 3,930          (1,359)
-------------------------------------------------------------------------------------------
Net deferred tax asset                                              $ 6,830         $ 2,126
===========================================================================================

     Tax benefits from net operating loss carry-forwards will expire by 2019.

     A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                                  FISCAL YEARS ENDED
                                                        --------------------------------------------
                                                        JUNE 29, 2002   JUNE 30, 2001   JULY 1, 2000
----------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                35.0%           35.0%          35.0%
Effective state tax rate                                          1.0             4.2            3.9
Permanent differences                                             1.7             1.2            0.4
Effect of foreign tax rate                                       (6.5)           (3.8)          (1.4)
Other                                                             1.1             0.9           (0.4)
----------------------------------------------------------------------------------------------------
Effective income tax rate                                       32.30%          37.50%         37.50%
====================================================================================================

     U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. and Salton Europe which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $8.8 million at June 29, 2002.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                                            FIRST       SECOND      THIRD     FOURTH
                                                          QUARTER   QUARTER(1)    QUARTER    QUARTER
----------------------------------------------------------------------------------------------------
2002(2)
Net Sales                                                $198,350   $  318,489   $188,095   $217,545
Gross Profit                                               67,855      113,782     66,793     69,071
Net income                                                  7,365       21,186      3,933     (2,337)
Earning per share: Basic                                     0.67         1.93       0.36      (0.21)
Earning per share: Diluted                                   0.49         1.42       0.26      (0.21)
2001(2)
Net Sales                                                $207,246   $  262,197   $153,558   $169,113
Gross Profit                                               79,270       97,852     57,203     34,138
Net income                                                 21,502       26,579      9,485    (11,412)
Earning per share: Basic                                     1.85         2.19       0.81      (0.99)
Earning per share: Diluted                                   1.35         1.60       0.60      (0.99)
2000(2)
Net Sales                                                $196,340   $  292,767   $172,100   $176,095
Gross Profit                                               78,819      116,011     67,831     69,751
Net income                                                 13,898       47,558     15,047     15,313
Earning per share: Basic                                     1.35         4.25       1.33       1.35
Earning per share: Diluted                                   0.95         3.08       0.95       0.98
====================================================================================================

(1) The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impacts the second quarter.

(2) Total quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

18.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the 12 1/4% senior subordinated notes (see Note 6) are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Salton, Inc.

CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002
(IN THOUSANDS)

                                            GUARANTOR          OTHER                                 CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                     $  7,931       $ 20,327       $  2,797      $      --       $ 31,055
  Accounts receivable                       165,446         51,249            773             --        217,468
  Inventories                               193,851         47,914          2,395             --        244,160
  Prepaid expenses and other current
    assets                                    3,061          5,329          4,499             --         12,889
  Intercompany                             (135,451)       (76,536)       211,987             --             --
  Prepaid income taxes                      (12,348)        (7,170)        22,299             --          2,781
  Deferred income taxes                       3,846            625          3,435             --          7,906
-----------------------------------------------------------------------------------------------------------------
      Total current assets                  226,336         41,738        248,185             --        516,259
Property, Plant and Equipment, Net of
  Accumulated Depreciation                   14,205         23,282         19,063             --         56,550
Investments in Subsidiaries                    (833)        79,742        375,521       (454,430)            --
Patents and Trademarks, Net of
  Accumulated Amortization                   10,781         31,347        118,402             --        160,530
Cash in escrow for Pifco loan notes              --         18,676             --             --         18,676
Other Intangibles, Net of Accumulated
  Amortization, and                              --             --             --             --
  Other Non-current Assets                   24,209         16,307         33,037             --         73,553
-----------------------------------------------------------------------------------------------------------------
Total Assets                               $274,698       $211,092       $794,208      $(454,430)      $825,568
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other
    current debt                           $114,026       $ 13,325       $ 22,750      $      --       $150,101
  Accounts payable                            3,457         13,504          8,403             --         25,364
  Accrued expenses                           18,789         21,202         21,003             --         60,994
  Foreman guarantee                              --             --          1,393             --          1,393
-----------------------------------------------------------------------------------------------------------------
      Total current liabilities             136,272         48,031         53,549             --        237,852
Non-current Deferred Income Taxes              (906)         1,487            495             --          1,076
Senior subordinated notes due 2005               --             --        125,000             --        125,000
Senior subordinated notes due 2008               --             --        156,954             --        156,954
Loan notes to Pifco shareholders                 --          4,908             --             --          4,908
Term loans and other notes payable           28,617             --         21,104             --         49,721
Other long term liabilities                                                 5,021                         5,021
-----------------------------------------------------------------------------------------------------------------
      Total liabilities                     163,983         54,426        362,123             --        580,532
Stockholders' Equity                        110,715        156,666        432,085       (454,430)       245,036
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                                   $274,698       $211,092       $794,208      $(454,430)      $825,568
=================================================================================================================

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2001
(IN THOUSANDS)

                                        GUARANTOR          OTHER                                 CONSOLIDATED
                                     SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                               $      8,242   $     15,615   $      6,240   $         --   $     30,097
  Accounts receivable                      39,474         30,729        115,678             --        185,881
  Inventories                              57,034         23,906        111,562             --        192,502
  Prepaid expenses and other
    current assets                          3,281            460          6,359             --         10,100
  Intercompany                            (58,561)       (42,910)       101,471             --             --
  Prepaid income taxes                      4,940         (4,930)        14,897             --         14,907
  Deferred income taxes                     2,299           (426)         2,546             --          4,419
-------------------------------------------------------------------------------------------------------------
    Total current assets                   56,709         22,444        358,753             --        437,906
Property, Plant and Equipment, Net
  of Accumulated Depreciation              13,629         17,134         16,961             --         47,724
Investments in Subsidiaries                  (141)            --        127,448       (127,307)            --
Patents and Trademarks, Net of
  Accumulated Amortization                 11,169          3,702        117,257             --        132,128
Cash in escrow for Pifco loan notes            --         17,748             --             --         17,748
Other Intangibles, Net of
  Accumulated Amortization, and
  Other Non-current Assets                 14,275        118,600         37,557        (83,054)        87,378
-------------------------------------------------------------------------------------------------------------
Total Assets                         $     95,641   $    179,628   $    657,976   $   (210,361)  $    722,884
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and
    other current debt               $     38,780   $         --   $      2,750   $         --   $     41,530
  Accounts payable                          3,569         23,131          6,750             --         33,450
  Accrued expenses                         10,345         13,299          9,264             --         32,908
  Foreman guarantee                            --             --         19,370             --         19,370
-------------------------------------------------------------------------------------------------------------
    Total current liabilities              52,694         36,430         38,134             --        127,258
Non-current Deferred Income Taxes             474            212          1,607             --          2,293
Senior subordinated notes due 2005             --             --        125,000             --        125,000
Senior subordinated notes due 2008             --             --        148,325             --        148,325
Loan notes to Pifco shareholders               --         11,271             --             --         11,271
Other notes payable                        46,881             --         50,359             --         97,240
-------------------------------------------------------------------------------------------------------------
    Total liabilities                     100,049         47,913        363,425             --        511,387
Stockholders' Equity                       (4,408)       131,715        294,551       (210,361)       211,497
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
  Equity                             $     95,641   $    179,628   $    657,976   $   (210,361)  $    722,884
=============================================================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JUNE 29, 2002 (IN THOUSANDS)

                                  GUARANTOR          OTHER                                 CONSOLIDATED
                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------
Net Sales                      $    989,913   $    505,824   $    386,156   $   (959,414)  $    922,479
Cost of Goods Sold                  806,859        426,174        263,727       (952,613)       544,147
Distribution Expenses                54,425          5,450            956             --         60,831
-------------------------------------------------------------------------------------------------------
  Gross Profit                      128,629         74,200        121,473         (6,801)       317,501
Selling, General and
  Administrative expenses            99,490         37,881         93,007         (6,801)       223,577
Lawsuit Settlements, Net                 --             --          2,580             --          2,580
-------------------------------------------------------------------------------------------------------
  Operating Income (Loss)            29,139         36,319         25,886             --         91,344
Interest Expense, Net                (5,368)        (5,399)       (33,664)                      (44,431)
Fair Market Value Adjustment
  on Derivatives                         --         (2,372)            --             --         (2,372)
Equity in Earnings of
  Subsidiaries                         (743)            --         36,296        (35,553)            --
-------------------------------------------------------------------------------------------------------
  Income (Loss) Before Income
    Taxes                            23,028         28,548         28,518        (35,553)        44,541
Income Tax Expense (Benefit)         12,031          3,992         (1,629)            --         14,394
-------------------------------------------------------------------------------------------------------
  Net Income (Loss)            $     10,997   $     24,556   $     30,147   $    (35,553)  $     30,147
=======================================================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JUNE 30, 2001 (IN THOUSANDS)

                                  GUARANTOR          OTHER                                 CONSOLIDATED
                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------
Net Sales                      $    202,331   $    242,689   $    565,009   $   (217,915)  $    792,114
Cost of Goods Sold                  158,345        213,075        314,751       (211,915)       474,256
Distribution Expenses                15,521            633         33,241                        49,395
-------------------------------------------------------------------------------------------------------
  Gross Profit                       28,465         28,981        217,017         (6,000)       268,463
Selling, General and
  Administrative expenses            32,217          7,641        123,027         (6,000)       156,885
-------------------------------------------------------------------------------------------------------
  Operating Income (Loss)            (3,752)        21,340         93,990             --        111,578
Interest Expense, Net                   817           (379)       (38,170)            --        (37,732)
Equity in Earnings of
  Subsidiaries                          101             --         15,698        (15,799)            --
-------------------------------------------------------------------------------------------------------
  Income (Loss) Before Income
    Taxes                            (2,834)        20,961         71,518        (15,799)        73,846
Income Tax Expense (Benefit)           (802)         3,130         25,364                        27,692
-------------------------------------------------------------------------------------------------------
  Net Income (Loss)            $     (2,032)  $     17,831   $     46,154   $    (15,799)  $     46,154
=======================================================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE YEAR ENDED JULY 1, 2000
(IN THOUSANDS)

                                  GUARANTOR          OTHER                                 CONSOLIDATED
                               SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------
Net Sales                      $    151,326   $    141,117   $    648,181   $   (103,322)  $    837,302
Cost of Goods Sold                  121,165         98,651        344,756        (97,322)       467,250
Distribution Expenses                10,681            310         26,648             --         37,639
-------------------------------------------------------------------------------------------------------
  Gross Profit                       19,480         42,156        276,777         (6,000)       332,413
Selling, General and
  Administrative expenses            23,085          7,377        132,287         (6,000)       156,749
-------------------------------------------------------------------------------------------------------
  Operating Income (Loss)            (3,605)        34,779        144,490             --        175,664
Interest Expense, Net                   122          1,917        (30,800)            --        (28,761)
Equity in Earnings of
  Subsidiaries                         (298)            --         28,241        (27,943)            --
-------------------------------------------------------------------------------------------------------
  Income (Loss) Before Income
    Taxes                            (3,781)        36,696        141,931        (27,943)       146,903
Income Tax Expense (Benefit)           (956)         5,928         50,115             --         55,087
-------------------------------------------------------------------------------------------------------
  Net Income (Loss)            $     (2,825)  $     30,768   $     91,816   $    (27,943)  $     91,816
=======================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 29, 2002
(IN THOUSANDS)

                                                         GUARANTOR          OTHER                                 CONSOLIDATED
                                                      SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $     10,997   $     24,557   $     30,146   $    (35,553)  $     30,147
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Imputed interest on note payable                            --          1,528          4,517             --          6,045
    Gain on sale of investment                                  --           (200)             0             --           (200)
    Deferred income tax provision                           (2,927)           563         (1,415)            --         (3,779)
    Fair value adjustment for derivatives                       --          2,372              0             --          2,372
    Foreign currency transaction gains & losses              1,135           (685)             0             --            450
    Legal settlements                                           --             --          2,580             --          2,580
    Depreciation and amortization                            4,938          5,105         20,606             --         30,649
    Loss on disposal of equipment                                                                                            0
    Equity in income of unconsolidated affiliate/
      consolidated subsidiary                                  743           (761)       (36,296)        35,553           (761)
    Changes in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                 (125,972)       (16,624)       113,769             --        (28,827)
      Inventories                                          (25,819)       (19,967)        (1,831)            --        (47,617)
      Prepaid expenses and other current assets                301         (5,104)         1,861             --         (2,942)
      Intercompany                                          56,883         34,264        (91,147)            --             --
      Accounts payable                                        (112)        (9,832)        (1,838)            --        (11,782)
      Taxes payable                                         17,288          2,984         (7,402)            --         12,870
      Accrued expenses                                       7,149            858          8,116             --         16,123
------------------------------------------------------------------------------------------------------------------------------
        NET CASH FROM OPERATING ACTIVITIES                 (55,396)        19,058         41,666             --          5,328
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (1,877)        (6,206)        (8,169)            --        (16,252)
      Increase in other non-current assets                     792         (6,069)         4,303             --           (974)
      Proceeds from sale of investment                          --            501              0                           501
      Acquisition of businesses, net of cash
        acquired                                                --         (2,014)        (5,300)            --         (7,314)
      Additional payment for patents and trademarks             --             --        (18,029)            --        (18,029)
      Additions to intangibles, patents and
        trademarks                                              --             --        (20,717)            --        (20,717)
------------------------------------------------------------------------------------------------------------------------------
        NET CASH FROM INVESTING ACTIVITIES                  (1,085)       (13,788)       (47,912)            --        (62,785)
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of credit and
        other debt                                          74,976             --         (2,745)            --         72,231
      Repayment of long-term debt                          (18,807)            --             --             --        (18,807)
      Proceeds from long-term debt                                             --             --             --              0
      Proceeds from termination of Swap transaction             --             --          8,146             --          8,146
    Costs associated with refinancing                           --             --         (1,115)            --         (1,115)
    Common stock issued                                         --             --            175             --            175
    Treasury stock purchase                                     --             --         (1,125)            --         (1,125)
------------------------------------------------------------------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                  56,169             --          3,336             --         59,505
------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on cash                     --           (559)          (531)            --         (1,090)
Cash, beginning of the period                                8,242         15,615          6,240             --         30,097
Net Change in Cash                                            (312)         4,711         (3,441)            --            958
------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                   $      7,930   $     20,326   $      2,799   $         --   $     31,055
==============================================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 30, 2001
(IN THOUSANDS)

                                          GUARANTOR        OTHER                                     CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $     (2,032)  $     17,831   $     46,154   $    (15,799)  $     46,154
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
    Imputed interest on note payable               --             --          6,033             --          6,033
    Deferred income tax provision                  --             --          1,524             --          1,524
    Depreciation and amortization               4,699          1,112         17,783             --         23,594
    Loss on disposal of equipment                 423             --                                          423
    Equity in net income of investees
      and consolidated subsidiaries              (101)          (545)       (15,445)        15,799           (292)
    Purchase reduction of note payable
      and other non cash items                     --             --          2,777             --          2,777
    Changes in assets and liabilities,
      net of acquisitions:
      Accounts receivable                     (12,371)        (8,799)       (25,089)            --        (46,259)
      Inventories                               5,957           (986)        37,786             --         42,757
      Prepaid expenses and other
         current assets                          (149)           (50)           437             --            238
      Intercompany                             41,055         83,933       (124,988)            --             --
      Accounts payable                         (2,368)        12,468        (15,077)            --         (4,977)
      Taxes payable                               751         (4,894)       (19,305)            --        (23,448)
      Accrued expenses                         (1,064)        (1,236)        (2,151)            --         (4,451)
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING
           ACTIVITIES                          34,800         98,834        (89,561)            --         44,073
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     (1,072)        (1,024)        (7,461)            --         (9,557)
      Increase in other non-current
         assets                                    --             --        (13,422)            --        (13,422)
      Acquisition of businesses, net of
         cash acquired                             --        (60,741)        (2,820)            --        (63,561)
      Additional payment for patents
         and trademarks                            --             --         (2,043)            --         (2,043)
      Additions to intangibles, patents
         and trademarks                            --             --         (9,382)            --         (9,382)
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM INVESTING
           ACTIVITIES                          (1,072)       (61,765)       (35,128)            --        (97,965)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) of revolving
         line of credit and other debt        (48,065)            --             --             --        (48,065)
      Repayment of long-term debt             (53,621)            --        (20,003)            --        (73,624)
      Proceeds from long-term debt             75,000             --             --             --         75,000
      Proceeds from senior subordinated
         notes                                                              148,284             --        148,284
      Costs associated with refinancing            --             --         (7,798)            --         (7,798)
      Common stock issued                          --             --            265             --            265
      Treasury stock purchase                      --             --        (17,654)            --        (17,654)
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM FINANCING
           ACTIVITIES                         (26,686)            --        103,094             --         76,408
-----------------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on
  cash                                             --            (25)            --             --            (25)
Cash, beginning of the period                     125            951          6,530             --          7,606
Net Change in Cash                              7,042         37,044        (21,595)            --         22,491
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                      $      7,167   $     37,995   $    (15,065)  $         --   $     30,097
=================================================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 1, 2000
(IN THOUSANDS)

                                          GUARANTOR        OTHER                                     CONSOLIDATED
                                         SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $     (2,825)  $     30,768   $     91,816   $    (27,943)  $     91,816
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
    Imputed interest on note payable               --             --          6,336             --          6,336
    Deferred income tax provision              (1,057)            --          2,850             --          1,793
    Depreciation and amortization               4,272            468         14,335             --         19,075
    Equity in net income of investees
      and consolidated subsidiaries               298           (321)       (28,241)        27,943           (321)
    Purchase reduction of note payable
      and other non cash items                     --             --          1,662             --          1,662
    Changes in assets and liabilities:
      Accounts receivable                      (2,987)         4,232        (34,916)            --        (33,671)
      Inventories                             (16,747)        (5,892)       (52,467)            --        (75,106)
      Prepaid expenses and other
         current assets                        (1,206)          (134)        (2,456)            --         (3,796)
      Intercompany                            (15,729)       (37,392)        53,121             --             --
      Accounts payable                          2,510          6,423        (14,817)            --         (5,884)
      Taxes payable                               146          5,102           (670)            --          4,578
      Accrued expenses                         (1,321)            69            415             --           (837)
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING
           ACTIVITIES                         (34,646)         3,323         36,968             --          5,645
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     (1,042)        (3,099)        (9,835)            --        (13,976)
      Acquisition of the George Foreman
         Trademark                                 --             --        (22,750)                      (22,750)
      Additions to intangibles, patents
         and trademarks                            --             --           (737)            --           (737)
      Equity Investment                            --         (6,027)        (3,588)                       (9,615)
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM INVESTING
           ACTIVITIES                          (1,042)        (9,126)       (36,910)            --        (47,078)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line
         of credit                             36,367             --             --             --         36,367
      Repayment of long-term debt                (591)            --            (34)            --           (625)
      Costs associated with refinancing            --             --           (616)            --           (616)
      Common stock issued                          --             --          2,669             --          2,669
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM FINANCING
           ACTIVITIES                          35,776             --          2,019             --         37,795
-----------------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on
  cash                                             --              4             --             --              4
Cash, beginning of the period                      37          6,750          4,453             --         11,240
Net Change in Cash                                 88         (5,799)         2,077             --         (3,634)
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                      $        125   $        951   $      6,530   $         --   $      7,606
=================================================================================================================

19.  SUBSEQUENT EVENTS

     See Note 5 "Applica Transaction" and Note 14 "Legal Proceedings" under the caption Applica.

     See Note 14 "Legal Proceedings" under the caption AdVantage Partners LLC.

     See Note 14 "Legal Proceedings" under the caption Attorneys General New York and Illinois.

     See Note 3 "Acquisitions and Alliances" for Pifco Loan Notes redemption.

     On August 15, 2002, the existing interest rate swap contract was terminated resulting in a gain of $6.1 million. The gain from early termination of this contract will be deferred as an adjustment to the carrying amount of the outstanding debt and will be amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

                                    PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     This table shows information about the securities authorized for issuance under our equity compensation plans as of June 29, 2002.

----------------------------------------------------------------------------
                                                  (A)                    (B)

                             NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE
                             BE ISSUED UPON EXERCISE     EXERCISE PRICE OF
                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,
                               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS
----------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY
  HOLDERS(1)                                1,288,510          $13.90
EQUITY COMPENSATION PLANS
  NOT APPROVED BY SECURITY
  HOLDERS(2)                                  987,826          $21.59
                             ------------------------
TOTAL                                       2,276,336          $17.23

---------------------------  -----------------------
                                                 (C)
                                NUMBER OF SECURITIES
                             REMAINING AVAILABLE FOR
                               FUTURE ISSUANCE UNDER
                                 EQUITY COMPENSATION
                                    PLANS (EXCLUDING
                                SECURITIES REFLECTED
                                      IN COLUMN (A))
---------------------------  -----------------------
EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY
  HOLDERS(1)                                 647,346
EQUITY COMPENSATION PLANS
  NOT APPROVED BY SECURITY
  HOLDERS(2)                                 388,029
                             -----------------------
TOTAL                                      1,035,375

---------------

(1) Includes our:

    - 1991 Stock Option Plan

    - 1995 Stock Option Plan

    - 1995 Non-Employee Directors Stock Option Plan

    - 1998 Stock Option Plan

    - 2002 Stock Option Plan

(2) Includes our:
    - 1999 Stock Option Plan
    - 2001 Stock Option Plan

ITEM 13. Certain Relationships And Transactions

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, And Reports On Report 8-K(A)(1) Financial Statements

     The following Financial Statements of the registrant and its subsidiaries are included in Part II, Item 8:

                                                               PAGE
-------------------------------------------------------------------
Salton
Independent, Auditors' Report                                   39
Consolidated Balance Sheets as of June 29, 2002 and June 30,
  2001                                                          40
Consolidated Statement of Earnings for the Years Ended
  June 29, 2002, June 30, 2001, and July 1, 2000                41
Consolidated Statement of Stockholders' Equity for the Years
  Ended
  June 29, 2002, June 30, 2001, and July 1, 2000                42
Consolidated Statement of Cash Flows for the Years Ended
  June 29, 2002, June 30, 2001, and July 1, 2000                43
Notes to the Consolidated Financial Statements                  45

(A)(2) FINANCIAL STATEMENTS SCHEDULES

     The following Financial Statement Schedules of the Registrant are included in Item 14 hereof.

                                                               PAGE
-------------------------------------------------------------------
Schedule VIII -- Valuation and Qualifying Accounts              76

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)(3) EXHIBITS

     See Exhibit Index for the Exhibits filed as part of or incorporated by reference into this Report.

(B) REPORTS ON FORM 8-K

     The following current reports on Form 8-K were filed during the fourth fiscal quarter of 2002

          (i) Current Report on Form 8-K dated May 7, 2002 reporting under Item 5 Other Events the announcement of our third quarter results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26(th) day of September, 2002.

                                          SALTON, INC.

                                          By:       /s/ LEONARD DREIMANN

                                            ------------------------------------
                                                      Leonard Dreimann
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 2002.

SIGNATURE
---------
          /s/ LEONHARD DREIMANN               Chief Executive Officer and Director
------------------------------------------    (Principal Executive Officer)
            Leonhard Dreimann

            /s/ WILLIAM B. RUE                President and Chief Operating Officer and Director
------------------------------------------
              William B. Rue

           /s/ JOHN E. THOMPSON               Senior Vice President and Chief Financial Officer
------------------------------------------    (Principal Accounting and Financial Officer)
             John E. Thompson

            /s/ DAVID C. SABIN                Chairman of the Board and Director
------------------------------------------
              David C. Sabin

             /s/ FRANK DEVINE                 Director
------------------------------------------
               Frank Devine

           /s/ BERT DOORNMALEN                Director
------------------------------------------
             Bert Doornmalen

                                              Director
------------------------------------------
            Robert A. Bergmann

                                              Director
------------------------------------------
             Bruce G. Pollack

                                              Director
------------------------------------------
             Bruce J. Walker

                                 CERTIFICATIONS

     I, Leonhard Dreimann, Chief Executive Officer of Salton, Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of Salton, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26(th), 2002

                                          Leonhard Dreimann
                                          Chief Executive Officer

     I, John E. Thompson, Senior Vice President and Chief Financial Officer of Salton, Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of Salton, Inc.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26(th), 2002

                                          John E. Thompson
                                          Senior Vice President and Chief
                                          Financial Officer

     The following pages contain the Financial Statement Schedules as specified by 12(a) and 14(a)(2) of Part IV of Form 10-K.

                                 EXHIBIT 12(A)

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                  SALTON, INC.

                    YEAR ENDED                       2002       2001        2000       1999      1998
-------------------------------------------------------------------------------------------------------
                                                                (THOUSANDS, EXCEPT RATIOS)
Fixed Charges
  Interest and amortization of debt issuance costs
    on all indebtedness                             $43,357   $ 39,043    $ 31,102    $15,864   $ 7,336
  Add interest element implicit in rentals            3,040      3,724       1,923      1,158       521
-------------------------------------------------------------------------------------------------------
    Total fixed charges                             $46,397   $ 42,767    $ 33,025    $17,022   $ 7,857
Income
  Income before income taxes                        $44,541   $ 73,846    $146,903    $53,863   $32,186
  Add fixed charges                                  46,367     42,767      33,025     17,022     7,857
-------------------------------------------------------------------------------------------------------
  Income before fixed charges and income taxes      $90,908   $116,613    $179,928    $70,885   $40,043
=======================================================================================================
Ratio of earnings to fixed charges                     1.96       2.73        5.45       4.16      5.10

                       VALUATION AND QUALIFYING ACCOUNTS

                            YEAR ENDED JUNE 29, 2002
                                  SALTON, INC.

                                                                     CHARGED TO
                                                                     NET SALES,
                                                         BEGINNING   COSTS AND                 ENDING
                                                          BALANCE     EXPENSES    DEDUCTIONS   BALANCE
------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Year Ended July 1, 2000:
Allowance for returns, allowances and doubtful accounts  $   6,102   $   45,593   $  (44,584)  $ 7,111
Year Ended June 30, 2001:
Allowance for returns, allowances and doubtful accounts  $   7,111   $   47,854   $  (45,742)  $ 9,223
Year Ended June 29, 2002:
Allowance for returns, allowances and doubtful accounts  $   9,223   $   56,903   $  (56,780)  $ 9,346

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 3.1      Amended and Restated Certificate of Incorporation of
          Registrant, as amended.
 3.2      By-laws of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
 3.3      Certificate of Designation for the Series A Convertible
          Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
          28, 1998.
 4.1      Specimen Certificate for shares of Common Stock, $.01 par
          value, of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
 4.2      Form of Note for Registrant's 10 3/4% Senior Subordinated
          Notes. Incorporated by reference to the Registrant's
          Registration Statement on Form S-4 (Registration No.
          333-70169)
 4.3      Indenture dated December 16,1998 between Norwest Bank
          National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-4 (Registration No. 333-70169)
 4.4      Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank
          Minnesota, N.A., as trustee, relating to $250,000,000 in
          aggregate principal amount and maturity of 12 1/4% senior
          subordinated notes due 2008. Incorporated by Reference to
          the Quarterly Report on Form 10-Q for the fiscal quarter
          ended March 31, 2001.
 4.5      Form of Note for Registrant's 12 1/4% senior subordinated
          notes due April 15, 2008. Incorporated by Reference to the
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 2001.
10.1      Salton/Maxim Housewares, Inc. Stock Option Plan.
          Incorporated by reference to the Registrant's Registration
          Statement on form S-1 (Registration No. 33-42097).
10.2      Stockholders Agreement, dated August 6, 1991, by and among the Registrant, Braddock Financial Corporation, Financo
          Investors Fund, L.P., and Mesirow Private Equity, Inc.
          (successor to Mesirow Venture Capital, Inc.) as the
          authorized representative of Mesirow Capital Partners III,
          Mesirow Capital Partners IV, Mesirow Capital Partners V and
          Allied Investment Corporation. Incorporated by reference to the Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
10.3      Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-1 (Registration No. 33-42097).
10.4      Stock Registration Rights Agreement, dated as of August 6,
          1991, by and between the Registrant, Braddock Financial
          Corporation, Financo Investors Fund, L.P., Mesirow Capital
          Partners II, Mesirow Capital Partners IV, Mesirow Capital
          Partners V and Allied Investment Corporation. Incorporated
          by reference to the Registrant's Registration Statement on
          Form S-1 (Registration No. 33-42097).
10.5      Salton/Maxim Housewares, Inc. 1995 Employee Stock Option
          Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
10.6      Salton/Maxim Housewares, Inc. Non-Employee Directors Stock
          Option Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
10.7      Asset Purchase Agreement dated July 1, 1996 by and among the
          Registrant, Block China Corporation and Robert C. Block
          Incorporated by reference from the Company's Current Report on Form 8-K dated July 1, 1996.
10.8      License Agreement dated as of February 1, 1996 by and
          between White Consolidated Industries Inc. and the
          Registrant. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q/A for the fiscal quarter ended
          December 28, 1996.
10.9      License Agreement dated as of May 21, 1996 by and between
          White Consolidated Industries Inc. and the Registrant.
          Incorporated by reference to the Registrant's Quarterly
          Report on Form 10-Q/A for the fiscal quarter ended December
          28, 1996.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.10     Purchase, Distribution and Marketing Agreement dated as of
          January 27, 1997 between the Registrant and Kmart
          Corporation. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q/A for the fiscal quarter ended
          December 28, 1996.
10.11     Employment Agreement dated as of December 19, 1997 between the Registrant and Leonhard Dreimann. Incorporated by
          reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.
10.12     Employment Agreement dated as of December 19, 1997 between the Registrant and David C. Sabin. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended June 27, 1998.
10.13     Employment Agreement dated as of December 19, 1997 between the Registrant and William B. Rue. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended June 27, 1998.
10.14     Stock Agreement, dated as of May 6, 1998, by and between the
          Registrant, Windmere-Durable Holdings, Inc. and the Salton
          Executive Related Parties (as defined therein). Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 6, 1998.
10.15     Note, dated July 27, 1998, issued by the Registrant to
          Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28,
          1998.
10.16     Agreement dated July 27, 1998, between the Registrant to
          Windmere-Durable Holdings, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28,
          1998.
10.17     Credit Agreement dated July 27, 1998 among the Registrant, the several lenders from time to time parties thereto,
          Lehman Brothers Inc., as arranger, Lehman Commercial Paper
          Inc., as syndication agent, and Lehman Commercial Paper
          Inc., as administrative agent. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28,
          1998.
10.18     Stock Purchase Agreement dated July 15, 1998 by and among
          the Registrant and Centre Capital Investors III, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors, L.P., The State Board of Administration
          of Florida, Centre Parallel Management Partners, L.P. and
          Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
          15, 1998.
10.19     Registration Rights Agreement dated July 15, 1998 by and
          among the Registrant and Centre Capital Investors II, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors II, L.P., The State Board of
          Administration of Florida, Centre Parallel Management
          Partners, L.P. and Centre Partners Coinvestment, L.P.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.
10.20     The Salton, Inc. 1998 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed on December 2, 1998.
10.21     Agreement effective as of July 1, 1999 between Salton and
          George Foreman. Incorporated by reference to the
          Registrant's, Current Report on Form 8-K dated December 9,
          1999.
10.22     Agreement effective as July 1, 1999 between Salton and Sam
          Perlmutter. Incorporated by reference to the Registrant's,
          Current Report on Form 8-K dated December 9, 1999.
10.23     Agreement effective as of July 1, 1999 between Salton and
          Michael Srednick Incorporated by reference to the
          Registrant, Current Report on Form 8-K dated December 9,
          1999.
10.24     Second amended and restated credit agreement, among Salton,
          Inc., as borrower, the several lenders from time to time
          parties hereto, Lehman Brothers Inc., as arranger, Lehman
          Commercial Paper Inc., as syndication agent, and
          administration agent and Fleet National Bank as
          documentation agent dated as of December 10, 1999.
          Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 1999.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.25     Agreement effective January 12, 2000, between Salton, Inc.
          and William B. Rue. Incorporated by reference to
          Registrant's Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 28, 2000.
10.26     Agreement effective January 12, 2000, between Salton, Inc.
          and Leonard Dreimann. Incorporated by reference to
          Registrant's Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 28, 2000.
10.27     Agreement effective January 12, 2000, between Salton, Inc.
          and David Sabin. Incorporated by reference to Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 28, 2000.
10.28     Agreement effective January 12, 2000, between Salton, Inc.
          and John E. Thompson. Incorporated by reference to
          Registrant's Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 28, 2000.
10.29     Agreement dated as of September 7, 2000 between Salton and
          George Foreman. Incorporated by reference to the Current
          Report on Form 8-K dated September 7, 2000.
10.30     Agreement dated as of September 7, 2000 between Salton and
          Sam Perlmutter. Incorporated by reference to Registrant's
          Current Report on Form 8-K dated September 7, 2000.
10.31     Agreement dated as of September 7, 2000 between Salton and
          Michael Srednick. Incorporated by reference to Registrant's
          Current Report on Form 8-K dated September 7, 2000.
10.32     The Salton, Inc. 1999 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed December 9, 1999.
10.33     Salton, Inc. 2001 Employee Stock Option Plan. Incorporated
          by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10.34     Third amended and restated credit agreement among Salton, as borrower, the several lenders from time to time parties
          thereto, Lehman Brothers, Inc., as arranger, Firstar Bank,
          N.A. as syndication agent, Lehman Commercial Paper Inc., as syndication agent, and Fleet National Bank, as documentation agent dated as of September 26, 2000. Incorporated by
          reference to the Quarterly Report on Form 10-Q for the
          fiscal quarter ended September 30, 2001.
10.35     First Amendment, dated as of April 13, 2001, to the third
          amended and restated credit agreement, dated as of September
          26, 2000 among the Registrant, the several banks and
          financial institutions or entities parties thereto, Lehman
          Brothers Inc., as advisor and book runner, Firstar Bank,
          N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent, and Fleet National Bank, N.A., as
          documentation agent. Incorporated by reference to Quarterly
          Report on Form 10-Q for the fiscal quarter ended March 31,
          2001.
10.36     Third Amendment, dated as October 16, 2001, to the Third
          Amended and Restated Credit Agreement, dated as of September
          26, 2000 among the Registrant, the several banks and
          financial institutions or entities parties thereto, Lehman
          Brothers Inc., as advisor, arranger and book runner, Firstar
          Bank, N.A., as syndication agent, Lehman Commercial Paper
          Inc., as administrative agent, and Fleet National Bank,
          N.A., as documentation agent. Incorporated by reference to
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          September 29, 2001.
10.37     Salton, Inc. 2002 Stock Option Plan. Incorporated by
          reference to Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 30, 2002.
10.38*    License agreement between Westinghouse Electric Corporation and Salton, Inc.
18.1      Letter re: Change in Accounting Principle
21.1      Subsidiaries of the Company
23.1      Consent of Deloitte & Touche LLP

---------------

* Confidential treatment has been requested with respect to portions of this document. The omitted portions of this document were filed separately with the Securities and Exchange Commission.