Form 10-Q
period 2002-09-28
SALTON INC
filed 2002-11-12
CIK 878280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period - Ended September 28, 2002 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From __________ to _________

     Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                        36-3777824
             ---------                                        ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   Incorporation or organization)                       Identification Number)

               1955 Field Court                                  60045
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2002, 10,994,742 shares of its $.01 par value Common Stock.


                                                                                                   PAGE NO.
PART I                       FINANCIAL                                                             --------
INFORMATION
                 Item 1:     Consolidated Financial Statements
                             Consolidated Balance Sheets - September 28, 2002 (Unaudited) and
                             June 29, 2002                                                         3
                             Consolidated Statements of Earnings (Unaudited) Thirteen weeks
                             ended September 28, 2002 and September 29, 2001                       4
                             Consolidated Statements of Cash Flows (Unaudited) Thirteen weeks
                             ended September 28, 2002 and September 29, 2001                       5
                             Notes to Consolidated Financial Statements (Unaudited)                6

                 Item 2:     Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                16

                 Item 3:     Quantitative and Qualitative Disclosures About Market Risk            20

                 Item 4:     Controls and Procedures                                               20



PART II                      OTHER INFORMATION

                 Item 1:     Legal Proceedings                                                     21

                 Item 2:     Changes in Securities and Use of Proceeds                             21

                 Item 6:     Exhibits and Reports on Form 8-K                                      22

                             Signature                                                             23

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                              SEPTEMBER 28,
(IN THOUSANDS EXCEPT SHARE DATA)                                   2002        JUNE 29, 2002
                                                             ---------------- ----------------
ASSETS
CURRENT ASSETS:
Cash                                                               $  28,224        $  31,055
Accounts receivable, net of allowances                               230,360          217,468
Inventories                                                          277,063          244,160
Prepaid expenses and other current assets                             10,298           12,889
Prepaid income taxes                                                     527            2,781
Deferred income taxes                                                  8,036            7,906
                                                             ---------------- ----------------
     Total Current Assets                                            554,508          516,259
Property, Plant and Equipment, net                                    58,254           56,550
Patents and Trademarks                                               182,484          182,538
Cash in Escrow for Pifco Loan Notes                                    5,478           18,676
Goodwill                                                              30,097           29,976
Other Assets, net                                                     24,506           21,569
                                                             ---------------- ----------------
TOTAL ASSETS                                                       $ 855,327        $ 825,568
                                                             ================ ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving line of credit and other current debt                    $ 168,628        $ 150,101
Accounts payable                                                      40,136           25,364
Accrued expenses                                                      71,200           60,994
Foreman guarantee                                                      1,010            1,393
                                                             ---------------- ----------------
     Total Current Liabilities                                       280,974          237,852
Non-Current Deferred Income Taxes                                      1,106            1,076
Senior Subordinated Notes Due 2005                                   125,000          125,000
Senior Subordinated Notes due 2008, including an adjustment
  of $16,068 and $8,384, respectively, to the carrying value
  related to interest rate swap agreements                           164,699          156,954
Loan Notes to Pifco Shareholders                                           -            4,908
Term Loan and Other Notes Payable                                     28,753           49,721
Other Long Term Liabilities                                            5,085            5,021
                                                             ---------------- ----------------
                                                                     605,617          580,532
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; authorized, 2,000,000
  shares; 40,000 shares issued
Common Stock, $.01 par value; authorized, 40,000,000
  shares; issued and outstanding, 2003-10,993,082 shares,
   2002-10,992,582 shares                                                146              146
Treasury Stock - at cost                                             (67,019)         (67,019)
Additional Paid-in Capital                                            93,315           93,557
Accumulated Other Comprehensive Income                                 1,761              745
Retained Earnings                                                    221,507          217,607
                                                             ---------------- ----------------
        Total Stockholders' Equity                                   249,710          245,036
                                                             ---------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 855,327        $ 825,568
                                                             ================ ================

                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                            13 WEEKS ENDED
                                                                   ----------------------------------
                                                                     September 28,    September 29,
                                                                          2002            2001
                                                                   ----------------  ----------------
NET SALES                                                              $   200,052       $   198,350
Cost of Goods Sold                                                         119,811           117,147
Distribution Expenses                                                       13,900            13,348
                                                                   ----------------  ----------------
GROSS PROFIT                                                                66,341            67,855
Selling, General and Administrative Expenses                                49,294            44,560
Impairment Loss on Intangible Asset                                            800                 -
                                                                   ----------------  ----------------
OPERATING INCOME                                                            16,247            23,295
Interest Expense, net                                                       10,007            11,603
Fair Market Value Adjustment on Derivatives                                    267                 -
                                                                   ----------------  ----------------
INCOME BEFORE INCOME TAXES                                                   5,973            11,692
Income Tax Expense                                                           2,073             4,327
                                                                   ----------------  ----------------
NET INCOME                                                             $     3,900       $     7,365
                                                                   ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              11,062,162        11,059,729

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                        14,876,165        15,056,304

Net Income per Common Share: Basic                                     $      0.35       $      0.67

Net Income per Common Share: Diluted                                   $      0.26       $      0.49


                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                             13 WEEKS ENDED
                                                                                    -------------------------------
                                                                                     SEPTEMBER 28,    SEPTEMBER 29,
                                                                                          2002            2001
                                                                                    --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                               $ 3,900         $ 7,365
  Adjustments to Reconcile Net Income to Net Cash from
   Operating Activities:
    Imputed interest on notes payable                                                          235           1,453
    Deferred income tax provision                                                              108               -
    Gain on sale of investment                                                                   -            (200)
    Depreciation and amortization                                                            3,864           7,188
    Loss on disposal of equipment                                                               45               -
    Equity in net income of investee                                                           (92)           (231)
    Impairment loss on intangible asset                                                        800               -
    Fair value adjustment for derivatives                                                      267               -
    Changes in assets and liabilities:
       Accounts receivable                                                                 (12,395)        (44,081)
       Inventories                                                                         (32,197)        (43,484)
       Prepaid expenses and other current assets                                             2,608             349
       Accounts payable                                                                     14,691           1,986
       Taxes payable                                                                         2,113           4,965
       Accrued expenses                                                                      8,061          14,709
                                                                                    --------------- ---------------
          NET CASH FROM OPERATING ACTIVITIES                                                (7,992)        (49,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (4,218)         (2,883)
  Increase in other non-current assets                                                        (250)           (704)
  Proceeds from sale of investment                                                               -             501
  Acquisition of business                                                                        -          (6,091)
  Additional payment for patents and trademarks                                            (20,750)        (18,029)
  Additions to intangibles, patents and trademarks                                               -          (9,810)
                                                                                    --------------- ---------------
          NET CASH FROM INVESTING ACTIVITIES                                               (25,218)        (37,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                                 25,000         111,000
  Repayment of long-term debt                                                                  (64)         (7,449)
  Proceeds from termination of Swap transaction                                              6,074               -
  Costs associated with refinancing                                                              -            (331)
  Common stock issued                                                                            3              39
  Purchase of treasury stock                                                                     -          (1,125)
                                                                                    --------------- ---------------
          NET CASH FROM FINANCING ACTIVITIES                                                31,013         102,134
                                                                                    --------------- ---------------
The Effect of Exchange Rate Changes on Cash                                                   (634)             35
                                                                                    --------------- ---------------
Net Change in Cash                                                                          (2,831)         15,172
Cash, Beginning of Period                                                                   31,055          30,097
                                                                                    --------------- ---------------
Cash, End of Period                                                                        $28,224         $45,269
                                                                                    =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Interest                                                                                 $ 1,300         $ 2,093
  Income taxes                                                                             $   337         $    27
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended September 28, 2002, the Company incurred a capital lease obligation of $418.

In the quarter ended September 28, 2002, the Company authorized the issuance of 184,980 shares of common stock for payment of executive bonuses.

                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements have been prepared from Salton's records without audit and are subject to year end adjustments. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial information. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Salton, Inc. 2002 Annual Report on Form 10-K. Certain reclassifications of prior year's amounts have been made to conform with the current year presentation. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.  IMPLEMENTATION OF NEW ACCOUNTING STANDARD

         Effective at the beginning of fiscal year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

         The Company had approximately $30.0 million of goodwill and $180.3 million of intangible assets with indefinite lives recorded in its consolidated balance sheet at the beginning of 2003. The Company completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of the first quarter of 2003. As of the beginning of the first quarter of 2003, the Company determined that no impairment of goodwill or intangible assets with indefinite lives has occurred. The increase in the carrying value of goodwill since June 29, 2002 reflects the impact of changes in foreign currency exchange rates.

         During the first quarter of fiscal year 2003, the Company recorded an impairment charge of $0.8 million related to the Company's decision to discontinue the product line under the Welbilt tradename. The fair value of the product line was estimated using the expected present value of associated future cash flows and market values of comparable product lines where available. A $0.8 million charge was recognized in the first quarter of 2003 to record this impairment.

         Actual results of operations for the first quarter ended September 28, 2002 and pro forma results of operations for the first quarter ended September 29, 2001 had the Company applied the nonamortization provisions of SFAS No. 142 in that period are as follows:


                                                                  13 WEEKS ENDED
                                                           September 28,      Sept. 29,
(In thousands, except per share amounts)                        2002             2001
                                                          ---------------  ---------------
Net income:
Reported net income                                              $ 3,900         $  7,365
Goodwill amortization, net of tax                                      0              485
Indefinite-life intangibles amortization, net of tax                   0            2,317
                                                          ---------------  ---------------
ADJUSTED NET INCOME                                              $ 3,900         $ 10,167
                                                          ===============  ===============

Basic income per share:
Reported income per basic share                                  $  0.35         $   0.67
Goodwill amortization, net of tax per basic share                   0.00             0.04
Indefinite-life intangibles amortization net of tax
  per basic share                                                   0.00             0.21
                                                          ---------------  ---------------
ADJUSTED BASIC INCOME PER SHARE                                  $  0.35         $   0.92
                                                          ===============  ===============

Diluted income per share:
Reported income per diluted share                                $  0.26         $   0.49
Goodwill amortization, net of tax per diluted share                 0.00             0.03
Indefinite-life intangibles amortization net of tax
  per diluted share                                                 0.00             0.16
                                                          ---------------  ---------------
ADJUSTED DILUTED INCOME PER SHARE                                $  0.26         $   0.68
                                                          ===============  ===============


         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 as of the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE.

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

         Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at September 28, 2002 and September 28, 2001 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options to purchase 1,392,463 shares of common stock at a price range of $9.84 to $37.00 per share and 940,827 shares of common stock at a price range of $17.50 to $37.00 per share were outstanding at September 28, 2002 and September 29, 2001, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

5.  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of the Company's total debt portfolio and related overall cost of borrowing. The Company's European subsidiary uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the British pound.

         At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. As of September 28, 2002, the Company's balance sheet included approximately $3.9 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact. See Note 10 "Subsequent Event."

         All foreign exchange contracts have been recorded on the balance sheet at fair value of ($3.8) million classified within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was ($0.1) million. This amount was recorded in other comprehensive income, net of tax. The changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of ($0.3) million were recorded through earnings. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2003. At September 28, 2002, the Company's European subsidiary had foreign exchange contracts for the purchase of 61.0 million U.S. dollars. No new contracts were entered into during the quarter.

6.       COMPREHENSIVE INCOME

         For the thirteen weeks ended September 28, 2002 and September 29, 2001, components of other comprehensive income include foreign currency translation adjustments.

                                                     13 Weeks Ended
                                           -----------------------------------
(In thousands)                                 09/28/02          09/29/01
                                           -----------------  ----------------
Net Income                                          $ 3,900           $ 7,365
Other Comprehensive Income                            1,016             1,413
                                           -----------------  ----------------
Comprehensive Income                                $ 4,916           $ 8,778
                                           =================  ================



         Accumulated other comprehensive income is comprised of minimum pension liability of ($1.7) million as of September 28, 2002 and June 29, 2002, as well as foreign currency translation adjustments of $4.2 million and $3.0 million as of September 28, 2002 and June 29, 2002, respectively, and derivative liability of ($0.7) million and ($0.6) million as of September 28, 2002 and June 29, 2002, respectively

7.       OPERATING SEGMENTS

         The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop, time and lighting products and personal care/wellness products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East and are distributed through similar distribution channels.

Product Information - Net Sales


                                                       13 Weeks Ended
                                                  ------------------------
(In thousands)                                      09/28/02     09/29/01
                                                  ----------- ------------
Small Appliances                                    $170,748    $ 176,976
Salton At Home                                        21,913       16,275
Personal Care and Wellness Products                    7,391        5,099
                                                  ----------- ------------
Total                                               $200,052    $ 198,350
                                                  =========== ============



Geographic Information

                                                  Net Sales                Long-Lived Assets
                                               13 Weeks Ended                     As Of
                                         --------------------------------------------------------
(In thousands)                               09/28/02      09/29/01      09/28/02       06/29/01
                                         ---------------------------   --------------------------
United States                               $ 134,275     $ 163,080     $ 222,550      $ 219,721
Great Britain                                  36,681        19,948        55,232         71,248
Other foreign countries                        29,096        15,322        23,037         18,340
                                         ---------------------------   --------------------------
Total                                       $ 200,052     $ 198,350     $ 300,819      $ 309,309
                                         ===========================   ==========================

Net sales by geographic area are based upon revenues generated from each country's operations.

8. LEGAL PROCEEDINGS

         On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against the Company in the federal court of the Western District of Washington. In its complaint, Philips challenges various advertising claims made by the Company about the Ultrasonex(TM) electric toothbrush. Phillips alleges causes of action for false advertising and seeks to enjoin from using various claims in the Company's advertising of the product.

         On August 28, 2002, the Court entered an order granting Philips' motion for preliminary injunction. As a result of this order, the Company is preliminarily enjoined from airing two commercials or developing new advertising for the Ultrasonex(TM) using one of the specific advertising claims at issue. The preliminary order does not enjoin the sale of the toothbrush or require that the Company modify the product's packaging in any way. Under the current scheduling order, a trial on the merits is scheduled for September 2003.

         On September 5, 2002, the Company entered into an agreement with the Attorney Generals of New York and Illinois governing the Company's future conduct with retailers relating to the Company's indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. This agreement provides for the Company to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively. The settlement agreement has been filed in the United States District Court for the Southern District of New York.

         The Company is a party to various other actions and proceedings incident to the Company's normal business operations. The Company believes that the outcome of any litigation will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company also has product liability and general liability insurance policies in amounts the Company believes to be reasonable given the Company's current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which the Company is not insured.

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

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 28, 2002
(IN THOUSANDS)

                                                            GUARANTOR         OTHER                                    CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                         ---------------------------------------------------------------------------
                           ASSETS
Current Assets:
  Cash                                                     $   3,434         $  24,790     $       -     $        -      $  28,224
  Accounts receivable, net of allowances                     164,570            65,790             -              -        230,360
  Inventories                                                285,216            46,379        16,139        (70,671)       277,063
  Prepaid expenses and other current assets                    4,038             3,866         2,394              -         10,298
  Intercompany                                              (174,524)          (50,116)      224,640              -              -
  Prepaid income taxes                                       (12,098)           (8,510)       21,135                           527
  Deferred income taxes                                        3,846               755         3,435              -          8,036
                                                         --------------------------------------------------------------------------
     Total Current Assets                                    274,482            82,954       267,743        (70,671)       554,508
Property, Plant and Equipment,
   Net of Accumulated Depreciation                            14,743            24,719        18,792              -         58,254
Investments in Subsidiaries                                        -            79,742       412,552       (492,294)             -
Patents and Trademarks                                        10,781            31,970       139,733              -        182,484
Cash in Escrow for Pifco Loan Notes                                -             5,478             -              -          5,478
Goodwill                                                      23,671             6,426             -              -         30,097
Other Assets, net                                               (413)            9,698        15,221              -         24,506
                                                         --------------------------------------------------------------------------
Total Assets                                               $ 323,264         $ 240,987     $ 854,041     $ (562,965)     $ 855,327
                                                         ==========================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt          $ 139,244         $   5,119     $  24,265     $        -      $ 168,628
  Accounts payable                                            11,109            35,048        (6,021)             -         40,136
  Accrued expenses                                            23,388            18,622        29,190              -         71,200
  Foreman guarantee                                                -                 -         1,010              -          1,010
                                                         --------------------------------------------------------------------------
     Total current liabilities                               173,741            58,789        48,444              -        280,974
Non-current Deferred Income Taxes                               (906)            1,516           496              -          1,106
Senior subordinated notes due 2005                                 -                 -       125,000              -        125,000
Senior subordinated notes due 2008, including an
  adjustment of $16,068 to the carrying value
  related to interest rate swap agreements                         -                 -       164,699              -        164,699
Other notes payable                                           28,753                 -             -              -         28,753
Other Long Term Liability                                          -                 -         5,085                         5,085
                                                         --------------------------------------------------------------------------
     Total liabilities                                       201,588            60,305       343,724              -        605,617
Stockholders' Equity                                         121,676           180,682       510,317     $ (562,965)       249,710
                                                         --------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $ 323,264         $ 240,987     $ 854,041     $ (562,965)     $ 855,327
                                                         ==========================================================================


CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002
(IN THOUSANDS)

                                                            GUARANTOR         OTHER                                    CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                         ---------------------------------------------------------------------------
                           ASSETS
Current Assets:
  Cash                                                     $   7,931      $  20,327      $   2,797      $        -       $  31,055
  Accounts receivable                                        165,446         51,249            773               -         217,468
  Inventories                                                193,851         47,914          2,395               -         244,160
  Prepaid expenses and other current assets                    3,061          5,329          4,499               -          12,889
  Intercompany                                              (135,451)       (76,536)       211,987               -               -
  Prepaid income taxes                                       (12,348)        (7,170)        22,299               -           2,781
  Deferred income taxes                                        3,846            625          3,435               -           7,906
                                                        ---------------------------------------------------------------------------
     Total Current Assets                                    226,336         41,738        248,185               -         516,259
Property, Plant and Equipment,
   Net of Accumulated Depreciation                            14,205         23,282         19,063               -          56,550
Investments in Subsidiaries                                     (833)        79,742        375,521        (454,430)              -
Patents and Trademarks                                        10,781         31,347        140,410               -         182,538
Cash in escrow for Pifco loan notes                                -         18,676              -               -          18,676
Goodwill                                                      23,675          6,301              -               -          29,976
Other Assets, net                                                534         10,006         11,029               -          21,569
                                                        ---------------------------------------------------------------------------
Total Assets                                               $ 274,698      $ 211,092      $ 794,208      $ (454,430)      $ 825,568
                                                        ===========================================================================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt          $ 114,026      $  13,325      $  22,750      $        -       $ 150,101
  Accounts payable                                             3,457         13,504          8,403               -          25,364
  Accrued expenses                                            18,789         21,202         21,003               -          60,994
  Foreman guarantee                                                -              -          1,393               -           1,393
                                                        ---------------------------------------------------------------------------
     Total Current Liabilities                               136,272         48,301         53,549               -         237,852
Non-Current Deferred Income Taxes                               (906)         1,487            495               -           1,076
Senior Subordinated Notes due 2005                                 -              -        125,000               -         125,000
Senior Subordinated Notes due 2008, including an
  adjustment of $8,384 to the carrying value
  related to interest rate swap agreements                         -              -        156,954               -         156,954
Loan Notes to Pifco Shareholders                                   -          4,908              -               -           4,908
Other Notes Payable                                           28,617              -         26,125               -          54,742
                                                        ---------------------------------------------------------------------------
     Total liabilities                                       176,331         61,596        342,605               -         580,532
Stockholders' Equity                                         110,715        156,666        432,085      $ (454,430)        245,036
                                                        ---------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $ 274,698      $ 211,092      $ 794,208      $ (454,430)      $ 825,568
                                                        ===========================================================================

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
SEPTEMBER 28, 2002
(IN THOUSANDS)

                                                          GUARANTOR         OTHER                                    CONSOLIDATED
                                                        SUBSIDIARIES     SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                       ---------------------------------------------------------------------------
Net Sales                                                $ 233,839        $ 181,101     $ 127,482       $ (342,370)      $ 200,052
Cost of Goods Sold                                         182,178          145,979        61,429         (269,775)        119,811
Distribution Expenses                                       11,861            2,039             -                -          13,900
                                                  ---------------------------------------------------------------------------------
    Gross Profit (Loss)                                     39,800           33,083        66,053          (72,595)         66,341
Selling, General and Administrative expenses                26,904            9,449        15,033           (2,092)         49,294
Impairment Loss on Intangible Asset                              -                -           800                -             800
                                                  ---------------------------------------------------------------------------------
    Operating Income                                        12,896           23,634        50,220          (70,503)         16,247
Interest Expense, Net                                       (1,726)          (1,022)       (7,259)               -         (10,007)
Fair Market Value Adjustment on Derivatives                      -             (267)            -                -            (267)
Equity in Earnings of Subsidiaries                               -                -        32,367          (32,367)              -
                                                  ---------------------------------------------------------------------------------
    Income Before Income Taxes                              11,170           22,345        75,328         (102,870)          5,973
Income Tax Expense (Benefit)                                   (94)           1,242           925                -           2,073
                                                  ---------------------------------------------------------------------------------
    Net Income                                           $  11,264        $  21,103     $  74,403       $ (102,870)      $   3,900
                                                  ---------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED
SEPTEMBER 29, 2001
(IN THOUSANDS)

                                                          GUARANTOR         OTHER                                    CONSOLIDATED
                                                        SUBSIDIARIES     SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                       ---------------------------------------------------------------------------
Net Sales                                                  $ 54,693       $ 99,407     $ 117,830      $ (73,580)       $ 198,350
Cost of Goods Sold                                           36,201         87,581        65,445        (72,080)         117,147
Distribution Expenses                                         5,704            955         6,689              -           13,348
                                                     ----------------------------------------------------------------------------
    Gross Profit (Loss)                                      12,788         10,871        45,696         (1,500)          67,855
Selling, General and Administrative expenses                 10,974          5,438        29,648         (1,500)          44,560
                                                     ----------------------------------------------------------------------------
    Operating Income                                          1,814          5,433        16,048              -           23,295
Interest Expense, Net                                           (23)           159        11,467              -           11,603
Equity in Earnings of Subsidiaries                             (225)             -         5,212         (4,987)               -
                                                     ----------------------------------------------------------------------------
    Income (Loss) Before Income Taxes                         1,612          5,274         9,793         (4,987)          11,692
Income Tax Expense                                              812          1,087         2,428              -            4,327
                                                     ----------------------------------------------------------------------------
    Net Income (Loss)                                      $    800       $  4,187     $   7,365      $  (4,987)       $   7,365
                                                     ============================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002
(IN THOUSANDS)


                                                            GUARANTOR        OTHER                                    CONSOLIDATED
                                                           SUBSIDIARIES   SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                           ------------   ------------   ------------   ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $     11,266   $     21,102   $     74,403   $   (102,871) $      3,900
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Imputed interest on notes payable                               --            112            123             --           235
     Deferred income tax provision                                   --            108             --             --           108
     Depreciation and amortization                                  890            908          2,066             --         3,864
     Loss on disposal of equipment                                   --             45             --             --            45
     Equity in net income of unconsolidated affiliate/
       consolidated subsidiaries                                    167            (92)       (32,367)        32,200           (92)
     Impairment loss on intangible asset                             --             --            800             --           800
     Fair value adjustments for derivatives                          --            267             --             --           267
     Changes in assets and liabilities, net of
        acquisitions:
      Accounts receivable                                           876        (14,045)           774             --       (12,395)
      Inventories                                               (91,365)         2,241        (13,744)        70,671       (32,197)
      Prepaid expenses and other current assets                    (977)         1,480          2,105             --         2,608
      Intercompany                                               39,072        (27,070)       (12,002)            --            --
      Accounts payable                                            7,652         19,222        (12,183)            --        14,691
      Taxes payable                                                (250)         1,199          1,164             --         2,113
      Accrued expenses                                            4,604         (3,125)         6,582                        8,061
                                                           ------------   ------------   ------------   ------------  ------------
         NET CASH FROM OPERATING ACTIVITIES                     (28,065)         2,352         17,721             --        (7,992)
                                                           ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                       (1,368)        (2,109)          (741)            --        (4,218)
      Increase in other non-current assets                           --             --           (250)            --          (250)
      Proceeds from sale of investment                               --             --             --             --            --
      Acquisition of businesses, net of cash acquired                --             --             --             --            --
      Additional payment for patents and trademarks                  --             --        (20,750)            --       (20,750)
      Additions to intangibles, patents and trademarks               --             --             --             --            --
                                                           ------------   ------------   ------------   ------------  ------------
        NET CASH FROM INVESTING ACTIVITIES                       (1,368)        (2,109)       (21,741)            --       (25,218)
                                                           ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line
        of credit and other debt                                 25,000             --             --             --        25,000
      Repayment of long-term debt                                   (64)            --                            --           (64)
      Proceeds from termination of Swap transaction                  --             --          6,074             --         6,074
      Costs associated with refinancing                              --             --             --             --            --
      Common stock issued                                            --             --              3             --             3
      Purchase of treasury stock                                     --             --             --             --            --
                                                           ------------   ------------   ------------   ------------  ------------
      NET CASH FROM FINANCING ACTIVITIES                         24,936             --          6,077             --        31,013
                                                           ------------   ------------   ------------   ------------  ------------

The Effect of Exchange Rate Changes on Cash                          --          4,220         (4,854)            --          (634)
Net Change in Cash                                               (4,497)         4,463         (2,797)            --        (2,831)
Cash, Beginning of Period                                         7,931         20,327          2,797             --        31,055
                                                           ------------   ------------   ------------   ------------  ------------
                                                           $      3,434   $     24,790   $         --   $         --  $     28,224
                                                           ============   ============   ============   ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
(IN THOUSANDS)

                                                            GUARANTOR         OTHER                                    CONSOLIDATED
                                                          SUBSIDIARIES     SUBSIDIARIES   SALTON, INC.   ELIMINATIONS     TOTALS
                                                         ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $     800        $ 4,187        $ 7,365       $ (4,987)    $  7,365
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on note payable                               -            324          1,129              -        1,453
      Gain on sale of investment                                     -           (200)             -              -         (200)
      Depreciation and amortization                              1,080          1,282          4,826              -        7,188
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                  225           (231)        (5,212)         4,987         (231)
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                     (8,446)        (3,086)       (32,549)             -      (44,081)
        Inventories                                            (16,127)        (7,132)       (20,225)             -      (43,484)
        Prepaid expenses and other current assets                  815           (748)           282              -          349
        Intercompany                                           (93,912)        18,696         75,216              -            -
        Accounts payable                                         1,243           (410)         1,153              -        1,986
        Taxes payable                                            1,476          1,082          2,407              -        4,965
        Accrued expenses                                         2,738          3,123          8,848                      14,709
                                                       --------------------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                (110,108)        16,887         43,240              -      (49,981)
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                       (72)          (569)        (2,242)             -       (2,883)
        Increase in other non-current assets                       (30)           174           (848)             -         (704)
        Proceeds from sale of investment                             -            501              -              -          501
        Acquisition of businesses                                    -         (5,589)          (502)             -       (6,091)
        Additional payment for patents and trademarks                -              -        (18,029)             -      (18,029)
        Additions to intangibles, patents and trademarks             -              -         (9,810)             -       (9,810)
                                                       --------------------------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                     (102)        (5,483)       (31,431)             -      (37,016)
                                                       --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds of revolving line of credit               111,000              -              -              -      111,000
        Repayment of long-term debt                             (4,699)             -         (2,750)             -       (7,449)
        Proceeds from long-term debt                                 -              -              -              -            0
        Proceeds from senior subordinated notes                      -              -              -              -            0
        Costs associated with refinancing                            -              -           (331)             -         (331)
        Common stock issued                                          -              -             39              -           39
        Treasury stock purchase                                      -              -         (1,125)             -       (1,125)
                                                       --------------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                     106,301              -         (4,167)             -      102,134
                                                       --------------------------------------------------------------------------
The effect of exchange rate changes on cash                          -             35              -              -           35
Cash, beginning of the period                                    8,242         15,615          6,240              -       30,097
Net Change in Cash                                              (3,909)        11,439          7,642              -       15,172
                                                       --------------------------------------------------------------------------
Cash, end of period                                          $   4,333       $ 27,054       $ 13,882       $      -     $ 45,269
                                                       ==========================================================================

10. SUBSEQUENT EVENT

           On November 1, 2002, the existing interest rate swap contract was terminated resulting in the receipt of $2.0 million. The gain of $1.8 million from early termination of this contract will be deferred as an adjustment to the carrying amount of the outstanding debt and will be amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We are a leading designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), Westinghouse(R), Farberware(R), Melitta(R), Russell Hobbs(R), Tower(R), Haden(R) and Pifco(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Timex(R) timers, Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R) and Salton(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet websites. We market and sell our products primarily through our own sales force and a network of independent commissioned sales representatives.

         Within the first quarter, there was a work slowdown in the West Coast ports, which led to a lock-out and an ultimate bottleneck of incoming product. There was and remains an uncertain economic environment in the United States and a shift in buying patterns to lower price-point products. Our wide range of products at different price points and our growing global presence have given us a solid foundation to actively face the difficult environment.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 COMPARED WITH THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001.

         Net Sales. Net sales in the quarter ended September 28, 2002 ("first quarter of fiscal 2003") were $200.1 million, an increase of approximately $1.7 million or 0.9%, compared to net sales of $198.4 million in the quarter ended September 29, 2001 ("first quarter of fiscal 2002"). Worldwide Sales increases from Salton(R), The Look For acquisition, George Foreman(TM), Westclox(R), Russell Hobbs(R) and Stiffel(R) brands more than offset decreased sales of Toastmaster(R) and White-Westinghouse(R) product lines.

         Gross Profit. Gross profit in the first quarter of fiscal 2003 was $66.3 million or 33.1% of net sales as compared to $67.9 million or 34.2% of net sales in the same period in fiscal 2002. Cost of goods sold during the first quarter of fiscal 2003 increased to 59.9% of net sales compared to 59.0% in the same period in fiscal 2002. Distribution expenses were $13.9 million or 7.0% of net sales in the first quarter of fiscal 2003 compared to $13.3 million or 6.7% of net sales in the same period in fiscal 2002. Gross profit in the first quarter of fiscal 2003, as a percentage of net sales, resulted in little change from the same period in fiscal 2002 as we saw a return to a product mix of lower price point items within several of the major brands.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 24.6% of net sales or $49.3 million in the first quarter of fiscal 2003 compared to 22.5% of net sales or $44.6 million for the same period in fiscal 2002. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 9.9% of net sales or $19.7 million in the first quarter of fiscal 2003 when compared to 9.8% of net sales or $19.5 million in the same period in fiscal 2002. The slight increase in these expenses from the prior year is primarily related to increased cooperative advertising offset partially by a reduction in infomercial advertising. The remaining selling, general and administrative costs increased to 14.8% of net sales or $29.6 million in the first quarter of fiscal 2003 compared to 12.7% of net sales or $25.1 million in the first quarter of fiscal 2002. The primary reasons for these increases are salaries, legal and other professional expenses related to legal matters and domestic corporate restructuring for improved reporting purposes and increases in certain other administrative expenses to support the Company.

         Operating Income. As a result of the foregoing, operating income decreased by $7.1 million or 30.0%, to $16.2 million in the first quarter of fiscal 2003 from $23.3 million in the same period in fiscal 2002. Operating income as a percentage of net sales decreased to 8.1% in the first quarter of fiscal 2003 from 11.7% in the same period of fiscal 2002.

         Net Interest Expense. Net interest expense was approximately $10.0 million for the first quarter of fiscal 2003 compared to $11.6 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, interest expense includes imputed interest of approximately $0.4 million related to the note payable associated with the George Foreman name acquisition and $0.1 million related to the loan notes issued to Pifco shareholders. In the first quarter of fiscal 2002, interest expense includes imputed interest of approximately $0.8 million related to the note payable associated with the George Foreman name acquisition. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.5% in the first quarter of fiscal 2003 compared to 9.2% in the same period in fiscal 2002. The decrease in our weighted average annual interest rate is primarily due to lower interest rates and a higher proportion of variable rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $465.5 million for the first quarter of fiscal 2003 compared to $483.9 million for the same period in fiscal 2002.

         Income Tax Expense. Tax expense was $2.1 million in the first quarter of fiscal 2003 as compared to tax expense of $4.3 million in the same period in fiscal 2002.

         Net Income. Net income decreased 47.3% to $3.9 million in the first quarter of fiscal 2003, compared to $7.4 million in the first quarter of fiscal 2002.

         Earnings per Share. Basic earnings per common share were $0.35 per share on weighted average common shares outstanding of 11,062,162 in the first quarter of fiscal 2003 compared to earnings of $0.67 per share on weighted average common shares outstanding of 11,059,729 in the same period in fiscal 2002. Diluted earnings per common share were $0.26 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,876,165 in the first quarter of fiscal 2003 compared to diluted earnings per common share of $0.49 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,056,304 in the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of fiscal 2003, we used net cash of $8.0 million in operating activities and $25.2 million in investing activities. The cash used in operating activities was primarily related to seasonal increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued expenses. The cash used in investing activities was primarily related to the payment to George Foreman in connection with the obligation under the note payable due to him, as well as, capital expenditures. The above was financed primarily by increases under the revolving line of credit.

         At September 28, 2002, we had debt outstanding of $166.9 million under the Third Amended and Restated Credit Agreement ("Credit Agreement") and had the ability to borrow up to an additional $37.6 million under the revolving credit facility. Typically, given the seasonal nature of our business, borrowings tend to be the highest in mid-fall and early winter. Additionally, at September 28, 2002, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 and $148.6 million of 12 1/4% senior subordinated notes due 2008 (excluding $16.1 million related to the fair value of interest rate swap agreements that have been substantially monetized).

         Our principal uses of liquidity will be to meet debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under our Credit Agreement. We anticipate capital expenditures of approximately $18.0 million and $20.0 million for fiscal years 2003 and 2004, respectively. We incurred approximately $4.2 million for capital expenditures during the first quarter of fiscal 2003.

         Our senior credit facilities contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under the senior credit facilities, we are required to comply with specified financial ratios and tests, including a minimum net worth test, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and a minimum leverage ratio.

       Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, indebtedness (including the notes), to pay royalties and other fees under our license and other agreements or to fund planned capital expenditures and/or possible acquisitions, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our Credit Agreement and other sources of debt funding, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the notes, sell assets or obtain additional financing. We cannot assure you that any refinancing would be available or that any sales of assets or additional financing could be obtained.

         As of September 28, 2002, the Company is in compliance with all debt covenants.

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

ACCOUNTING PRONOUNCEMENTS

         Effective at the beginning of fiscal year 2003, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, goodwill amortization ceased. Goodwill is now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of goodwill impairment in existence, if any.

         We had approximately $30.0 million of goodwill and $180.3 million of intangible assets with indefinite lives recorded in our consolidated balance sheet at the beginning of 2003. We completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of the first quarter of 2003. As of the beginning of the first quarter of fiscal year 2003, we determined that no impairment of goodwill or intangible assets with indefinite lives has occurred.

         During the first quarter of fiscal year 2003, we recorded an impairment charge of $0.8 million related to our decision to discontinue the product line under the Welbilt tradename. The fair value of the product line was estimated using the expected present value of associated future cash flows and market values of comparable product lines where available. A $0.8 million charge was recognized in the first quarter of 2003 to record this impairment.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 as of the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 143 did not have a material impact on the financial condition or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of the beginning of the first quarter of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. We do not expect the adoption of this statement to have a material impact to the financial statements.

FORWARD LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our degree of leverage; economic conditions and retail environment; the timely development, introduction and customer acceptance of our products; competitive products and pricing; dependence on foreign suppliers and supply and manufacturing constraints; our relationship and contractual arrangements with key customers, suppliers and licensors; cancellation or reduction of orders; the availability and success of future acquisitions; international business activities; the risks relating to pending legal proceedings; the risks related to intellectual property rights; the risks relating to regulatory matters and other factors both referenced and not referenced in our filings with the Securities and Exchange Commission. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipated," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We use derivative financial instruments to manage interest rate and foreign currency risk. Our objectives in managing our exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs through the use of interest rate swaps. Our objectives in managing our exposure to foreign currency fluctuations is to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows. We do not enter into derivative financial instruments for trading purposes. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt and hedge foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts.

         At June 29, 2002, we had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. As of September 28, 2002, the balance sheet included approximately $3.9 million representing the fair value of the swap and call feature. As the terms of the swap and call feature match those of the designated underlying hedged debt instrument, the change in fair value of this swap and call feature was offset by a corresponding change in fair value recorded on the hedged debt, and resulted in no net earnings impact.

         On November 1, 2002, the existing interest rate swap contract was terminated resulting in a payment of $2.0 million. The gain of $1.8 million from early termination of this contract will be deferred as an adjustment to the carrying amount of the outstanding debt and will be amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap.

         All foreign exchange contracts have been recorded on the balance sheet at fair value of ($3.8) million classified within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was ($0.1) million. This amount was recorded in other comprehensive income, net of tax. The changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of ($0.3) million were recorded through earnings. We anticipate that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2003. At September 28, 2002, our European subsidiary had foreign exchange contracts for the purchase of
61.0 million U.S. dollars. No new contracts were entered into during the quarter.




ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against us in the federal court of the Western District of Washington. In its complaint, Philips challenges various advertising claims made by us about the Ultrasonex(TM) electric toothbrush. Phillips alleges causes of action for false advertising and seeks to enjoin us from using various claims in its advertising of the product.

         On August 28, 2002, the Court entered an order granting Philips' motion for preliminary injunction. As a result of this order, we are preliminarily enjoined from airing two commercials or developing new advertising for the Ultrasonex(TM) using one of the specific advertising claims at issue. The preliminary order does not enjoin the sale of the toothbrush or require that we modify the product's packaging in any way. Under the current scheduling order, a trial on the merits is scheduled for September 2003.

         On September 5, 2002, we entered into an agreement with the Attorney Generals of New York and Illinois governing our future conduct with retailer relating to our indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. This agreement provides for us to make a payment of $1.2 million upon final approval of the agreement and two additional payments of $3.5 million each on March 1, 2003 and 2004, respectively. The settlement agreement has been filed in the United States District Court for the Southern District of New York.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On August 25, 2002, we issued 61,660 shares of our common stock to each of Messrs. David Sabin, Leonhard Dreimann and William Rue. Exemption from registration is claimed pursuant to Section 4(2) of the Securities Act, no public sale having been involved.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.38 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David C. Sabin

10.39 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and Leonhard Dreimann

10.40 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and William B. Rue

10.41 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David M. Mulder

(b) Reports on Form 8-K

         A current report on Form 8-K was filed on September 6, 2002 reporting, under Item 5 Other Events, the Company's announcement of its fiscal 2002 annual earnings results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 2002          SALTON, INC.

                                  /s/  DAVID M. MULDER
                                  --------------------------
                                  David M. Mulder
                                  Executive Vice President, Chief Administrative Officer and Senior Financial Officer
                                  (Duly Authorized Officer of the Registrant)

                                 CERTIFICATIONS

          I, Leonhard Dreimann, Chief Executive Officer of Salton, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Salton, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                     By:   /s/ Leonhard Dreimann
                                                        ------------------------
                                                         LEONHARD DREIMANN
                                                         CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

         I, David M. Mulder, Executive Vice President, Chief Administrative Officer and Senior Financial Officer of Salton, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Salton Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                             By: /s/ David M. Mulder
                                 -----------------------------------------------
                                  DAVID M. MULDER
                                  EXECUTIVE VICE PRESIDENT, CHIEF ADMINISTRATIVE OFFICER AND SENIOR FINANCIAL OFFICER

                                  EXHIBIT INDEX

   EXHIBIT NUMBER           DESCRIPTION OF DOCUMENT
   --------------           -----------------------

         10.38 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David C. Sabin*

         10.39 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and Leonhard Dreimann *

         10.40 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and William B. Rue*

         10.41 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David M. Mulder*

         12       Computation of Ratio of Earnings to Fixed Charges

-------------------

         * Incorporated by reference to the Company's current report on Form 8-K filed on October 23, 2002.