Form 10-Q
period 2002-12-28
SALTON INC
filed 2003-02-11
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the Quarterly Period Ended December 28, 2002 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934 For the Transition Period From __________ to _________.

    Commission file number: 0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3777824
              ----------                                  -----------
    (State of other jurisdiction of                     (I.R.S. Employer
     Incorporation or organization)                  Identification Number)

             1955 Field Court                                60045
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

                  Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 2003 11,182,218 shares of its $.01 par value Common Stock.

                                                                                            PAGE NO.
                                                                                            --------
PART I               FINANCIAL INFORMATION

           Item 1:   Consolidated Financial Statements

                     Consolidated Balance Sheets - December 28, 2002 (Unaudited) and           3
                     June 29, 2002

                     Consolidated Statements of Earnings (Unaudited) Thirteen weeks            4
                     ended December 28, 2002 and December 29, 2001 and Twenty-six weeks ended December 28, 2002 and December 29, 2001

                     Consolidated Statements of Cash Flows (Unaudited) Twenty-six weeks        5
                     ended December 28, 2002 and December 29, 2001

                     Notes to Consolidated Financial Statements (Unaudited)                    6

           Item 2:   Management's Discussion and Analysis of Financial Condition and           17
                     Results of Operations

           Item 3:   Quantitative and Qualitative Disclosures About Market Risk                23

           Item 4:   Controls and Procedures                                                   24

PART II              OTHER INFORMATION

           Item 1:   Legal Proceedings                                                         25

           Item 4:   Submission of Matters to a Vote of Security Holders                       25

           Item 6:   Exhibits and Reports on Form 8-K                                          26

                     Signature                                                                 27

                     Certifications                                                            28

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                                    DECEMBER 28,
(IN THOUSANDS EXCEPT SHARE DATA)                                        2002         JUNE 29,2002
                                                                   --------------   --------------
ASSETS
CURRENT ASSETS:
  Cash                                                               $  70,415         $  31,055
  Accounts receivable, net of allowances                               286,802           217,468
  Inventories                                                          250,156           244,160
  Prepaid expenses and other current assets                             17,085            12,889
  Prepaid income taxes                                                       -             2,781
  Deferred income taxes                                                  7,671             7,906
                                                                     ---------         ---------
    Total Current Assets                                               632,129           516,259
Property, Plant and Equipment, net                                      61,086            56,550
Patents and Trademarks                                                 183,581           182,538
Cash in Escrow for Pifco Loan Notes                                      5,645            18,676
Goodwill                                                                30,294            29,976
Other Assets, net                                                       20,557            21,569
                                                                     ---------         ---------
TOTAL ASSETS                                                         $ 933,292         $ 825,568
                                                                     =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                    $ 152,943         $ 150,101
  Accounts payable                                                      95,732            25,364
  Accrued expenses                                                      73,422            60,994
  Foreman guarantee                                                          -             1,393
  Income taxes payable                                                  10,810                 -
                                                                     ---------         ---------
    Total Current Liabilities                                          332,907           237,852
Non-Current Deferred Income Taxes                                        1,152             1,076
Senior Subordinated Notes Due 2005                                     125,000           125,000
Senior Subordinated Notes due 2008, including an adjustment of
  $13,331 and $8,384, respectively, to the carrying value related
    to interest rate swap agreements                                   162,023           156,954
Loan Notes to Pifco Shareholders                                             -             4,908
Term Loan and Other Notes Payable                                       23,989            49,721
Other Long Term Liabilities                                              3,289             5,021
                                                                     ---------         ---------
                                                                       648,360           580,532
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized, 2,000,000
    shares; 40,000 shares issued
  Common Stock, $.01 par value; authorized, 40,000,000
    shares; issued and outstanding, 2003-11,181,434 shares,
      2002-10,992,582 shares                                               148               146
  Treasury Stock - at cost                                             (67,019)          (67,019)
  Additional Paid-In Capital                                            95,997            93,557
  Accumulated Other Comprehensive Income                                 9,329               745
  Retained Earnings                                                    246,477           217,607
                                                                     ---------         ---------
    Total Stockholders' Equity                                         284,932           245,036
                                                                     ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 933,292         $ 825,568
                                                                     =========         =========

                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                 13 WEEKS ENDED                      26 WEEKS ENDED
                                                        --------------------------------    --------------------------------
                                                         December 28,      December 29,      December 28,      December 29,
                                                             2002              2001              2002              2001
                                                        --------------    --------------    --------------    --------------
NET SALES                                                $    339,252      $    318,489      $    539,304      $    516,839
Cost of Goods Sold                                            210,652           186,279           330,463           303,426
Distribution Expenses                                          17,225            18,428            31,125            31,776
                                                         ------------      ------------      ------------      ------------
GROSS PROFIT                                                  111,375           113,782           177,716           181,637
Selling, General and Administrative Expenses                   65,023            68,320           114,317           112,880
Impairment loss on intangible asset                                 -                 -               800                 -
                                                         ------------      ------------      ------------      ------------
OPERATING INCOME                                               46,352            45,462            62,599            68,757
Interest Expense, net                                          10,627            11,835            20,634            23,438
Fair market value adjustment on derivatives                    (1,009)                -              (742)                -
                                                         ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                                     36,734            33,627            42,707            45,319
Income Tax Expense                                             11,764            12,441            13,837            16,768
                                                         ------------      ------------      ------------      ------------
NET INCOME                                               $     24,970      $     21,186      $     28,870      $     28,551
                                                         ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 11,179,452        10,983,074        11,120,807        11,021,401

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                            15,192,676        14,910,745        15,063,214        14,985,409

Net Income per Common Share: Basic                       $       2.23      $       1.93      $       2.60      $       2.59

Net Income per Common Share: Diluted                     $       1.64      $       1.42      $       1.92      $       1.91

                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                         26 WEEKS ENDED
                                                                                -------------------------------
                                                                                 DECEMBER 28,     DECEMBER 29,
                                                                                     2002             2001
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $   28,870       $   28,551
  Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
    Imputed interest on notes payable                                                    289            2,906
    Deferred income tax provision                                                        281                -
    Gain on sale of investment                                                             -             (200)
    Depreciation and amortization                                                      8,234           15,062
    Loss on disposal of equipment                                                         45                -
    Equity in net income of investee                                                    (640)            (272)
    Impairment loss on intangible asset                                                  800                -
    Fair value adjustment for derivatives                                               (742)               -
    Changes in assets and liabilities:
       Accounts receivable                                                           (67,603)         (66,088)
       Inventories                                                                    (4,098)         (46,751)
       Prepaid expenses and other current assets                                      (4,123)             262
       Accounts payable                                                               70,113            8,154
       Taxes payable                                                                  13,471           17,376
       Accrued expenses                                                               14,037           20,840
                                                                                  ----------       ----------
          NET CASH FROM OPERATING ACTIVITIES                                          58,934          (20,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (10,378)          (8,332)
  Increase in other non-current assets                                                   160             (802)
  Proceeds from sale of investment                                                         -              501
  Acquisition of business                                                                  -           (6,251)
  Additional payment for patents and trademarks                                      (22,248)         (18,029)
  Additions to intangibles, patents and trademarks                                         -          (19,814)
                                                                                  ----------       ----------
          NET CASH FROM INVESTING ACTIVITIES                                         (32,466)         (52,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                           10,000           96,000
  Repayment of long-term debt                                                         (4,823)          (7,459)
  Proceeds from termination of Swap transaction                                        8,058                -
  Costs associated with refinancing                                                      (88)          (1,050)
  Common stock issued                                                                     25               56
  Purchase of treasury stock                                                               -           (1,125)
                                                                                  ----------       ----------
          NET CASH FROM FINANCING ACTIVITIES                                          13,172           86,422
                                                                                  ----------       ----------
The Effect of Exchange Rate Changes on Cash                                             (280)             363
                                                                                  ----------       ----------
Net Change in Cash                                                                    39,360           13,898
Cash, Beginning of Period                                                             31,055           30,097
                                                                                  ----------       ----------
Cash, End of Period                                                               $   70,415       $   43,995
                                                                                  ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Interest                                                                        $   19,087       $   19,013
  Income taxes                                                                    $    4,093       $    2,926
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

                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of earnings and cash flows include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt Statement of Financial Accounting Standards (""SFAS'') No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances and depreciation among others. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2002 Form 10-K. Certain reclassifications have been made for consistent presentation.

2.       IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

         Effective at the beginning of fiscal year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets ceased. Goodwill and certain other intangible assets are now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill and other intangible assets impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill and other intangible assets are recorded, and may require two steps. The initial step is designed to identify potential impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of impairment in existence, if any.

         The Company had approximately $30.0 million of goodwill and $180.3 million of intangible assets with indefinite lives recorded in its consolidated balance sheet at the beginning of fiscal 2003. The Company completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of fiscal 2003. As of the beginning of fiscal 2003, the Company determined that no impairment of goodwill or intangible assets with indefinite lives has occurred. The increase in the carrying value of goodwill since June 29, 2002 reflects the impact of changes in foreign currency exchange rates.

         During the first quarter of fiscal year 2003, the Company recorded an impairment charge of $0.8 million related to the Company's decision to abandon the Welbilt tradename and discontinue the related product line. A $0.8 million charge was recognized in the first quarter of 2003 to record this impairment.

         Actual results of operations for the thirteen and twenty-six weeks ended December 28, 2002 and pro forma results of operations for the thirteen and twenty-six weeks ended December 29, 2001 had the Company applied the nonamortization provisions of SFAS No. 142 in that period are as follows:

                                                                     13 WEEKS ENDED                    26 WEEKS ENDED
                                                              December 28,     December 29,     December 28,     December 29,
(In thousands, except per share amounts)                          2002             2001             2002             2001
                                                             --------------   --------------   --------------   --------------
Net income:
Reported net income                                             $ 24,970         $ 21,186         $ 28,870          $ 28,551
Goodwill amortization, net of tax                                      -              485                -               970
Indefinite-life intangibles amortization, net of tax                   -            2,675                -             4,992
                                                                --------         --------         --------          --------
ADJUSTED NET INCOME                                             $ 24,970         $ 24,346         $ 28,870          $ 34,513
                                                                ========         ========         ========          ========

Basic income per share:
Reported income per basic share                                 $   2.23         $   1.93         $   2.60          $   2.59
Goodwill amortization, net of tax per basic share                      -             0.04                -              0.09
Indefinite-life intangibles amortization net of tax
  per basic share                                                      -             0.24                -              0.45
                                                                --------         --------         --------          --------
ADJUSTED BASIC INCOME PER SHARE                                 $   2.23         $   2.21         $   2.60          $   3.13
                                                                ========         ========         ========          ========

Diluted income per share:
Reported income per diluted share                               $   1.64         $   1.42         $   1.92          $   1.91
Goodwill amortization, net of tax per diluted share                    -             0.03                -              0.07
Indefinite-life intangibles amortization net of tax
  per diluted share                                                    -             0.18                -              0.33
                                                                --------         --------         --------          --------
ADJUSTED DILUTED INCOME PER SHARE                               $   1.64         $   1.63         $   1.92          $   2.31
                                                                ========         ========         ========          ========


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

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

         Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at December 28, 2002 and December 29, 2001 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options to purchase 1,241,802 shares of common stock at a price range of $13.92 to $37.00 per share and 959,807 shares of common stock at a price range of $14.80 to $37.00 per share were outstanding at December 28, 2002 and December 29, 2001, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

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

         At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the second quarter of fiscal 2003, resulting in the receipt of $2.0 million. A gain of $1.8 million from early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have an interest rate swap agreement in affect as of December 28, 2002.

         All foreign exchange contracts have been recorded on the balance sheet at fair value of ($2.6) million classified within accrued expenses. The change in the fair value of contracts in the second quarter that qualify as foreign currency cash flow hedges and are highly effective was $0.3 million. This amount was recorded in other comprehensive income, net of tax. In the second quarter, the changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of $1.0 million were recorded through earnings. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At December 28, 2002, the Company's European subsidiary had foreign exchange contracts for the purchase of 74.0 million U.S. dollars. Contracts for the purchase of 45.0 million U.S. dollars were entered into during the second quarter of fiscal 2003.

6.       COMPREHENSIVE INCOME

         For the thirteen and twenty-six weeks ended December 28, 2002 and December 29, 2001, components of other comprehensive income include foreign currency translation adjustments and derivative liability adjustments.

                                                 13 Weeks Ended                  26 Weeks Ended
                                          ----------------------------    ----------------------------
(In thousands)                             12/28/2002      12/29/2001      12/28/2002      12/29/2001
                                          ------------    ------------    ------------    ------------
Net Income                                  $ 24,970        $ 21,186        $ 28,870        $ 28,551
Other Comprehensive Income                     7,568            (230)          8,584           1,183
                                            --------        --------        --------        --------
Comprehensive Income                        $ 32,538        $ 20,956        $ 37,454        $ 29,734
                                            ========        ========        ========        ========

         Accumulated other comprehensive income is comprised of minimum pension liability of ($1.7) million as of December 28, 2002 and June 29, 2002, as well as foreign currency translation adjustments of $11.5 million and $3.0 million as of December 28, 2002 and June 29, 2002, respectively, and derivative liability of ($0.5) million and ($0.6) million as of December 28, 2002 and June 29, 2002, respectively

7.       OPERATING SEGMENTS

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

Product Information - Net Sales

                                                 13 Weeks Ended                  26 Weeks Ended
                                          ----------------------------    ----------------------------
(In thousands)                             12/28/2002      12/29/2001      12/28/2002      12/29/2001
                                          ------------    ------------    ------------    ------------
Small Appliances                            $ 294,756       $ 280,167       $ 466,498       $ 457,143
Salton At Home                                 31,648          29,759          52,568          46,034
Personal Care and Wellness Products            12,848           8,563          20,238          13,662
                                            ---------       ---------       ---------       ---------
Total                                       $ 339,252       $ 318,489       $ 539,304       $ 516,839
                                            =========       =========       =========       =========

Geographic Information

                                         Net Sales                        Net Sales                  Long-Lived Assets
                                      13 Weeks Ended                   26 Weeks Ended                      As Of
                               ---------------------------      ---------------------------     --------------------------
(In thousands)                  12/28/2002     12/29/2001        12/28/2002     12/29/2001       12/28/2002     6/29/2002
                               ------------   ------------      ------------   ------------     ------------   -----------
North America                    $ 251,498      $ 277,825         $ 394,071      $ 448,298        $ 216,434     $ 219,721
European Union                      74,610         33,662           115,259         53,610           56,919        71,248
Other Foreign Regions               13,144          7,002            29,974         14,931           27,810        18,340
                                 ---------      ---------         ---------      ---------        ---------     ---------
Total                            $ 339,252      $ 318,489         $ 539,304      $ 516,839        $ 301,163     $ 309,309
                                 =========      =========         =========      =========        =========     =========

Net sales by geographic area are based upon revenues generated from each region's operations. Other foreign regions' sales include direct sales to customers in North America, the European Union and other regions.

8.       LEGAL PROCEEDINGS

         On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against the Company in the federal court of the Western District of Washington. In its complaint, Philips challenged various advertising claims made by the Company about the Ultrasonex(TM) electric toothbrush. Philips alleged causes of action for false advertising and sought to enjoin the Company from using various claims in the Company's advertising of the product.

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

         The parties have agreed to settle subject to completion of a formal settlement agreement. Once the settlement agreement is finalized, the lawsuit will be dismissed with prejudice with each party paying its own legal fees and expenses.

         On September 5, 2002, the Company entered into an agreement with the Attorney Generals of New York and Illinois governing the Company's future conduct with retailers relating to the Company's indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. This agreement provides for the Company to make a payment of $4.5 million on March 1, 2003 and an additional payment of $3.5 million on March 1, 2004. The settlement agreement has been filed in the United States District Court for the Southern District of New York, which entered an order dated January 13, 2003 preliminarily approving the settlement. A hearing is scheduled for May 30, 2003 at which time the court will determine whether to grant final approval of the settlement.

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

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2002
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  --------------  --------------  --------------
                       ASSETS
Current Assets:
  Cash                                                  $   16,161      $  54,259       $      (5)      $        -       $  70,415
  Accounts receivable, net of allowances                   207,299         79,503               -                -         286,802
  Inventories                                              241,911         54,814          12,362          (58,931)        250,156
  Prepaid expenses and other current assets                  6,964          7,693           2,428                -          17,085
  Intercompany                                            (182,531)       (46,924)        229,455                                -
  Deferred income taxes                                      3,846            390           3,435                            7,671
                                                        ----------      ---------       ---------       ----------       ---------
     Total Current Assets                                  293,650        149,735         247,675          (58,931)        632,129
Property, Plant and Equipment,
   Net of Accumulated Depreciation                          14,209         29,290          17,587                -          61,086
Investments in Subsidiaries                                      -         79,742         428,339         (508,081)              -
Patents and Trademarks                                      10,781         32,944         139,856                -         183,581
Cash in Escrow for Pifco Loan Notes                              -          5,645               -                -           5,645
Goodwill                                                    23,671          6,623               -                -          30,294
Other Assets, net                                             (672)        10,246          10,983                -          20,557
                                                        ----------      ---------       ---------       ----------       ---------
Total Assets                                            $  341,639      $ 314,225       $ 844,440       $ (567,012)      $ 933,292
                                                        ==========      =========       =========       ==========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt       $  124,248      $   5,393       $  23,302       $        -       $ 152,943
  Accounts payable                                          23,797         80,477          (8,542)               -          95,732
  Accrued expenses                                          23,515         28,560          21,347                -          73,422
  Foreman guarantee                                              -              -               -                -               -
  Prepaid income taxes                                      17,862          9,032         (16,084)               -          10,810
                                                        ----------      ---------       ----------      ----------       ---------
     Total current liabilities                             189,422        123,462          20,023                -         332,907
Non-current Deferred Income Taxes                             (906)         1,562             496                -           1,152
Senior subordinated notes due 2005                               -              -         125,000                -         125,000
Senior subordinated notes due 2008, including an
  adjustment of $13,331 to the carrying value
  related to interest rate swap agreements                       -              -         162,023                -         162,023
Other notes payable                                         23,989              -               -                -          23,989
Other Long Term Liability                                        -              -           3,289                            3,289
                                                        ----------      ---------         -------       ----------       ---------
     Total liabilities                                     212,505        125,024         310,831                -         648,360
Stockholders' Equity                                       129,134        189,201         533,609       $ (567,012)        284,932
                                                        ----------      ---------         -------       ----------       ---------
Total Liabilities and Stockholders' Equity              $  341,639      $ 314,225       $ 844,440       $ (567,012)      $ 933,292
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  --------------  --------------  --------------
                       ASSETS
Current Assets:
  Cash                                                  $    7,931      $  20,327       $   2,797       $        -       $  31,055
  Accounts receivable                                      165,446         51,249             773                -         217,468
  Inventories                                              193,851         47,914           2,395                -         244,160
  Prepaid expenses and other current assets                  3,061          5,329           4,499                -          12,889
  Intercompany                                            (135,451)       (76,536)        211,987                -               -
  Prepaid income taxes                                     (12,348)        (7,170)         22,299                -           2,781
  Deferred income taxes                                      3,846            625           3,435                -           7,906
                                                        ----------      ---------       ---------       ----------       ---------
     Total Current Assets                                  226,336         41,738         248,185                -         516,259
Property, Plant and Equipment,
   Net of Accumulated Depreciation                          14,205         23,282          19,063                -          56,550
Investments in Subsidiaries                                   (833)        79,742         375,521         (454,430)              -
Patents and Trademarks                                      10,781         31,347         140,410                -         182,538
Cash in escrow for Pifco loan notes                              -         18,676               -                -          18,676
Goodwill                                                    23,675          6,301               -                -          29,976
Other Assets, net                                              534         10,006          11,029                -          21,569
                                                        ----------      ---------       ---------       ----------       ---------
Total Assets                                            $  274,698      $ 211,092       $ 794,208       $ (454,430)      $ 825,568
                                                        ==========      =========       =========       ==========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt       $  114,026      $  13,325       $  22,750       $        -       $ 150,101
  Accounts payable                                           3,457         13,504           8,403                -          25,364
  Accrued expenses                                          18,789         21,202          21,003                -          60,994
  Foreman guarantee                                              -              -           1,393                -           1,393
                                                        ----------      ---------       ---------       ----------       ---------
     Total Current Liabilities                             136,272         48,031          53,549                -         237,852
Non-Current Deferred Income Taxes                             (906)         1,487             495                -           1,076
Senior Subordinated Notes due 2005                               -              -         125,000                -         125,000
Senior Subordinated Notes due 2008, including an
  adjustment of $8,384 to the carrying value
  related to interest rate swap agreements                       -              -         156,954                -         156,954
Loan Notes to Pifco Shareholders                                 -          4,908               -                -           4,908
Other Notes Payable                                         28,617              -          26,125                -          54,742
                                                        ----------      ---------       ---------       ----------       ---------
     Total liabilities                                     163,983         54,426         362,123                -         580,532
Stockholders' Equity                                       110,715        156,666         432,085       $ (454,430)        245,036
                                                        ----------      ---------       ---------       ----------       ---------
Total Liabilities and Stockholders' Equity              $  274,698      $ 211,092       $ 794,208       $ (454,430)      $ 825,568
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED DECEMBER 28,
2002
(IN THOUSANDS)

                                                          GUARANTOR        OTHER                                        CONSOLIDATED
                                                        SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  --------------  --------------  --------------
Net Sales                                               $  327,405      $ 228,240       $  90,612       $ (307,005)      $ 339,252
Cost of Goods Sold                                         268,643        195,631          63,623         (317,245)        210,652
Distribution Expenses                                       13,748          3,477               -                -          17,225
                                                        ----------      ---------       ---------       ----------       ---------
    Gross Profit                                            45,014         29,132          26,989           10,240         111,375
Selling, General and Administrative expenses                30,106         21,687          15,011           (1,781)         65,023
Impairment Loss on Intangible Asset                              -              -               -                -               -
                                                        ----------      ---------       ---------       ----------       ---------
    Operating Income                                        14,908          7,445          11,978           12,021          46,352
Interest Expense, Net                                        1,685          1,229           7,713                -          10,627
Fair Market Value Adjustment on Derivatives                      -         (1,009)              -                -          (1,009)
Equity in Earnings of Subsidiaries                               -              -         (10,177)          10,177               -
                                                        ----------      ---------       ---------       ----------       ---------
    Income Before Income Taxes                              13,223          7,225          14,442            1,844          36,734
Income Tax Expense                                           5,766          4,505           1,493                -          11,764
                                                        ----------      ---------       ---------       ----------       ---------
    Net Income                                          $    7,457      $   2,720       $  12,949       $    1,844       $  24,970
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED DECEMBER 29,
2001
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  -------------   --------------  --------------
Net Sales                                               $  510,824      $ 158,341       $ 118,090       $ (468,766)      $ 318,489
Cost of Goods Sold                                         425,480        136,891          91,174         (467,266)        186,279
Distribution Expenses                                       23,312          1,379          (6,263)               -          18,428
                                                        ----------      ---------       ---------       ----------       ---------
    Gross Profit                                            62,032         20,071          33,179           (1,500)        113,782
Selling, General and Administrative expenses                40,861         10,010          18,949           (1,500)         68,320
                                                        ----------      ---------       ---------       ----------       --------
    Operating Income                                        21,171         10,061          14,230                -          45,462
Interest Expense, Net                                        5,269            332           6,234                -          11,835
Equity in Earnings of Subsidiaries                              49              -         (16,664)          16,615               -
                                                        ----------      ---------       ---------       ----------       ---------
    Income Before Income Taxes                              15,853          9,729          24,660          (16,615)         33,627
Income Tax Expense                                           7,136          1,832           3,473                -          12,441
                                                        ----------      ---------       ---------       ----------       ---------
    Net Income                                          $    8,717      $   7,897       $  21,187       $  (16,615)      $  21,186
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28, 2002
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  --------------  --------------  --------------
Net Sales                                               $  561,245      $ 409,341       $ 218,094       $ (649,376)      $ 539,304
Cost of Goods Sold                                         450,821        341,610         125,052         (587,020)        330,463
Distribution Expenses                                       25,609          5,516               -                -          31,125
                                                        ----------      ---------       ---------       ----------       ---------
    Gross Profit                                            84,815         62,215          93,042          (62,356)        177,716
Selling, General and Administrative expenses                57,010         31,136          30,044           (3,873)        114,317
Impairment Loss on Intangible Asset                              -              -             800                -             800
                                                        ----------      ---------       ---------       ----------       ---------
    Operating Income                                        27,805         31,079          62,198          (58,483)         62,599
Interest Expense, Net                                        3,411          2,251          14,972                -          20,634
Fair market value adjustment on derivatives                      -           (742)              -                -            (742)
Equity in Earnings of Subsidiaries                               -              -         (42,545)          42,545               -
                                                        ----------      ---------       ---------       ----------       ---------
    Income Before Income Taxes                              24,394         29,570          89,771         (101,028)         42,707
Income Tax Expense                                           5,671          5,748           2,418                -          13,837
                                                        ----------      ---------       ---------       ----------       ---------
    Net Income                                          $   18,723      $  23,822       $  87,353       $ (101,028)      $  28,870
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001
(IN THOUSANDS)

                                                        GUARANTOR         OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                       ------------    ------------    ------------    ------------    ------------
Net Sales                                               $  565,517      $ 257,543       $ 235,920       $ (542,141)      $ 516,839
Cost of Goods Sold                                         461,682        224,267         156,618         (539,141)        303,426
Distribution Expenses                                       29,016          2,333             427                -          31,776
                                                        ----------      ---------       ---------       ----------       ---------
    Gross Profit                                            74,819         30,943          78,875           (3,000)        181,637
Selling, General and Administrative expenses                51,837         15,447          48,596           (3,000)        112,880
                                                        ----------      ---------       ---------       ----------       ---------
    Operating Income                                        22,982         15,496          30,279                -          68,757
Interest Expense, Net                                        5,245            492          17,701                -          23,438
Equity in Earnings of Subsidiaries                             274              -         (21,875)          21,601               -
                                                        ----------      ---------       ---------       ----------       ---------
    Income Before Income Taxes                              17,463         15,004          34,453          (21,601)         45,319
Income Tax Expense                                           7,948          2,918           5,902                -          16,768
                                                        ----------      ---------       ---------       ----------       ---------
    Net Income                                          $    9,515      $  12,086       $  28,551       $  (21,601)      $  28,551
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY - SIX WEEKS ENDED DECEMBER 28, 2002
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
                                                      --------------  --------------  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   18,723      $  23,822       $  87,353       $ (101,028)      $  28,870
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Imputed interest on notes payable                            -            228              61                -             289
    Deferred income tax provision                                -            281               -                -             281
    Depreciation and amortization                            1,773          2,223           4,238                -           8,234
    Loss on disposal of equipment                                -             45               -                -              45
    Equity in net income of unconsolidated affiliate/
      consolidated subsidiaries                                448           (640)        (42,545)          42,097            (640)
    Impairment loss on intangible asset                          -              -             800                -             800
    Fair value adjustments for derivatives                       -           (742)              -                -            (742)
    Changes in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                  (41,853)       (26,524)            774                -         (67,603)
      Inventories                                          (48,060)        (5,002)         (9,967)          58,931          (4,098)
      Prepaid expenses and other current assets             (3,903)        (2,291)          2,071                -          (4,123)
      Intercompany                                          47,080        (30,264)        (16,816)               -               -
      Accounts payable                                      20,340         64,477         (14,704)               -          70,113
      Taxes payable                                          5,514          1,742           6,215                -          13,471
      Accrued expenses                                       4,728         11,148          (1,839)                          14,037
                                                        ----------      ---------       ---------       ----------       ---------
        NET CASH FROM OPERATING ACTIVITIES                   4,790         38,503          15,641                -          58,934
                                                        ----------      ---------       ---------       ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (1,737)        (7,652)           (989)               -         (10,378)
      Increase in other non-current assets                       -            410            (250)               -             160
      Additional payment for patents and trademarks              -              -         (22,248)               -         (22,248)
                                                        ----------      ---------       ---------       ----------       ---------
        NET CASH FROM INVESTING ACTIVITIES                  (1,737)        (7,242)        (23,487)               -         (32,466)
                                                        ----------      ---------       ---------       ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit and
       other debt                                           10,000              -               -                -          10,000
     Repayment of long-term debt                            (4,823)             -               -                -          (4,823)
     Proceeds from termination of Swap transaction               -              -           8,058                -           8,058
     Costs associated with refinancing                           -              -             (88)               -             (88)
     Common stock issued                                         -              -              25                -              25
                                                        ----------      ---------       ---------       ----------       ---------
        NET CASH FROM FINANCING ACTIVITIES                   5,177              -           7,995                -          13,172
                                                        ----------      ---------       ---------       ----------       ---------
The Effect of Exchange Rate Changes on Cash                      -          2,671          (2,951)               -            (280)

Net Change in Cash                                           8,230         33,932          (2,802)               -          39,360

Cash, Beginning of Period                                    7,931         20,327           2,797                -          31,055
                                                        ----------      ---------       ---------       ----------       ---------
Cash, End of Period                                     $   16,161      $  54,259       $      (5)      $        -       $  70,415
                                                        ==========      =========       =========       ==========       =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY - SIX WEEKS ENDED DECEMBER 29, 2001
(IN THOUSANDS)

                                                         GUARANTOR        OTHER                                        CONSOLIDATED
                                                       SUBSIDIARIES    SUBSIDIARIES    SALTON, INC.    ELIMINATIONS       TOTALS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $    9,515      $  12,086       $  28,551       $  (21,601)      $  28,551
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Imputed interest on note payable                             -            648           2,258                -           2,906
    Gain on sale of investment                                   -           (200)              -                -            (200)
    Depreciation and amortization                            2,512          2,746           9,804                -          15,062
    Equity in net income of unconsolidated affiliate/
      consolidated subsidiaries                                274           (272)        (21,875)          21,601            (272)
    Changes in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                 (173,705)        (8,061)        115,678                -         (66,088)
      Inventories                                          (43,512)        (3,803)            564                -         (46,751)
    Prepaid expenses and other current assets                  562         (1,108)            808                -             262
      Intercompany                                          94,063           (140)        (93,923)               -               -
      Accounts payable                                         144          7,018             992                -           8,154
      Taxes payable                                          8,371            849           8,156                -          17,376
      Accrued expenses                                      10,850            809           9,181                -          20,840
                                                        --------------------------------------------------------------------------
        NET CASH FROM OPERATING ACTIVITIES                 (90,926)        10,572          60,194                -         (20,160)
                                                        --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (681)        (4,219)         (3,432)               -          (8,332)
      Increase in other non-current assets                       -            186            (988)               -            (802)
      Proceeds from sale of investment                           -            501               -                -             501
      Acquisition of businesses, net of cash
        acquired                                                 -           (951)         (5,300)               -          (6,251)
      Additional payment for patents and trademarks              -              -         (18,029)               -         (18,029)
      Additions to intangibles, patents and
        trademarks                                               -              -         (19,814)               -         (19,814)
                                                        --------------------------------------------------------------------------
        NET CASH FROM INVESTING ACTIVITIES                    (681)        (4,483)        (47,563)               -         (52,727)
                                                        --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit             96,000              -               -                -          96,000
     Repayment of long-term debt                            (4,709)             -          (2,750)               -          (7,459)
     Costs associated with refinancing                           -              -          (1,050)               -          (1,050)
     Common stock issued                                         -              -              56                -              56
     Treasury stock purchase                                     -              -          (1,125)               -          (1,125)
                                                        --------------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                  91,291              -          (4,869)               -          86,422
                                                        --------------------------------------------------------------------------
The effect of exchange rate changes on cash                      -            363               -                -             363
Net Change in Cash                                            (316)         6,452           7,762                -          13,898
Cash, beginning of the period                                8,242         15,615           6,240                -          30,097
                                                        --------------------------------------------------------------------------
Cash, End of Period                                     $    7,926      $  22,067       $  14,002       $        -       $  43,995
                                                        ==========================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We are a leading designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), Farberware(R), Melitta(R), Russell Hobbs(R), Tower(R), Haden(R) and Westinghouse(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Timex(R) timers, Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R), Salton(R), Pifco(R) and Starck(R).

         We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet websites. We market and sell our products primarily through our own sales force and a network of independent commissioned sales representatives.

         Within the first twenty-six weeks of fiscal 2003 ("first half of fiscal 2003"), there was a work slowdown in West Coast ports, which led to a lock-out and ultimate bottleneck as well as increased surcharges and container fees. In addition, a weak market, a shift in buying patterns to lower price-point products and a short holiday season led to a challenging first half of fiscal 2003. There was and remains an uncertain economic environment and an intense focus on world events. However, our wide range of current products as well as the introduction of our new innovative and market defining products and expanding global presence have given us a solid foundation to actively face the difficult environment.

THIRTEEN WEEKS ENDED DECEMBER 28, 2002 COMPARED WITH THIRTEEN WEEKS ENDED DECEMBER 29, 2001.

         Net Sales. Net sales in the thirteen weeks ended December 28, 2002 ("second quarter of fiscal 2003") were $339.3 million, an increase of approximately $20.8 million or 6.5%, compared to net sales of $318.5 million in the thirteen weeks ended December 29, 2001 ("second quarter of fiscal 2002"). Worldwide sales increases from George Foreman(TM), Russell Hobbs(R), The Look For acquisition, Breadman(R), Carmen(R), Pifco and Stiffel(R) brands offset decreased sales of Toastmaster(R), White-Westinghouse(R) and Aircore(R) product lines.

         Gross Profit. Gross profit in the second quarter of fiscal 2003 was $111.4 million or 32.8% of net sales as compared to $113.8 million or 35.7% of net sales in the same period in fiscal 2002. Cost of goods sold during the second quarter of fiscal 2003 increased to 62.1% of net sales compared to 58.5% in the same period in fiscal 2002. Distribution expenses were $17.2 million or 5.1% of net sales in the second quarter of fiscal 2003 compared to $18.4 million or 5.8% of net sales in the same period in fiscal 2002. Gross profit as a percent of sales was lower in the second quarter of fiscal 2003 versus the same period in fiscal 2002. This is a result of several factors. The work slow down and bottleneck due to the West Coast dock strike created a number of additional supply chain costs which impacted our margins. In a difficult retail environment, our customers pursued a lower margin product mix. As a result, there was an increase in the number of products sold at lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 19.2% of net sales or $65.0 million in the second quarter of fiscal 2003 compared to 21.4% of net sales or $68.3 million for the same period in fiscal 2002. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.0% of net sales or $34.0 million in the second quarter of fiscal 2003 when compared to 10.9% of net sales or $34.7 million in the same period in fiscal 2002. The slight decrease in these expenses from the prior year is primarily related to decreased infomercial advertising offset partially by an increase in direct advertising. The remaining selling, general and administrative costs decreased to 9.1% of net sales or $31.0 million in the second quarter of fiscal 2003 compared to 10.5% of net sales or $33.6 million in the second quarter of fiscal 2002. The remaining selling, general and administrative costs include a $0.6 million charitable contribution related to the exit of our Marilyn Monroe product line, a $0.5 million charge associated with consultant fees to complete our ERP conversion and $1.0 million in legal charges related to the litigation with Philips Oral Healthcare, Inc. regarding the Ultrasonex toothbrush. However, there remains an ultimate reduction due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which ceased the amortization of goodwill and certain intangible assets as of July 1, 2002. The provisions of this accounting standard cannot be applied retroactively and prior period results have not been adjusted for this change in accounting principle. Note 2, "Implementation of Accounting Standard," in our Notes to Consolidated Financial Statements contain the pro forma results of the add-back of this amortization expense to the Company's previously reported results.

         Operating Income. As a result of the events described above, operating income increased to $46.4 million in the second quarter of fiscal 2003 from $45.5 million in the same period in fiscal 2002. Operating income as a percentage of net sales decreased to 13.7% in the second quarter of fiscal 2003 from 14.3% in the same period of fiscal 2002.

         Net Interest Expense. Net interest expense was approximately $10.6 million for the second quarter of fiscal 2003 compared to $11.8 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, interest expense includes imputed interest of approximately $0.5 million related to the note payable associated with the George Foreman name acquisition and the loan notes issued to Pifco shareholders. In the second quarter of fiscal 2002, interest expense includes imputed interest of approximately $1.5 million related to the note payable associated with the George Foreman name acquisition and the loan notes issued to Pifco shareholders. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.1% in the second quarter of fiscal 2003 compared to 7.9% in the same period in fiscal 2002. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $470.8 million for the second quarter of fiscal 2003 compared to $545.1 million for the same period in fiscal 2002.

         Income Tax Expense. Tax expense was $11.8 million in the second quarter of fiscal 2003 as compared to tax expense of $12.4 million in the same period in fiscal 2002. The overall effective tax rate decreased as a result of an increase in foreign income taxed at lower rates as well as, the implementation of SFAS No. 142, which eliminated the amortization of goodwill and certain intangible assets as of July 1, 2002.

         Net Income. Net income increased 17.9% to $25.0 million in the second quarter of fiscal 2003, compared to $21.2 million in the second quarter of fiscal 2002.

         Earnings per Share. Basic earnings per common share were $2.23 per share on weighted average common shares outstanding of 11,179,452 in the second quarter of fiscal 2003 compared to earnings of $1.93 per share on weighted average common shares outstanding of 10,983,074 in the same period in fiscal 2002. Diluted earnings per common share were $1.64 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,192,676 in the second quarter of fiscal 2003 compared to diluted earnings per common share of $1.42 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,910,745 in the same period in fiscal 2002.

TWENTY-SIX WEEKS ENDED DECEMBER 28, 2002 COMPARED WITH TWENTY-SIX WEEKS ENDED DECEMBER 29, 2001.

         Net Sales. Net sales in the twenty-six weeks ended December 28, 2002 ("first half of fiscal 2003") were $539.3 million, an increase of approximately $22.5 million or 4.4%, compared to net sales of $516.8 million in the quarter ended December 29, 2001 ("first half of fiscal 2002"). Worldwide sales increases from George Foreman(TM), The

Look For acquisition, Russell Hobbs(R) Westclox(R), Stiffel(R) and Carmen(R) brands more than offset decreased sales of Toastmaster(R), White-Westinghouse(R) and Aircore(R) product lines.

         Gross Profit. Gross profit in the first half of fiscal 2003 was $177.7 million or 33.0% of net sales as compared to $181.6 million or 35.1% of net sales in the same period in fiscal 2002. Cost of goods sold during the first half of fiscal 2003 increased to 61.3% of net sales compared to 58.7% in the same period in fiscal 2002. Distribution expenses were $31.1 million or 5.8% of net sales in the first half of fiscal 2003 compared to $31.8 million or 6.2% of net sales in the same period in fiscal 2002. Gross profit as a percent of sales was lower in the second quarter of fiscal 2003 versus the same period in fiscal 2002. This is a result of several factors. The work slow down and bottleneck due to the West Coast dock strike created a number of additional supply chain costs which impacted our margins. In a difficult retail environment, our customers pursued a lower margin product mix. As a result, there was an increase in the number of products sold at lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 21.2% of net sales or $114.3 million in the first half of fiscal 2003 compared to 21.8% of net sales or $112.9 million for the same period in fiscal 2002. Expenditures for television, royalty expenses, certain other media and cooperative advertising and trade show expenses were 10.0% of net sales or $53.7 million in the first half of fiscal 2003 when compared to 10.5% of net sales or $54.2 million in the same period in fiscal 2002. The slight decrease in these expenses from the prior year is primarily related to decreased infomercial advertising offset partially by an increase in direct advertising. The remaining selling, general and administrative costs increased to 11.2% of net sales or $60.6 million in the first half of fiscal 2003 compared to 11.4% of net sales or $58.7 million in the first half of fiscal 2002. These costs include a $0.6 million charitable contribution related to the exit of our Marilyn Monroe product line, a $0.5 million charge associated with consultant fees to complete our ERP conversion and $2.0 million in legal charges related to the litigation with Philips Oral Healthcare, Inc. regarding the Ultrasonex(TM) toothbrush. Additionally, increases in salaries, other legal and professional expenses, domestic corporate restructuring for improved reporting purposes and increases in certain other administrative expenses to support the Company were offset by a reduction in amortization expense under adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which ceased the amortization of most intangible assets as of July 1, 2002. The provisions of this accounting standard cannot be applied retroactively and prior period results have not been adjusted for this change in accounting principle. Note 2, "Implementation of New Accounting Standards," in our Notes to Consolidated Financial Statements contain the pro forma results of the add-back of this amortization expense to the Company's previously reported results.

         Impairment Loss on Intangible Asset. A $0.8 million charge was recognized in the first half of fiscal 2003 to record an impairment charge related to the abandonment of the Welbilt tradename.

         Operating Income. As a result of the events described above, operating income decreased by $6.2 million or 9.0%, to $62.6 million in the first half of fiscal 2003 from $68.8 million in the same period in fiscal 2002. Operating income as a percentage of net sales decreased to 11.6% in the first half of fiscal 2003 from 13.3% in the same period of fiscal 2002.

         Net Interest Expense. Net interest expense was approximately $20.6 million for the first half of fiscal 2003 compared to $23.4 million in the first half of fiscal 2002. In the first half of fiscal 2003, interest expense includes imputed interest of approximately $1.0 million related to the note payable associated with the George Foreman name acquisition and the loan notes issued to Pifco shareholders. In the first half of fiscal 2002, interest expense includes imputed interest of approximately $2.9 million related to the note payable associated with the George Foreman name acquisition and the loan notes issued to Pifco shareholders. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.3% in the first half of fiscal 2003 compared to 8.5% in the same period in fiscal 2002. The decrease in our weighted average annual interest rate is primarily due to lower interest rates. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $468.1 million for the first half of fiscal 2003 compared to $521.7 million for the same period in fiscal 2002.

         Income Tax Expense. Tax expense was $13.8 million in the first half of fiscal 2003 as compared to tax expense of $16.8 million in the same period in fiscal 2002. The overall effective tax rate decreased as a result of an increase in foreign income taxed at lower rates as well as, the implementation of SFAS No. 142, which eliminated the amortization of goodwill and certain intangible assets as of July 1, 2002.

         Net Income. Net income increased 1.0% to $28.9 million in the first half of fiscal 2003, compared to $28.6 million in the first half of fiscal 2002.

         Earnings per Share. Basic earnings per common share were $2.60 per share on weighted average common shares outstanding of 11,120,807 in the first half of fiscal 2003 compared to earnings of $2.59 per share on weighted average common shares outstanding of 11,021,401 in the same period in fiscal 2002. Diluted earnings per common share were $1.92 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,063,214 in the first half of fiscal 2003 compared to diluted earnings per common share of $1.91 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 14,985,409 in the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the first half of fiscal 2003, we generated net cash of $58.9 million from operating activities and used net cash of $32.5 million in investing activities. The cash provided by operating activities was primarily due to improved cash management of trade payables, offset by seasonal increases in accounts receivable and inventory. The cash used in investing activities was primarily related to the payments to George Foreman and other venture participants in connection with the obligation under the note payable due to them, as well as, capital expenditures.

         At December 28, 2002, we had debt outstanding of $147.2 million under the Third Amended and Restated Credit Agreement ("Credit Agreement") and had the ability to borrow up to an additional $53.6 million under the revolving credit facility. Typically, given the seasonal nature of our business, borrowings tend to be the highest in mid-fall and early winter. Additionally, at December 28, 2002, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 and $148.7 million of 12 1/4% senior subordinated notes due 2008 (excluding $13.3 million related to the fair value of interest rate swap agreements that have been monetized).

         Our principal uses of liquidity will be to meet debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under our Credit Agreement. We anticipate capital expenditures on an ongoing basis to be approximately 2% of net sales. We incurred approximately $10.4 million for capital expenditures during the first half of fiscal 2003.

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

         As of December 28, 2002, the Company is in compliance with all debt covenants.

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

ACCOUNTING PRONOUNCEMENTS

         Effective at the beginning of fiscal year 2003, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill and certain other intangible assets ceased. Goodwill and certain other intangible assets are now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill and other intangible assets impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill and other intangible assets are recorded, and may require two steps. The initial step is designed to identify potential impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of impairment in existence, if any.

         We had approximately $30.0 million of goodwill and $180.3 million of intangible assets with indefinite lives recorded in our consolidated balance sheet at the beginning of 2003. We completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of the first half of 2003. As of the beginning of fiscal year 2003, we determined that no impairment of goodwill or intangible assets with indefinite lives has occurred.

         During the first half of fiscal year 2003, we recorded an impairment charge of $0.8 million related to our decision to abandon the Welbilt tradename and discontinue the related product line. A $0.8 million charge was recognized in the first half of 2003 to record this impairment.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of the beginning of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the financial condition or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for annual periods ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact to the financial statements.

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

         At June 29, 2002, we had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the second quarter of fiscal 2003, resulting in the receipt of $2.0 million. A gain of $1.8 million from early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We did not have an interest rate swap agreement in affect as of December 28, 2002. We terminated the interest rate swap as we are currently reviewing our financing options and will evaluate the need for future interest rate hedging instruments in accordance with our risk management policies.

         All foreign exchange contracts have been recorded on the balance sheet at fair value of ($2.6) million classified within accrued expenses. The change in the fair value of contracts in the second quarter that qualify as foreign currency cash flow hedges and are highly effective was $0.3 million. This amount was recorded in other comprehensive income, net of tax. In the second quarter, the changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of $1.0 million were recorded through earnings. We anticipate that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At December 28, 2002, our European subsidiary had foreign exchange contracts for the purchase of 74.0 million U.S. dollars. Contracts for the purchase of 45.0 million U.S. dollars were entered into during the second quarter of fiscal 2003.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On May 6, 2002, Philips Oral Healthcare, Inc. ("Philips") filed suit against us in the federal court of the Western District of Washington. In its Complaint, Philips challenged various advertising claims made by us about the Ultrasonex(TM) electric toothbrush. Philips alleged causes of action for false advertising and sought to enjoin us from using various claims in its advertising of the product.

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

         The parties have agreed to settle subject to completion of a formal settlement agreement. Once the settlement agreement is finalized, the lawsuit will be dismissed with prejudice with each party paying its own legal fees and expenses.

         On September 5, 2002, we entered into an agreement with the Attorney Generals of New York and Illinois governing our future conduct with retailer relating to our indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. This agreement provides for us to make a payment of $4.5 million on March 1, 2003 and an additional payment of $3.5 million on March 1, 2004. The settlement agreement has been filed in the United States District Court for the Southern District of New York, which entered an order dated January 13, 2003 preliminarily approving the settlement. A hearing is scheduled for May 30, 2003 at which time the court will determine whether to grant final approval of the settlement.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on December 4, 2002.

The following proposal was adopted by the margins indicated:

    1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                       Number of Shares
                           ----------------------------------------
                               For                   Withheld
                           ------------        --------------------
Bert Doornmalen             13,405,115               202,880
Bruce G. Pollack            13,407,652               200,343
Bruce J. Walker             13,415,989               192,006

    The following proposal was adopted by the margins indicated:

    2.       Salton, Inc. 2003 Management Incentive Plan.

For                    8,574,881
Against                  585,281
Abstain                   36,806

    The following proposal was adopted by the margins indicated:

    3. The appointment of Deloitte & Touche LLP as the auditors for the 2003 fiscal year.

For              13,447,074
Against             135,058
Abstain              25,863

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Reports on Form 8-K

         A current report on Form 8-K was filed on November 11, 2002 reporting, under Item 5 Other Events, the Company's announcement of its fiscal 2003 first quarter earnings results.

         A current report on Form 8-K was filed on October 23, 2002 reporting, under Item 5, Other Events, the Company entered into employment agreements with David C. Sabin, Leonhard Dreimann, William B. Rue and David M. Mulder.

         A current report on Form 8-K was filed on October 7, 2002 reporting, under Item 5, Other Events, the Company announced the appointment of David M. Mulder to the additional post of Senior Financial Officer and the retirement of John E. Thompson, Senior Vice President and Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 2003             SALTON, INC.

                                     /s/  DAVID M. MULDER
                                     David M. Mulder
                                     Executive Vice President,
                                     Chief Administrative Officer and Senior
                                     Financial Officer
                                     (Duly Authorized Officer of the Registrant)

                                 CERTIFICATIONS

         I, Leonhard Deimann, Chief Executive Officer of Salton, Inc., certify that:

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

Date:  February 11, 2003

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

Date:  February 11, 2003

                                      By:  /s/ David M. Mulder
                                        ------------------------
                                        DAVID M. MULDER
                                        EXECUTIVE VICE PRESIDENT, CHIEF
                                        ADMINISTRATIVE OFFICER AND SENIOR
                                        FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT NUMBER                 DESCRIPTION OF DOCUMENT

12(A)    Computation of Ratio of Earnings to Fixed Charges