Form 10-Q
period 2003-03-29
SALTON INC
filed 2003-05-13
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended March 29, 2003 or __________ .

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From __________ to
     _________.


     Commission file number: 0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                      36-3777824
             ----------                                     ----------
    (State of other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                   Identification Number)

           1955 Field Court                                   60045
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

                           Yes [X]           No  [ ]


Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [X]           No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2003, 11,186,900 shares of its $.01 par value Common Stock.

                                                                                                   PAGE NO.
PART I                       FINANCIAL INFORMATION

                 Item 1:     Consolidated Financial Statements (Unaudited)

                             Consolidated Balance Sheets - March 29, 2003 and June 29, 2002          3

                             Consolidated Statements of Earnings - Thirteen weeks ended
                             March 29, 2003 and March 30, 2002 and Thirty-nine weeks ended
                             March 29, 2003 and March 30, 2002                                       4

                             Consolidated Statements of Cash Flows - Thirty-nine weeks ended
                             March 29, 2003 and March 30, 2002                                       5

                             Notes to Consolidated Financial Statements                              6

                 Item 2:     Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                   19

                 Item 3:     Quantitative and Qualitative Disclosures About Market Risk              26

                 Item 4:     Controls and Procedures                                                 27

PART II                      OTHER INFORMATION

                 Item 1:     Legal Proceedings                                                       28

                 Item 4:     Submission of Matters to a Vote of Security Holders                     28

                 Item 6:     Exhibits and Reports on Form 8-K                                        29

                             Signature                                                               30

                             Certifications                                                          31


                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                             MARCH 29, 2003      JUNE 29, 2002
                                                            ----------------    ---------------

ASSETS

CURRENT ASSETS:

  Cash                                                      $        58,136     $       31,055
  Accounts receivable, net of allowances                            189,915            217,468
  Inventories                                                       216,583            244,160
  Prepaid expenses and other current assets                          20,757             12,889
  Prepaid income taxes                                                   --              2,781
  Deferred income taxes                                               6,715              7,906
                                                             --------------     --------------
       Total Current Assets                                         492,106            516,259
Property, Plant and Equipment, net                                   63,480             56,550
Patents and Trademarks                                              182,989            182,538
Cash in Escrow for Pifco Loan Notes                                   4,975             18,676
Goodwill                                                             30,149             29,976
Other Assets, net                                                    20,112             21,569
                                                             --------------     --------------
TOTAL ASSETS                                                 $      793,811     $      825,568
                                                             ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Revolving line of credit and other current debt            $      121,538     $      150,101
  Accounts payable                                                   34,977             25,364
  Accrued expenses                                                   58,288             60,994
  Foreman guarantee                                                      --              1,393
  Income taxes payable                                                3,638                 --
                                                             --------------     --------------
       Total Current Liabilities                                    218,441            237,852
Non-Current Deferred Income Taxes                                     1,118              1,076
Senior Subordinated Notes Due 2005                                  125,000            125,000

Senior Subordinated Notes due 2008, including an
   adjustment of $12,706 and $8,384, respectively, to
   the carrying value related to interest rate
   swap agreements                                                  161,459            156,954

Loan Notes to Pifco Shareholders                                         --              4,908

Term Loan and Other Notes Payable                                    19,189             49,721

Other Long Term Liabilities                                              --              5,021
                                                             --------------     --------------

                                                                    525,207            580,532

STOCKHOLDERS' EQUITY:

  Preferred Stock, $.01 par value; authorized, 2,000,000 shares; 40,000 shares issued

  Common Stock, $.01 par value; authorized, 40,000,000
    shares; issued and outstanding, 2003-11,183,048
    shares, 2002-10,992,582 shares                                      148                146

  Treasury Stock - at cost                                          (67,019)           (67,019)
  Additional Paid-In Capital                                         96,010             93,557
  Accumulated Other Comprehensive Income                              5,063                745
  Retained Earnings                                                 234,402            217,607
                                                             --------------     --------------
        Total Stockholders' Equity                                  268,604            245,036
                                                             --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      793,811     $      825,568
                                                             ==============     ==============



                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                           13 WEEKS ENDED                        39 WEEKS ENDED
                                                  ---------------------------------       -------------------------------
                                                     March 29,         March 30,            March 29,          March 30,
                                                       2003               2002                 2003               2002
                                                  --------------     --------------       ------------       ------------


NET SALES                                         $    166,364       $    188,095         $    705,668       $    704,934
Cost of Goods Sold                                     115,688            106,579              446,151            410,005
Distribution Expenses                                   13,335             14,723               44,460             46,499
                                                  ------------       ------------         ------------       ------------
GROSS PROFIT                                            37,341             66,793              215,057            248,430
Selling, General and Administrative Expenses            46,673             50,135              160,990            163,016
Impairment loss on intangible asset                         --                 --                  800                 --
                                                  ------------       ------------         ------------       ------------
OPERATING (LOSS) INCOME                                 (9,332)            16,658               53,267             85,414
Interest Expense, net                                   10,012             10,413               30,646             33,851
Fair market value adjustment on derivatives             (1,516)                --               (2,258)                --
                                                  ------------       ------------         ------------       ------------
(LOSS) INCOME BEFORE INCOME TAXES                      (17,828)             6,245               24,879             51,563
Income Tax (Benefit) Expense                            (5,753)             2,312                8,084             19,079
                                                  ------------       ------------         ------------       ------------
NET (LOSS) INCOME                                 $    (12,075)      $      3,933         $     16,795       $     32,484
                                                  ============       ============         ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          11,182,348         10,987,162           11,141,321         11,009,988

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                     11,182,348         15,101,200           15,100,023         15,023,872

Net (Loss) Income per Common Share: Basic         $      (1.08)      $       0.36         $       1.51       $       2.95
Net (Loss) Income per Common Share: Diluted       $      (1.08)      $       0.26         $       1.11       $       2.16





                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                                         39 WEEKS ENDED
                                                                                               ---------------------------------
                                                                                                MARCH 29, 2003   MARCH 30, 2002
                                                                                               ---------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income .............................................................................        $     16,795      $     32,484
  Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
    Imputed interest on notes payable ....................................................                 257             4,355
    Deferred income tax provision ........................................................                 664              (228)
    Gain on sale of investment ...........................................................                  --              (200)
    Depreciation and amortization ........................................................              12,494            22,655
    Loss on disposal of equipment ........................................................                 384                --
    Equity in net income of investee .....................................................                (910)             (272)
    Impairment loss on intangible asset ..................................................                 800                --
    Fair value adjustment for derivatives ................................................              (2,258)               --
    Foreign currency gains and losses ....................................................                (474)
    Changes in assets and liabilities:
       Accounts receivable ...............................................................              28,461            (3,052)
       Inventories .......................................................................              28,215           (42,180)
       Prepaid expenses and other current assets .........................................              (6,949)           (1,750)
       Accounts payable ..................................................................               9,535           (19,709)
       Taxes payable .....................................................................               6,364            13,613
       Accrued expenses ..................................................................              (4,767)           19,871
                                                                                                  -------------     -------------
          NET CASH FROM OPERATING ACTIVITIES..............................................              88,611            25,587

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................................             (16,316)          (12,448)
   Increase in other non-current assets ..................................................                 156              (802)
   Proceeds from sale of investment ......................................................                  --               501
  Acquisition of business ................................................................                  --            (7,314)
  Additional payment for patents and trademarks ..........................................             (23,748)          (18,029)
  Additions to intangibles, patents and trademarks .......................................                  --           (20,564)
                                                                                                  -------------     -------------
          NET CASH FROM INVESTING ACTIVITIES..............................................             (39,908)          (58,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from revolving line of credit and other debt .................             (20,000)           50,000
  Repayment of long-term debt ............................................................              (9,791)          (16,839)
  Proceeds from termination of Swap transaction ..........................................               8,058                --
  Costs associated with refinancing ......................................................                (345)           (1,054)
  Common stock issued ....................................................................                  39               144
  Purchase of treasury stock .............................................................                  --            (1,125)
                                                                                                  -------------     -------------
          NET CASH FROM FINANCING ACTIVITIES..............................................             (22,039)           31,126
                                                                                                  -------------     -------------
Effect of Exchange Rate Changes on Cash ..................................................                 417               171
                                                                                                  -------------     -------------
Net Change in Cash .......................................................................              27,081            (1,772)
Cash, Beginning of Period ................................................................              31,055            30,097
                                                                                                  -------------     -------------
Cash, End of Period.......................................................................        $     58,136      $     28,325
                                                                                                  =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:

  Interest ...............................................................................        $     20,953      $     21,970
  Income taxes ...........................................................................        $      5,013      $      9,308


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



                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of earnings and cash flows include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation among others. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2002 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

     Actual results of operations for the thirteen and thirty-nine weeks ended March 29, 2003 and pro forma results of operations for the thirteen and thirty-nine weeks ended March 30, 2002 had the Company applied the nonamortization provisions of SFAS No. 142 in that period are as follows:

                                                                    13 WEEKS ENDED                   39 WEEKS ENDED
                                                            -----------------------------      -----------------------------
                                                               MARCH 29,       MARCH 30,         MARCH 29,       MARCH 30,
(In thousands except per share data)                             2003            2002               2003            2002
                                                            -------------    -------------     -------------   -------------
Net (loss) income:
Reported net (loss) income                                    $  (12,075)      $    3,933        $   16,795      $   32,484
Goodwill amortization, net of tax                                     --              482                --           1,452
Indefinite-life intangibles amortization, net of tax                  --            2,798                --           7,789
                                                            -------------    -------------     -------------   -------------
ADJUSTED NET (LOSS) INCOME                                    $  (12,075)      $    7,213        $   16,795      $   41,725
                                                            =============    =============     =============   =============

Basic (loss) income per share:
Reported (loss) income per basic share                        $    (1.08)      $     0.36        $     1.51      $     2.95
Goodwill amortization, net of tax per basic share                     --             0.04                --            0.13
Indefinite-life intangibles amortization net of tax
  per basic share                                                     --             0.25                --            0.71
                                                            -------------    -------------     -------------   -------------
ADJUSTED BASIC (LOSS) INCOME PER SHARE                        $    (1.08)      $     0.65        $     1.51      $     3.79
                                                            =============    =============     =============   =============

Diluted (loss) income per share:
Reported (loss) income per diluted share                      $    (1.08)      $     0.26        $     1.11      $     2.16
Goodwill amortization, net of tax per diluted share                   --             0.03                --            0.10
Indefinite-life intangibles amortization net of tax
  per diluted share                                                   --             0.19                --            0.52
                                                            -------------    -------------     -------------   -------------
ADJUSTED DILUTED (LOSS) INCOME PER SHARE                      $    (1.08)      $     0.48        $     1.11      $     2.78
                                                            =============    =============     =============   =============



     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The Company receives allowances from certain vendors through a variety of arrangements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, selling and advertising the vendors' products. Vendor allowances are recognized as a reduction of cost of sales when the purpose for which the vendor funds were intended to be used has been fulfilled. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company's financial position or results of operations.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the financial position or results of operations.

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

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at March 29, 2003 and March 30, 2002 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options to purchase 1,241,606 shares of common stock at a price range of $10.44 to $37.00 per share and 665,634 shares of common stock at a price range of $17.50 to $37.00 per share were outstanding at March 29, 2003 and March 30, 2002, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

5.   STOCK-BASED COMPENSATION

     At March 29, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".


                                                                        13 WEEKS ENDED                  39 WEEKS ENDED
                                                                -------------------------------- -----------------------------
                                                                   MARCH 29,       MARCH 30,        MARCH 29,     MARCH 30,
(In thousands except share data)                                     2003            2002             2003           2002
                                                                -------------------------------- -----------------------------


Net (loss) income - as reported                                 $  (12,075)         $ 3,933        $  16,795      $ 32,484

Less:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related taxes                                468              682            1,403         2,046
                                                                -------------------------------- -----------------------------
Net (loss) income - pro forma                                   $  (12,543)         $ 3,251        $  15,392      $ 30,438
                                                                ================================ =============================

Earnings per share - basic
   As reported                                                  $    (1.08)         $  0.36        $    1.51      $   2.95
   Pro forma                                                         (1.12)            0.30             1.38          2.77

Earnings per share - diluted
   As reported                                                  $    (1.08)         $  0.26        $    1.11      $   2.16
   Pro forma                                                         (1.12)            0.22             1.02          2.03




6.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of the Company's total debt portfolio and related overall cost of borrowing. The Company's European subsidiary uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain pound.

     At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the third quarter of fiscal 2003, resulting in the receipt of $2.0 million. A gain of $1.8 million from early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have an interest rate swap agreement in effect as of March 29, 2003.

     All foreign exchange contracts have been recorded on the balance sheet at fair value of $0.6 million classified within other current assets. The change in the fair value of contracts in the third quarter that qualify as foreign currency cash flow hedges and are highly effective were $1.6 million. This amount was recorded in other comprehensive income, net of tax. In the third quarter, the changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of $1.5 million were recorded through earnings. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At March 29, 2003, the Company's European subsidiary had foreign exchange contracts for the purchase of 47.0 million U.S. dollars. Contracts for the purchase of 15.0 million U.S. dollars were entered into during the third quarter of fiscal 2003.

7.   COMPREHENSIVE INCOME

     For the thirteen and thirty-nine weeks ended March 29, 2003 and March 30, 2002, components of other comprehensive (loss) income include foreign currency translation adjustments and derivative liability adjustments.

                                                         13 Weeks Ended                     39 Weeks Ended
                                                -----------------------------------   -----------------------------------
(In thousands)                                      3/29/2003          3/30/2002         3/29/2003           3/30/2002
                                                ----------------   ----------------   ----------------   ----------------
Net (Loss) Income                                  $    (12,075)      $      3,933       $     16,795       $     32,484
Other Comprehensive (Loss) Income                        (4,266)              (321)             4,318                862
                                                ----------------   ----------------   ----------------   ----------------
Comprehensive (Loss) Income                        $    (16,341)      $      3,612       $     21,113       $     33,346
                                                ================   ================   ================   =================


     Accumulated other comprehensive income is comprised of minimum pension liability of ($1.7) million as of March 29, 2003 and June 29, 2002, as well as foreign currency translation adjustments of $6.2 million and $3.0 million as of March 29, 2003 and June 29, 2002, respectively, and derivative asset (liability) of $0.6 million and ($0.6) million as of March 29, 2003 and June 29, 2002, respectively.

8.   OPERATING SEGMENTS

     The Company consists of a single operating segment that designs, markets and distributes housewares, including small appliances, tabletop, time and lighting products and personal care and wellness products. This segmentation is appropriate because the Company makes operating decisions and assesses performance based upon brand management and such brand management encompasses a wide variety of products and types of customers. Most of the Company's products are procured through independent manufacturers, primarily in the Far East and are distributed through similar distribution channels.

Product Information - Net Sales

                                              13 Weeks Ended                    39 Weeks Ended
                                        -------------------------------    ----------------------------
(In thousands)                            3/29/2003         3/30/2002        3/29/2003       3/30/2002
                                        ------------      ------------     ------------    ------------
Small Appliances                        $    145,743      $    162,498     $    612,241    $    619,641
Salton At Home                                16,933            19,492           69,501          65,526
Personal Care and Wellness Products            3,688             6,105           23,926          19,767
                                        ------------      ------------     ------------    ------------
Total                                   $    166,364      $    188,095     $    705,668    $    704,934
                                        ============      ============     ============    ============


Geographic Information

                                   Net Sales                    Net Sales             Long-Lived Assets
                                 13 Weeks Ended               39 Weeks Ended                As Of
                           -------------------------    ------------------------     -----------------------
(In thousands)              3/29/2003      3/30/2002     3/29/2003     3/30/2002      3/29/2003    6/29/2002
                           ----------     ----------    ----------    ----------     ----------   ----------

North America              $  110,791     $  152,463    $  504,862    $  600,761     $  215,945   $  219,721
European Union                 44,723         29,705       159,982        83,315         55,068       71,248
Other Foreign Regions          10,850          5,927        40,824        20,858         30,692       18,340
                           ----------     ----------    ----------    ----------     ----------   ----------
Total                      $  166,364     $  188,095    $  705,668    $  704,934     $  301,705   $  309,309
                           ==========     ==========    ==========    ==========     ==========   ==========



     Net sales by geographic area are based upon revenues generated from each region's operations. Other foreign regions' sales include direct sales to customers in North America, the European Union and other regions.

9.   LEGAL PROCEEDINGS

     On September 5, 2002, the Company entered into an agreement with the Attorney Generals of New York and Illinois governing the Company's future conduct with retailers relating to the Company's indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. Under the terms of this agreement, the Company made a payment of $4.5 million on March 1, 2003 and an additional payment of $3.5 million will be due on March 1, 2004. The settlement agreement has been filed in the United States District Court for the Southern District of New York, which entered an order dated January 13, 2003 preliminarily approving the settlement. A hearing is scheduled for May 30, 2003 at which time the court will determine whether to grant final approval of the settlement.

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

10.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the 12 1/4% senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. In the first half of fiscal 2002, the Company formed a new wholly owned subsidiary, Salton Toastmaster Logistics LLC, to which certain assets and operating activities were transferred from Salton, Inc. Such assets and operating activities are included in the Guarantor subsidiary financial information as of July 1, 2001. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries, and the Company's Non-Guarantor subsidiaries (Other Subsidiaries).

CONSOLIDATING BALANCE SHEET AS OF MARCH 29, 2003
(IN THOUSANDS)

                                                           GUARANTOR                             OTHER     CONSOLIDATED CONSOLIDATED
                                                PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                              ---------  ------------ ------------  --------- ------------ ------------ ------------
                   ASSETS
Current Assets:
   Cash                                       $      (3)    $  12,087   $        -  $  12,084   $  46,052    $      -     $  58,136
   Accounts receivable, net of allowances         5,684       126,918            -    132,602      57,313           -       189,915
   Inventories                                    8,948       214,722      (55,069)   168,601      47,982           -       216,583
   Prepaid expenses and other current assets      4,287         5,065            -      9,352      11,405           -        20,757
   Intercompany                                 227,504      (155,165)           -     72,339     (72,339)          -             -
   Deferred income taxes                          3,435         3,846            -      7,281        (566)          -         6,715
                                              ---------     ---------  -----------  ---------   ---------    --------     ---------
      Total Current Assets                      249,855       207,473      (55,069)   402,259      89,847           -       492,106
Property, Plant and Equipment,
   Net of Accumulated Depreciation               17,133        14,775            -     31,908      31,572           -        63,480
Investments in Subsidiaries                     405,302        54,188     (459,490)         -           -           -             -
Patents and Trademarks                          139,981        10,781            -    150,762      32,227           -       182,989
Cash in Escrow for Pifco Loan Notes                   -             -            -          -       4,975           -         4,975
Goodwill                                              -        23,671            -     23,671       6,478           -        30,149
Other Assets, net                                10,891        (1,303)           -      9,588      10,524           -        20,112
                                              ---------     ---------  -----------  ---------   ---------    --------     ---------
Total Assets                                  $ 823,162     $ 309,585  $  (514,559) $ 618,188   $ 175,623    $      -     $ 793,811
                                              =========     =========  ===========  =========   =========    ========     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other
      current debt                            $  22,338     $  94,339   $        -  $ 116,677   $   4,861    $      -     $ 121,538
   Accounts payable                              (8,991)       11,274            -      2,283      32,694           -        34,977
   Accrued expenses                              24,462        17,453            -     41,915      16,373           -        58,288
   Income taxes payable                         (14,713)        9,318            -     (5,395)      9,033           -         3,638
                                              ---------     ---------  -----------  ---------   ---------    --------     ---------
      Total current liabilities                  23,096       132,384            -    155,480      62,961           -       218,441
Non-current Deferred Income Taxes                   496          (906)           -       (410)      1,528           -         1,118
Senior subordinated notes due 2005              125,000             -            -    125,000           -           -       125,000
Senior subordinated notes due 2008,
      including an adjustment of $12,706
      to the carrying value related to
      interest rate swap agreements             161,459             -            -    161,459           -           -       161,459
Other notes payable                                   -        19,189            -     19,189           -           -        19,189
Other Long Term Liability                                           -            -          -           -                         -
                                              ---------     ---------  -----------  ---------   ---------    --------     ---------
   Total liabilities                            310,051       150,667            -    460,718      64,489           -       525,207
Stockholders' Equity                            513,111       158,918     (514,559)   157,470     111,134           -       268,604
                                              ---------     ---------  -----------  ---------   ---------    --------     ---------
Total Liabilities and Stockholders' Equity    $ 823,162     $ 309,585  $  (514,559) $ 618,188   $ 175,623    $      -     $ 793,811
                                              =========     =========  ===========  =========   =========    ========     =========

CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002
(IN THOUSANDS)

                                                        GUARANTOR                               OTHER      CONSOLIDATED CONSOLIDATED
                                             PARENT   SUBSIDIARIES   ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS    TOTALS
                                           ---------  ------------   ------------  --------- ------------  ------------ ------------
                  ASSETS
Current Assets:
 Cash                                      $   2,797    $    7,931    $        -   $  10,728   $  20,327      $      -    $  31,055
 Accounts receivable                             773       165,446             -     166,219      51,249             -      217,468
 Inventories                                   2,395       193,851             -     196,246      47,914             -      244,160
 Prepaid expenses and other current assets     4,499         3,061             -       7,560       5,329             -       12,889
 Intercompany                                211,986      (135,451)            -      76,535     (76,535)            -            -
 Prepaid income taxes                         22,299       (12,348)            -       9,951      (7,170)            -        2,781
 Deferred income taxes                         3,435         3,846             -       7,281         625             -        7,906
                                           ---------     ---------    ----------   ---------   ---------      --------    ---------
   Total Current Assets                      248,184       226,336             -     474,520      41,739             -      516,259
Property, Plant and Equipment,
 Net of Accumulated Depreciation              19,064        14,204             -      33,268      23,282             -       56,550
Investments in Subsidiaries                  375,521        53,355      (428,876)          -           -             -            -
Patents and Trademarks                       140,410        10,781             -     151,191      31,347             -      182,538
Cash in escrow for Pifco loan notes                -             -             -           -      18,676             -       18,676
Goodwill                                           -        23,675             -      23,675       6,301             -       29,976
Other Assets, net                             11,029           534             -      11,563      10,006             -       21,569
                                           ---------     ---------    ----------   ---------   ---------      --------    ---------
Total Assets                               $ 794,208     $ 328,885    $ (428,876)  $ 694,217   $ 131,351      $      -    $ 825,568
                                           =========     =========    ==========   =========   =========      ========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and other
   current debt                             $ 22,750     $ 114,026    $        -   $ 136,776   $  13,325      $      -    $ 150,101
 Accounts payable                              8,403         3,457             -      11,860      13,504             -       25,364
 Accrued expenses                             21,003        18,789             -      39,792      21,202             -       60,994
 Foreman guarantee                             1,393             -             -       1,393           -             -        1,393
                                           ---------     ---------    ----------   ---------   ---------      --------    ---------
   Total Current Liabilities                  53,549       136,272             -     189,821      48,031             -      237,852
Non-Current Deferred Income Taxes                495          (906)            -        (411)      1,487             -        1,076
Senior Subordinated Notes due 2005           125,000             -             -     125,000           -             -      125,000
Senior Subordinated Notes due 2008,
 including an adjustment of $8,384 to the
 carrying value related to interest rate
 swap agreements                             156,954             -             -     156,954           -             -      156,954
Loan Notes to Pifco Shareholders                   -             -             -           -       4,908             -        4,908
Other Notes Payable                           26,125        28,617             -      54,742           -             -       54,742
                                           ---------     ---------    ----------   ---------   ---------      --------    ---------
   Total liabilities                         362,123       163,983             -     526,106      54,426             -      580,532
Stockholders' Equity                         432,085       164,902      (428,876)    168,111      76,925             -      245,036
                                           ---------     ---------    ----------   ---------   ---------      --------    ---------
Total Liabilities and Stockholders' Equity $ 794,208     $ 328,885    $ (428,876)  $ 694,217   $ 131,351      $      -    $ 825,568
                                           =========     =========    ==========   =========   =========      ========    =========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003 (IN THOUSANDS)

                                             GUARANTOR                                 OTHER         CONSOLIDATED     CONSOLIDATED
                                  PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES     ELIMINATIONS        TOTALS
                                 --------   ------------  ------------  ---------   ------------     ------------     ------------
Net Sales                        $ 57,534      $154,263     $(101,265)   $110,532       $112,641        $(56,809)       $166,364
Cost of Goods Sold                 32,442       154,260      (105,127)     81,575         89,422         (55,309)        115,688
Distribution Expenses                   -        10,988             -      10,988          2,347               -          13,335
                                 --------      --------     ---------    --------       --------        --------        --------
  Gross Profit                     25,092       (10,985)        3,862      17,969         20,872          (1,500)         37,341
Selling, General and
  Administrative expenses          12,138        20,464             -      32,602         15,571          (1,500)         46,673
Impairment Loss on Intangible
  Asset                                 -             -             -           -              -                               -
                                 --------      --------     ---------    --------       --------        --------        --------
  Operating (Loss) Income          12,954       (31,449)        3,862     (14,633)         5,301               -          (9,332)
Interest Expense, Net               7,586         1,254             -       8,840          1,172               -          10,012
Fair Market Value Adjustment on
  Derivatives                           -             -             -           -         (1,516)              -          (1,516)
Equity in Earnings of
  Subsidiaries                     19,774           241       (20,015)          -              -               -               -
                                 --------      --------     ---------    --------       --------        --------        --------
  (Loss) Income Before
    Income Taxes                  (14,406)      (32,944)       23,877     (23,473)         5,645               -         (17,828)

Income Tax (Benefit) Expense        1,772        (8,540)            -      (6,768)         1,015               -          (5,753)
                                 --------      --------     ---------    --------       --------        --------        --------
  Net (Loss) Income              $(16,178)     $(24,404)    $  23,877    $(16,705)      $  4,630        $      -        $(12,075)
                                 ========      ========     =========    ========       ========        ========        ========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002 (IN THOUSANDS)

                                             GUARANTOR                                 OTHER         CONSOLIDATED     CONSOLIDATED
                                  PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES     ELIMINATIONS        TOTALS
                                 --------   ------------  ------------  ---------   ------------     ------------     ------------
Net Sales                        $ 68,073     $203,092     $(119,084)   $152,081      $88,035         $(52,021)         $188,095
Cost of Goods Sold                 45,641      163,498      (118,688)     90,451       66,649          (50,521)          106,579
Distribution Expenses                 249       13,090                    13,339        1,384                             14,723
                                 --------     --------     ---------    --------      -------         --------          --------
  Gross Profit                     22,183       26,504          (396)     48,291       20,002           (1,500)           66,793
Selling, General and
  Administrative expenses          23,422       20,472          (396)     43,498        8,137           (1,500)           50,135
                                 --------     --------     ---------    --------      -------         --------          --------
  Operating (Loss) Income          (1,239)       6,032             -       4,793       11,865                -            16,658
Interest Expense, Net              11,217         (903)            -      10,314           99                -            10,413
Equity in Earnings of
Subsidiaries                      (14,414)          50        14,364           -            -                -                -
                                 --------     --------     ---------    --------      -------         --------          --------
  (Loss) Income Before
    Income Taxes                    1,958        6,885       (14,364)     (5,521)      11,766                -             6,245

Income Tax (Benefit) Expense       (1,976)       2,674             -         698        1,614                -             2,312
                                 --------     --------     ---------    --------      -------         --------          --------
  Net(Loss) Income               $  3,934     $  4,211     $ (14,364)   $ (6,219)     $10,152         $      -          $  3,933
                                 ========     ========     =========    ========      =======         ========          ========

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED MARCH 29, 2003 (IN THOUSANDS)

                                             GUARANTOR                                 OTHER         CONSOLIDATED     CONSOLIDATED
                                  PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES     ELIMINATIONS        TOTALS
                                 --------   ------------  ------------  ---------   ------------     ------------     ------------
Net Sales                         $275,628    $715,508     $(487,036)    $504,100     $452,335        $(250,767)         $705,668
Cost of Goods Sold                 157,494     605,081      (431,542)     331,033      361,385         (246,267)          446,151
Distribution Expenses                           36,597             -       36,597        7,863                -            44,460
                                  --------    --------     ---------     --------     --------        ---------          --------
 Gross Profit                      118,134      73,830       (55,494)     136,470       83,087           (4,500)          215,057
Selling, General and
 Administrative expenses            42,182      77,026          (425)     118,783       46,707           (4,500)          160,990
Impairment Loss on
 Intangible Asset                      800           -             -          800            -                -               800
                                  --------    --------     ---------     --------     --------        ---------          --------
 Operating (Loss) Income            75,152      (3,196)      (55,069)      16,887       36,380                -            53,267
Interest Expense, Net               22,558       4,665             -       27,223        3,423                -            30,646
Fair market value adjustment
 on derivatives                          -           -             -            -       (2,258)               -            (2,258)
Equity in Earnings of
 Subsidiaries                       22,771        (689)      (22,082)           -            -                -                 -
                                  --------    --------     ---------     --------     --------        ---------          --------
 (Loss) Income Before
  Income Taxes                      75,365      (8,550)      (77,151)     (10,336)      35,215                -            24,879
Income Tax (Benefit)
 Expense                             4,189      (2,868)            -        1,321        6,763                -             8,084
                                  --------    --------     ---------     --------     --------        ---------          --------
 Net (Loss) Income                $ 71,176    $ (5,682)    $ (77,151)    $(11,657)    $ 28,452        $       -          $ 16,795
                                  ========    ========     =========     ========     ========        =========          ========


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED MARCH 30, 2002 (IN THOUSANDS)

                                             GUARANTOR                                 OTHER         CONSOLIDATED     CONSOLIDATED
                                  PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES     ELIMINATIONS        TOTALS
                                 --------   ------------  ------------  ---------   ------------     ------------     ------------
Net Sales                        $303,993     $768,052     $(472,887)   $599,158     $325,963        $(220,187)         $704,934
Cost of Goods Sold                202,259      624,622      (472,491)    354,390      271,302         (215,687)          410,005
Distribution Expenses                 676       42,106                    42,782        3,717                -            46,499
                                 --------     --------     ---------    --------     --------        ---------          --------
 Gross Profit                     101,058      101,324          (396)    201,986       50,944           (4,500)          248,430
Selling, General and
Administrative expenses            72,019       72,309          (396)    143,932       23,584           (4,500)          163,016
                                 --------     --------     ---------    --------     --------        ---------          --------
 Operating Income                  29,039       29,015             -      58,054       27,360                -            85,414
Interest Expense, Net              28,918        4,343             -      33,261          590                -            33,851
Equity in Earnings
 of Subsidiaries                   36,288        (324)       (35,964)          -            -                -                 -
                                 --------     --------     ---------    --------     --------        ---------          --------
 Income Before Income
  Taxes                            36,409       24,348       (35,964)     24,793       26,770                -            51,563
Income Tax Expense                  3,925       10,622             -      14,547        4,532                -            19,079
                                 --------     --------     ---------    --------     --------        ---------          --------
 Net Income                      $ 32,484     $ 13,726      $(35,964)   $ 10,246     $ 22,238        $       -          $ 32,484
                                 ========     ========     =========    ========     ========        =========          ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 29, 2003 (IN THOUSANDS)

                                                       GUARANTOR                              OTHER      CONSOLIDATED   CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS   TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                           --------  ------------  ------------ ---------  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                         $ 71,176   $ (5,682)     $(77,151)   $(11,657)    $ 28,452     $    -       $ 16,795
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:                                                                -                                      -
 Imputed interest on notes payable              (49)         -             -         (49)         306          -            257
 Deferred income tax provision                    -          -             -           -          664          -            664
 Depreciation and amortization                6,266      2,553             -       8,819        3,675          -         12,494
 Loss on disposal of equipment                    -          -             -           -          384          -            384
 Equity in net income of
  unconsolidated affiliate/                                                             -                                      -
  consolidated subsidiaries                 (22,772)       690        22,082           -         (910)         -           (910)
 Impairment loss on intangible asset            800          -             -         800            -          -            800
 Fair value adjustments for derivatives         -          -             -           -       (2,258)         -         (2,258)
 Foreign currency gains and losses                -      (474)             -        (474)           -          -           (474)
 Changes in assets and liabilities:                                                                                           -
 Accounts receivable                         (4,910)    39,001             -      34,091       (5,630)         -         28,461
 Inventories                                 (6,553)   (20,871)       55,069      27,645          570          -         28,215
 Prepaid expenses and other
  current assets                                213     (2,005)            -      (1,792)      (5,157)         -         (6,949)
 Intercompany                               (14,866)    19,714             -       4,848       (4,848)         -              -
 Accounts payable                           (15,153)     7,817             -      (7,336)      16,871          -          9,535
 Taxes payable                                7,586     (3,030)            -       4,556       1,808           -          6,364
 Accrued expenses                            (1,946)    (1,334)            -      (3,280)      (1,487)         -         (4,767)
                                           --------   --------      --------    --------     --------     ------       --------
  NET CASH FROM OPERATING ACTIVITIES         19,792     36,379             -      56,171       32,440          -         88,611
                                           --------   --------      --------    --------     --------     ------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (2,257)    (2,432)            -      (4,689)     (11,627)         -        (16,316)
 Increase in other non-current assets          (250)         -             -        (250)         406          -            156
 Additional payment for patents and
  trademarks                                (23,748)         -             -     (23,748)           -          -        (23,748)
                                           --------   --------      --------    --------     --------     ------       --------
  NET CASH FROM INVESTING ACTIVITIES        (26,255)    (2,432)            -     (28,687)     (11,221)         -        (39,908)
                                           --------   --------      --------    --------     --------     ------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from revolving line of
  credit and other debt                           -    (20,000)            -     (20,000)           -          -        (20,000)
 Repayment of long-term debt                      -     (9,791)            -      (9,791)           -          -         (9,791)
 Proceeds from termination of
  Swap transaction                            8,058          -             -       8,058            -          -          8,058
 Costs associated with refinancing             (345)         -             -        (345)           -          -           (345)
 Common stock issued                             39          -             -          39            -          -             39
                                           --------   --------      --------    --------     --------     ------       --------
 NET CASH FROM FINANCING ACTIVITIES           7,752    (29,791)            -     (22,039)           -          -        (22,039)
                                           --------   --------      --------    --------     --------     ------       --------
Effect of Exchange Rate Changes on Cash      (4,089)         -             -      (4,089)       4,506          -            417
Net Change in Cash                           (2,800)     4,156             -       1,356       25,725          -         27,081
Cash, Beginning of Period                     2,797      7,931             -      10,728       20,327          -         31,055
                                           --------   --------      --------    --------     --------     ------       --------
Cash, End of Period                        $     (3)  $ 12,087      $      -    $ 12,084     $ 46,052     $    -       $ 58,136
                                           ========   ========      ========    ========     ========     ======       ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 30, 2002 (IN THOUSANDS)

                                                       GUARANTOR                              OTHER      CONSOLIDATED   CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS   TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                           --------  ------------  ------------   -----    ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $ 32,484   $  13,726     $(35,964)   $ 10,246     $ 22,238      $    -        $ 32,484
 Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Imputed interest on notes payable          3,390           -            -       3,390          965           -           4,355
   Gain on sale of investment                     -           -            -           -         (200)          -            (200)
   Deferred income tax provision               (228)          -            -        (228)           -           -            (228)
   Depreciation and amortization             15,162       3,726            -      18,888        3,767           -          22,655
   Loss on disposal of equipment                  -           -            -           -            -           -               -
   Equity in net income of
    unconsolidated affiliate/
    consolidated subsidiaries               (36,289)        325       35,964           -         (272)          -            (272)
   Impairment loss on intangible asset            -           -            -           -            -           -               -
   Fair value adjustments for
    derivatives                                   -           -            -           -            -           -               -
   Foreign currency gains and losses              -           -            -           -            -           -               -
   Changes in assets and liabilities:                                                                           -               -
     Accounts receivable                    115,681    (108,084)           -       7,597      (10,649)          -          (3,052)
     Inventories                             (7,436)    (26,826)           -     (34,262)      (7,918)          -         (42,180)
     Prepaid expenses and other current
      assets                                   (460)        510            -          50       (1,800)          -          (1,750)
     Intercompany                           (82,860)     59,327            -     (23,533)      23,533           -               -
     Accounts payable                        (1,466)       (389)           -      (1,855)     (17,854)          -         (19,709)
     Taxes payable                              408      11,031            -      11,439        2,174           -          13,613
     Accrued expenses                        14,200       7,308            -      21,508       (1,637)          -          19,871
                                           --------   ---------     --------    --------     --------      ------        --------
      NET CASH FROM OPERATING ACTIVITIES     52,586     (39,346)           -      13,240       12,347           -          25,587
                                           --------   ---------     --------    --------     --------      ------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (4,968)     (1,170)           -      (6,138)      (6,310)          -         (12,448)
 Increase in other non-current assets          (988)          -            -        (988)         186           -            (802)
 Proceeds from sale investment                    -           -            -           -          501           -             501
 Acquisition of business                     (5,300)          -            -      (5,300)      (2,014)          -          (7,314)
 Additional payment for patents and
  trademarks                                (18,029)          -            -     (18,029)           -           -         (18,029)
 Additional to intangibles, patents
  and trademarks                            (20,564)          -            -     (20,564)           -           -         (20,564)
                                           --------   ---------     --------    --------     --------      ------        --------
  NET CASH FROM INVESTING ACTIVITIES        (49,849)     (1,170)           -     (51,019)      (7,637)          -         (58,656)
                                           --------   ---------     --------    --------     --------      ------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from revolving line of
  credit and other debt                           -      50,000            -      50,000                                   50,000
 Repayment of long-term debt                 (2,750)    (14,089)           -     (16,839)           -           -         (16,839)
 Costs associated with refinancing           (1,054)          -            -      (1,054)           -           -          (1,054)
 Common stock issued                            144           -            -         144            -           -             144
 Treasury stock purchase                     (1,125)          -            -      (1,125)           -           -          (1,125)
                                           --------   ---------     --------    --------     --------      ------        --------
  NET CASH FROM FINANCING ACTIVITIES         (4,785)     35,911            -      31,126            -           -          31,126
                                           --------   ---------     --------    --------     --------      ------        --------
Effect of Exchange Rate
 Changes on Cash                                  -           -            -           -          171           -             171
Net Change in Cash                           (2,048)     (4,605)           -      (6,653)       4,881           -          (1,772)
Cash, Beginning of Period                     6,240       8,242            -      14,482       15,615           -          30,097
                                           --------   ---------     --------    --------     --------      ------        --------
Cash, End of Period                        $  4,192   $   3,637     $      -    $  7,829     $ 20,496      $    -        $ 28,325
                                           ========   =========     ========    ========     ========      ======        ========

11.   SUBSEQUENT EVENTS

      On May 9, 2003, the Company entered into a four-year senior secured revolving credit facility which provides the ability to borrow up to $275.0 million (including $10.0 million for letters of credit). As of May 9, 2003, the Company has borrowings of approximately $76.1 million outstanding under this facility, which funds were used to repay in full our obligations relating to our prior senior secured credit facility and pay expenses related to such refinancing. Advances under the secured senior credit facility are primarily based upon percentages of eligible accounts receivable and inventories. As of May 9, 2003, we had approximately $64.1 million available to future cash borrowings with $22.7 million reserved for the final payments on the Foreman notes. Typically, given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

      Borrowings under this credit facility are secured by the assets of our domestic entities and 65.0% of the capital stock of certain of our foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       We are a leading designer, marketer and distributor of a broad range of branded, high quality small appliances under well-recognized brand names such as Salton(R), George Foreman(TM), Toastmaster(R), Breadman(R), Juiceman(R), Juicelady(R), Farberware(R), Melitta(R), Russell Hobbs(R), Tower(R), Haden(R) and Westinghouse(R). We believe that we have the leading domestic market share in indoor grills, toasters, juice extractors, bread makers, griddles, waffle makers and buffet ranges/hotplates and a significant market share in other product categories. We outsource most of our production to independent manufacturers, primarily in the Far East. We also design and market tabletop products, time products, lighting products and personal care and wellness products under brand names such as Block China(R), Atlantis(R) Crystal, Sasaki(R), Calvin Klein(R), Ingraham(R), Westclox(R), Big Ben(R), Spartus(R), Timex(R) timers, Stiffel(R), Ultrasonex(TM), Relaxor(R), Carmen(R), Hi-Tech(R), Mountain Breeze(R), Salton(R), Pifco(R), Starck(R) and Andrew Collinge.

          We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell certain of our products directly to consumers through infomercials and our Internet websites. We market and sell our products primarily through our own sales force and a network of independent commissioned sales representatives.

         Within the first thirty-nine weeks of fiscal 2003 ("first nine months of fiscal 2003"), we faced a work slowdown in West Coast ports, a disappointing holiday shopping season, overstocked retailers and a war driven economic environment. While it is difficult to provide an outlook during challenging times, we believe the progress with the war in Iraq and our innovative products and marketing programs position us to benefit from a return to more normal economic and consumer spending patterns.

         During the third quarter of fiscal 2003, we offered to increase our current 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP) to an approximated 52.0% stake. This acquisition is expected to finalize in the fourth quarter of fiscal 2003. This acquisition is expected to enable us to consolidate AMAP's results in accordance with Generally Accepted Accounting Principles
(GAAP).

THIRTEEN WEEKS ENDED MARCH 29, 2003 COMPARED WITH THIRTEEN WEEKS ENDED MARCH 30, 2002.

         Net Sales. Net sales in the thirteen weeks ended March 29, 2003 ("third quarter of fiscal 2003") were $166.4 million, a decrease of approximately $21.7 million or 11.5%, compared to net sales of $188.1 million in the thirteen weeks ended March 30, 2002 ("third quarter of fiscal 2002"). Sales decreased as a result of the reduced retail activity associated with the anticipation of war and the war itself and higher inventory levels at our customers, resulting from the slow holiday season. In addition, sales decreased as a result of price reductions in an effort to gain long term market presence in conjunction with an initiative to reduce inventory levels and rationalize SKUs. Worldwide sales decreased proportionally across all brands.

         Gross Profit. Gross profit in the third quarter of fiscal 2003 was $37.3 million or 22.4% of net sales as compared to $66.8 million or 35.5% of net sales in the same period in fiscal 2002. Cost of goods sold during the third quarter of fiscal 2003 increased to 69.5% of net sales compared to 56.7% in the same period in fiscal 2002. The decrease in gross profit was primarily a result of certain price reductions implemented in advance of an anticipated reduction in acquisition costs from our suppliers and closeouts in an effort to reduce inventory levels and rationalize SKUs. Our margins were approximately $16.0 million lower than normal levels. We estimate that approximately half of this was due to SKU rationalization and inventory reduction initiatives and the other half was a result of price decreases for market share gains in advance of cost reductions. Distribution expenses were $13.3 million or 8.0% of net sales in the third quarter of fiscal 2003 compared to $14.7 million or 7.8% of net sales in the same period in fiscal 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 28.1% of net sales or $46.7 million in the third quarter of fiscal 2003 compared to 26.6% of net sales or $50.1 million for the same period in fiscal 2002. Expenditures for television, royalty expenses, certain other media and co-operative advertising and trade show expenses were 11.2% of net sales or $18.7 million in the third quarter of fiscal 2003 when compared to 10.6% of net sales or $20.0 million in the same period in fiscal 2002. Fluctuations of these expenses from the prior year are primarily related to decreased infomercial and direct advertising offset by an increase in co-operative advertising. The remaining selling, general and administrative costs as a percent of net sales increased slightly to 16.8% of net sales or $28.0 million in the third quarter of fiscal 2003 compared to 16.0% of net sales or $30.1 million in the third quarter of fiscal 2002. The remaining selling, general and administrative costs include additional salaries and rent expense offset by the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which ceased the amortization of goodwill and certain intangible assets as of July 1, 2002. The provisions of this accounting standard cannot be applied retroactively and prior period results have not been adjusted for this change in accounting principle. Note 2, "Implementation of Accounting Standard," in our Notes to Consolidated Financial Statements contains the pro forma results of the add-back of this amortization expense to the Company's previously reported results.

         Operating (Loss) Income. As a result of the events described above, operating income decreased to a loss of $9.3 million in the third quarter of fiscal 2003 from income of $16.7 million in the same period in fiscal 2002. Operating (loss) income as a percentage of net sales decreased to (5.6)% in the third quarter of fiscal 2003 from 8.9% in the same period of fiscal 2002.

         Net Interest Expense. Net interest expense was approximately $10.0 million for the third quarter of fiscal 2003 compared to $10.4 million in the third quarter of fiscal 2002. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.5% in the third quarter of fiscal 2003 compared to 8.0% in the same period in fiscal 2002. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $406.5 million for the third quarter of fiscal 2003 compared to $479.8 million for the same period in fiscal 2002.

         Income Tax (Benefit) Expense. Tax benefit was $5.8 million in the third quarter of fiscal 2003 as compared to tax expense of $2.3 million in the same period in fiscal 2002. The overall effective tax rate decreased as a result of an increase in foreign income taxed at lower rates as well as the implementation of SFAS No. 142, which eliminated the amortization of goodwill and certain intangible assets as of July 1, 2002.

         Net (Loss) Income. Net income decreased to a loss of $12.1 million in the third quarter of fiscal 2003, compared to income of $3.9 million in the third quarter of fiscal 2002.

         Earnings per Share. Basic earnings per common share were $(1.08) per share on weighted average common shares outstanding of 11,182,348 in the third quarter of fiscal 2003 compared to earnings of $0.36 per share on weighted average common shares outstanding of 10,987,162 in the same period in fiscal 2002. Diluted earnings per common share were $(1.08) per share in the third quarter of fiscal 2003 compared to diluted earnings per common share of $0.26 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,101,200 in the same period in fiscal 2002.

THIRTY-NINE WEEKS ENDED MARCH 29, 2003 COMPARED WITH THIRTY-NINE WEEKS ENDED MARCH 30, 2002.

        Net Sales. Net sales in the thirty-nine weeks ended March 29, 2003 ("first nine months of fiscal 2003") were $705.7 million, an increase of approximately $0.8 million, compared to net sales of $704.9 million in the nine months ended March 30, 2002 ("first nine months of fiscal 2002"). Higher worldwide sales in the first twenty-six weeks ("first half of fiscal 2003") were offset by decreased sales in the last thirteen weeks as a result of the difficult war-driven economic environment as well as higher levels of inventory at our customers from the slow holiday season. Additionally, sales declined as a result of price reductions launched in the third quarter of fiscal 2003 in an effort to gain long term market presence, reduce inventory levels and rationalize SKUs.

      Gross Profit. Gross profit in the first nine months of fiscal 2003 was $215.1 million or 30.5% of net sales as compared to $248.4 million or 35.2% of net sales in the same period in fiscal 2002. Cost of goods sold during the first nine months of fiscal 2003 increased to 63.2% of net sales compared to 58.2% in the same period in fiscal 2002. This is a result of several factors. In an effort to continue our market presence, we introduced certain price reductions in the third quarter prior to receiving an anticipated reduction in acquisition costs from our suppliers. In the third quarter, our margins were approximately $16.0 million lower than normal levels. We estimate that approximately half of this was due to SKU rationalization and inventory reduction initiatives and the other half was a result of price decreases for market share gains in advance of cost reductions. Additionally, in a difficult retail environment, consumers purchased fewer higher-priced, higher margin products and more lower-priced, lower margin products. Distribution expenses were $44.5 million or 6.3% of net sales in the first nine months of fiscal 2003 compared to $46.5 million or 6.6% of net sales in the same period in fiscal 2002. The work slow down and bottleneck due to the West Coast dock strike created a number of additional supply chain costs which increased distribution expense and impacted our margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 22.8% of net sales or $161.0 million in the first nine months of fiscal 2003 compared to 23.1% of net sales or $163.0 million for the same period in fiscal 2002. Expenditures for television, royalty expenses, certain other media and co-operative advertising and trade show expenses were 10.3% of net sales or $72.4 million in the first nine months of fiscal 2003 when compared to 10.5% of net sales or $74.3 million in the same period in fiscal 2002. The slight decrease in these expenses from the prior year is primarily related to decreased infomercial advertising offset by an increase in direct and co-operative advertising. The remaining selling, general and administrative costs were relatively constant at $88.6 million in the first nine months of fiscal 2003 compared to $88.7 million in the first nine months of fiscal 2002. These 2003 costs include a $0.6 million charitable contribution related to the exit of our Marilyn Monroe product line, a $0.5 million charge associated with consultant fees to complete our ERP conversion and $2.0 million in legal charges related to the litigation with Philips Oral Healthcare, Inc. regarding the Ultrasonex(TM) toothbrush. Additionally, increases in salaries, other legal and professional expenses, domestic corporate restructuring for improved reporting purposes and increases in certain other administrative expenses to support the Company were offset by a reduction in amortization expense under adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which ceased the amortization of most intangible assets as of July 1, 2002. The provisions of this accounting standard cannot be applied retroactively and prior period results have not been adjusted for this change in accounting principle.
Note 2, "Implementation of New Accounting Standards," in our Notes to Consolidated Financial Statements contains the pro forma results of the add-back of this amortization expense to the Company's previously reported results.

         Impairment Loss on Intangible Asset. A $0.8 million charge was recognized in the first nine months of fiscal 2003 to record an impairment charge related to the abandonment of the Welbilt tradename.

         Operating Income. As a result of the events described above, operating income decreased by $32.1 million or 37.6%, to $53.3 million in the first nine months of fiscal 2003 from $85.4 million in the same period in fiscal 2002. Operating income as a percentage of net sales decreased to 7.6% in the first nine months of fiscal 2003 from 12.1% in the same period of fiscal 2002.

         Net Interest Expense. Net interest expense was approximately $30.6 million for the first nine months of fiscal 2003 compared to $33.9 million in the first nine months of fiscal 2002. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.7% in the first nine months of fiscal 2003 compared to 8.3% in the same period in fiscal 2002. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $443.6 million for the first nine months of fiscal 2003 compared to $507.7 million for the same period in fiscal 2002.

         Income Tax Expense. Tax expense was $8.1 million in the first nine months of fiscal 2003 as compared to tax expense of $19.1 million in the same period in fiscal 2002. The overall effective tax rate decreased as a result of an increase in foreign income taxed at lower rates as well as the implementation of SFAS No. 142, which eliminated the amortization of goodwill and certain intangible assets as of June 29, 2002.

         Net Income. Net income decreased 48.3% to $16.8 million in the first nine months of fiscal 2003, compared to $32.5 million in the first nine months of fiscal 2002.

         Earnings per Share. Basic earnings per common share were $1.51 per share on weighted average common shares outstanding of 11,141,321 in the first nine months of fiscal 2003 compared to earnings of $2.95 per share on weighted average common shares outstanding of 11,009,988 in the same period in fiscal 2002. Diluted earnings per common share were $1.11 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,100,023 in the first nine months of fiscal 2003 compared to diluted earnings per common share of $2.16 per share on weighted average common shares outstanding, including dilutive common stock equivalents, of 15,023,872 in the same period in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2003, we generated net cash of $88.6 million from operating activities and used net cash of $39.9 million in investing activities. The cash provided by operating activities was primarily due to improved inventory and trade payables management. Accounts receivable decreased consistent with sales volume. The cash used in investing activities was primarily related to the payments to George Foreman and other venture participants in connection with the obligation under the note payable due to them, as well as, capital expenditures.

        On May 9, 2003, we entered into a four-year senior secured revolving credit facility which provides us with the ability to borrow up to $275.0 million (including $10.0 million for letters of credit). As of May 9, 2003, we have borrowings of approximately $76.1 million outstanding under this facility, which funds were used to repay in full our obligations relating to our prior senior secured credit facility and pay expenses related to such refinancing. Advances under the senior secured credit facility are primarily based upon percentages of eligible accounts receivable and inventories. As of May 9, 2003, we had approximately $64.1 million available for future cash borrowings with $22.7 million reserved for the final payments on the Foreman notes. Typically, given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

        Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus a specified margin which is determined by our consolidated fixed charge coverage ratio and is currently set at 2.25% (3.56% at May 9, 2003); or the Base Rate, plus a specified margin which is determined by our consolidated fixed charge coverage ratio and is currently set at 0.0% which is Wachovia Bank's prime rate (4.3% at May 9, 2003).

        Borrowings under this credit facility are secured by the assets of our domestic entities and 65.0% of the capital stock of certain of our foreign subsidiaries.

        In addition to borrowings under our senior secured revolving credit facility, at May 9, 2003, we had $125.0 million of 10-3/4% senior subordinated notes due 2005 outstanding and $148.8 million of 12-1/4% senior subordinated notes due 2008 outstanding (excluding $12.7 million related to the fair value of interest rate swap agreements that have been monetized).

         Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. Our principal uses of liquidity will be to meet debt service requirements, pay royalties and other fees under our license and other agreements, finance capital expenditures and possible acquisitions and fund working capital. We expect that ongoing requirements for debt service, royalty payments, capital expenditures, potential acquisitions and working capital will be funded by internally generated cash flow and borrowings under our Credit Agreement. We anticipate capital expenditures on an ongoing basis to be approximately 2.0% of net sales. We incurred approximately $16.3 million for capital expenditures during the first nine months of fiscal 2003.

         Our senior indebtedness contain a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under our senior secured revolving credit facility, we are required to comply with a minimum fixed domestic and consolidated charge coverage ratio.

       Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, indebtedness (including the notes), to pay royalties and other fees under our license and other agreements or to fund planned capital expenditures and/or possible acquisitions, will depend upon our future performance, which, in turn, is subject to general economic, financial, competitive and other factors that are beyond our control. Based upon our current level of operations and anticipated growth, we believe that future cash flow from operations, together with available borrowings under our senior secured revolving credit facility and other sources of debt funding, will be adequate to meet our anticipated requirements for capital expenditures, potential acquisitions, royalty payments, working capital, interest payments and scheduled principal payments. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the notes, sell assets or obtain additional financing. We cannot assure you that any refinancing would be available or that any sales of assets or additional financing could be obtained.

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

        The following critical accounting policies affect the most significant estimates used in the preparation of our consolidated financial statements:

        Allowance for Doubtful Accounts. We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at March 29, 2003.

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

      Commitments and Contingencies. We are subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. We maintain reserves and or accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves and accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

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

         We had approximately $30.0 million of goodwill and $180.3 million of intangible assets with indefinite lives recorded in our consolidated balance sheet at the beginning of 2003. We completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of the first nine months of 2003. As of the beginning of the first nine months of fiscal year 2003, we determined that no impairment of goodwill or intangible assets with indefinite lives has occurred.

         During the first nine months of fiscal year 2003, we recorded an impairment charge of $0.8 million related to our decision to abandon the Welbilt tradename and discontinued the related product line.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 as of the beginning of fiscal year 2003. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. We do not expect the adoption of this statement to have a material impact on the financial position or results of operations.

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

         At June 29, 2002, we had an interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.02% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million. A gain of $4.4 million from the early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We simultaneously entered into another interest rate swap contract to pay a variable-rate interest of six-month LIBOR plus 7.78% and receive fixed-rate interest of 12.25% on $150.0 million notional amount of indebtedness. This contract was terminated in the third quarter of fiscal 2003, resulting in the receipt of $2.0 million. A gain of $1.8 million from early termination of this contract was deferred as an adjustment to the carrying amount of the outstanding debt and is being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. We did not have an interest rate swap agreement in effect as of March 29, 2003. We terminated the interest rate swap as we are currently reviewing our financing options and will evaluate the need for future interest rate hedging instruments in accordance with our risk management policies.

         All foreign exchange contracts have been recorded on the balance sheet at fair value of $0.6 million classified within other current assets. The change in the fair value of contracts in the third quarter that qualify as foreign currency cash flow hedges and are highly effective was $1.6 million. This amount was recorded in other comprehensive income, net of tax. In the third quarter, the changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of $1.5 million were recorded through earnings. We anticipate that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At March 29, 2003, our European subsidiary had foreign exchange contracts for the purchase of 47.0 million U.S. dollars. Contracts for the purchase of 15.0 million U.S. dollars were entered into during the third quarter of fiscal 2003.


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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         On September 5, 2002, we entered into an agreement with the Attorney Generals of New York and Illinois governing our future conduct with retailers relating to our indoor electric grills. Forty-seven states, Puerto Rico and the District of Columbia have joined this agreement. Under the terms of this agreement, we made a payment of $4.5 million on March 1, 2003 and an additional payment of $3.5 million will be due on March 1, 2004. The settlement agreement has been filed in the United States District Court for the Southern District of New York, which entered an order dated January 13, 2003 preliminarily approving the settlement. A hearing is scheduled for May 30, 2003 at which time the court will determine whether to grant final approval of the settlement.

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

                                                  Number of Shares
                                             ---------------------------
                                                For             Withheld
                                             ----------         --------
              Bert  Doornmalen               13,405,115         202,880
              Bruce G. Pollack               13,407,652         200,343
              Bruce J. Walker                13,415,989         192,006


        The following proposal was adopted by the margins indicated:

        2.  Salton, Inc. 2003 Management Incentive Plan.

              For                         8,574,881
              Against                       585,281
              Abstain                        36,806


        The following proposal was adopted by the margins indicated:

        3. The appointment of Deloitte & Touche LLP as the auditors for the 2003 fiscal year.

              For                        13,447,074
              Against                       135,058
              Abstain                        25,863

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

         A current report on Form 8-K was filed on February 5, 2003 reporting, under Item 5, Other Events, the Company's announcement of its fiscal 2003 second quarter financial results.

         A current report on Form 8-K was filed on May 13, 2003 reporting under
Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, our results of operations for the third quarter of fiscal 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 2003             SALTON, INC.

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

Date:  May 13, 2003

                                       By: /s/ Leonhard Dreimann
                                           ---------------------------------
                                           LEONHARD DREIMANN
                                           CHIEF EXECUTIVE OFFICER

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

Date:  May 13, 2003

                                       By: /s/ David M. Mulder
                                           ---------------------------------
                                           DAVID M. MULDER
                                           EXECUTIVE VICE PRESIDENT,
                                           CHIEF ADMINISTRATIVE OFFICER AND
                                           SENIOR FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------

    10.39 Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as administrative agent and collateral agent and as a co-agent, Bank of America, N.A., as syndication agent and co-documentation agent and as a co-agent, Banc of America Securities LLC, as co- arranger and co-book runner and Wachovia Securities, Inc, as co-arranger and co-book runner, Bank One, N.A. and Fleet Capital Corporation each as co-documentation agents, Salton, Inc., each of Salton's subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors.

    12(A)         Computation of Ratio of Earnings to Fixed Charges

    99.1          Certification of Principal Executive Officer Pursuant to
                  18 U.S.C. 1350

    99.2          Certification of Principal Financial Officer Pursuant to
                  18. U.S.C. 1350