Form 10-K
period 2003-06-28
SALTON INC
filed 2003-09-26
CIK 878280

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For The Fiscal Year Ended June 28, 2003

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
      (State or other jurisdiction of                                        (I.R.S. Employer
       Incorporation or Organization)                                     Identification Number)
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

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 28, 2002 was approximately $97,000,000 computed on the basis of the last reported sale price per share $10.09 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

[X] YES
[ ] NO Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

[ ]     Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Registrant's Common Stock outstanding as of September 17, 2003 was 11,187,386.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement").

                                  SALTON, INC.

                               INDEX TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 28, 2003

                                                                         PAGE
                                   PART I

ITEM 1.   Business                                                         3

ITEM 2.   Properties                                                      14

ITEM 3.   Legal Proceedings                                               14

ITEM 4.   Submission of Matters to a Vote of Security Holders             15

ITEM 4A.  Executive Officers of the Registrant                            15

                                   PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters                                                         16

ITEM 6.   Selected Financial Data                                         18

ITEM 7.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operation                                        18

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk      26

ITEM 8.   Financial Statements and Supplementary Data                     27

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                       27

ITEM 9A.  Controls and Procedures                                         27

                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant              28

ITEM 11.  Executive Compensation                                          28

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      28

ITEM 13.  Certain Relationships and Related Transactions                  28

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                             29

          SIGNATURES                                                      30

                 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
                                  INFORMATION

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

                                     PART I

     As used in this annual report on Form 10-K, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc and our subsidiaries, unless the context otherwise requires.

ITEM 1.  Business

     Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small appliances, home decor and personal care products. Our product mix includes a broad range of small kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

     We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand and South Africa through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier retailers, such as Wal-Mart, Target Corporation, Sears, Kmart Corporation, Federated Department Stores, J.C. Penney Company, Argos Limited, Kohl's Department Stores, May Company Department Stores, Bed, Bath & Beyond, Lowe's and Linens 'n Things. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as infomercials, our Internet websites and our retail outlets.

     We outsource most of our production to independent manufacturers, located primarily in the Far East. The Company has substantial experience with and expertise in managing production relationships with third-party suppliers. We work with our suppliers to provide the lowest possible cost for our customers while maintaining reasonable gross margins for us.

     Salton was incorporated in Delaware in October 1991. Our common stock traded on the NASDAQ National market under the symbol "SALT" until February 1999. The Company moved to the New York Stock Exchange at that time and our common stock has traded under the symbol "SFP" since. Our principal corporate offices are located at 1955 Field Court, Lake Forest, Illinois 60045.

     On May 16, 2003 we increased our 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP), a South African company, to a 52.6% interest. AMAP offers Salton the alliance to enter developing markets on the African continent and introduce them to our brands and product lines. AMAP's results for the period of May 16, 2003 through June 28, 2003 have been consolidated with Salton for financial statement presentation.

     The Company's fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

FISCAL YEAR      YEAR ENDED   WEEKS
-----------------------------------
2003.......   June 28, 2003      52
2002.......   June 29, 2002      52
2001.......   June 30, 2001      52

BUSINESS SEGMENT AND PRODUCT INFORMATION

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We believe this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of our products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Our products are distributed through similar distribution channels and customer base using the marketing efforts of our Global Marketing Team.

BRAND PORTFOLIO

     Our brand portfolio contains many time-honored traditions as well as recently established names within the international housewares industry. We believe this brand portfolio contains many brands with strong consumer recognition throughout the world. While many of our brands are owned, we continue to enhance our portfolio through licensing agreements and strategic alliances. Our brands include:

Salton(R)              Westinghouse(TM)       Toastmaster(R)         Sansui(TM)
George Foreman(R)      One:One(TM)            Westclox(R)            Atlantis(TM)
Russell Hobbs(R)       Breadman(R)            Stiffel(R)             Big Ben(R)
Melitta(R)             Calvin Klein(R)        Carmen(R)              Pifco(R)
Farberware(R)          Ingraham(R)            Relaxor(R)             Pioneer(TM)
Beyond(TM)             Carmengirls.com(TM)    Juiceman(R)            Pineware(TM)
Andrew Collinge(TM)    Block(R)               icebox(R)              Haden(TM)

     We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of customers. Our product divisions include Small Appliances, Home Decor, and Personal Care and Wellness.

     The following table sets forth the approximate amounts of our net sales by product division during the periods shown.

                                                         JUNE 28, 2003(2)   JUNE 29, 2002   JUNE 30, 2001(1)
------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
Small Appliances                                           $   778,636       $   807,799      $   714,125
Home Decor                                                      87,605            85,957           59,793
Personal Care and Wellness Products                             28,667            28,723           18,196
------------------------------------------------------------------------------------------------------------
Total                                                      $   894,908       $   922,479      $   792,114
------------------------------------------------------------------------------------------------------------

(1) For fiscal 2001, the table includes the sales of Salton Europe from June 1, 2001 through June 30, 2001. Subsequent years contain a full year of sales of Salton Europe.

(2) Fiscal 2003 includes the results of AMAP for period May 16, 2003 through June 28, 2003.

SMALL APPLIANCES

     We design, market and distribute an extensive line of small appliances. These products consist of heating appliances, motor driven appliances, beverage makers, cookware and floor care. At the end of fiscal 2003, we marketed approximately 5,721 stock keeping units (SKUs), including 3,701 SKUs acquired in the AMAP acquisition.

     Within our small appliance division, Salton is known for the George Foreman branded product line which started as a single grill in 1995. Since 1995, Salton has sold approximately 45.0 million units of the George Foreman line worldwide. We have established the George Foreman name as a significant product brand, representing 44.1% of our sales in the fiscal year ended June 28, 2003.

     Salton continues to develop new and innovative appliance products. Subsequent to our year-end, we began shipping the Melitta One:One beverage maker. This pod-operated beverage maker dispenses one cup of coffee or tea in less than sixty seconds. Salton also launched Westinghouse Unplugged, a cordless upright vacuum cleaner with HEPA filteration and bagless technology. Salton plans to launch its Beyond line of connected kitchen and home appliances in 2004. These appliances offer the flexibility of standard appliance service with advanced Internet linked capabilities to improve the efficiency within the home.

HOME DECOR

     This broad range of products consist of tabletop products, picture frames, time and lighting products marketed by our Salton At Home Division. At the end of fiscal 2003, we had approximately 5,578 SKUs under a variety of brand names within this product division.

     Salton has an exclusive licensing agreement with Calvin Klein for tabletop and picture frame products and during fiscal 2003, introduced the Thomas O'Brien product line in tabletop. Our time products include a variety of clocks under well recognized brand names such as Ingraham and Westclox. Salton also markets lighting products under the Stiffel name acquired in August 2001.

PERSONAL CARE AND WELLNESS

     Salton offers a broad range of personal care and wellness products. These products include health equipment, massagers, hair care, beauty, oral health care and relaxation items. At the end of fiscal 2003, we marketed approximately 839 SKUs in this product division.

     During fiscal 2003, we launched Carmengirls.com, a line of personal care products for the young woman. In addition, Salton introduced its hair and beauty products under the Andrew Collinge product line.

NEW PRODUCT DEVELOPMENT

     We believe that the enhancement and extension of our existing products and the development of new products are necessary for our continued success and growth. We design style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing. We work closely with both retail customers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy industry requirements and changing consumer preferences.

     During fiscal 2003, we introduced 5,729 new SKUs, including 3,701 from the acquisition of AMAP.

CUSTOMERS AND DISTRIBUTION CHANNELS

     We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand and South Africa through an internal sales force and a network of commissioned sales representatives to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell products directly to consumers through infomercials, Internet websites and our own retail outlets.

     We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

     During first quarter of fiscal 2004, we signed an agreement with Amazon.com for marketing, distribution and direct fulfillment of our products. In addition, during fiscal 2003, we opened eSalton.com, our ecommerce site.

     Our total net sales to our five largest customers during fiscal 2003 were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales. Our total net sales to our five largest customers during fiscal 2002 were 43.0% of net sales, with Wal-Mart representing 13.9% of our net sales and Target Corporation representing 12.0% of our net sales. In fiscal 2001, our total net sales to our five largest customers were 47.4% of net sales with Wal-Mart representing 11.7% of our net sales, Kmart Corporation representing 10.9% of our net sales and Target Corporation representing 9.4% of our net sales.

     During fiscal 2003, 2002 and 2001, sales recorded outside of North America accounted for 30.7%, 16.6%, 3.4% of total net sales, respectively. See Note 14 of the Notes to Consolidated Financial Statements for information regarding revenues of the Company's geographic areas for each of the three fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001.

SOURCES OF SUPPLY

     Most our products are manufactured to our specifications by manufactures located primarily in the Far East. We believe that we maintain good business relationships with our overseas manufacturers.

     We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe we are not currently dependent on any single manufacturer. However, one supplier located in China, accounted for 33.2% of our product purchases during fiscal 2003, 32.5% of our product purchases in fiscal 2002 and 35.2% of purchases in fiscal 2001. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements however, the loss of a supplier could, in the short term, adversely effect our business until alternative supply arrangements are secured.

BACKLOG

     Our backlog consists of orders for our products, which may be subject to change and cancellation until shipment. The dollar amount of backlog as of August 29, 2003 was $84.1 million. At August 28, 2002, we had backlog of approximately $58.4 million. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of future results of operations or prospects.

COMPETITION

     We compete in the global housewares market. While the Domestic and Western European markets are strongly developed, the remainder of the global market is less developed and offers, we believe, significant opportunities for business expansion. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing.

     The retail industry continues to consolidate leaving fewer retail outlets and increased competition for shelf space. We expect retailers will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can offer a diversified product mix, meet logistical and volume requirements and offer comprehensive levels of customer service and marketing support. We believe our competitive pricing, high level of customer service, strategic acquisitions and alliances, as well as our portfolio of well recognized brand names, new technology and innovative products, position us to compete and benefit from this environment.

SEASONALITY

     Due to holiday buying patterns, sales are traditionally higher in the second fiscal quarter than in the other quarterly periods and the Company typically earns a disproportionate share of operating income in this quarter.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

     We hold numerous patents and trademarks registered in the United States and foreign countries for various products and processes. We have registered certain of our trademarks with the United States Patent and Trademark Office and we consider these trademarks to be of considerable value and of material importance to our business. The Company's right to use these tradenames continues as long as it uses these names.

     Salton maintains many licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of our agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements.

     On April 22, 2002, we entered into an exclusive licensing agreement with Westinghouse Electric Corporation to use its marquis Westinghouse brand name, Circle W trademark, and the brand awareness statement "You can be sure... if it's a Westinghouse" on the following product categories: kitchen electrics, fans and heaters, personal care, table top air cleaners and humidifiers, clocks and vacuums. The agreement, which covers North America, South America, Africa, Europe, Asia and Australia-New Zealand, has a term ending on March 31, 2008. Upon completion of the six-year term, the agreement is renewable for additional five year terms. We are subject to pay minimum royalty payments to Westinghouse beginning in the third year of the agreement.

REGULATION

     We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance, with them, has not had an adverse effect on our business. Our small electric appliance products sold in the United States are listed by Underwriters Laboratory, Inc. (UL) or ETL; and similar products sold in other countries are listed with local organizations similar to UL if required.

PRODUCT WARRANTIES

     Our products are generally sold with a limited one-to-three year warranty from the date of purchase. In the case of defects in material workmanship, we agree to replace or repair the defective product without charge while under the warranty time frame.

EMPLOYEES

     As of August 29, 2003, we employed approximately 2,700 persons, including approximately 1,350 persons employed in South Africa by Amalgamated Appliance Holdings Limited. We increased our investment in AMAP to 52.6% ownership interest as of May 16, 2003.

ADDITIONAL INFORMATION

     Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company's Annual Reports on Form 10-K, including this Form 10-K, as well as the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are filed electronically with the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. In addition, we make the 10-K and 10-Q filings as well as the Current Reports on Form 8-K available free of charge as soon as reasonably practicable on our Internet website http://www.saltoninc.com or by contacting our corporate offices at (847) 803-4600.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

     We have a significant amount of indebtedness relative to our equity size. As of June 28, 2003 we had total consolidated indebtedness of $374.2 million, including $148.8 million of 12 1/4% senior subordinated notes due 2008 and $125.0 million of 10 3/4% senior subordinated notes due 2005, excluding $12.1 million related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008 and $4.6 million for the loan notes to Pifco shareholders that are fully cash collateralized, and total stockholders' equity of $253.9 million. We also had additional availability under our revolving credit facility of $35.8 million, net of $22.7 million reserved for the final payments on the Foreman notes. Subsequent to year end, we made the final installment payment to George Foreman. We may incur additional indebtedness in the future, including through additional borrowings under our credit agreement, subject to availability.

     Our ability to service our debt obligations, including the notes, and to fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of the principal of the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

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

OUR DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING OUR FLEXIBILITY.

     Our revolving credit agreement and the indentures governing the 12 1/4% senior subordinated notes and the 10 3/4% senior subordinated notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our revolving credit agreement also requires us to maintain specified financial ratios, including a minimum consolidated and U.S. fixed charge coverage ratio, and meet certain other financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. A breach of any of these covenants or restrictions would result in an event of default under our revolving credit agreement and the indentures. Upon the occurrence of a breach, the lenders under our revolving credit agreement could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing our revolving credit agreement and/or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on us. A failure to comply with the restrictions in the indentures could result in an event of default under the indentures with similar consequences.

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OUR FINANCIAL RESULTS WOULD SUFFER.

     Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2003 were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales. Our total net sales to our five largest customers during fiscal 2002 were 43.0% of net sales, with Wal-Mart representing 13.9% of our net sales and Target Corporation representing 12.0% of our net sales. In fiscal 2001, our total net sales to our five largest customers were 47.4% of net sales with Wal-Mart representing 11.7% of our net sales, Kmart Corporation representing 10.9% of our net sales and Target Corporation representing 9.4% of our net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

OUR DEPENDENCE ON FOREIGN SUPPLIERS SUBJECTS US TO THE RISKS OF DOING BUSINESS ABROAD.

     We depend upon unaffiliated foreign companies for the manufacture of most of our products. Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

- import duties;

- trade restrictions;

- production delays due to unavailability of parts or components; increase in transportation costs and transportation delays; work stoppages; foreign currency fluctuations; and

- political and economic instability.

THE SMALL HOUSEHOLD APPLIANCE INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     We believe that competition is based upon several factors, including:

- price;

- access to retail shelf space;

- product features and enhancements;

- brand names; new product introductions; and

- marketing support and distribution approaches.

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

ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

     We continue to seek opportunities to acquire businesses and product lines that fit within our acquisition strategy, including the expansion of our international sales through the acquisition of complementary businesses. We may not successfully identify acceptable acquisition candidates or integrate any acquired operations. For instance, we cannot assure you that the anticipated benefits of our recent acquisition of a majority interest in Amalgamated Appliance Holdings Limited will be realized. Opportunities for growth through acquisitions, future operating results and the success of acquisitions may be subject to the effects of, and changes in, U.S. and foreign trade and monetary policies, laws and regulations, political and economic developments, inflation rate and tax laws.

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

EXPANDING OUR INTERNATIONAL SALES WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

     We intend to pursue growth opportunities internationally. During fiscal 2003, 2002 and 2001, sales recorded outside of North America accounted for 30.7%, 16.6%, 3.4% of total net sales, respectively. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

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

IF WE HAVE TO EXPEND SIGNIFICANT AMOUNTS TO REMEDIATE ENVIRONMENTAL LIABILITIES, OUR FINANCIAL RESULTS WILL SUFFER.

     Prior to 2003, we manufactured certain of our products at our owned plants in the United States and Europe. Our previous manufacturing of products at these sites exposes us to potential liabilities for environmental damage that these facilities may have caused or may cause nearby landowners. During the ordinary course of our operations, we have received, and we expect that we may in the future receive, citations or notices from governmental authorities asserting that our facilities are not in compliance with, or require investigation or remediation under, applicable environmental statutes and regulations. Any citations or notices could have a material adverse effect on our business, results of operations and financial condition.

THE SEASONAL NATURE OF OUR BUSINESS COULD ADVERSELY IMPACT OUR OPERATIONS.

     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during mid-Fall and early Winter primarily due to increased demand by customers for our products attributable to holiday sales. This seasonality has also resulted in additional interest expense for us during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period. Lower sales than expected by us during this period, a lack of availability of product, a general economic downturn in retail sales or the inability to service additional interest expense due to increased borrowings could have a material adverse effect on our business, financial condition and results of operations.

LONG LEAD TIMES AND CUSTOMER DEMANDS MAY CAUSE US TO PURCHASE MORE INVENTORY THAN NECESSARY.

     Manufacturing lead times and a strong concentration of our sales occurring during mid-Fall and early Winter time period require that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown we cannot assure you that our customers will order these inventories as anticipated.

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

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, OUR ABILITY TO GROW AND DEVELOP OUR BUSINESS WILL SUFFER.

     Our continued success will depend significantly on the efforts and abilities of David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; William B. Rue, President and Chief Operating Officer and David Mulder, Executive Vice President, Chief Administrative Officer and Senior Financial Officer. The loss of the services of one or more of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDER MAY CONFLICT WITH YOUR INTERESTS.

     As of June 28, 2003 Centre Partners Management LLC and entities directly or indirectly controlled by Centre Partners beneficially owned in the aggregate 28.0% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of our outstanding common stock and one director as long as it and its affiliates own at least 7.5% of the total voting power of our outstanding common stock. The interests of Centre Partners may conflict with your interests in certain circumstances.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our credit agreement and senior subordinated notes contain restrictions on our ability to pay dividends on our capital stock.

ITEM 2.  Properties

     Salton leases its principal executive offices based in Lake Forest, Illinois. In addition, Salton also leases the following:

                                                        SALES &
                                                 ADMINISTRATIVE    WAREHOUSE    RETAIL OUTLETS    FACTORY
---------------------------------------------------------------------------------------------------------
North America                                                11            8                 3          0
European Union                                                1            1                 0          0
Africa                                                        3            1                 1          1
Asia                                                          1            1                 0          0
Australia and New Zealand                                     3            1                 0          0

     In addition, Salton also owns the following:

                                                        SALES &
                                                 ADMINISTRATIVE    WAREHOUSE    RETAIL OUTLETS    FACTORY
---------------------------------------------------------------------------------------------------------
North America                                                 2            8                 0          0
European Union                                                1            3                 1          0
Africa                                                        0            0                 0          1

     Subsequent to year end, the Company completed a build-to-suit warehouse in Redlands, California of approximately 984,000 square feet. As a result, the Company has consolidated three of its former warehouses into this new facility.

     We believe our facilities are suitable and adequate for our current level of operations.

ITEM 3.  Legal Proceedings

ATTORNEY GENERALS OF NEW YORK AND ILLINOIS

     On September 6, 2002, we entered into an agreement with the Attorneys General of New York and Illinois governing our future conduct with retailers relating to our indoor electric grills. The agreement was approved on May 30, 2003 by the United States District Court of the Southern District of New York. Under the agreement, we made payments totaling $4.5 million in 2003 and are required to make an additional $3.5 million payment in 2004.

APPLICA

     During the first quarter, we settled all amounts due to Applica, Inc. pursuant to a settlement agreement effective on June 21, 2002. This resulted in the cancellation of the $15 million Junior Subordinated note that the Company issued to Applica in 1998.

ENVIRONMENTAL

     The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four of our sites. Although such costs could exceed that amount, we believe any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

OTHER

     We received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing us of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with our development and marketing of the One:One single serve coffee maker. On August 14, 2003, we filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that we have not infringed the alleged trade secret rights of Philips and have not tortiously interfered with the contractual relationship between Philips and E&E.

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

ITEM 4.  Submissions of Matters to a Vote of Security Holders

     None

ITEM 4A.  Executive Officers of the Registrant

     Our executive officers and their respective ages as of September 17, 2003, are as follows:

NAME                                        AGE    POSITION
---------------------------------------------------------------------------------------------
David C. Sabin                              53     Chairman
Leonhard Dreimann                           55     Chief Executive Officer
William B. Rue                              56     President and Chief Operating Officer
David M. Mulder                             42     Executive Vice President, Chief
                                                   Administrative Officer and Senior
                                                   Financial Officer

     DAVID C. SABIN has served as Chairman of the Company since September 1991 and has served as Secretary and a director of the Company since its inception in August 1988 and is a founder of the Company.

     LEONHARD DREIMANN has served as Chief Executive Officer and a director of the Company since its inception in August 1988 and is a founder of the Company. From 1988 to July 1998, Mr. Dreimann served as President of the Company. From 1987 to 1988, Mr. Dreimann served as president of the Company's predecessor Salton, Inc., a wholly-owned subsidiary of SEVKO, Inc. Prior to 1987, Mr. Dreimann served as managing director of Salton Australia Pty. Ltd., a distributor of Salton brand kitchen appliances.

     WILLIAM B. RUE has been a director of the Company since August 1998. Mr. Rue has served as President of the Company since August 1998, as Chief Operating Officer of the Company since December 1994 and as Chief Financial Officer and Treasurer of the Company from September 1988 to January 1999. He is also a founder of the Company. From 1985 to 1988, he was Treasurer of SEVKO, Inc. and from 1982 to 1984 he was Vice President-Finance of Detroit Tool Industries Corporation. Prior to that time, Mr. Rue had been employed since 1974 by the accounting firm of Touche Ross & Co.

     DAVID M. MULDER serves as the Executive Vice President, Chief Administrative Officer and Senior Financial Officer. Mr. Mulder is responsible for overseeing corporate finance, U.S. operations, U.S. information technology and U.S. human resources. Prior to joining the Company, Mr. Mulder recently served as Chief Financial and Administrative Officer of KoSa, an international manufacturing company in Houston, Texas. From 1995 to 2000, he held a number of senior level positions at Fruit of the Loom, a consumer products company. Mr. Mulder's most recent position at Fruit of the Loom was a corporate Executive Vice President and the Chief Executive Officer of their European division.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     The registrant's common stock has traded on the New York Stock Exchange under the symbol "SFP" since February 26, 1999. From October 1991 until February 25, 1999, our common stock traded on the NASDAQ National Market under the symbol "SALT." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the New York Stock Exchange.

                                                               HIGH      LOW
----------------------------------------------------------------------------
FISCAL 2003
First Quarter                                                 14.43     7.61
Second Quarter                                                14.40     8.01
Third Quarter                                                 11.60     8.60
Fourth Quarter                                                13.50     8.13

FISCAL 2002
First Quarter                                                 19.35     8.24
Second Quarter                                                20.20     7.96
Third Quarter                                                 23.60    16.76
Fourth Quarter                                                20.66    12.16

DIVIDENDS

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our credit agreement and senior subordinated notes contain restrictions on our ability to pay dividends on our capital stock.

RECENT SALES OF UNREGULATED SECURITIES

     On April 3, 2003, we issued warrants to purchase 50,000 shares of our common stock to a third party serving as our public relations firm. The issuance of the warrants was determined to be exempt from regulation under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

COMMON STOCK

     The Certificate of Incorporation authorizes the issuance of 40,000,000 common shares, par value $0.01 per share. As of September 17, 2003, there were approximately 335 holders of record of our common stock.

PREFERRED STOCK

     The Certificate of Incorporation authorizes the issuance of 2,000,000 preferred shares, par value $0.01 per share.

     We have 40,000 outstanding shares of convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if we breach in any material respect any of our material obligations in the preferred stock agreement or the Certificate of Incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12
 1/2% of the Liquidation Preference as defined below. The payment of dividends is limited by the terms of our credit agreement.

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

     As of September 18, 2003 there were 40,000 shares of the convertible preferred stock outstanding, held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6.  Selected Financial Data

     The following financial data as of and for the fiscal years ended June 28, 2003, June 29, 2002, June 30, 2001, July 1, 2000 and June 26, 1999 have been derived from and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto.

                                                      FIVE-YEAR SUMMARY OF FINANCIAL DATA
                                            --------------------------------------------------------
                                            JUNE 28,    JUNE 29,    JUNE 30,     JULY 1,    JUNE 26,
                                                2003        2002        2001        2000        1999
----------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
STATEMENT OF INCOME:
Net sales                                   $894,908    $922,479    $792,114    $837,302    $506,116
Cost of goods sold                           578,826     544,147     474,256     467,250     285,526
Distribution expenses                         58,475      60,831      49,395      37,639      21,621
----------------------------------------------------------------------------------------------------
  Gross profit                               257,607     317,501     268,463     332,413     198,969
Selling, general, and administrative
  expenses                                   208,203     223,577     156,885     156,749     129,588
Lawsuit settlements, net                          --       2,580          --          --          --
Impairment loss on intangible asset              800          --          --          --          --
----------------------------------------------------------------------------------------------------
  Operating income                            48,604      91,344     111,578     175,664      69,381
Interest expense, net                        (40,204)    (44,431)    (37,732)    (28,761)    (15,518)
Fair market value adjustment on
  derivatives                                  2,516      (2,372)         --          --          --
----------------------------------------------------------------------------------------------------
  Income before income taxes                  10,916      44,541      73,846     146,903      53,863
Income tax expense                             2,685      14,394      27,692      55,087      19,320
Minority interest                                260
----------------------------------------------------------------------------------------------------
Net income                                  $  7,971    $ 30,147    $ 46,154    $ 91,816    $ 34,543
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding    11,152      11,005      11,750      11,221      10,760
Net income per share:
  Basic                                     $   0.71    $   2.74    $   3.93    $   8.18    $   3.21
Weighted average common shares and common
  Equivalent shares outstanding               15,114      15,042      16,065      15,526      14,562
Net income per share:
  Diluted                                   $   0.53    $   2.00    $   2.87    $   5.91    $   2.37
BALANCE SHEET DATA (at period end):
Working capital                             $348,514    $279,519    $310,648    $197,671    $165,936
Total assets                                 812,372     823,927     722,884     564,276     328,316
Total debt(1)                                374,152     460,066     402,713     327,220     214,558
Stockholders' equity                         253,904     245,036     211,497     173,808      50,739

---------------

(1) Excluding $4.6 million in fiscal 2003, $18.2 million in fiscal 2002 and $11.3 million in fiscal 2001 related to the loan notes to Pifco shareholders which were fully cash collateralized and excluding $12.1 million in fiscal 2003, $8.4 million in fiscal 2002 and $(0.5) million in fiscal 2001 related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008.

     Certain prior year information has been reclassified to conform with current year presentation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Salton designs, markets and distributes small home appliances, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence into Western Europe and South Africa through strategic acquisitions and alliances. In addition, we have managed to generate internal international growth and strengthen our domestic product offerings through these acquisitions and alliances.

ACQUISITIONS

     On May 16, 2003 we increased our 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP), a South African Company, to a 52.6% interest for $7.5 million. Due to the increase in ownership, AMAP's results for the period of May 16, 2003 through June 28, 2003 have been consolidated with Salton in accordance with GAAP for financial statement presentation. Prior to May 16, 2003 in accordance with GAAP, our investment in AMAP was accounted for on the equity method and was included in consolidated assets.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting and Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The Company receives allowances from certain vendors through a variety of arrangements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, selling and advertising the vendors' products. Vendor allowances are recognized as a reduction of cost of sales when the purpose for which the vendor funds were intended to be used has been fulfilled. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe adoption of this Statement will have a material impact on its Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are not expected to have a material impact on the Company's Consolidated Financial Statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements issued after January 31, 2003, if certain conditions are met. The Company is not the primary beneficiary of any variable interest entities as of June 28, 2003. Therefore, FIN No. 46 will not impact its financial statements at that date.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective for the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation have been adopted by the Company. The Company does not expect this Statement to have a material impact on the Company's financial position and results of operations.

BASIS FOR PRESENTATION

     The consolidated statement of income and statement of cash flows for the year ended June 28, 2003 and the consolidated balance sheet as of June 28, 2003 include the combined operations of Salton and AMAP, reflecting the additional ownership interest as previously discussed. Accounting principles generally accepted in the United States of America (GAAP) require results for the other years presented, including results of operations and cash flows for the fiscal years ended June 29, 2002 and June 30, 2001 and the consolidated balance sheet as of June 29, 2002 be presented on a historical basis with Salton's investment in AMAP accounted for under the equity method of accounting.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of reporting units with goodwill, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities.

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at June 28, 2003.

     INVENTORY VALUATION -- Our inventories are generally determined using the last-in, first-out (LIFO) cost method. We value our inventory at the lower of cost or market, and regularly review the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, we write down the related inventory to the lower of market or net realizable value. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-offs are required. Changes in consumer purchasing patterns, however, could result in the need for additional write-offs.

     COMMITMENTS AND CONTINGENCIES -- We are subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. We maintain reserves and or accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves and accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

     INTANGIBLE ASSETS -- We record intangible assets through transactions and acquisitions. The cost of acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of June 30, 2002 are not amortized to expense but rather periodically assessed for impairment. Intangible assets that have an indefinite life are also periodically assessed for impairment.

     The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows.

     As of June 28, 2003, the Company prepared estimates of the fair values of those reporting units having recorded goodwill amounts. Such estimates exceeded the carrying values of the reporting units; however, shortfalls in future operating results and/or application of more conservative market assumptions could have an adverse impact on the comparison of fair value to carrying value. If these conditions arise, and a shortfall in fair value versus carrying value results, further analysis of intangibles at the unit level could result in an impairment charge of a material portion of the $27.0 million of goodwill.

YEAR IN REVIEW

     Salton faced a difficult year in the United States market with a labor lockout in the West Coast ports, a disappointing holiday sales season at retail, overstocked retailers and a war driven economic environment. Despite these conditions, we were able to generate net income of $8.0 million for the full year, reduce our indebtedness, net of cash, by $108.0 million and reduce inventories to their lowest level since fiscal 2001.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                                       FISCAL YEAR ENDED
                                                        -----------------------------------------------
                                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
Net sales                                                       100.0%           100.0%           100.0%
Cost of goods sold                                               64.7             59.0             59.9
Distribution expenses                                             6.5              6.6              6.2
-------------------------------------------------------------------------------------------------------
  Gross profit                                                   28.8             34.4             33.9
Selling, general and administrative expense                      23.3             24.2             19.8
Lawsuit settlements, net                                          0.0              0.3              0.0
Impairment loss on intangible asset                               0.1              0.0              0.0
-------------------------------------------------------------------------------------------------------
Operating income                                                  5.4%             9.9%            14.1%
-------------------------------------------------------------------------------------------------------

2003 COMPARED TO 2002

NET SALES AND GROSS PROFIT

     Salton's net sales for 2003 were $894.9 million. This represented a decrease of 6.4% compared to 2002. While overall sales in the domestic market decreased, our strong portfolio of brand names contributed to our success internationally. We experienced significant volume decreases in the domestic market as a result of a disappointing holiday season at retail. This left retailers overstocked during the third quarter of fiscal 2003 further depressing sales. In addition, we experienced a decrease of approximately $37.0 million in net sales attributable to domestic price reductions in an effort to gain long term market presence, an initiative to reduce domestic inventory levels and reduce the number of stock keeping units (SKUs) the Company carries in inventory. These actions occurred primarily in the second half of 2003. These decreases were offset by just over $110.0 million in international sales increases primarily associated with the George Foreman and Russell Hobbs brands, the inclusion of AMAP's sales for the period of May 16, 2003 through June 28, 2003 and the inclusion of a full year of sales under the Look For acquisition, now renamed Salton France.

     Gross profit in 2003 decreased to $257.6 million or 28.8% of net sales as compared to $317.5 million or 34.4% of net sales in 2002 primarily as a result of domestic price and volume reductions discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 23.3% of net sales or $208.2 million in 2003 compared to 24.2% of net sales or $223.6 million for 2002.

     Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 9.8% of net sales or $88.1 million in fiscal 2003 compared to 10.8% of net sales or $99.7 million in fiscal 2002. This decrease is primarily associated with a decline in infomercial advertising partially offset by an increase in direct advertising.

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

     Salton Europe uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. We recognized a pre-tax benefit for an increase in the fair market value of the derivatives of $2.5 million, or $1.8 million net of tax, from foreign exchange contracts that did not qualify as cash flow hedges for accounting purposes in accordance with U.S. GAAP. Unrealized pre-tax losses resulting from foreign exchange contracts that qualified as cash flow hedges were de minimis.

NET INTEREST EXPENSE

     Net interest expense was $40.2 million for fiscal 2003 compared to $44.4 million in fiscal 2002. The decrease is primarily attributable to lower average borrowings under the current and former revolver and term loan agreement and our repayment of certain other obligations existing in 2002. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.9% in fiscal 2003 compared to 8.2% in fiscal 2002. The average amount of all debt outstanding was $428.3 million for fiscal 2003 compared to $485.2 million for fiscal 2002.

INCOME TAXES

     The effective tax rate for federal, state and foreign income taxes were approximately 24.6% in 2003 versus approximately 32.3% in 2002. The Company's income tax rate for 2003 was favorably impacted due to a disproportionately greater amount of income subject to lower foreign tax rates and a taxable loss in the domestic entities. The Company anticipates that in future years, its effective income tax rate will return to that of historical rates.

NET INCOME

     The Company reported net income of $8.0 million or basic earnings per common share of $0.71 per share for the fiscal year 2003 compared with net income of $30.1 million or basic earnings per common share of $2.74 per share for the fiscal year 2002. Net income for 2003 was primarily reduced by a pricing transition in the domestic market partially offset by expansion and internal growth in the international markets.

2002 COMPARED TO 2001

NET SALES AND GROSS PROFIT

     Salton's net sales for 2002 were $922.5 million. This represented an increase of 16.5% compared to 2001. This increase is primarily attributable to increased sales of products under the George Foreman, Stiffel, Toastmaster, Aircore, Farberware, Melitta and other brands. These increases in sales were partially offset by decreases in sales of products under the White-Westinghouse product line, primarily sold to Kmart, as well as reductions primarily in sales of Juiceman, Salton, Maxim and Magic Chef brands. Sales of new product lines, primarily under the Westclox, Spartus, Big Ben and Look For brands and the addition of a full year of sales of product and brand names acquired in connection with Salton Europe, also helped offset the sales decreases. Much of the sales increase occurred in the second and fourth quarters of 2002 with particularly strong sales of products under the George Foreman, Toastmaster, Stiffel and Farberware brands, as well as strong sales of products and brand names acquired in connection with Salton Europe and Westclox. The fourth quarter of fiscal 2001 only included one month of results from Salton Europe.

     Gross profit in fiscal 2002 was $317.5 million or 34.4% of net sales as compared to $268.5 million or 33.9% of net sales in 2001. Cost of goods sold during 2002 decreased to 59.0% of net sales compared to 59.9% in 2001. Gross profit increased slightly, primarily from an increase in distribution expenses, $5.3 million for reserve increases related to certain trade and royalty receivables and $5.3 million associated with the exiting of certain product lines, offset by an improvement in sales of higher priced items with higher gross margins, particularly George Foreman products, Russell Hobbs products and Rejuvenique products and a reduction in sales of White-Westinghouse products which generally have lower gross margins. Gross profit for 2001 was reduced by $8.1 million related to inventory losses, $5.1 million in LIFO charges and $2.0 million related to trade receivables. Distribution expenses increased, as a percentage of sales, due to higher costs of operating our warehouses and increased outside warehouse space added during the year. We consolidated three U.S. west coast warehouses into a new leased facility completed in July 2003. Additionally we incurred a full year of expenses in 2002 related to the operation of Salton Europe. The increase was partially offset by a reduction in freight costs from changing certain customers from prepaid freight to collect freight during the year.

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

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

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

NET INTEREST EXPENSE

     Net interest expense was $44.4 million for fiscal 2002 compared to $37.7 million in fiscal 2001. The increase is primarily attributable to interest expense of $10.5 million related to the $150.0 million senior subordinated debt offering completed in April, 2001, interest expense of $1.4 related to the accretion of the Pifco loan notes and a reduction in interest income of $1.0 million for funds kept on deposit during fiscal 2002, partially offset by a reduction of interest paid of $4.8 million on reduced borrowings under our revolver and term debt and lower rates during fiscal 2002. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordi-nated debt was a weighted average annual rate of 8.24% in fiscal 2002 compared to 9.8% in fiscal 2001. The average amount of all debt outstanding was $485.2 million for fiscal 2002 compared to $369.8 million for fiscal 2001. These increases contributed to higher interest expense and the increased borrowings were used to provide working capital necessary to support the business and make acquisitions.

NET INCOME

     The Company reported net income of $30.1 million or basic earnings per share of $2.74 per share for the fiscal year 2002 compared with net income of $46.2 million or basic earnings per share of $3.93 per share for the fiscal year 2001. Net income for 2002 declined as a result of increased selling, general and administrative expenses, $3.0 million for certain bankruptcies, $2.2 million for exiting certain product lines and $2.6 million for legal settlements.

INCOME TAX EXPENSE

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. In 2003, Salton's operations provided $130.6 million in cash flow, compared with $5.3 million in 2002. This is primarily a result of generating cash through decreased inventories, decreases in accounts receivable and increases in accounts payable. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

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

     We incurred approximately $23.0 million for capital expenditures during fiscal 2003.

REVOLVING CREDIT FACILITY

     On May 9, 2003, we entered into a four-year senior secured revolving credit facility which provides us with the ability to borrow up to $275.0 million (including $10.0 million for letters of credit). Advances under the senior secured credit facility are primarily based upon percentages of eligible accounts receivable and inventories. The credit agreement is secured by all of the tangible and intangible assets of our domestic entities and 65.0% of the capital stock of certain of our foreign subsidiaries.

     As of June 28, 2003, we had borrowed $76.1 under the senior secured revolving credit facility and had approximately $35.8 million available under this facility for future borrowings with an additional $22.7 million reserved for the final payments on the Foreman notes. Subsequent to year end, we made the final installment payment to George Foreman.

     Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities.

     In addition, under our senior secured revolving credit facility, we are required to comply with a minimum domestic and consolidated fixed charge coverage ratio. In addition to the above, under the Credit Agreement, the Company is required to maintain a minimum level of availability of $25.0 million for the period July 1st-December 31st and $35.0 million for the period January 1st-June 30th of any given year. If the Company fails to maintain these minimum availability levels, all proceeds from the sale of collateral (including working capital) shall be deposited for the benefit of the Agent and released to the Company at the discretion and consent of the Required Lenders. No additional payments were required since the inception of the Credit Agreement and none were required in fiscal 2003 and 2002 pertaining to the previous revolving and term debt facilities.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, equaling 3.5% at June 28, 2003; or the Base Rate (Wachovia Bank's prime rate), plus a specified margin, which is determined by our consolidated fixed charge coverage ratio and is 4.0% at June 28, 2003.

SENIOR SUBORDINATED NOTES

     In addition to borrowings under our senior secured revolving credit facility, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due 2008 outstanding (excluding $12.1 million related to the fair value of interest rate swap agreements that have been monetized).

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

OTHER CREDIT FACILITIES

     We maintain credit facilities out of the United States that locally support our foreign subsidiaries operations and working capital requirements. These facilities are at current market rates in those localities and at certain peak periods of the year, are secured by various assets.

COMMITMENTS AND CONTINGENCIES

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                     PAYMENTS DUE BY PERIOD
                                                          --------------------------------------------
                                                           WITHIN                              AFTER 5
                                                 TOTAL     1 YEAR    2-3 YEARS    4-5 YEARS      YEARS
------------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Long-Term Debt                                $378,434    $27,315    $125,000     $226,119     $    --
Short-Term Debt                                     --         --          --           --          --
Capital Lease Obligations                        1,469        596         873           --          --
Operating Leases                                58,766     11,305      15,363       11,459      20,639
------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations            $438,669    $39,216    $141,236     $237,578     $20,639
------------------------------------------------------------------------------------------------------

                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          --------------------------------------------
                                                           WITHIN                              AFTER 5
                                                 TOTAL     1 YEAR    2-3 YEARS    4-5 YEARS      YEARS
------------------------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Legal Settlements(1)                          $  3,850    $ 3,850    $     --     $     --     $    --
Import Letters of Credit(2)                      4,884      4,884          --           --          --
Executive Compensation(3)                        6,000      2,100       3,900           --          --
------------------------------------------------------------------------------------------------------
Total Commercial Commitments                  $ 14,734    $10,834    $  3,900     $     --     $    --
------------------------------------------------------------------------------------------------------

(1) Payments required under certain litigation and Attorney Generals settlement. The Attorney Generals settlement requires us to make one additional payment of $3.5 million on March 1, 2004.

(2) Outstanding letters of credit for inventory purchases.

(3) Executive salaries and bonuses under employment agreements expiring in 2005 and 2006.

FORWARD LOOKING

     We anticipate capital expenditures on an ongoing basis to be approximately 2.0% of net sales.

     We believe that future cash flow from operations based on our current level of operations and anticipated growth, together with our strengthened balance sheet and available borrowings under our senior secured revolving credit facility and other sources of debt funding, will be adequate to meet our anticipated requirements for current capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments. Our anticipated earnings and growth are subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. If unable to do so, we may be required to refinance all or a portion of our existing debt, including the notes, sell assets or obtain additional financing. We cannot assure you that any refinancing would be available or that any sales of assets or additional financing could be obtained.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

                             2004      2005       2006       2007       2008     THEREAFTER    TOTAL     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
FISCAL YEAR 2003
Liabilities:

Foreman note payable        $ 22,750                                                          $ 22,750     $ 22,750
  Average interest rate(3)     8.50%

Long-term debt:
  Fixed rate amount                             $ 125,000             $ 150,000               $ 275,000   $ 285,896
  Average interest rate                            10.75%                12.25%
  Variable rate amount                                     $ 76,119                           $ 76,119     $ 76,119
  Average interest
    rates(1)                                                   3.50%

                             2003      2004       2005       2006       2007     THEREAFTER    TOTAL     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
FISCAL YEAR 2002
Liabilities:

Revolver                    $95,000                                                           $ 95,000   $   95,000
  Average interest rate        5.55%
Foreman note payable        $22,750   $22,750                                                 $ 45,500   $   43,853
  Average interest rate(3)     8.50%     8.50%

Long-term debt:
  Fixed rate amount(2)                                     $125,000                $150,000   $275,000   $  281,954
  Average interest rate                                       10.75%                  12.25%
  Variable rate amount      $18,750   $18,750   $  9,375                                      $ 46,875   $   46,875
  Average interest rates       5.68%

---------------

(1) The variable rate revolving credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) or, at our election, a LIBOR rate plus an applicable margin of 225 basis points.

(2) In fiscal 2002 and 2003, we terminated various interest rate swap contracts on $150 million notional amount of indebtedness resulting in gains from early termination. These gains were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have an interest rate swap agreement in effect as of June 28, 2003.

(3) The Foreman note does not include an interest element. The 8.5% is the estimated interest rate used for calculating the net present value.

     We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedges residual balance sheet exposures. At June 28, 2003, we had forward contracts outstanding for the purchase of $60.0 million over the course of the next twelve months, which had an aggregate fair value of $1.0 million.

ITEM 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM 9A. Controls and Procedures

     The Company's management, including Leonhard Dreimann, Chief Executive Officer and David Mulder, Executive Vice President, Chief Administrative Officer and Senior Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, as of this Annual Report on Form 10-K. Based upon their evaluation, the principal officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's fourth fiscal quarter.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     This table shows information about the securities authorized for issuance under our equity compensation plans as of June 28, 2003.

                                                         (A)                    (B)

                                    NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE
                                    BE ISSUED UPON EXERCISE     EXERCISE PRICE OF
                                    OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,
                                      WARRANTS AND RIGHTS      WARRANTS AND RIGHTS
-----------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders(1)                           1,584,965          $ 8.52
Equity compensation plans not
  approved by security holders(2)                  1,570,175          $21.54
-----------------------------------------------------------------------------------
TOTAL                                              3,155,140          $15.00
-----------------------------------------------------------------------------------

                                                        (C)
                                       NUMBER OF SECURITIES
                                    REMAINING AVAILABLE FOR
                                      FUTURE ISSUANCE UNDER
                                        EQUITY COMPENSATION
                                           PLANS (EXCLUDING
                                       SECURITIES REFLECTED
                                             IN COLUMN (A))
----------------------------------  -----------------------
Equity compensation plans approved
  by security holders(1)                            651,867
Equity compensation plans not
  approved by security holders(2)                   254,348
----------------------------------
TOTAL                                               906,215
----------------------------------

(1) Includes our:

    - 1992 Stock Option Plan

    - 1995 Stock Option Plan

    - 1995 Non-Employee Directors Stock Option Plan

    - 1998 Stock Option Plan

    - 2002 Stock Option Plan

(2) Includes our:

    - 1999 Stock Option Plan

    - 2000 Stock Option Plan

    - 2001 Stock Option Plan

ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)1 AND 2

     An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page 31 hereof.

(A)(3) EXHIBITS:

     An "Exhibit Index" has been filed as part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     The following current reports on Form 8-K were filed during the fourth fiscal quarter of 2003:

          (i) Current Report on Form 8-K dated May 13, 2003, reporting under
     Item 5, Other Events, the announcement of our third quarter results.

          (ii) Current Report on Form 8-K dated May 29, 2003 reporting under
     Item 5, Other Events, an Agreement to have George Foreman assist in promoting Salton Products.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of September, 2003.

                                          SALTON, INC.

                                          By:      /s/ LEONHARD DREIMANN

                                            ------------------------------------
                                                     Leonhard Dreimann
                                                  Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26th, 2003.

SIGNATURE
---------
          /s/ LEONHARD DREIMANN               Chief Executive Officer and Director
------------------------------------------    (Principal Executive Officer)
            Leonhard Dreimann

            /s/ WILLIAM B. RUE                President and Chief Operating Officer and Director
------------------------------------------
              William B. Rue

           /s/ DAVID M. MULDER                Executive Vice President, Chief Administrative
------------------------------------------    Officer and Senior Financial Officer
             David M. Mulder                  (Principal Accounting and Financial Officer)

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

             /s/ FRANK DEVINE                 Director
------------------------------------------
               Frank Devine

           /s/ BERT DOORNMALEN                Director
------------------------------------------
             Bert Doornmalen

                                              Director
------------------------------------------
            Robert A. Bergmann

                                              Director
------------------------------------------
             Bruce G. Pollack

           /s/ BRUCE J. WALKER                Director
------------------------------------------
             Bruce J. Walker

            /s/ STEVEN M. OYER                Director
------------------------------------------
              Steven M. Oyer

                                  SALTON, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED JUNE 28, 2003

                                                                PAGE
Independent Auditors' Report                                     F-1
Consolidated Balance Sheets                                      F-2
Consolidated Statements of Income                                F-4
Consolidated Statements of Stockholders' Equity                  F-6
Consolidated Statements of Cash Flows                            F-8
Notes to Consolidated Financial Statements                      F-10

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

     We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of June 28, 2003 and June 29, 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. as of June 28, 2003 and June 29, 2002 and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and certain identifiable intangible assets in 2003 and its method of accounting for inventory in 2002.

DELOITTE & TOUCHE LLP
Chicago, Illinois
September 23, 2003

SALTON, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 28, 2003 AND JUNE 29, 2002
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2003        2002
----------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                        $ 53,102    $ 31,055
  Accounts receivable, less allowance:
    2003 -- $8,095; 2002 -- $9,346                             198,511     217,468
  Inventories                                                  217,317     244,160
  Prepaid expenses and other current assets                     13,225      11,248
  Prepaid income taxes                                           9,606       2,781
  Deferred income taxes                                         12,825       7,906
----------------------------------------------------------------------------------
         Total current assets                                  504,586     514,618
Property, Plant and Equipment:
  Land                                                           8,585       8,058
  Buildings                                                     16,403      15,210
  Molds and tooling                                             65,519      49,564
  Equipment and office furniture                                40,330      30,973
----------------------------------------------------------------------------------
                                                               130,837     103,805
  Less accumulated depreciation                                (60,867)    (47,255)
----------------------------------------------------------------------------------
Net Property, Plant and Equipment                               69,970      56,550
Patents and Trademarks, Net of Accumulated Amortization        191,963     188,120
Cash in Escrow for Pifco Loan Notes                              4,978      18,676
Goodwill                                                        26,953      24,394
Other Intangibles, Net of Accumulated Amortization, and
  Other Non-current Assets                                      13,922      21,569
----------------------------------------------------------------------------------

TOTAL ASSETS                                                  $812,372    $823,927
----------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

JUNE 28, 2003 AND JUNE 29, 2002
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2003       2002
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt             $ 27,911   $150,101
  Accounts payable                                              73,548     25,364
  Accrued expenses                                              54,613     58,241
  Foreman guarantee                                                 --      1,393
---------------------------------------------------------------------------------
         Total current liabilities                             156,072    235,099
Non-Current Deferred Income Taxes                                8,311      1,076
Senior Subordinated Notes due 2005                             125,000    125,000
Senior Subordinated Notes due 2008, including an adjustment
  of $12,081 and $8,384 to the carrying value related to
  interest rate swap agreements, respectively                  160,896    156,954
Loan Notes to Pifco Shareholders                                    --      4,908
Long Term Debt-Revolving Credit Agreement                       76,119         --
Term Loan and Other Notes Payable                                  873     49,721
Other Long Term Liabilities                                     16,240      6,133
---------------------------------------------------------------------------------
         Total liabilities                                     543,511    578,891
Minority Interest                                               14,957         --
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized, 2,000,000
    shares, 40,000 shares issued
  Common stock, $.01 par value; authorized, 40,000,000
    shares; shares issued and outstanding:
    2003 -- 11,186,905; 2002 -- 10,992,582                         148        146
  Treasury stock -- at cost                                    (67,019)   (67,019)
  Additional paid-in capital                                    96,179     93,557
  Accumulated other comprehensive income                          (982)       745
  Retained earnings                                            225,578    217,607
---------------------------------------------------------------------------------
         Total stockholders' equity                            253,904    245,036
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $812,372   $823,927
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  2003       2002       2001
--------------------------------------------------------------------------------------------
Net sales                                                     $894,908   $922,479   $792,114
Cost of goods sold                                             578,826    544,147    474,256
Distribution expenses                                           58,475     60,831     49,395
--------------------------------------------------------------------------------------------
Gross profit                                                   257,607    317,501    268,463
Selling, general and administrative expenses                   208,203    223,577    156,885
Lawsuit settlements, net                                            --      2,580         --
Impairment loss on intangible asset                                800         --         --
--------------------------------------------------------------------------------------------
Operating income                                                48,604     91,344    111,578
Interest expense, net                                          (40,204)   (44,431)   (37,732)
Fair market value adjustment on derivatives                      2,516     (2,372)        --
--------------------------------------------------------------------------------------------
Income before income taxes                                      10,916     44,541     73,846
Income tax expense                                               2,685     14,394     27,692
Minority interest                                                  260         --         --
--------------------------------------------------------------------------------------------
Net income                                                    $  7,971   $ 30,147   $ 46,154
--------------------------------------------------------------------------------------------
Weighted average common shares outstanding                      11,152     11,005     11,750
Weighted average common and common equivalent shares
  outstanding                                                   15,114     15,042     16,065
Net income per common share: basic                            $   0.71   $   2.74   $   3.93
--------------------------------------------------------------------------------------------
Net income per common share: diluted                          $   0.53   $   2.00   $   2.87
--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      (This page intentionally left blank)

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30,2001, JUNE 29, 2002 AND JUNE 28, 2003
(IN THOUSANDS)

                                                     COMMON        PREFERRED
                                                     SHARES         SHARES       COMMON    PREFERRED
                                                   OUTSTANDING    OUTSTANDING    STOCK       STOCK
----------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 2000                                11,352                40     $135     $
Net income
    Other comprehensive income:
    Minimum pension liability net of tax of $314
    Foreign currency translation
         Total comprehensive income
  Issuance of common stock                              930                          9
  Stock options exercised                                24
  Foreman Additional Liability
  Treasury Stock Repurchase                            (942)
----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                               11,364                40      144
  Net income
  Other comprehensive income:
  Minimum pension liability net of tax of $719
  Derivative liability net of tax of $339
Foreign currency translation
    Total comprehensive income
Issuance of common stock                                167                          2
Stock options exercised                                  17
Foreman Additional Liability                           (456)
Treasury Stock Repurchase                               (99)
----------------------------------------------------------------------------------------------------
BALANCE, JUNE 29, 2002                               10,993                40      146
----------------------------------------------------------------------------------------------------
  Net income
  Other comprehensive income:
  Minimum pension liability net of tax of $4,546
  Derivative liability net of tax of $4
Foreign currency translation
    Total comprehensive income
Issuance of common stock                                185                          2
Stock options exercised                                   9
Stock warrants issued
Foreman Additional Liability
----------------------------------------------------------------------------------------------------
BALANCE, JUNE 28, 2003                               11,187                40     $148
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                           ACCUMULATED
    ADDITIONAL                                OTHER            TOTAL            TOTAL
       PAID IN    RETAINED    TREASURY    COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
       CAPITAL    EARNINGS     STOCK      INCOME (LOSS)       EQUITY           INCOME
-----------------------------------------------------------------------------------------
     $ 62,572     $141,306    $(30,211)      $     6         $173,808
                    46,154                                     46,154          $46,154
                                                (523)            (523)            (523)
                                                (657)            (657)            (657)
                                                                               -------
                                                                               $44,974
                                                                               -------
       29,465                                                  29,474
          265                                                     265
      (19,370)                                                (19,370)
                               (17,654)                       (17,654)
-----------------------------------------------------------------------------------------
       72,932      187,460     (47,865)       (1,174)         211,497
                    30,147                                     30,147          $30,147
                                              (1,198)          (1,198)          (1,198)
                                                (639)            (639)            (639)
                                               3,756            3,756            3,756
                                                                               -------
                                                                               $32,066
                                                                               -------
        2,473                                                   2,475
          175                                                     175
       17,977                  (18,029)                           (52)
                                (1,125)                        (1,125)
-----------------------------------------------------------------------------------------
       93,557      217,607     (67,019)          745          245,036
-----------------------------------------------------------------------------------------
                     7,971                                      7,971          $ 7,971
                                             (10,351)         (10,351)         (10,351)
                                                 (10)             (10)             (10)
                                               8,634            8,634            8,634
                                                                               -------
                                                                               $ 6,244
                                                                               -------
        1,648                                                   1,650
           72                                                      72
          136                                                     136
          766                                                     766
-----------------------------------------------------------------------------------------
     $ 96,179     $225,578    $(67,019)      $  (982)        $253,904
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
(IN THOUSANDS)

                                                                  2003       2002       2001
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  7,971    $30,147    $46,154
  Adjustments to reconcile net income to net cash from
    operating activities:
    Imputed interest on note payable and other non-cash
     items                                                        (148)     6,045      6,033
    Deferred income tax (benefit) provision                      5,846     (3,779)     1,524
    Fair value adjustment for derivatives                       (2,516)     2,372         --
    Foreign currency gains and losses                             (675)       450         --
    Legal settlements                                               --      2,580         --
    Depreciation and amortization                               17,830     30,649     23,594
    Impairment loss on intangible asset                            800         --         --
    Gain on sale of investment                                      --       (200)        --
    Loss on disposal of equipment                                  650         --        423
    Equity in net income of investees                             (983)      (761)      (292)
    Minority interest                                              260         --         --
    Purchase reduction of note payable and other noncash
     items                                                          --         --      2,777
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                         39,139    (28,827)   (46,259)
    Inventories                                                 59,915    (47,617)    42,757
    Prepaid expenses and other current assets                      994     (2,942)       238
    Accounts payable                                            25,074    (11,782)    (4,977)
    Taxes payable                                               (6,096)    12,870    (23,448)
    Accrued expenses                                           (17,501)    16,123     (4,451)
--------------------------------------------------------------------------------------------
      Net cash from operating activities                       130,560      5,328     44,073
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (23,009)   (16,252)    (9,557)
  Decrease (increase) in other non-current assets                  167       (974)   (13,422)
  Proceeds from sale of investment                                  --        501         --
  Additional payment for patents and trademarks                (23,873)   (18,029)    (2,043)
  Additions to intangibles, patents and trademarks                  --    (20,717)    (9,382)
  Acquisition of majority interest/businesses, net of cash
    acquired                                                    (1,637)    (7,314)   (63,561)
--------------------------------------------------------------------------------------------
      Net cash from investing activities                       (48,352)   (62,785)   (97,965)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from revolving line of credit
    and other debt                                             (18,881)    72,231    (48,065)
  Repayment of long-term debt                                  (47,445)   (18,807)   (73,624)
  Proceeds from long-term debt                                      --         --     75,000
  Proceeds from senior subordinated debt                            --         --    148,284
  Costs associated with refinancing                             (2,807)    (1,115)    (7,798)
  Common stock issued                                               74        175        265
  Proceeds from termination of Swap transaction                  8,058      8,146         --
  Purchase of treasury stock                                        --     (1,125)   (17,654)
--------------------------------------------------------------------------------------------
      Net cash from financing activities                       (61,001)    59,505     76,408
--------------------------------------------------------------------------------------------
  The effect of exchange rate changes on cash                      840     (1,090)       (25)
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       22,047        958     22,491
CASH, BEGINNING OF YEAR                                         31,055     30,097      7,606
--------------------------------------------------------------------------------------------
CASH, END OF YEAR                                             $ 53,102    $31,055    $30,097
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                  $ 38,381    $37,407    $28,039
    Income taxes, net of refunds                                 2,964      6,640     50,716

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001
(IN THOUSANDS EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In the quarter ended June 28, 2003, the Company issued a common stock purchase warrant valued at $136 to a third party for 50,000 shares of the Company's common stock.

     In the quarter ended March 29, 2003, the Company incurred a capital lease obligation of $260.

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

     In the quarter ended September 30, 2000, Salton acquired trademarks, other intellectual property and molds of the Stiffel Company for $6,500. The purchase was paid by the issuance of 200,000 shares of Salton, Inc. common stock. In addition, the Company reached an agreement to satisfy $22,750 of payment obligations incurred in connection with its acquisition of the George Foreman name by issuing 621,161 shares of Salton, Inc. common stock. In the quarter ended December 30, 2000, the Company increased its investment in an unconsolidated affiliate approximately 10% by issuing 109,000 shares of Salton, Inc. common stock. In the quarter ended March 31, 2001, in accordance with the Stiffel purchase agreement, Salton paid $2,043 under the guarantee provision to make up for the shortfall between the $6,500 purchase price and the proceeds from the sale of the 200,000 shares. In July 2001, to satisfy the $20,000 guarantee to George Foreman, the Company took back 456,175 of the 546,075 shares issued to him on September 30, 2000 and paid him cash of $18,000 which was net of the proceeds from the sale of the remaining shares previously issued to him. Also, the Company determined it intends to pay the other venture participants in cash for the stock price guarantee related to the 75,086 shares issued to them on September 30, 2000. As of June 29, 2002, the guarantee liability to the other venture participants was $1.4 million.
See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 28, 2003, JUNE 29, 2002, AND JUNE 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small appliances, home decor and personal care products. Our product mix includes a broad range of small kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton, George Foreman, Westinghouse, Toastmaster, Melitta, Russell Hobbs, Farberware, Ingraham and Stiffel. We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

     Principles of Consolidation -- The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

     Fiscal Year -- The Company's fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

     FISCAL YEAR        YEAR ENDED    WEEKS
-------------------------------------------
        2003           June 28, 2003   52
        2002           June 29, 2002   52
        2001           June 30, 2001   52

     Reclassifications -- Certain reclassifications have been made to prior year financial statements and the notes to conform with current year presentation.

     Use of Estimates -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of reporting units with goodwill, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization.

     Allowance for Doubtful Accounts -- The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company assesses the credit worthiness of customers based on multiple sources of information and analyzes such factors as historical bad debt experiences, publicly available information regarding customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. The Company's calculation is then reviewed by management to assess whether, based on economic events, additional analyses are required to appropriately estimate losses.

     Inventories -- The Company's inventories are generally determined using the last-in, first-out (LIFO) cost method. The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to determine slow-moving and obsolete inventories to determine if additional write-offs are required. Cost is determined by the last-in, first-out (LIFO) method for approximately 67.0% and 80.0% of the Company's inventories as of 2003 and 2002, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 2 "Change in Accounting Method" and Note 4 "Inventories."

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

ASSET CATEGORY                                                  USEFUL LIFE (IN YEARS)
--------------------------------------------------------------------------------------
Buildings                                                                     10 to 50
Molds and tooling                                                               3 to 5
Equipment and Office furniture                                                 3 to 10

     Patents, Trademarks and Other Identifiable Intangible Assets -- The identifiable intangible assets of the Company are primarily trademarks acquired in transactions and business combinations. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" at the beginning of 2003. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 17, which required that all identifiable intangibles be amortized by systematic charges to income over the period expected to benefit.

     The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

     Goodwill -- Under the provisions of SFAS No. 142, goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of APB Opinion No. 17, which required that goodwill be amortized by systematic charges to income over the period expected to benefit. That period ranged from 10 to 40 years.

     Long-Lived Assets -- Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

     Revenue Recognition -- The Company recognizes revenues when goods are shipped to its customers and title to such goods has been transferred. Provision is made for estimated cost of returns, warranties, and product liability claims.

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

     Income Taxes -- The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management believes will not be realized.

     Stock Based Compensation -- The Company has various stock-based compensation plans which are described more fully in Note 10. The Company accounts for those plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123."

                                                                 2003      2002      2001
-----------------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Net income -- as reported                                     $ 7,971   $30,147   $46,154
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                         (1,994)   (2,728)   (5,507)
-----------------------------------------------------------------------------------------
Net income -- pro forma                                       $ 5,977   $27,419   $40,647
-----------------------------------------------------------------------------------------
Net income per common share: Basic
  As reported                                                 $  0.71   $  2.74   $  3.93
  Pro forma                                                      0.54      2.49      3.46
Net income per common share: Diluted
  As reported                                                    0.53      2.00      2.87
  Pro forma                                                      0.40      1.82      2.53
-----------------------------------------------------------------------------------------

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

     Accounting Pronouncements -- Effective at the beginning of fiscal year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, amortization of goodwill and certain intangible assets ceased. Those assets are now subject to fair-value based impairment tests performed, at a minimum, on an annual basis. In addition, a transitional goodwill and other intangible assets impairment test is required as of the adoption date. These impairment tests are conducted on each business of the Company where goodwill and other intangible assets are recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of fair value for each applicable business to its respective carrying value. For those businesses where the carrying value exceeds fair value, a second step is performed to measure the amount of impairment in existence, if any.

     The Company had approximately $24.4 million of goodwill and $188.1 million of intangible assets with indefinite lives recorded in its consolidated balance sheet at the beginning of fiscal 2003. The Company completed the required transitional impairment tests of goodwill and intangible assets with indefinite lives as of the beginning of fiscal 2003. During the first quarter of fiscal year 2003, the Company recorded an impairment charge of $0.8 million related to the Company's decision to abandon the Welbilt tradename and discontinue the related product line. As of the beginning of fiscal 2003, the Company determined that no other impairment of goodwill or intangible assets with indefinite lives had occurred. The increase in the carrying value of goodwill since June 29, 2002 reflects the impact of changes in foreign currency exchange rates and goodwill recorded in connection with the AMAP acquisition.

     As of June 28, 2003, the Company prepared estimates of the fair values of those reporting units having recorded goodwill amounts. Such estimates exceeded the carrying values of the reporting units, however, shortfalls in future operating results and/or application of more conservative market assumptions could have an adverse impact on the comparison of fair value to carrying value. If these conditions arise, and a shortfall in fair value versus carrying value results, further analysis of intangibles at the unit level could result in an impairment charge of a material portion of the $27.0 million of goodwill.

     In accordance with SFAS No. 142, the effect of the standard is to be reflected prospectively. Supplemental comparative disclosures as if the standard had been adopted retroactively is as follows:

                                                      JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
---------------------------------------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income:
Reported net income                                    $     7,971     $    30,147     $    46,154
Goodwill amortization, net of tax                               --           2,155             438
Indefinite-life intangibles amortization, net of
  tax                                                           --           8,213           6,455
---------------------------------------------------------------------------------------------------
Adjusted net income                                    $     7,971     $    40,515     $    53,047
---------------------------------------------------------------------------------------------------
Basic income per share:
Reported income per basic share                        $      0.71     $      2.74     $      3.93
Add: Goodwill amortization, net of tax per basic
     share                                                      --            0.20            0.04
Indefinite-life intangibles amortization net of tax
  per basic share                                               --            0.75            0.55
---------------------------------------------------------------------------------------------------
Adjusted basic income per share                        $      0.71     $      3.69     $      4.52
---------------------------------------------------------------------------------------------------
Diluted income per share:
Reported income per diluted share                      $      0.53     $      2.00     $      2.87
Add: Goodwill amortization, net of tax per basic
     share                                                      --            0.14            0.03
Indefinite-life intangibles amortization net of tax
  per basic share                                               --            0.55            0.40
---------------------------------------------------------------------------------------------------
Adjusted diluted income per share                      $      0.53     $      2.69     $      3.30
---------------------------------------------------------------------------------------------------

     The Financial Accounting and Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The Company receives allowances from certain vendors through a variety of arrangements. Given the promotional nature of the Company's business, the allowances are generally intended to offset the Company's costs of promoting, selling and advertising the vendors' products. Vendor allowances are recognized as a reduction of cost of sales when the purpose for which the vendor funds were intended to be used has been fulfilled. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe adoption of this Statement will have a material impact on its Consolidated Financial Statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 are not expected to have a material impact on the Company's Consolidated Financial Statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The transitional disclosure requirements of FIN No. 46 take effect immediately and are required in all financial statements issued after January 31, 2003, if certain conditions are met. The Company is not the primary beneficiary of any variable interest entities as of June 28, 2003. Therefore, FIN No. 46 will not impact its financial statements at that date.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective for the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this Statement to have a material impact on the Company's financial position and results of operations. The disclosure requirements in this interpretation have been adopted by the Company.

2. CHANGE IN ACCOUNTING METHOD

     During the fourth quarter of fiscal year 2002, the Company changed its method of accounting for certain inventories (principally Salton branded products) from the first-in, first-out method (FIFO) to the last-in, last-out
(LIFO) method, retroactively effective as of July 1, 2001. The Company believes the new method is preferable because the LIFO method of valuing inventories more closely matches current costs and revenues in periods of price level changes. This change was also made to apply a consistent method of inventory valuation for all domestic inventories. During fiscal 2002, the integration of processes and systems for domestic inventories was completed. As such, continued separate tracking for FIFO and LIFO valuation purposes would be without business or economic substance. The change results in substantially all of the Company's domestic inventories being accounted for on the LIFO method.

     The net effect of this change was to decrease net income by $0.4 million, or $0.03 per diluted share. It is not possible to determine the pro forma effect of retroactive application of the change for prior periods. It is not possible to determine the cumulative effect of the change on retained earnings at July 1, 2001 or the pro forma effect of retroactive application of the change for prior periods.

3. ACQUISITIONS AND ALLIANCES

     On May 16, 2003 the Company increased its 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP) to a 52.6% interest for $7.5 million. AMAP is a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa. AMAP is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. The Chief Executive Officer and the President and Chief Operating Officer of Salton, Inc. are members of the board of directors for AMAP. AMAP's results for the period of May 16, 2003 through June 28, 2003 have been consolidated with Salton for financial statement presentation. Prior to this increase, the investment was accounted for under the equity method of accounting, and is included in the consolidated financial statements in other assets.

     On May 2, 2001, the Company acquired the stock of Pifco Holdings PLC (Pifco), a United Kingdom based producer and marketer of personal care appliances, electrical hardware, cookware and battery operated products (the Pifco Acquisition). The Company paid Pifco shareholders $4 per share, for a total purchase price of approximately $75.0 million. In addition, acquisition related expenses of $4.3 million were included in the purchase price. The acquisition was accounted for as a purchase.

     Approximately $17.7 million of the purchase price was paid by issuing loan notes (the Loan Notes) in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company and recorded as an escrow asset as of June 28, 2003 and June 29, 2002. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The Loan Notes have been recorded at their net present value, or $4.6 million as of June 28, 2003 and $18.2 million as of June 29, 2002. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002. On July 1, 2002, $13.3 million of the Loan Notes were redeemed by shareholders. It is assumed that the balance will be redeemed on their third anniversary, June 30, 2004.

     The operating results of Pifco have been included in the consolidated statements of earnings from the date of acquisition and included sales of approximately $7.2 million and net income of approximately $0.3 million for fiscal 2001.

     In fiscal 2002, Pifco was renamed Salton Europe.

     In the quarter ended December 25, 1999, Salton acquired, effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.8 million is payable in five annual cash installments, and the remaining $23.8 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. The first cash installment of $22.8 million was paid during the first half of fiscal 2000. In connection with the transaction Salton issued a five-year $91.0 million non-interest bearing subordinated promissory note which as of June 28, 2003, has a remaining balance of $22.8 million.

     On July 2, 2001, the Company took back 456,175 of the 546,075 shares issued to George Foreman on September 7, 2000 and paid him $18.0 million. This payment, which represented $20.0 million less the proceeds George Foreman received from the sale on the open market of shares previously issued to him, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable to George Foreman. According to the terms of the agreement, as of July 2003, the Company had paid the remaining installments due under the note payable to George Foreman.

     In fiscal 2002, the Company acquired the trademarks, certain rights and patents and other intellectual property, assets and molds of the Westclox, Big Ben and Spartus brands for $9.8 million; acquired the worldwide manufacturing, distribution and intellectual property rights in connection with certain food grilling products for grilling products for $15.0 million; and formed a wholly-owned subsidiary, Icebox, LLC, to design and develop next generation kitchen products and e-commerce solutions. Icebox, LLC took title to tangible and intangible assets of Coachmaster International Corporation (CMI), which were pledged as collateral by CMI in connection with $12.5 million of loans made by the Company, and upon which the Company had foreclosed.

4.  INVENTORIES

     A summary of inventories is as follows:

                                                              JUNE 28, 2003   JUNE 29, 2002
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Raw materials                                                      $ 11,943        $  4,545
Work-in-process                                                          81           3,391
Finished goods                                                      205,293         236,224
-------------------------------------------------------------------------------------------
Total                                                              $217,317        $244,160
-------------------------------------------------------------------------------------------

     If the first-in, first-out (FIFO) method of inventory valuation had been used to determine cost for 100.0% of the Company's inventories, FIFO would approximate carrying value at June 28, 2003. Inventories would have been $0.4 million higher at June 29, 2002. During the fourth quarter of fiscal year 2002, the Company recorded a reduction in inventory of $4.6 million associated with exiting certain product lines.

5.  REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

     Revolving Credit Facility -- On May 9, 2003, the Company replaced its revolving and term debt facilities with a new four-year senior secured revolving credit facility (the Credit Agreement) that provides the ability to borrow up to $275.0 million (including $10.0 million for letters of credit). As of June 28, 2003, the Company had borrowings of $76.1 million outstanding under this facility. Available borrowings under the Credit Agreement are primarily based upon percentages of eligible accounts receivable and inventories. As of June 28, 2003, the Company had $35.8 million available for future borrowings, net of $22.7 million reserved for the final payments on the Foreman notes. Typically, given the seasonal nature of Salton's business, borrowings and availability tend to be highest in mid-Fall and early Winter. The Credit Agreement is secured by all of the tangible and intangible assets of domestic entities and 65.0% of the capital stock of certain foreign subsidiaries.

     The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. In addition, under the Credit Agreement, the Company is required to comply with a consolidated and U.S. fixed charge coverage ratio. At June 28, 2003, the Company was in compliance with the covenants described above. At June 28, 2003, the rate plus applicable margin on the Credit Agreement was 3.50% for LIBOR rate loans and 4.00% for Base (Prime) rate loans.

     Information regarding borrowings under the Credit Agreement and the previous revolving credit agreement is as follows:

                                                              JUNE 28, 2003   JUNE 29, 2002
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Balance at end of fiscal period                                  $76,119         $95,000
Interest rate at end of fiscal period                               3.50%           5.09%
Maximum amount outstanding at any month-end                      145,000         151,000
Average amount outstanding                                        99,788          96,154
Weighted average interest rate during fiscal period                 4.99%           5.55%
Outstanding letters of credit at end of fiscal period              4,884           2,789
Unused letters of credit at end of the fiscal period               5,116          22,211

     Senior Subordinated Notes -- On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes (the 2005 Subordinated Notes) due 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At June 28, 2003, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

     On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the 2008 Subordinated Notes) due 2008. Proceeds of the 2008 Subordinated Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (see Note 3 Acquisitions and Alliances). The 2008 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At June 28, 2003, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

     Long-term debt matures as follows:

                                                                                    FOREMAN
                                  SUBORDINATED   PIFCO LOAN      CREDIT   CAPITAL      NOTE
FISCAL YEAR ENDED                        NOTES        NOTES   AGREEMENT    LEASES   PAYABLE      TOTAL
------------------------------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
2004                              $         --   $    4,565   $      --   $   596   $22,750   $ 27,911
2005                                        --           --          --       873        --        873
2006                                   125,000           --          --        --        --    125,000
2007                                        --           --      76,119        --        --     76,119
2008                                   150,000           --          --        --        --    150,000
Thereafter                                  --           --          --        --        --         --
                                  ------------   ----------   ---------   -------   -------   --------
                                  $    275,000   $    4,565   $  76,119   $ 1,469   $22,750    379,903
                                  ------------   ----------   ---------   -------   -------
Less current maturities                                                                        (27,911)
                                                                                              --------
                                                                                              $351,992
                                                                                              --------

     The recorded balance of the 2008 Subordinated Notes includes the following components:

                                                              JUNE 28, 2003   JUNE 29, 2002
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Principal balance                                                  $150,000        $150,000
Fair value adjustment for terminated swap                            12,081           8,146
Fair value adjustment for current swap                                   --             238
Unamortized discount                                                 (1,185)         (1,430)
-------------------------------------------------------------------------------------------
Recorded balance                                                   $160,896        $156,954
-------------------------------------------------------------------------------------------

     In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 100% of insurance and condemnation proceeds (over $1.0 million with regard to proceeds relating to fixed assets). All such amounts are applied to the reduction of loans under the Credit Agreement. In addition to the above, under the Credit Agreement, the Company is required to maintain a minimum level of availability of $25.0 million for the period July 1st-December 31st and $35.0 million for the period January 1st-June 30th of any given year. If the Company fails to maintain these minimum availability levels, all proceeds from the sale of collateral (including working capital) shall be deposited for the benefit of the Agent and released to the Company at the discretion and consent of the Required Lenders. No additional payments were required since the inception of the Credit Agreement and none were required in fiscal 2003 and 2002 pertaining to the previous revolving and term debt facilities.

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company's European subsidiary uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the British pound.

     When entered into, these financial instruments are designated as hedges of underlying exposures. When a high correlation between the hedging instrument and the underlying exposure being hedged exists, fluctuations in the value of the instruments are offset by changes in the value of the underlying exposures.

     The estimated fair values of derivatives used to hedge or modify the Company's risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedging transactions and investments and to the overall reduction in the Company's exposure to adverse fluctuations in interest rates and foreign exchange rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company's exposure from its use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or exchange rates.

     INTEREST RATE MANAGEMENT -- At June 30, 2001, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in June 2002 resulting in a gain of $8.1 million. At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million, including a gain of $4.4 million. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the second quarter of fiscal 2003, resulting in the receipt of $2.0 million, including a gain of $1.8 million. The gains from early termination of the swap contracts were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have an interest rate swap agreement in effect as of June 28, 2003.

     FOREIGN CURRENCY MANAGEMENT -- All foreign exchange contracts have been recorded on the balance sheet at fair value of $1.0 million classified within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was de minimis. The changes in the fair value of contracts that do not qualify as foreign currency cash flow hedges of $2.5 million were recorded through earnings. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2004. At June 28, 2003, the Company's European subsidiary had foreign exchange contracts for the purchase of 60.0 million U.S. dollars.

7. SHAREHOLDER'S EQUITY

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

     In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Convertible Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the Liquidation Preference), before any distribution is made to the holders of any Salton common stock or any other of its capital stock ranking junior as to liquidation rights to the convertible preferred stock.

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

     On April 3, 2003, the Company issued a common stock purchase warrant to a third party for 50,000 shares of the Company's common stock at a price of $10.50. The warrant can be exercised in full at any time prior to the expiration date of April 3, 2005.

     Accumulated other comprehensive income is comprised of the following:

                                                              JUNE 28, 2003   JUNE 29, 2002
-------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Minimum pension liability                                          $(12,072)        $(1,721)
Derivative liability                                                   (649)           (639)
Foreign currency translation                                         11,739           3,105
-------------------------------------------------------------------------------------------
  Accumulated other comprehensive income                              $(982)           $745
-------------------------------------------------------------------------------------------

8. EARNINGS PER SHARE

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net Income(1)                                             $       7,971   $      30,147   $      46,154
Average common shares outstanding                                11,152          11,005          11,750
Earnings per share-basic                                  $        0.71   $        2.74   $        3.93
Dilutive stock equivalents                                        3,962           4,037           4,315
Average common and common equivalent shares outstanding          15,114          15,042          16,065
Earnings per share-diluted                                $        0.53   $        2.00   $        2.87
-------------------------------------------------------------------------------------------------------

(1) Net income is the same for purposes of calculating basic and diluted EPS.

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at June 28, 2003, June 29, 2002, and June 30, 2001 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options and warrants to purchase 1,288,010 shares of common stock at a price range of $10.44 to $37.00 per share, 643,572 shares of common stock at a price range of $17.50 to $37.00 per share and 486,293 shares of common stock at a price range of $27.38 to $37.00 per share were outstanding at June 28, 2003, June 29, 2002 and June 30, 2001, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

9. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan that covers eligible domestic employees. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. The Company's total matching contributions were approximately $0.5 million, $0.5 million, and $0.6 million, in fiscal 2003, 2002 and 2001, respectively.

     The Company has two defined benefit plans that cover substantially all of the domestic employees of Toastmaster as of the date the plans were curtailed. Substantially all Salton Europe employees are eligible to participate in a contributory defined benefit plan. Pension benefits are based on length of service, compensation, and, in certain plans, Social Security or other benefits. The Company uses March 31 as the measurement date for determining pension plan assets and obligations. Effective October 30, 1999, the Company's Board of Directors approved the freezing of benefits under the two Toastmaster defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the Toastmaster plans. Effective June 26, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 requires the disclosure of the information presented below:

                                              DOMESTIC          SALTON EUROPE            TOTAL
                                          -----------------   ------------------   ------------------
                                          6/28/03   6/29/02    6/28/03   6/29/02    6/28/03   6/29/02
-----------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of
    year                                  $10,545   $10,135   $ 26,685   $21,780   $ 37,230   $31,915
  Service cost                                168       168        777       840        945     1,008
  Interest cost                               750       747      1,603     1,591      2,353     2,338
  Actuarial loss                            1,489       300      1,635     2,677      3,124     2,978
  Settlement gain                              --        --         --      (163)        --      (163)
  Foreign exchange impact                      --        --      2,304     1,440      2,304     1,440
  Benefits paid and expenses                 (800)     (806)      (988)   (1,480)    (1,788)   (2,286)
-----------------------------------------------------------------------------------------------------
    Benefit obligation at end of year     $12,152   $10,545   $ 32,016   $26,685   $ 44,168   $37,230
-----------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                               $ 9,433   $10,193   $ 19,021   $21,644   $ 28,454   $31,837
  Actual return on plan assets             (1,037)       46     (1,338)   (2,878)    (2,375)   (2,832)
  Employer contribution                        --        --        452       606        452       606
  Plan participant contributions               --        --         62        83         62        83
  Benefits paid from plan assets             (800)     (806)      (988)   (1,480)    (1,788)   (2,286)
  Foreign exchange impact                      --        --      1,484     1,046      1,484     1,046
-----------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of
      year                                $ 7,596   $ 9,433   $ 18,692   $19,021   $ 26,288   $28,454
-----------------------------------------------------------------------------------------------------
Funded status                             $(4,555)  $(1,112)  $(13,324)  $(7,664)  $(17,879)  $(8,775)
Unrecognized net actuarial loss             5,939     2,753     12,787     7,461     18,726    10,215
Employer Contribution April 1st to June
  30th                                         27        --         --        --         27        --
Additional pension liability in excess
  of unrecognized prior service cost       (5,939)   (2,753)   (11,176)       --    (17,115)   (2,753)
-----------------------------------------------------------------------------------------------------
    Accrued pension cost                  $(4,528)  $(1,112)  $(11,713)  $  (202)  $(16,241)  $(1,314)
-----------------------------------------------------------------------------------------------------

                                            DOMESTIC                      SALTON EUROPE                        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Weighted average assumptions:     6/28/03    6/29/02    6/30/01    6/28/03    6/29/02    6/30/01
------------------------------------------------------------------------------------------------
   Discount rate                     6.00%      7.25%      7.50%      5.50%      5.80%       N/A
   Rate of increase in
     compensation                     N/A        N/A        N/A       4.10%      4.20%       N/A
   Expected return on plan
     assets                          9.00%      9.00%      9.00%      7.00%      8.10%       N/A
Components of net periodic
 pension cost:                    6/28/03    6/29/02    6/30/01    6/28/03    6/29/02    6/30/01    6/28/03    6/29/02    6/30/01
---------------------------------------------------------------------------------------------------------------------------------
 Service cost-benefits earned
   during the year               $    168   $    168   $     --   $    777   $    840         --   $    945   $  1,008   $     --
 Interest cost on projected
   benefit obligation                 750         --        737      1,603      1,591         --      2,353      1,591        737
 Actuarial return on plan
   assets                            (816)      (887)    (1,136)    (1,442)    (1,906)        --     (2,258)    (2,793)    (1,136)
 Curtailment and settlement
   gain                                --         --         --         --       (163)        --         --       (163)        --
 Net amortization and deferral        155         54        (49)       300         --         --        455         54        (49)
---------------------------------------------------------------------------------------------------------------------------------
     Net pension expense
       (benefit)                 $    257   $   (665)  $   (448)  $  1,239   $    362   $     --   $  1,496   $   (303)  $   (448)
---------------------------------------------------------------------------------------------------------------------------------

     Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for both plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at June 28, 2003, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

10. STOCK-BASED COMPENSATION

     In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123." As permitted by the statement, the Company continues to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:

                                                                    2003            2002          2001
--------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income -- as reported                                        $7,971         $30,147         $46,154
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                           (1,994)         (2,728)         (5,507)
--------------------------------------------------------------------------------------------------------
Net income -- pro forma                                          $5,977         $27,419         $40,647
--------------------------------------------------------------------------------------------------------
Net income per common share: Basic
  As reported                                                    $ 0.71         $  2.74         $  3.93
  Pro forma                                                        0.54            2.49            3.46
Net income per common share: Diluted
  As reported                                                      0.53            2.00            2.87
  Pro forma                                                        0.40            1.82            2.53

     Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, 1999, 2000, 2001 and 2002 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant, and can vest immediately or up to 3 years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                    2003          2002          2001
----------------------------------------------------------------------------------------------------
Dividend yield                                                      0.00%         0.00%         0.00%
Expected volatility                                                65.78%        65.36%        64.15%
Risk-free interest rate                                             3.53%         4.39%         5.07%
Expected life of options                                      8.00 years    8.00 years    7.56 years

     A summary of the Company's fixed stock options for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, is as follows:

                                               2003                   2002                  2001
                                       --------------------    ------------------    ------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                       SHARES      EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                        (000)         PRICE     (000)       PRICE     (000)       PRICE
-------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       2,276       $17.23      2,164      $17.77     1,688      $17.88
Granted                                  904         9.28        156        9.84       501       17.18
Exercised                                 (9)        8.37        (17)      10.29       (24)      10.91
Expired or Canceled                      (16)                    (27)                   (1)
                                       -----                   -----                 -----
Outstanding at end of year             3,155       $15.00      2,276      $17.23     2,164      $17.77
                                       -----       ------      -----      ------     -----      ------
Options exercisable at end of year     1,991       $15.67      1,848      $16.04     1,599      $16.12
Weighted-average fair value of
  options granted during the year                  $ 6.46                 $ 7.22                $11.37

     The following information summarizes the stock options outstanding at June 28, 2003:

                                                OPTIONS OUTSTANDING
                                               ----------------------                 OPTIONS EXERCISABLE
                                                            WEIGHTED-                 -------------------
                                                              AVERAGE    WEIGHTED-              WEIGHTED-
                                                            REMAINING      AVERAGE                AVERAGE
                                               SHARES     CONTRACTUAL     EXERCISE    SHARES     EXERCISE
RANGE OF EXERCISE PRICES                        (000)    LIFE (YEARS)        PRICE     (000)        PRICE
---------------------------------------------------------------------------------------------------------
$0.583 - $1.667                                  234         1.86          $1.63        234       $1.63
$2.292 - $5.833                                   32         3.93           5.20         32        5.20
$6.333 - $10.44                                1,381         7.83           8.77        503        8.34
$13.917 - $17.50                                 745         6.76          15.11        745       15.11
$18.95 - $37.00                                  763         6.54          30.69        477       31.92
                                               -----                                  -----
$0.583 - $37.00                                3,155          N/A                     1,991
                                               -----                                  -----

11. RELATED PARTY TRANSACTIONS

     The Company purchased inventory from Applica, Inc. of $0.0 million and $3.0 million, in fiscal years ended June 28, 2003 and June 29, 2002, respectively. Applica owned shares of Salton common stock until July 1998 at which time the Company repurchased the shares.

     The Company purchased inventory from Markpeak, Ltd. (Markpeak), a Hong Kong company, including commissions, of $0.0 million and $0.1 million, in fiscal years 2003 and 2002, respectively. The Company had a receivable from Markpeak of $0.0 million and $19.2 million at June 28, 2003 and June 29, 2002, respectively. The Company owed Markpeak $3.6 million at June 28, 2003, June 29, 2002 and June 30, 2001, respectively. Markpeak acts as a buying agent on behalf of the Company with certain suppliers in the Far East. A director of the Company is the former managing director of Markpeak. The Company paid Shapiro, Devine, Craparo, Inc.
(SDC), a manufac-
turers representative firm, commissions of $0.3 million, $0.5 million, $0.5 million, in fiscal 2003, 2002 and 2001, respectively. A director of the company was a co-founder of SDC and as of January 1, 2003 is no longer associated with SDC. Therefore, SDC will no longer be considered a Related Party. The Company did not owe any current commissions at June 28, 2003. The company owed $0.0 million and $0.1 million for current commissions at June 28, 2003 and June 29, 2002.

12. COMMITMENTS AND CONTINGENCIES

     LEASES -- The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $11.5 million, $9.1 million, and $8.4 million for the fiscal years ended June 28, 2003, June 29, 2002, and June 30, 2001, respectively. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method of the term of the lease.

     The future minimum rental commitments as of June 28, 2003 were as follows:

FISCAL YEAR ENDED

                                                              OPERATING LEASES    CAPITAL LEASES
------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
2004                                                            $    11,305        $       596
2005                                                                  8,262                951
2006                                                                  7,101                 --
2007                                                                  6,511                 --
2008                                                                  4,948                 --
Thereafter                                                           20,639                 --
------------------------------------------------------------------------------------------------
Total minimum lease payments                                    $    58,766              1,547
                                                                ===========
Less amounts representing interest                                                         (78)
------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                            $     1,469
------------------------------------------------------------------------------------------------

     Present value of net minimum capital lease obligations:

Current portion                                                 $  596
Long term portion                                                  873
----------------------------------------------------------------------
Total obligations                                               $1,469
----------------------------------------------------------------------

     Assets recorded under capital leases are included in Property, Plant and Equipment as follows:

                                                                2003     2002
-----------------------------------------------------------------------------
                                                                     (IN
                                                                 THOUSANDS)
Machinery and equipment                                         $678     $812

     OTHER COMMITMENTS -- The Company has employment agreements with its four executive officers. The first of these agreements to be reviewed for renewal is in June 2005 with the remaining reviews in June 2006. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate commitment for future salaries at June 28, 2003, excluding bonuses, was approximately $6.0 million.

     Salton maintains various licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agree-ments. Total royalties paid under these agreements, were $4.0 million, $8.2 million and $8.0 million in fiscal 2003, 2002 and 2001, respectively.

     WARRANTIES AND OTHER CLAIMS -- The Company generally warrants its products against defects for a period of one to three years. Additionally, credits are issued to customers for damages sustained during shipment, claimed shortages, certain returns of undamaged product, and other general allowances. Segregating all allowances granted by discrete category at times require substantial judgment. Accordingly, a single accrual covering all estimated future claims, returns, and account allowances is recorded when products are shipped. Thus, revenue is recognized based upon management's best estimate of future returns and warranty claims considering the Company's historical experience. Management also periodically reviews doubtful accounts and makes changes to the allowance accordingly. The following table summarizes the changes in the Company's aggregate accrual for returns, allowances and doubtful accounts:

                                                                   CHARGED TO
                                                                   NET SALES,
                                                      BEGINNING     COSTS AND                   ENDING
                                                        BALANCE      EXPENSES    DEDUCTIONS    BALANCE
------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Year Ended June 30, 2001:
  Allowance for returns, allowances and doubtful
    accounts                                          $   7,111    $   47,854    $  (45,742)   $ 9,223
Year Ended June 29, 2002:
  Allowance for returns, allowances and doubtful
    accounts                                          $   9,223    $   56,903    $  (56,780)   $ 9,346
Year Ended June 28, 2003:
  Allowance for returns, allowances and doubtful
    accounts                                          $   9,346    $   32,303    $  (33,554)   $ 8,095

13. LEGAL PROCEEDINGS

ATTORNEY GENERALS OF NEW YORK AND ILLINOIS

     On September 6, 2002, the Company entered into an agreement with the Attorneys General of New York and Illinois governing its future conduct with retailers relating to its indoor electric grills. The agreement was approved on May 30, 2003 by the United States District Court of the Southern District of New York. Under the agreement, the Company made payments totaling $4.5 million in 2003 and are required to make an additional $3.5 million payment in 2004.

APPLICA

     During the first quarter, the Company settled all amounts due to Applica, Inc. pursuant to a settlement agreement effective on June 21, 2002. This resulted in the cancellation of the $15 million Junior Subordinated note that the Company issued to Applica in 1998.

ENVIRONMENTAL

     The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four sites. Although such costs could exceed that amount, the Company believes any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

OTHER

     The Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, the Company filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company has not infringed the alleged trade secret rights of Philips and have not tortiously interfered with the contractual relationship between Philips and E&E.

     The Company is party to various other actions and proceedings incident to its normal business operations. The Company believes the outcome of any litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company also has product liability and general liability insurance policies in amounts believed to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that it could incur claims for which it is not insured.

14. OPERATING SEGMENTS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

PRODUCT INFORMATION -- NET SALES

                                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Small Appliances                                        $     778,636    $     807,799    $     714,125
Home Decor                                                     87,605           85,957           59,793
Personal Care and Wellness Products                            28,667           28,723           18,196
-------------------------------------------------------------------------------------------------------
Total                                                   $     894,908    $     922,479    $     792,114
-------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

                                                                                LONG-LIVED ASSETS
                                                  NET SALES                           AS OF
                                        ------------------------------    ------------------------------
                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 28, 2003    JUNE 29, 2002
--------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
North America                           $     620,109    $     769,307    $     199,226    $     219,721
European Union                                197,710          123,346           78,476           71,248
Other Foreign Countries*                       77,089           29,826           30,084           18,340
--------------------------------------------------------------------------------------------------------
Total                                   $     894,908    $     922,479    $     307,786    $     309,309
--------------------------------------------------------------------------------------------------------

* Other Foreign Countries contains shipments directly imported to customers including customers of North America and European Union.

     Net sales by geographic area are based upon revenues generated from each country's operations. Sales generated from any one foreign geographic area did not exceed 10.0% of net sales for 2001.

     MAJOR CUSTOMERS AND SUPPLIERS -- The Company's net sales in the aggregate to its five largest customers during 2003, 2002 and 2001 were 39.3%, 43.0% and 47.4% of total net sales in these periods, respectively. One customer accounted for 12.5%, 13.9% and 11.7% of total net sales during 2003, 2002 and 2001, respectively, while another customer accounted for 11.9%, 12.0% and 9.4%, for the same respective years.

     In 1997, the Company entered into a major supply contract with Kmart Corporation (Kmart). Under the contract, the Company supplied Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse brand name. Sales to Kmart approximated 2.7%, 5.5% and 10.9%, of total net sales of the Company in 2003, 2002 and 2001, respectively. The contract was terminated by mutual agreement during 2003, after Kmart's bankruptcy filing.

     Although the Company has long-established relationships with many of its customers, it does not have any significant long-term contracts with them. A significant concentration of the Company's business activity is with department stores, mass merchandisers, specialty stores, home shopping networks and warehouse clubs whose ability to meet their obligations to the Company is dependent upon prevailing economic conditions within the retail industry.

     During 2003, 2002 and 2001, one supplier located in China accounted for approximately 33.2%, 32.5% and 35.0% of the Company's product purchases.

15. INCOME TAXES

     Income before income taxes is as follows:

                                                                      FISCAL YEARS ENDED
                                                        -----------------------------------------------
                                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Domestic                                                $     (33,254)   $      15,251    $      52,987
Foreign                                                        44,170           29,290           20,859
-------------------------------------------------------------------------------------------------------
Total                                                   $      10,916    $      44,541    $      73,846
-------------------------------------------------------------------------------------------------------

     Federal, state and foreign taxes were approximately as follows:

                                                                      FISCAL YEARS ENDED
                                                        -----------------------------------------------
                                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Federal
  Current                                               $      (8,436)   $      12,678    $      19,039
  Deferred                                                      1,895           (3,623)           1,271
State
  Current                                                         246            1,503            3,999
  Deferred                                                        338             (156)             253
Foreign
  Current                                                       5,029            3,992            3,130
  Deferred                                                      3,613
-------------------------------------------------------------------------------------------------------
Total                                                   $       2,685    $      14,394    $      27,692
-------------------------------------------------------------------------------------------------------

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                              JUNE 28, 2003    JUNE 29, 2002
--------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts                               $         987    $       1,382
Interest                                                             (1,876)           1,129
Depreciation and amortization                                        (5,303)          (1,353)
Other deferred items, net                                            (1,240)            (297)
Net operating loss carry-forward                                        606              635
Accrued liabilities                                                   5,786            1,404
Inventory reserves and capitalization                                 5,554            3,930
--------------------------------------------------------------------------------------------
Net deferred tax asset                                        $       4,514    $       6,830
--------------------------------------------------------------------------------------------

     Tax benefits from net operating loss carry-forwards will expire by 2019.

     A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                      FISCAL YEARS ENDED
                                                        -----------------------------------------------
                                                        JUNE 28, 2003    JUNE 29, 2002    JUNE 30, 2001
-------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                               35.0%            35.0%            35.0%
Effective state tax rate                                         3.8              1.0              4.2
Earnings of foreign subsidiaries                                 2.9              0.6             (0.1)
Meals and entertainment                                          1.8              0.4              0.2
Other permanent differences                                      3.2              0.7              1.1
Effect of foreign tax rate                                     (24.8)            (6.5)            (3.8)
Other                                                            2.8              1.1              0.9
-------------------------------------------------------------------------------------------------------
Effective income tax rate                                       24.7%            32.3%            37.5%
-------------------------------------------------------------------------------------------------------

     U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd., Salton Europe, and Salton Australia which the Company considers to be permanently invested. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $11.7 million at June 28, 2003.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                                          FIRST        SECOND       THIRD      FOURTH
                                                        QUARTER    QUARTER(1)     QUARTER     QUARTER
-----------------------------------------------------------------------------------------------------
2003(2)
Net Sales                                              $200,052     $339,252     $166,364    $189,240
Gross Profit                                             66,341      111,375       37,341      42,550
Net income                                                3,900       24,970      (12,075)     (8,824)
Earning per share: Basic                                   0.35         2.23        (1.08)      (0.79)
Earning per share: Diluted                                 0.26         1.64        (1.08)      (0.79)

2002(2)
Net Sales                                              $198,350     $318,489     $188,095    $217,545
Gross Profit                                             67,855      113,782       66,793      69,071
Net income                                                7,365       21,186        3,933      (2,337)
Earning per share: Basic                                   0.67         1.93         0.36       (0.21)
Earning per share: Diluted                                 0.49         1.42         0.26       (0.21)

2001(2)
Net Sales                                              $207,246     $262,197     $153,558    $169,113
Gross Profit                                             79,270       97,852       57,203      34,138
Net income                                               21,502       26,579        9,485     (11,412)
Earning per share: Basic                                   1.85         2.19         0.81       (0.99)
Earning per share: Diluted                                 1.35         1.60         0.60       (0.99)

---------------

(1) The Company has historically experienced higher sales in the mid-Fall to early Winter due to holiday sales, which primarily impacts the second quarter.

(2) Total quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

17. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the 12 1/4% senior subordinated notes (see Note 5 Revolving Line of Credit, Letter of Credit and Long-Term Debt) are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of earnings and statements of cash flows for the Subsidiary Guarantors, the Company's non-guarantor subsidiaries and for Salton, Inc.

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                              $     --   $     8,972     $      --     $  8,972   $    44,130    $        --    $    53,102
 Accounts receivable, net of
   allowances                            66       127,888            --      127,954        70,557             --        198,511
 Inventories                          2,110       187,078       (39,676)     149,512        67,805             --        217,317
 Prepaid expenses and other
   current assets                     3,358         3,958            --        7,316         5,909             --         13,225
 Intercompany                       184,039      (152,539)           --       31,500       (31,500)            --             --
 Prepaid income taxes                27,197       (10,494)           --       16,703        (7,097)            --          9,606
 Deferred income taxes                1,938         6,774            --        8,712         4,113             --         12,825
---------------------------------------------------------------------------------------------------------------------------------
     Total current assets           218,708       171,637       (39,676)     350,669       153,917             --        504,586
Property, Plant and Equipment,
 Net of Accumulated Depreciation     15,547        16,854            --       32,401        37,569             --         69,970
Investments in Subsidiaries         441,521        52,585      (494,106)          --            --             --             --
Patents and Trademarks              140,106        16,359            --      156,465        35,498             --        191,963
Cash in escrow for Pifco loan
 notes                                   --            --            --           --         4,978             --          4,978
Goodwill                                 --        18,093            --       18,093         8,860             --         26,953
Other Assets, net                    11,152           172           (11)      11,313         2,609             --         13,922
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                       $827,034   $   275,700     $(533,793)    $568,941   $   243,431    $        --    $   812,372
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt              $ 22,750   $       595     $      --     $ 23,345   $     4,566    $        --    $    27,911
 Accounts payable                      (789)        5,272            --        4,483        69,065             --         73,548
 Accrued expenses                    16,246        11,862            --       28,108        26,505             --         54,613
 Foreman guarantee                       --            --            --           --            --             --             --
---------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities       38,207        17,729            --       55,936       100,136             --        156,072
Non-current Deferred Income
 Taxes                                3,899          (662)           --        3,237         5,074             --          8,311
Senior subordinated notes due
 2005                               125,000            --            --      125,000            --             --        125,000
Senior subordinated notes due
 2008, including an adjustment
 of $12,081 to the carrying
 value related to interest rate
 swap agreements                    160,896            --            --      160,896            --             --        160,896
Loan notes to Pifco shareholders         --            --            --           --            --             --             --
Long-term debt--revolving credit
 agreement                               --        76,119            --       76,119            --             --         76,119
Term loan and other notes
 payable                                 --           281            --          281           592             --            873
Other long term liabilities              --         4,528            --        4,528        11,712             --         16,240
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities              328,002        97,995            --      425,997       117,514             --        543,511
Minority Interest                        --            --            --           --        14,957             --         14,957
Stockholders' Equity                499,032       177,705      (533,793)     142,944       110,960             --        253,904
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity              $827,034   $   275,700     $(533,793)    $568,941   $   243,431    $        --    $   812,372
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET AS OF JUNE 29, 2002
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                              $  2,797   $     7,931     $      --     $ 10,728   $    20,327    $        --    $    31,055
 Accounts receivable                    773       165,446            --      166,219        51,249             --        217,468
 Inventories                          2,395       193,851            --      196,246        47,914             --        244,160
 Prepaid expenses and other
   current assets                     4,499         1,420            --        5,919         5,329             --         11,248
 Intercompany                       211,986      (135,451)           --       76,535       (76,535)            --             --
 Prepaid income taxes                 2,781            --            --        2,781            --             --          2,781
 Deferred income taxes                3,435         3,846            --        7,281           625             --          7,906
---------------------------------------------------------------------------------------------------------------------------------
     Total Current Assets           228,666       237,043            --      465,709        48,909             --        514,618
Property, Plant and Equipment,
 Net of Accumulated Depreciation     19,064        14,204            --       33,268        23,282             --         56,550
Investments in Subsidiaries         375,521        53,355      (428,876)          --            --             --             --
Patents and Trademarks              140,410        16,363            --      156,773        31,347             --        188,120
Cash in escrow for Pifco loan
 notes                                   --            --            --           --        18,676             --         18,676
Goodwill                                 --        18,093            --       18,093         6,301             --         24,394
Other Assets, net                    11,029           534            --       11,563        10,006             --         21,569
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                       $774,690   $   339,592     $(428,876)    $685,406   $   138,521    $        --    $   823,927
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt              $ 22,750   $   114,026     $      --     $136,776   $    13,325    $        --    $   150,101
 Accounts payable                     8,403         3,457            --       11,860        13,504             --         25,364
 Accrued expenses                    21,004        16,035            --       37,039        21,202             --         58,241
 Income taxes payable               (19,518)       12,348            --       (7,170)        7,170             --             --
 Foreman guarantee                    1,393            --            --        1,393            --             --          1,393
---------------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities       34,032       145,866            --      179,898        55,201             --        235,099
Non-Current Deferred Income
 Taxes                                  495          (906)           --         (411)        1,487             --          1,076
Senior Subordinated Notes due
 2005                               125,000            --            --      125,000            --             --        125,000
Senior Subordinated Notes due
 2008, including an adjustment
 of $8,384 to the carrying value
 related to interest rate swap
 agreements                         156,954            --            --      156,954            --             --        156,954
Loan Notes to Pifco Shareholders         --            --            --           --         4,908             --          4,908
Other Long Term Liabilities           5,021         1,112            --        6,133            --             --          6,133
Other Notes Payable                  21,104        28,617            --       49,721            --             --         49,721
---------------------------------------------------------------------------------------------------------------------------------
     Total liabilities              342,606       174,689            --      517,295        61,596             --        578,891
Stockholders' Equity                432,084       164,903      (428,876)     168,111        76,925             --        245,036
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity              $774,690   $   339,592     $(428,876)    $685,406   $   138,521    $        --    $   823,927
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                          $265,173   $    795,847   $   (442,185)  $618,835   $    575,354   $   (299,281)  $    894,908
Cost of Goods Sold                  196,032        621,447       (402,084)   415,395        456,712       (293,281)       578,826
Distribution Expenses                    --         46,903             --     46,903         11,572             --         58,475
---------------------------------------------------------------------------------------------------------------------------------
 Gross Profit                        69,141        127,497        (40,101)   156,537        107,070         (6,000)       257,607
Selling, General and
 Administrative expenses             54,385         98,255           (425)   152,215         61,988         (6,000)       208,203
Lawsuit Settlements, Net                800             --             --        800             --             --            800
---------------------------------------------------------------------------------------------------------------------------------
 Operating Income (Loss)             13,956         29,242        (39,676)     3,522         45,082             --         48,604
Interest Expense, Net               (30,317)        (5,645)            --    (35,962)        (4,242)            --        (40,204)
Fair Market Value Adjustment on
 Derivatives                             --             --             --         --          2,516             --          2,516
Equity in Earnings of
 Subsidiaries                        57,737           (816)       (56,921)        --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Before Income
   Taxes                             41,376         22,781        (96,597)   (32,440)        43,356             --         10,916
Income Tax Expense (Benefit)        (13,479)         7,522             --     (5,957)         8,642             --          2,685
Minority Interest                        --             --             --         --            260             --            260
---------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                 $ 54,855   $     15,259   $    (96,597)  $(26,483)  $     34,454   $         --          7,971
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 29, 2002
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                          $386,156   $    989,913   $   (609,488)  $766,581   $    438,547   $   (282,649)  $    922,479
Cost of Goods Sold                  263,727        806,859       (608,687)   461,899        358,897       (276,649)       544,147
Distribution Expenses                   956         54,425             --     55,381          5,450             --         60,831
---------------------------------------------------------------------------------------------------------------------------------
 Gross Profit                       121,473        128,629           (801)   249,301         74,200         (6,000)       317,501
Selling, General and
 Administrative expenses             93,007         99,490           (801)   191,696         37,881         (6,000)       223,577
Lawsuit Settlements, Net              2,580             --             --      2,580             --             --          2,580
---------------------------------------------------------------------------------------------------------------------------------
 Operating Income (Loss)             25,886         29,139             --     55,025         36,319             --         91,344
Interest Expense, Net               (33,664)        (5,368)            --    (39,032)        (5,399)            --        (44,431)
Fair Market Value Adjustment on
 Derivatives                             --             --             --         --         (2,372)            --         (2,372)
Equity in Earnings of
 Subsidiaries                        36,296           (743)       (35,553)        --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Before Income
   Taxes                             28,518         23,028        (35,553)    15,993         28,548             --         44,541
Income Tax Expense (Benefit)         (1,629)        12,031             --     10,402          3,992             --         14,394
Minority Interest                        --             --             --         --                            --             --
---------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                 $ 30,147   $     10,997   $    (35,553)  $  5,591   $     24,556   $         --         30,147
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 30, 2001
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                          $565,009   $    202,331   $     (3,739)  $763,601   $    242,046   $   (213,533)  $    792,114
Cost of Goods Sold                  314,751        158,345         (3,739)   469,357        212,432       (207,533)       474,256
Distribution Expenses                33,241         15,521             --     48,762            633             --         49,395
---------------------------------------------------------------------------------------------------------------------------------
 Gross Profit                       217,017         28,465             --    245,482         28,981         (6,000)       268,463
Selling, General and
 Administrative expenses            123,027         32,217                   155,244          7,641         (6,000)       156,885
Lawsuit Settlements, Net                 --             --             --         --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
 Operating Income (Loss)             93,990         (3,752)            --     90,238         21,340             --        111,578
Interest Expense, Net               (38,170)           817                   (37,353)          (379)            --        (37,732)
Fair Market Value Adjustment on
 Derivatives                             --             --             --         --             --             --             --
Equity in Earnings of
 Subsidiaries                        15,698            101        (15,799)        --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
 Income (Loss) Before Income
   Taxes                             71,518         (2,834)       (15,799)    52,885         20,961             --         73,846
Income Tax Expense (Benefit)         25,364           (802)            --     24,562          3,130             --         27,692
Minority Interest                        --             --             --         --                            --             --
---------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                 $ 46,154   $     (2,032)  $    (15,799)  $ 28,323   $     17,831   $         --         46,154
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                 $ 54,855   $     15,259   $    (96,597)  $(26,483)  $     34,454   $         --   $      7,971
 Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
   Imputed interest on note
     payable and other non-cash
     items                             (200)            --             --       (200)            52             --           (148)
   Gain on sale of investment            --             --             --         --              0             --             --
   Deferred income tax provision      3,571         (1,652)            --      1,919          3,927             --          5,846
   Fair value adjustment for
     derivatives                         --             --             --         --         (2,516)            --         (2,516)
   Foreign currency transaction
     gains & losses                      --           (675)            --       (675)            --             --           (675)
   Legal settlements                                                   --         --                            --             --
   Depreciation and amortization      8,397          3,672             --     12,069          5,761             --         17,830
   Impairment loss on intangible
     asset                              800             --             --        800             --             --            800
   Loss on disposal of equipment         --            348             --        348            302             --            650
   Equity in income of
     unconsolidated affiliate/                                                    --           (983)            --           (983)
     consolidated subsidiary        (57,737)           816         56,921         --             --             --             --
   Minority Interest                     --             --             --         --            260             --            260
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable                708         38,233             --     38,941            198             --         39,139
     Inventories                        285          6,773         39,676     46,734         13,181             --         59,915
     Prepaid expenses and other
       current assets                 1,142         (2,308)            --     (1,166)         2,160             --            994
     Intercompany                    27,993         17,088             --     45,081        (45,081)            --             --
     Accounts payable                (6,997)         1,815             --     (5,182)        30,256             --         25,074
     Taxes payable                   (3,568)        (1,854)            --     (5,422)          (674)            --         (6,096)
     Accrued expenses               (11,921)        (3,841)            --    (15,762)        (1,739)            --        (17,501)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                   17,328         73,674             --     91,002         39,558             --        130,560
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                (1,327)        (6,307)            --     (7,634)       (15,375)            --        (23,009)
 Decrease (increase) in other
   non-current assets                  (250)            --             --       (250)           417             --            167
 Proceeds from sale of investment        --             --             --         --             --             --             --
 Acquisition of businesses, net
   of cash acquired                      --             --             --         --         (1,637)            --         (1,637)
 Additional payment for patents
   and trademarks                   (23,873)            --             --    (23,873)            --             --        (23,873)
 Additions to intangibles,
   patents and trademarks                --             --             --         --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                  (25,450)        (6,307)            --    (31,757)       (16,595)            --        (48,352)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net (repayments)of revolving
   line of credit and other debt         --        (18,881)            --    (18,881)            --             --        (18,881)
 Repayment of long-term debt             --        (47,445)            --    (47,445)            --             --        (47,445)
 Proceeds from long-term debt            --             --             --         --             --             --             --
 Proceeds from termination of
   Swap transaction                   8,058             --             --      8,058             --             --          8,058
 Costs associated with
   refinancing                       (2,807)            --             --     (2,807)            --             --         (2,807)
 Common stock issued                     74             --             --         74             --             --             74
 Treasury stock purchase                 --             --             --         --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM FINANCING
        ACTIVITIES                    5,325        (66,326)            --    (61,001)            --             --        (61,001)
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                                        --             --         --            840             --            840
Net increase(decrease) in cash
 and cash equivalents                (2,797)         1,041             --     (1,756)        23,803             --         22,047
Cash, beginning of year               2,797          7,931             --     10,728         20,327             --         31,055
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                  $     --   $      8,972   $         --   $  8,972   $     44,130   $         --   $     53,102
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 29, 2002
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                 $ 30,147   $     10,997   $    (35,553)  $  5,591   $     24,556   $         --   $     30,147
 Adjustments to reconcile net
   income (loss) to net cash used
   in operating activities:
   Imputed interest on note
     payable and other non-cash
     items                            4,517             --             --      4,517          1,528             --          6,045
   Gain on sale of investment            --             --             --         --           (200)            --           (200)
   Deferred income tax provision     (1,415)        (2,927)            --     (4,342)           563             --         (3,779)
   Fair value adjustment for
     derivatives                         --             --             --         --          2,372             --          2,372
   Foreign currency transaction
     gains & losses                      --          1,135             --      1,135           (685)            --            450
   Legal settlements                  2,580             --             --      2,580              0             --          2,580
   Depreciation and amortization     20,605          4,938             --     25,543          5,106             --         30,649
   Impairment loss on intangible
     asset                                0             --             --         --              0             --             --
   Loss on disposal of equipment         --             --             --         --              0             --             --
   Equity in income of
     unconsolidated affiliate/                                                    --                            --             --
     consolidated subsidiary        (36,296)           743         35,553         --           (761)            --           (761)
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable            113,770       (125,972)            --    (12,202)       (16,625)            --        (28,827)
     Inventories                     (1,831)       (25,819)            --    (27,650)       (19,967)            --        (47,617)
     Prepaid expenses and other
       current assets                 1,860            301             --      2,161         (5,103)            --         (2,942)
     Intercompany                   (91,147)        56,883             --    (34,264)        34,264             --             --
     Accounts payable                (1,838)          (112)            --     (1,950)        (9,832)            --        (11,782)
     Taxes payable                   (7,402)        17,288             --      9,886          2,984             --         12,870
     Accrued expenses                 8,114          7,150             --     15,264            859             --         16,123
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                   41,664        (55,395)            --    (13,731)        19,059             --          5,328
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                (8,169)        (1,877)            --    (10,046)        (6,206)            --        (16,252)
 Increase in other non-current
   assets                             4,303            792             --      5,095         (6,069)            --           (974)
 Proceeds from sale of investment        --             --             --         --            501             --            501
 Acquisition of businesses, net
   of cash acquired                  (5,300)            --             --     (5,300)        (2,014)            --         (7,314)
 Additional payment for patents
   and trademarks                   (18,029)            --             --    (18,029)            --             --        (18,029)
 Additions to intangibles,
   patents and trademarks           (20,717)            --             --    (20,717)            --             --        (20,717)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                  (47,912)        (1,085)             0    (48,997)       (13,788)            --        (62,785)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds from revolving line
   of credit and other debt          (2,745)        74,976             --     72,231             --             --         72,231
 Repayment of long-term debt             --        (18,807)            --    (18,807)            --             --        (18,807)
 Proceeds from long-term debt            --             --             --         --             --             --             --
 Proceeds from termination of
   Swap transaction                   8,146             --             --      8,146             --             --          8,146
 Costs associated with
   refinancing                       (1,115)            --             --     (1,115)            --             --         (1,115)
 Common stock issued                    175             --             --        175             --             --            175
 Treasury stock purchase             (1,125)            --             --     (1,125)            --             --         (1,125)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM FINANCING
        ACTIVITIES                    3,336         56,169             --     59,505             --             --         59,505
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                       (531)            --             --       (531)          (559)            --         (1,090)
Net increase(decrease) in cash
 and cash equivalents                (3,443)          (311)            --     (3,754)         4,712             --            958
Cash, beginning of year               6,240          8,242             --     14,482         15,615             --         30,097
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                  $  2,797   $      7,931   $         --   $ 10,728   $     20,327   $         --   $     31,055
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 30, 2001
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                $  46,154   $     (2,032)  $    (15,799)  $ 28,323   $     17,831   $         --   $     46,154
 Adjustments to reconcile net
   income (loss) to net cash
   used in operating activities:
   Imputed interest on note
     payable and other non-cash
     items                            6,033             --             --      6,033             --             --          6,033
   Change in deferred taxes           1,524             --             --      1,524                            --          1,524
   Deferred income tax provision                                       --         --                            --             --
   Fair value adjustment for
     derivatives                         --             --             --         --                            --             --
   Foreign currency transaction
     gains & losses                      --                            --         --                            --             --
   Legal settlements                     --             --             --         --             --             --             --
   Depreciation and amortization     17,783          4,699             --     22,482          1,112             --         23,594
   Impairment loss on intangible
     asset                               --             --             --         --             --             --             --
   Loss on disposal of equipment         --            423             --        423             --             --            423
   Equity in income of
     unconsolidated affiliate/                                                    --                            --             --
     consolidated subsidiary        (15,445)          (101)        15,799        253           (545)            --           (292)
   Purchase reduction of note
     payable and other cash
     items                            2,777             --             --      2,777             --             --          2,777
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable            (25,089)       (12,371)            --    (37,460)        (8,799)            --        (46,259)
     Inventories                     37,786          5,957             --     43,743           (986)            --         42,757
     Prepaid expenses and other
       current assets                   437           (149)            --        288            (50)            --            238
     Intercompany                  (103,684)        42,131             --    (61,553)        61,553             --             --
     Accounts payable               (15,077)        (2,368)            --    (17,445)        12,468             --         (4,977)
     Taxes payable                  (19,305)           751             --    (18,554)        (4,894)            --        (23,448)
     Accrued expenses                (2,150)        (1,065)            --     (3,215)        (1,236)            --         (4,451)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                  (68,256)        35,875             --    (32,381)        76,454             --         44,073
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                (7,461)        (1,072)            --     (8,533)        (1,024)            --         (9,557)
 Increase in other non-current
   assets                           (13,422)            --             --    (13,422)            --             --        (13,422)
 Acquisition of businesses, net
   of cash acquired                  (2,820)            --             --     (2,820)       (60,741)            --        (63,561)
 Additional payment for patents
   and trademarks                    (2,043)            --             --     (2,043)            --             --         (2,043)
 Additions to intangibles,
   patents and trademarks            (9,382)            --             --     (9,382)            --             --         (9,382)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                  (35,128)        (1,072)            --    (36,200)       (61,765)            --        (97,965)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds from revolving
   line of credit and other debt         --        (48,065)            --    (48,065)            --             --        (48,065)
 Repayment of long-term debt        (20,003)       (53,621)            --    (73,624)            --             --        (73,624)
 Proceeds from long-term debt            --         75,000             --     75,000             --             --         75,000
 Proceeds from senior
   subordinated notes               148,284             --             --    148,284             --             --        148,284
 Costs associated with
   refinancing                       (7,798)            --             --     (7,798)            --             --         (7,798)
 Common stock issued                    265             --             --        265             --             --            265
 Treasury stock purchase            (17,654)            --             --    (17,654)            --             --        (17,654)
---------------------------------------------------------------------------------------------------------------------------------
     NET CASH FROM FINANCING
       ACTIVITIES                   103,094        (26,686)            --     76,408             --             --         76,408
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                         --             --             --         --            (25)            --            (25)
Net increase(decrease) in cash
 and cash equivalents                  (290)         8,117             --      7,827         14,664             --         22,491
Cash, beginning of year               6,530            125             --      6,655            951             --          7,606
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                 $   6,240   $      8,242   $         --   $ 14,482   $     15,615   $         --   $     30,097
---------------------------------------------------------------------------------------------------------------------------------

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
   -------                        -----------------------
         3.1    Amended and Restated Certificate of Incorporation of
                Registrant, as amended. Incorporated by reference 6 the
                Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002
         3.2    By-laws of the Registrant. Incorporated by reference to the
                Registrant's Registration Statement on Form S-1
                (Registration No. 33-42097)
         3.3    Certificate of Designation for the Series A Convertible
                Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
                28,1998.
         4.1    Specimen Certificate for shares of Common Stock, $.01 par
                value, of the Registrant. Incorporated by reference to the
                Registrant's Registration Statement on Form S-1
                (Registration No. 33-42097)
         4.2    Form of Note for Registrant's 10 3/4% Senior Subordinated
                Notes. Incorporated by reference to the Registrant's
                Registration Statement on Form S-4 (Registration No.
                333-70169)
         4.3    Indenture dated December 16,1998 between Norwest Bank
                National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes.
                Incorporated by reference to the Registrant's Registration
                Statement on Form S-4 (Registration No. 333-70169)
         4.4    Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank
                Minnesota, N.A., as trustee, relating to $250,000,000 in
                aggregate principal amount and maturity of 12 1/4% senior
                subordinated notes due 2008. Incorporated by Reference to
                the Quarterly Report on Form 10-Q for the fiscal quarter
                ended March 31, 2001.
         4.5    Form of Note for Registrant's 12 1/4% senior subordinated
                notes due April 15, 2008. Incorporated by Reference to the
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 31, 2001.
        10.1    Salton/Maxim Housewares, Inc. Stock Option Plan.
                Incorporated by reference to the Registrant's Registration
                Statement on form S-1 (Registration No. 33-42097)
        10.2    Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives.
                Incorporated by reference to the Registrant's Registration
                Statement on Form S-1 (Registration No. 33-42097)
        10.3    Salton/Maxim Housewares, Inc. 1995 Employee Stock Option
                Plan. Incorporated by reference to the Registrant's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                December 30, 1995.
        10.4    Salton/Maxim Housewares, Inc. Non-Employee Directors Stock
                Option Plan. Incorporated by reference to the Registrant's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                December 30, 1995.
        10.7    Asset Purchase Agreement dated July 1, 1996 by and among the
                Registrant, Block China Corporation and Robert C. Block
                Incorporated by reference from the Company's Current Report on Form 8-K dated July 1, 1996.
        10.5    Stock Purchase Agreement dated July 15, 1998 by and among
                the Registrant and Centre Capital Investors III, L.P.,
                Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
                Offshore Investors, L.P., The State Board of Administration
                of Florida, Centre Parallel Management Partners, L.P. and
                Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
                15, 1998.
        10.6    Registration Rights Agreement dated July 15, 1998 by and
                among the Registrant and Centre Capital Investors II, L.P.,
                Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
                Offshore Investors II, L.P., The State Board of
                Administration of Florida, Centre Parallel Management
                Partners, L.P. and Centre Partners Coinvestment, L.P.
                Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.
        10.7    The Salton, Inc. 1998 Employee Stock Option Plan.
                Incorporated by reference to the Registrant's Definitive
                Proxy Statement on Schedule 14A filed on December 2, 1998.
        10.8    Agreement effective as of July 1, 1999 between Salton and
                George Foreman. Incorporated by reference to the
                Registrant's, Current Report on Form 8-K dated December 9,
                1999.

   EXHIBIT
   NUMBER                         DESCRIPTION OF DOCUMENT
   -------                        -----------------------
        10.9    Agreement effective as July 1, 1999 between Salton and Sam
                Perlmutter. Incorporated by reference to the Registrant's,
                Current Report on Form 8-K dated December 9, 1999.
        10.10   Agreement effective as of July 1, 1999 between Salton and
                Michael Srednick Incorporated by reference to the
                Registrant, Current Report on Form 8-K dated December 9,
                1999.
        10.11   The Salton, Inc. 1999 Employee Stock Option Plan.
                Incorporated by reference to the Registrant's Definitive
                Proxy Statement on Schedule 14A filed December 9, 1999.
        10.12   Salton, Inc. 2001 Employee Stock Option Plan. Incorporated
                by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
        10.13   Salton, Inc. 2002 Stock Option Plan. Incorporated by
                reference to Quarterly Report on Form 10-Q for the fiscal
                quarter ended March 30, 2002.
        10.14   License agreement between Westinghouse Electric Corporation and Salton, Inc. Incorporated by reference to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
        10.15   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.16   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.17   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.18   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.19   Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as
                administrative agent and collateral agent and as a co-agent,
                Bank of America, N.A., as syndication agent and
                co-documentation agent and as a co-agent, Banc of America
                Securities LLC, as co-arranger and co-book runner and
                Wachovia Securities, Inc, as co-arranger and co-book runner,
                Bank One, N.A. and Fleet Capital Corporation each as
                co-documentation agents, Salton, Inc., each of Salton's
                subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 29, 2003.
        10.20   Agreement dated as of May 28, 2003, between Salton, Inc. and
                George Foreman. Incorporated by reference to the Current
                Report on Form 8K dated May 29, 2003.
        12(A)   Computation of Ratio of Earnings to Fixed Charges
        21.1    Subsidiaries of the Company
        23.1    Consent of Deloitte & Touche LLP
Exhibit 31.1    Certification by the Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2    Certification by the Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1    Certification by the Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
Exhibit 32.2    Certification by the Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002