Form 10-Q
period 2003-09-27
SALTON INC
filed 2003-11-12
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended September 27, 2003 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From _______ to _______.

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2003, 11,187,291 shares of its $.01 par value Common Stock.

                                                                                            PAGE NO.
                                                                                            --------
PART I                FINANCIAL INFORMATION

          Item 1:     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets - September 27, 2003
                      and June 28, 2003                                                         3

                      Consolidated Statements of Income - Thirteen weeks
                      ended September 27, 2003 and September 28, 2002                           4

                      Consolidated Statements of Cash Flows - Thirteen
                      weeks ended September 27, 2003 and September 28,
                      2002                                                                      5

                      Notes to Consolidated Financial Statements                                6

          Item 2:     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                    15

          Item 3:     Quantitative and Qualitative Disclosures About Market Risk               20

          Item 4:     Controls and Procedures                                                  20

PART II               OTHER INFORMATION

          Item 1:     Legal Proceedings                                                        21

          Item 6:     Exhibits and Reports on Form 8-K                                         21

                      Signature                                                                22

                      Certifications                                                           25

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                SEPTEMBER 27, 2003   JUNE 28, 2003
                                                                ------------------   -------------
ASSETS
CURRENT ASSETS:
 Cash                                                               $   53,693         $   53,102
 Accounts receivable, net of allowances                                242,742            198,511
 Inventories                                                           252,804            217,317
 Prepaid expenses and other current assets                              16,151             13,225
 Prepaid income taxes                                                    3,494              9,606
 Deferred income taxes                                                  12,874             12,825
                                                                    ----------         ----------
     Total Current Assets                                              581,758            504,586
Property, Plant and Equipment, net                                      71,982             69,970
Patents and Trademarks                                                 192,335            191,963
Cash in Escrow for Pifco Loan Notes                                      5,010              4,978
Goodwill                                                                27,029             26,953
Other Assets, net                                                       13,292             13,922
                                                                    ----------         ----------
TOTAL ASSETS                                                        $  891,406         $  812,372
                                                                    ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current debt                                                       $    6,639         $   27,911
 Accounts payable                                                      109,356             73,548
 Accrued expenses                                                       62,907             54,613
                                                                    ----------         ----------
     Total Current Liabilities                                         178,902            156,072

Non-Current Deferred Income Taxes                                        8,618              8,311
Senior Subordinated Notes Due 2005                                     125,000            125,000
Senior Subordinated Notes due 2008, including an adjustment of
   $11,456 and $12,081 to the carrying value related
   to interest rate swap agreements, respectively                      160,332            160,896
Long Term Debt-Revolving Credit Agreement                              127,119             76,119
Other Notes Payable                                                        768                873
Other Long Term Liabilities                                             17,204             16,240
                                                                    ----------         ----------
                                                                       617,943            543,511
Minority Interest                                                       16,172             14,957
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; authorized, 2,000,000
   shares; 40,000 shares issued                                              -                  -
 Common Stock, $.01 par value; authorized, 40,000,000
   shares; issued and outstanding: 2004-11,187,291;
   2003-11,186,905                                                         148                148
 Treasury Stock - at cost                                              (67,019)           (67,019)
 Additional Paid-In Capital                                             96,197             96,179
 Accumulated Other Comprehensive Income                                  1,646               (982)
 Retained Earnings                                                     226,319            225,578
                                                                    ----------         ----------
      Total Stockholders' Equity                                       257,291            253,904
                                                                    ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  891,406         $  812,372
                                                                    ==========         ==========

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                              13 WEEKS ENDED
                                                                   ----------------------------------
                                                                   September 27,        September 28,
                                                                       2003                 2002
                                                                   -------------        -------------
NET SALES                                                          $     238,539        $    200,052
Cost of Goods Sold                                                       157,956             119,811
Distribution Expenses                                                     16,400              13,900
                                                                   -------------        ------------
GROSS PROFIT                                                              64,183              66,341
Selling, General and Administrative Expenses                              51,792              49,294
Impairment loss on intangible asset                                            -                 800
                                                                   -------------        ------------
OPERATING INCOME                                                          12,391              16,247
Interest Expense, net                                                      9,678              10,007
Fair market value adjustment on derivatives                                    -                 267
                                                                   -------------        ------------
INCOME BEFORE INCOME TAXES                                                 2,713               5,973
Income Tax Expense                                                           882               2,073
Minority Interest                                                          1,090                   -
                                                                   -------------        ------------
NET INCOME                                                         $         741        $      3,900
                                                                   =============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            11,187,155          11,062,162

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                      15,099,949          14,876,165

Net Income per Common Share: Basic                                 $        0.07        $       0.35

Net Income per Common Share: Diluted                               $        0.05        $       0.26

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          13 WEEKS ENDED
                                                                                  -----------------------------
                                                                                  SEPTEMBER 27,   SEPTEMBER 28,
                                                                                       2003            2002
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        $      741      $    3,900
  Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
    Imputed interest on notes payable and other non-cash items                            (447)            235
    Deferred income tax provision                                                          276             108
    Depreciation and amortization                                                        5,172           3,864
    Loss on disposal of equipment                                                           58              45
    Equity in net income of investee                                                         -             (92)
    Impairment loss on intangible asset                                                      -             800
    Fair value adjustment for derivatives                                                    -             267
    Foreign currency gains and losses                                                      551               -
    Minority interest                                                                    1,090               -
    Changes in assets and liabilities:
       Accounts receivable                                                             (44,043)        (12,395)
       Inventories                                                                     (34,698)        (32,197)
       Prepaid expenses and other current assets                                        (2,367)          2,608
       Accounts payable                                                                 35,016          14,691
       Taxes payable                                                                     6,092           2,113
       Accrued expenses                                                                  9,515           8,061
                                                                                    ----------      ----------
          NET CASH FROM OPERATING ACTIVITIES                                           (23,044)         (7,992)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (5,129)         (4,218)
  Increase in other non-current assets                                                    (328)           (250)
  Additional payment for patents and trademarks                                        (21,500)        (20,750)
                                                                                    ----------      ----------
          NET CASH FROM INVESTING ACTIVITIES                                           (26,957)        (25,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                             51,000          25,000
  Repayment of long-term debt                                                             (121)            (64)
  Proceeds from termination of Swap transaction                                              -           6,074
  Costs associated with refinancing                                                       (347)              -
  Common stock issued                                                                        4               3
                                                                                    ----------      ----------
          NET CASH FROM FINANCING ACTIVITIES                                            50,536          31,013
                                                                                    ----------      ----------
Effect of Exchange Rate Changes on Cash                                                     56            (634)
                                                                                    ----------      ----------
Net Change in Cash                                                                         591          (2,831)
Cash, Beginning of Period                                                               53,102          31,055
                                                                                    ----------      ----------
Cash, End of Period                                                                 $   53,693      $   28,224
                                                                                    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                          $      929      $    1,300
  Income taxes, net of (refunds)                                                    $   (5,417)     $      337

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

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2003 Form 10-K. Certain reclassifications have been made for consistent presentation.

2.   ACQUISITION AND EXPANSION

     On May 16, 2003, the Company increased its 30.8% ownership interest in Amalgamated Appliance Holdings Limited (AMAP), a South African company, to a 52.6% interest. The accounts of AMAP have been included in the consolidated financial statements since that date. Prior to that date, the Company's investment in AMAP was accounted for on the equity method and was included in other assets.

     The following pro forma information presents the results of operations of the Company as if the increased ownership of AMAP had taken place at the beginning of fiscal 2003.

(In thousands except share data)

                                               13 WEEKS ENDED
                                             SEPTEMBER 28, 2002
                                             ------------------
Revenues                                         $    226,185

Net income                                       $      4,038

Earnings per share:
   Basic                                         $       0.37
   Diluted                                       $       0.27

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the increase in ownership of AMAP actually occurred at the beginning of fiscal 2003.

     On July 1, 2003, the Company started Salton Brasil Limited (Brasil). Brasil's results of operations are included in the fiscal 2004 consolidated financial statements.

3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at September 27, 2003 and September 28, 2002 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options and warrants to purchase 1,329,600 shares of common stock at a price range of $10.44 to $37.00 per share and 1,392,463 shares of common stock at a price range of $9.84 to $37.00 per share were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

4.   STOCK-BASED COMPENSATION

     At September 27, 2003, the Company had various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

(In thousands except share data)

                                                                                      13 WEEKS ENDED
                                                                              -----------------------------
                                                                              September 27,   September 28,
                                                                                  2003            2002
                                                                              -------------   -------------
Net income - as reported                                                        $   741         $  3,900
Less:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related taxes                427              499
                                                                                ------------------------
Net income - pro forma                                                          $   314         $  3,401
                                                                                ========================
Earnings per share - basic
   As reported                                                                  $  0.07         $   0.35
   Pro forma                                                                       0.03             0.31
Earnings per share - diluted
   As reported                                                                  $  0.05         $   0.26
   Pro forma                                                                       0.02             0.23

5.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of the Company's total debt portfolio and related overall cost of borrowing. The Company's European subsidiary uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britian pound.

     All foreign exchange contracts have been recorded on the balance sheet within accrued expenses at a fair value of $1.1 million. The change in the fair value of contracts in the first quarter was de minimis. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At September 27, 2003, the Company's European subsidiary had foreign exchange contracts for the purchase of 45.0 million U.S. dollars. No new contracts were entered into during the first quarter of fiscal 2004.

     On November 1, 2002, the existing interest rate swap contract was terminated. No additional interest rate swap agreements have been executed subsequently.

6.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended September 27, 2003 and September 28, 2002, components of other comprehensive income include foreign currency translation adjustments of $2.6 million and $0.9 million, respectively and derivative liability adjustments of $0 million and $0.1 million, respectively.

                                                 13 Weeks Ended
                                           ---------------------------
(In thousands)                             9/27/2003         9/28/2002
                                           ---------         ---------
Net Income                                  $   741           $ 3,900
Other Comprehensive Income                    2,628             1,016
                                            -------           -------
Comprehensive Income                        $ 3,369           $ 4,916
                                            =======           =======

     Accumulated other comprehensive income is comprised of the following:

                                                      As Of
                                           ---------------------------
(In thousands)                             9/27/2003         6/28/2003
                                           ---------         ---------
Minimum Pension Liability                  $ (12,125)        $ (12,072)
Derivative Liability                            (697)             (649)
Foreign Currency Translation                  14,468            11,739
                                           ---------         ---------
                                           $   1,646         $    (982)
                                           =========         =========

7.   OPERATING SEGMENTS AND MAJOR CUSTOMERS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, home decor (which includes tabletop products, time products, lighting products, picture frames) and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

     Major Customers - One customer accounted for 12.3%, 12.0% and 10.9% of total net sales during the first quarter of fiscal 2003. No one customer accounted for more than 10% of net sales in first quarter of fiscal 2004.

8.   LEGAL PROCEEDINGS

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

     On October 23, 2003, Philips filed a counterclaim reiterating the allegations in its letter to the Company. The Company has denied each of these allegations. Philips is seeking to enjoin the Company from further importing, manufacturing, advertising, marketing or selling the One:One coffee maker and any monetary damages that the Court deems proper. This matter is set for hearing on December 16, 2003.

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

9.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the 12 1/4% senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries, and the Company's Non-Guarantor subsidiaries (Other Subsidiaries).

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 27, 2003
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER      CONSOLIDATED  CONSOLIDATED
                                           PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                         ---------- ------------  ------------  ----------  ------------  ------------  -----------
                      ASSETS
Current Assets:
 Cash                                      $       2   $    4,463    $        -   $    4,465  $   49,228   $        -   $   53,693
 Accounts receivable, net of allowances           66      152,458             -      152,524      90,218            -      242,742
 Inventories                                  10,534      208,273       (43,874)     174,933      77,871            -      252,804
 Prepaid expenses and other current
 assets                                        3,217        5,758             -        8,975       7,176            -       16,151
 Intercompany                                169,866     (154,955)         (110)      14,801     (14,801)           -            -
 Prepaid income taxes                         21,431       (6,936)            -       14,495     (11,001)                    3,494
 Deferred income taxes                         1,938        6,773             -        8,711       4,163            -       12,874
                                           ---------   ----------    ----------   ----------  ----------   ----------   ----------
   Total Current Assets                      207,054      215,834       (43,984)     378,904     202,854            -      581,758
Property, Plant and Equipment,                15,040       17,725             -       32,765      39,217                    71,982
Investments in Subsidiaries                  450,773       52,200      (502,973)           -      95,877      (95,877)           -
Patents and Trademarks                       140,231       16,362             -      156,593      35,742            -      192,335
Cash in Escrow for Pifco Loan Notes                -            -             -            -       5,010            -        5,010
Goodwill                                           -       18,093             -       18,093       8,936            -       27,029
Other Assets, net                             10,641        1,461        (1,087)      11,015       2,277            -       13,292
                                           ---------   ----------    ----------   ----------  ----------   ----------   ----------
Total Assets                               $ 823,739   $  321,675    $ (548,044)  $  597,370  $  389,913   $  (95,877)  $  891,406
                                           =========   ==========    ==========   ==========  ==========   ==========   ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current debt                              $   1,375   $      559    $        -   $    1,934  $    4,705   $        -   $    6,639
 Accounts payable                                879        5,940            62        6,881     102,475            -      109,356
 Accrued expenses                             24,603       12,263             -       36,866      26,041            -       62,907
                                           ---------   ----------    ----------   ----------  ----------   ----------   ----------
   Total current liabilities                  26,857       18,762            62       45,681     133,221            -      178,902
Non-current Deferred Income Taxes              3,899         (662)            -        3,237       5,381            -        8,618
Senior subordinated notes due 2005           125,000            -             -      125,000           -            -      125,000
Senior subordinated notes due 2008,
 including an adjustment of $11,456 to
 the carrying value related to interest
 rate swap agreements                        160,332            -             -      160,332           -            -      160,332
Long Term Debt-Revolving Credit Agreement          -      127,119             -      127,119           -            -      127,119
Other Notes Payable                                -          195             -          195         573                       768
Other Long Term Liability                          -        5,417             -        5,417      11,787                    17,204
                                           ---------   ----------    ----------   ----------  ----------   ----------   ----------
   Total liabilities                         316,088      150,831            62      466,981     150,962            -      617,943
Minority interest                                  -            -             -            -      16,172                    16,172
Stockholders' Equity                         507,651      170,844      (548,106)     130,389     222,779      (95,877)     257,291
                                           ---------   ----------    ----------   ----------  ----------   ----------   ----------
Total Liabilities and Stockholders' Equity $ 823,739   $  321,675    $ (548,044)  $  597,370  $  389,913   $  (95,877)  $  891,406
                                           =========   ==========    ==========   ==========  ==========   ==========   ==========

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003
(IN THOUSANDS)

                                                        GUARANTOR                             OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT    SUBSIDIARIES ELIMINATIONS    TOTAL   SUBSIDIARIES ELIMINATIONS     TOTALS
                                             ------    ------------ ------------    -----   ------------ ------------- -----------
                   ASSETS
Current Assets:
  Cash                                      $       -   $   8,972    $        -   $   8,972  $  44,130     $       -   $   53,102
  Accounts receivable, net of allowances           66     127,888             -     127,954     70,557             -      198,511
  Inventories                                   2,110     187,078       (39,676)    149,512     67,805             -      217,317
  Prepaid expenses and other current assets     3,358       3,958             -       7,316      5,909             -       13,225
  Intercompany                                184,039    (152,539)            -      31,500    (31,500)            -            -
  Prepaid income taxes                         27,197     (10,494)            -      16,703     (7,097)            -        9,606
  Deferred income taxes                         1,938       6,774             -       8,712      4,113             -       12,825
                                            ---------   ---------    ----------   ---------  ---------     ---------   ----------
     Total current assets                     218,708     171,637       (39,676)    350,669    153,917             -      504,586
Property, Plant and Equipment,
   Net of Accumulated Depreciation             15,547      16,854                    32,401     37,569             -       69,970
Investments in Subsidiaries                   441,521      52,585      (494,106)          -          -             -            -
Patents and Trademarks                        140,106      16,359                   156,465     35,498             -      191,963
Cash in escrow for Pifco loan notes                 -           -                         -      4,978             -        4,978
Goodwill                                            -      18,093                    18,093      8,860             -       26,953
 Other Assets, net                             11,152         172           (11)     11,313      2,609             -       13,922
                                            ---------   ---------    ----------   ---------  ---------     ---------   ----------
Total Assets                                $ 827,034   $ 275,700    $ (533,793)  $ 568,941    243,431             -   $  812,372
                                            =========   =========    ==========   =========  =========     =========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current debt                              $  22,750   $     595    $        -   $  23,345  $   4,566             -   $   27,911
  Accounts payable                               (789)      5,272             -       4,483     69,065             -       73,548
  Accrued expenses                             16,246      11,862             -      28,108     26,505             -       54,613
                                            ---------   ---------    ----------   ---------  ---------     ---------   ----------
     Total current liabilities                 38,207      17,729             -      55,936    100,136             -      156,072
Non-current Deferred Income Taxes               3,899        (662)            -       3,237      5,074             -        8,311
Senior subordinated notes due 2005            125,000           -             -     125,000          -             -      125,000
Senior subordinated notes due 2008,
  including an adjustment of $12,081 to the
  carrying value related to interest rate
  swap agreements                             160,896           -             -     160,896          -             -      160,896
Long-term debt-revolving credit agreement           -      76,119             -      76,119          -             -       76,119
Other notes payable                                 -         281             -         281        592             -          873
Other long term liabilities                         -       4,528             -       4,528     11,712             -       16,240
                                            ---------   ---------    ----------   ---------  ---------     ---------   ----------
     Total liabilities                        328,002      97,995             -     425,997    117,514             -      543,511
Minority Interest                                   -           -             -           -     14,957             -       14,957
Stockholders' Equity                          499,032     177,705      (533,793)    142,944    110,960             -      253,904
                                            ---------   ---------    ----------   ---------  ---------     ---------   ----------
Total Liabilities and Stockholders' Equity  $ 827,034   $ 275,700    $ (533,793)  $ 568,941  $ 243,431     $       -   $  812,372
                                            =========   =========    ==========   =========  =========     =========   ==========

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED SEPTEMBER
27, 2003
(IN THOUSANDS)

                                                     GUARANTOR                                  OTHER     CONSOLIDATED  CONSOLIDATED
                                         PARENT    SUBSIDIARIES  ELIMINATIONS     TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                         ------    ------------  ------------     -----     ------------  ------------  ------------
Net Sales                               $ 72,640    $ 175,878     $ (120,774)   $  127,744   $ 206,827    $ (96,032)      $ 238,539
Cost of Goods Sold                        55,898      151,057       (116,576)       90,379     162,109      (94,532)        157,956
Distribution Expenses                          -       10,981              -        10,981       5,419            -          16,400
                                        --------    ---------     ----------    ----------   ---------    ---------       ---------
    Gross Profit                          16,742       13,840         (4,198)       26,384      39,299       (1,500)         64,183
Selling, General and Administrative
 Expenses                                 11,247       23,318              -        34,565      18,727       (1,500)         51,792
Impairment Loss on Intangible Asset            -            -              -             -           -                            -
                                        --------    ---------     ----------    ----------   ---------    ---------       ---------
    Operating Income (Loss)                5,495       (9,478)        (4,198)       (8,181)     20,572            -          12,391
Interest Expense, Net                      7,232          916              -         8,148       1,530            -           9,678
Fair Market Value Adjustment on
 Derivatives                                   -            -              -             -           -            -               -
(Income) loss from subsidiary             (5,914)         392          5,522             -           -            -               -
                                        --------    ---------     ----------    ----------   ---------    ---------       ---------
  Income (Loss) Before Income Taxes        4,177      (10,786)        (9,720)      (16,329)     19,042            -           2,713
Income Tax (Benefit) Expense                (370)      (2,839)             -        (3,209)      4,091            -             882
Minority interest                              -            -                                    1,090                        1,090
                                        --------    ---------     ----------    ----------   ---------    ---------       ---------
     Net Income (Loss)                  $  4,547    $  (7,947)    $   (9,720)   $  (13,120)  $  13,861    $       -       $     741
                                        ========    =========     ==========    ==========   =========    =========       =========

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED SEPTEMBER
28, 2002
(IN THOUSANDS)

                                                     GUARANTOR                                OTHER       CONSOLIDATED  CONSOLIDATED
                                         PARENT    SUBSIDIARIES  ELIMINATIONS   TOTAL      SUBSIDIARIES   ELIMINATIONS     TOTALS
                                         ------    ------------  ------------   -----      ------------   ------------  ------------
Net Sales                              $ 127,482    $ 233,840    $(219,380)    $ 141,942    $ 162,929      $ (104,819)     $ 200,052
Cost of Goods Sold                        61,429      182,179     (148,283)       95,325      127,805        (103,319)       119,811
Distribution Expenses                          -       11,861            -        11,861        2,039                         13,900
                                       ---------    ---------    ---------     ---------    ---------      ----------      ---------
    Gross Profit                          66,053       39,800      (71,097)       34,756       33,085          (1,500)        66,341
Selling, General and Administrative
 expenses                                 15,034       26,736         (425)       41,345        9,449          (1,500)        49,294
Intanbile impairment Loss                    800            -            -           800            -               -            800
                                       ---------    ---------    ---------     ---------    ---------      ----------      ---------
    Operating Income (Loss)               50,219       13,064      (70,672)       (7,389)      23,636               -         16,247
Interest Expense, Net                      7,259        1,725            -         8,984        1,023               -         10,007
Fair Market Value Adjustment on
 Deriviatives                                  -                                                  267                            267
(Income) Loss from Subsidiaries          (32,369)         167       32,202             -            -               -              -
                                       ---------    ---------    ---------     ---------    ---------      ----------      ---------
    Income (Loss) Before Income Taxes     75,329       11,172     (102,874)      (16,373)      22,346               -          5,973
Income Tax (Benefit) Expense                 924          (95)           -           829        1,244               -          2,073
Minority Interest                              -            -            -             -            -               -              -
                                       ---------    ---------    ---------     ---------    ---------      ----------      ---------
    Net Income (Loss)                  $  74,405    $  11,267    $(102,874)    $ (17,202)   $  21,102      $        -      $   3,900
                                       =========    =========    =========     =========    =========      ==========      =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003
(IN THOUSANDS)

                                                             GUARANTOR                            OTHER    CONSOLIDATED CONSOLIDATED
                                                    PARENT  SUBSIDIARIES  ELIMINATIONS  TOTAL SUBSIDIARIES ELIMINATIONS    TOTALS
                                                    ------  ------------  ------------  ----- ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    4,547  $   (7,947)  $  (9,720) $  (13,120)    13,861   $     -    $      741
  Adjustments to reconcile net income (loss) to                                                                                   -
   net cash used in operating activities:                                                                                         -
    Imputed interest on notes payable and other                                                         118         -          (447)
     non-cash items                                     (565)          -           -        (565)
    Deferred income tax provision                          1           -           -           1        275         -           276
    Foreign currency gains and lossess                     -         551           -         551          -         -           551
    Depreciation and amortization                      2,340         842           -       3,182      1,990         -         5,172
    Loss on disposal of equipment                          -           -           -           -         58         -            58
    Equity in net income of unconsolidated
     affilate/ consolidated subsidiaries              (5,914)        392       5,522           -          -         -             -
    Minority interest                                      -           -           -           -      1,090         -         1,090
    Changes in assets and liabilities:
     Accounts receivable                                   0     (25,120)          -     (25,120)   (18,923)        -       (44,043)
     Inventories                                      (8,426)    (21,193)      4,198     (25,421)    (9,277)        -       (34,698)
     Prepaid expenses and other current assets           140      (1,800)          -      (1,660)      (707)        -        (2,367)
     Accounts payable                                  1,223         684           -       1,907     33,109         -        35,016
     Taxes payable                                     5,765      (3,558)          -       2,207      3,885         -         6,092
     Accrued expenses                                 23,762       2,859           -      26,621    (17,106)        -         9,515
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
       NET CASH FROM OPERATING ACTIVITIES             22,873     (54,290)          -     (31,417)     8,373         -       (23,044)
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (957)       (841)          -      (1,798)    (3,331)        -        (5,129)
    Increase in other non-current assets                 (71)       (257)          -        (328)         -         -          (328)
    Additional payment for patents and trademarks    (21,500)          -           -     (21,500)         -         -       (21,500)
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
       NET CASH FROM INVESTING ACTIVITIES            (22,528)     (1,098)          -     (23,626)    (3,331)        -       (26,957)
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from revolving line of credit             -      51,000           -      51,000          -         -        51,000
     and other debt
    Repayment of long-term debt                            -        (121)          -        (121)         -         -          (121)
    Costs associated with refinancing                   (347)          -           -        (347)         -         -          (347)
    Common stock issued                                    4           -           -           4          -         -             4
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
    NET CASH FROM FINANCING ACTIVITIES                  (343)     50,879           -      50,536          -         -        50,536
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
Effect of Exchange Rate Changes on Cash                    -           -           -           -         56         -            56
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------

Net Change in Cash                                         2      (4,509)          -      (4,507)     5,098         -           591

Cash, Beginning of Period                                  -       8,972           -       8,972     44,130         -        53,102
                                                  ----------  ----------   ---------  ---------- ----------   -------    ----------
Cash, End of Period                               $        2  $    4,463   $       -  $    4,465 $   49,228   $     -    $   53,693
                                                  ==========  ==========   =========  ========== ==========   =======    ==========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28 ,2002
(IN THOUSANDS)

                                                            GUARANTOR                            OTHER     CONSOLIDATED CONSOLIDATED
                                                 PARENT    SUBSIDIARIES ELIMINATIONS   TOTAL  SUBSIDIARIES ELIMINATIONS     TOTAL
                                                 ------    ------------ ------------   -----  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $ 74,405   $   11,267  $ (102,874) $ (17,202)  $   21,102   $      -    $    3,900
 Adjustments to reconcile net income (loss) to                                              -
   net cash used in operating activities:                                                   -                       -             -
  Imputed interest on notes payable and other
   non-cash items                                     123            -           -        123          112          -           235
  Deferred income tax provision                                                                        108                      108
  Depreciation and amortization                     2,066          890           -      2,956          908          -         3,864
  Loss on disposal of equipment                         -            -           -          -           45          -            45
  Equity in net income of unconsolidated                                                    -
   affilate/ consolidated subsidiaries            (32,367)         167      32,200          -          (92)         -           (92)
  Impairment loss on intangible asset                 800            -           -        800            -          -           800
  Fair value adjustment for derivatives                 -            -           -          -          267                      267
  Changes in assets and liabilities:                                                                                -             -
  Accounts receivable                                 774          875           -      1,649      (14,044)         -       (12,395)
  Inventories                                     (13,744)     (91,368)     70,674    (34,438)       2,241          -       (32,197)
  Prepaid expenses and other current assets         2,105         (977)          -      1,128        1,480          -         2,608
  Intercompany                                    (12,004)      39,076           -     27,072      (27,072)         -             -
  Accounts payable                                (12,183)       7,652           -     (4,531)      19,222          -        14,691
  Taxes payable                                     1,164         (250)          -        914        1,199          -         2,113
  Accrued expenses                                  6,582        4,603           -     11,185       (3,124)         -         8,061
                                                 --------   ----------  ----------  ---------   ----------   --------    ----------
   NET CASH FROM OPERATING ACTIVITIES              17,721      (28,065)          -    (10,344)       2,352          -        (7,992)
                                                 --------   ----------  ----------  ---------   ----------   --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (741)      (1,368)          -     (2,109)      (2,109)          -        (4,218)
  Increase in other non-current assets              (250)           -           -       (250)           -           -          (250)
  Additional payment for patents and trademarks   20,750)           -           -    (20,750)           -           -       (20,750)
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
   NET CASH FROM INVESTING ACTIVITIES             21,741)      (1,368)          -    (23,109)      (2,109)          -       (25,218)
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from revolving line of credit
   and other debt                                      -       25,000           -      25,000           -           -        25,000
  Repayment of long-term debt                          -          (64)          -        (64)           -           -           (64)
  Common stock issued                                  3            -           -          3            -           -             3
  Proceeds from termination of swap transaction    6,074            -           -      6,074            -           -         6,074
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
   NET CASH FROM FINANCING ACTIVITIES              6,077       24,936           -     31,013            -           -        31,013
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
Effect of Exchange Rate Changes on Cash           (4,854)           -           -     (4,854)       4,220           -          (634)
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
Net Change in Cash                                (2,797)      (4,497)          -     (7,294)       4,463           -        (2,831)

Cash, Beginning of Period                          2,797        7,931           -     10,728       20,327           -        31,055
                                                --------   ----------  ----------  ---------   ----------    --------    ----------
Cash, End of Period                             $      -   $    3,434  $        -  $   3,434   $   24,790    $      -    $   28,224
                                                ========   ==========  ==========  =========   ==========    ========    ==========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used in this quarterly report on Form 10-Q, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc and our subsidiaries, unless the context otherwise requires.

     INTRODUCTION

     Salton designs, sources, markets and distributes small home appliances, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, tabletop products, time products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence in Western Europe, South Africa, Australia and Brazil through strategic acquisitions, alliances and internally developed start-up organizations. In addition, we have managed to generate organic international growth and strengthen our domestic product offerings through these acquisitions, alliances and start-ups.

     ACQUISITIONS & EXPANSIONS

     On July 1, 2003, we started Salton Brasil Limited. Salton Brasil plans to begin shipments in the second quarter of fiscal 2004.

     BASIS FOR PRESENTATION

     The consolidated financial statements for the quarter ended September 27, 2003 include the accounts of Amalgamated Appliances Limited (AMAP), reflecting the controlling ownership interest acquired on May 16, 2003. Accounting principles generally accepted in the United States of America
     (GAAP) require results for the periods ended prior to May 16, 2003, including results of operations and cash flows for the quarter ended September 28, 2002 be presented on a historical basis with Salton's investment in AMAP accounted for under the equity method of accounting. Pro forma results for the first quarter of 2003, as if the increase in ownership of AMAP had taken place at the beginning of 2003, are presented in Note 2 of the Financial Statements.

     DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, commitments and contingencies, reserve for returns and allowances, valuation of reporting units with goodwill, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities.

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at September 27, 2003.

     INVENTORY VALUATION - Our inventories are generally determined using the last-in, first-out (LIFO) cost method. We value our inventory at the lower of cost or market, and regularly review the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, we write down the related inventory to the lower of market or net realizable value. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-offs are required. Changes in consumer purchasing patterns, however, could result in the need for additional write-offs.

     COMMITMENTS AND CONTINGENCIES - We are subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. We maintain reserves and or accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The reserves and accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate.

     INTANGIBLE ASSETS - We record intangible assets through transactions and acquisitions. The cost of acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of June 30, 2002 are not amortized to expense but rather periodically assessed for impairment. Intangible assets that have an indefinite life are also periodically assessed for impairment.

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

     QUARTER IN REVIEW

     Salton's international expansion increased net sales by 19.2% despite a 10.0% decline in domestic revenues. Planned product acquisition cost improvements were also a key driver in Salton's return to profitability from the prior trended quarter.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                           13 WEEKS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 27,   SEPTEMBER 28,
                                                      2003             2002
                                                  -------------   -------------
Net sales                                             100.0%          100.0%
Cost of goods sold                                     66.2            59.9
Distribution expenses                                   6.9             6.9
                                                      -----           -----
      Gross profit                                     26.9            33.2
Selling, general and administrative expense            21.7            24.6
Impairment loss on intangible asset                     0.0             0.4
                                                      -----           -----
Operating income                                        5.2%            8.2%
                                                      =====           =====

     2004 COMPARED TO 2003

     NET SALES AND GROSS PROFIT

     Salton's net sales for the thirteen weeks ended September 27, 2003 were $238.5 million. This represented an increase in revenues of 19.2% compared to the same period in 2003. This increase was primarily from the Company's inclusion of sales of AMAP as a result of our increased ownership interest. Worldwide sales of George Foreman are down, primarily in the domestic market partially offset by an increase in the international market.
     Russell Hobbs sales were up in comparison to prior year due to its introduction in Australia and increased recognition in the domestic market. In addition, our strong portfolio of brand names contributed to our success internationally with sales in Australia nearly triple that of the thirteen weeks ended September 28, 2002. The effect of foreign exchange fluctuations accounted for nearly $2.8 million of the increases in net sales during the first thirteen weeks.

     Gross profit in first quarter of 2004 decreased to $64.2 million or 26.9% of net sales as compared to $66.3 million or 33.2% of net sales in first quarter of 2003. The gross profit decrease was primarily a result of ongoing price reductions across brands introduced in advance of cost reductions in the domestic market.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 21.7% of net sales or $51.8 million in first quarter of 2004 compared to 24.6% of net sales or $49.3 million for first quarter of 2003. The increase in dollars is primarily due to the inclusion of AMAP while as a percent of sales, selling, general and administrative expenses declined.

     NET INTEREST EXPENSE

     Net interest expense was $9.7 million for the first quarter of fiscal 2004 compared to $10.0 million in the first quarter of fiscal 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.5% in the first quarter of fiscal 2004 compared to 8.5% in the same period in fiscal 2003. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $390.9 million for the first quarter of fiscal 2004 compared to $465.5 million for the same period in fiscal 2003.

     INCOME TAXES

     Income tax expense was $0.9 million in the first quarter of fiscal 2004 as compared to income tax expense of $2.1 million in the same period in fiscal 2003. The effective tax rate for federal, state and foreign income taxes was approximately 32.5% for the first quarter of fiscal 2004 versus approximately 34.7% for the first quarter of fiscal 2003. The Company's income tax rate for 2004 was favorably impacted due to a disproportionately greater amount of income subject to lower foreign tax rates and a taxable loss in the domestic entities.

     NET INCOME

     The Company reported net income of $0.7 million or basic earnings per common share of $0.07 per share for the first quarter of 2004 compared with net income of $3.9 million or basic earnings per common share of $0.35 per share for the first quarter of 2003.

     LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. During the first quarter of fiscal 2004, we used net cash of $23.0 million in operating activities and $27.0 million in investing activities. The cash used in operating activities was primarily due to seasonal increases in accounts receivable and inventory, net of increases in trade payables. The cash used in investing activities was primarily related to the final payment to George Foreman in connection with the obligation under the note payable to him, as well as, capital expenditures.

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

     We incurred approximately $5.1 million for capital expenditures during the first quarter of 2004.

     REVOLVING CREDIT FACILITY

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

     In addition, under our senior secured revolving credit facility, we are required to comply with a minimum domestic and consolidated fixed charge coverage ratio. In addition to the above, the

     Company is required to maintain a minimum level of availability of $25.0 million for the period July 1st - December 31st and $35.0 million for the period January 1st - June 30th of any given year. If the Company fails to maintain these minimum availability levels, all proceeds from the sale of collateral (including working capital) must be deposited for the benefit of the Agent and released to the Company at the discretion and consent of the Required Lenders.

     As of September 27, 2003, we had borrowings of approximately $127.1 million outstanding under our senior secured revolving credit facility. Advances under the senior secured credit facility are primarily based upon percentages of eligible accounts receivable and inventories. As of September 27, 2003, we had approximately $41.0 million available for future cash borrowings. Typically, given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and totals approximately 3.4% at September 27, 2003; or the Base Rate (Wachovia Bank's prime rate), plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and is currently set at 0.0%, and totals 4.0% at September 27, 2003.

     SENIOR SUBORDINATED NOTES

     In addition to borrowings under our senior secured revolving credit facility, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due 2008 outstanding (excluding $11.5 million related to the fair value of interest rate swap agreements that have been monetized).

     The indenture governing our 12 1/4% senior subordinated notes due 2008 and 10 3/4% senior subordinated notes due 2005 contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make certain other restricted payments, create certain liens, enter into certain transactions with affiliates, enter into sale and lease-back transactions, sell assets or enter into certain mergers and consolidations.

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

     All foreign exchange contracts have been recorded on the balance sheet at fair value of $1.1 million classified within accrued expenses. The change in the fair value of contracts in the first quarter that qualify as foreign currency cash flow hedges and are highly effective was de minimis. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At September 27, 2003, the Company's European subsidiary had foreign exchange contracts for the purchase of 45.0 million U.S. dollars. No new contracts were entered into during the first quarter of fiscal 2004.

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

     On October 23, 2003, Philips filed a counterclaim reiterating the allegations in its letter to the Company. The Company has denied each of these allegations. Philips is seeking to enjoin the Company from further importing, manufacturing, advertising, marketing or selling the One:One coffee maker and any monetary damages that the Court deems proper. This matter is set for hearing on December 16, 2003.

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

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     A current report on Form 8-K was filed on November 6, 2003 reporting under
     Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, our results of operations for the first quarter of fiscal 2004.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003           SALTON, INC.

                                  /s/  DAVID M. MULDER
                                  David M. Mulder
                                  Executive Vice President, Chief Administrative Officer and Senior Financial Officer
                                  (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------
12(A)               Computation of Ratio of Earnings to Fixed Charges

31.1                Certification By The Chief Executive Officer Pursuant To
                    Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2                Certification By The Chief Financial Officer Pursuant To
                    Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1                Certification of Chief Executive Officer Pursuant to
                    18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

32.2                Certification of Chief Financial Officer Pursuant to 18.
                    U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002