Form 10-Q
period 2003-12-27
SALTON INC
filed 2004-02-10
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended December 27, 2003 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From __________ to
         _________.

         Commission file number: 0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                       36-3777824
              ------------                                    ------------
     (State of other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

            1955 Field Court                                      60045
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

                  Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 2004, 11,218,232 shares of its $.01 par value Common Stock.

                                                                                      PAGE NO.
                                                                                      --------
PART I               FINANCIAL INFORMATION

           Item 1:   Consolidated Financial Statements (Unaudited)

                     Consolidated Balance Sheets - December 27, 2003 and June
                     28, 2003                                                             3

                     Consolidated Statements of Income - Thirteen weeks ended
                     December 27, 2003 and December 28, 2002 and Twenty-six
                     weeks ended December 27, 2003 and December 28, 2002                  4

                     Consolidated Statements of Cash Flows -Twenty-six weeks
                     ended December 27, 2003 and December 28, 2002                        5

                     Notes to Consolidated Financial Statements                           6

           Item 2:   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                           18

           Item 3:   Quantitative and Qualitative Disclosures About Market Risk          26


           Item 4:   Controls and Procedures                                             26


PART II              OTHER INFORMATION

           Item 1:   Legal Proceedings                                                   26

           Item 6:   Exhibits and Reports on Form 8-K                                    27

                     Signature                                                           28

                     Certifications                                                      31

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   DECEMBER 27, 2003      JUNE 28, 2003
                                                                   -----------------      -------------
(IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
 Cash                                                              $          52,296      $      53,102
 Accounts receivable, net of allowances                                      342,142            198,511
 Inventories                                                                 240,147            217,317
 Prepaid expenses and other current assets                                    18,418             13,225
 Prepaid income taxes                                                              -              9,606
 Deferred income taxes                                                        13,989             12,825
                                                                   -----------------      -------------
    Total Current Assets                                                     666,992            504,586
Property, Plant and Equipment, net                                            72,977             69,970
Patents and Trademarks                                                       194,890            191,963
Cash in Escrow for Pifco Loan Notes                                            5,074              4,978
Goodwill                                                                      27,835             26,953
Other Assets, net                                                             12,828             13,922
                                                                   -----------------      -------------
TOTAL ASSETS                                                       $         980,596      $     812,372
                                                                   =================      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Revolving line of credit and other current debt                   $          19,406      $      27,911
 Accounts payable                                                            131,251             73,548
 Accrued expenses                                                             82,122             54,613
 Income taxes payable                                                          7,183                  -
                                                                   -----------------      -------------
    Total Current Liabilities                                                239,962            156,072

Non-Current Deferred Income Taxes                                              8,676              8,311
Senior Subordinated Notes Due 2005                                           125,000            125,000
Senior Subordinated Notes due 2008, including an adjustment of
 $10,831 and $12,081 to the carrying value related
  to interest rate swap agreements, respectively                             159,769            160,896
Long Term Debt-Revolving Credit Agreement                                    135,119             76,119
Other Notes Payable                                                            1,009                873
Other Long Term Liabilities                                                   18,132             16,240
                                                                   -----------------      -------------
                                                                             687,667            543,511
Minority Interest                                                             20,150             14,957
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; authorized, 2,000,000
  shares; 40,000 shares issued                                                     -                  -
 Common Stock, $.01 par value; authorized, 40,000,000 shares;
  issued and outstanding: 2004-11,194,542;
 2003-11,186,905                                                                 148                148
 Treasury Stock - at cost                                                    (67,019)           (67,019)
 Additional Paid-In Capital                                                   96,235             96,179
 Accumulated Other Comprehensive Income                                        4,750               (982)
 Retained Earnings                                                           238,665            225,578
                                                                   -----------------      -------------
    Total Stockholders' Equity                                               272,779            253,904
                                                                   -----------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $         980,596      $     812,372
                                                                   =================      =============

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        13 WEEKS ENDED                     26 WEEKS ENDED
                                                 -----------------------------      -----------------------------
                                                 December 27,     December 28,      December 27,     December 28,
                                                    2003             2002              2003             2002
                                                 ------------     ------------      ------------     ------------
(IN THOUSANDS EXCEPT SHARE DATA)
NET SALES                                        $    397,103     $    339,252      $    635,642     $    539,304
Cost of Goods Sold                                    252,674          210,652           410,630          330,463
Distribution Expenses                                  21,051           17,225            37,451           31,125
                                                 ------------     ------------      ------------     ------------
GROSS PROFIT                                          123,378          111,375           187,561          177,716
Selling, General and Administrative Expenses           90,514           65,023           142,306          114,317
Impairment loss on intangible asset                         -                -                 -              800
                                                 ------------     ------------      ------------     ------------
OPERATING INCOME                                       32,864           46,352            45,255           62,599
Interest Expense, net                                  10,333           10,627            20,011           20,634
Fair market value adjustment on derivatives                 -           (1,009)                -             (742)
                                                 ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES                             22,531           36,734            25,244           42,707
Income Tax Expense                                      7,411           11,764             8,293           13,837
Minority Interest                                       2,774                -             3,864                -
                                                 ------------     ------------      ------------     ------------
NET INCOME                                       $     12,346     $     24,970      $     13,087     $     28,870
                                                 ============     ============      ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,189,836       11,179,452        11,188,496       11,120,807

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                     15,307,519       15,192,676        15,206,259       15,063,214

Net Income per Common Share: Basic               $       1.10     $       2.23      $       1.17     $       2.60

Net Income per Common Share: Diluted             $       0.81     $       1.64      $       0.86     $       1.92

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       26 WEEKS ENDED
                                                                                ------------------------------
                                                                                DECEMBER 27,      DECEMBER 28,
                                                                                   2003               2002
                                                                                ------------      ------------
(IN THOUSANDS EXCEPT SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                     $     13,087      $     28,870
 Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
  Imputed interest on notes payable and other non-cash items                            (908)              289
  Deferred income tax provision                                                          134               281
  Depreciation and amortization                                                       10,877             8,234
  Loss on disposal of equipment                                                           63                45
  Equity in net income of investee                                                         -              (640)
  Impairment loss on intangible asset                                                      -               800
  Fair value adjustment for derivatives                                                    -              (742)
  Foreign currency gains and losses                                                      344                 -
  Minority interest                                                                    3,864                 -
  Changes in assets and liabilities:
    Accounts receivable                                                             (138,159)          (67,603)
    Inventories                                                                      (18,911)           (4,098)
    Prepaid expenses and other current assets                                         (4,333)           (4,123)
    Accounts payable                                                                  55,540            70,113
    Taxes payable                                                                     16,440            13,471
    Accrued expenses                                                                  21,900            14,037
                                                                                ------------      ------------
     NET CASH FROM OPERATING ACTIVITIES                                              (40,062)           58,934

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (9,058)          (10,378)
 Increase in other non-current assets                                                   (372)              160
 Additional payment for patents and trademarks                                       (21,666)          (22,248)
                                                                                ------------      ------------
     NET CASH FROM INVESTING ACTIVITIES                                              (31,096)          (32,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from revolving line of credit and other debt                            70,976            10,000
 Repayment of long-term debt                                                            (429)           (4,823)
 Proceeds from termination of Swap transaction                                             -             8,058
 Costs associated with refinancing                                                      (575)              (88)
 Common stock issued                                                                      42                25
                                                                                ------------      ------------
     NET CASH FROM FINANCING ACTIVITIES                                               70,014            13,172
                                                                                ------------      ------------
Effect of Exchange Rate Changes on Cash                                                  338              (280)
                                                                                ------------      ------------
Net Change in Cash                                                                     (806)            39,360
Cash, Beginning of Period                                                             53,102            31,055
                                                                                ------------      ------------
Cash, End of Period                                                             $     52,296      $     70,415
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                      $     19,018      $     19,087
  Income taxes, net of (refunds)                                                $     (8,376)     $      4,093
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended December 27, 2003, the Company incurred a capital lease obligation of $705.
In the quarter ended September 28, 2002, the Company incurred a capital lease obligation of $418.
In the quarter ended September 28, 2002, the Company authorized the issuance of
184,980 shares of common stock for payment of executive bonuses.

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

        .
2.   ACQUISITION AND EXPANSION

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

                                               13 WEEKS ENDED       26 WEEKS ENDED
                                              DECEMBER 28, 2002    DECEMBER 28, 2002
                                              -----------------    -----------------
(In thousands except share data)
Revenues                                      $        377,199     $         603,384

Net income                                    $         25,125     $          29,163

Earnings per share:
  Basic                                       $           2.25     $            2.62
  Diluted                                     $           1.65     $            1.94

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

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at December 27, 2003 and December 28, 2002 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. Options and warrants to purchase 1,155,070 shares and 1,241,802 shares of common stock at a price range of $13.92 to $37.00 per share were outstanding at December 27, 2003 and December 28, 2002, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

4.   STOCK-BASED COMPENSATION .

     At December 27, 2003, the Company had various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                            13 WEEKS ENDED               26 WEEKS ENDED
                                                                      --------------------------   --------------------------
                                                                      December 27,  December 28,   December 27,  December 28,
                                                                          2003          2002           2003          2002
                                                                      ------------  ------------   ------------  ------------
(In thousands except share data)
Net income - as reported                                              $     12,347  $     24,970   $     13,087  $     28,870
Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related taxes            427           499            854           998
                                                                      ------------  ------------   ------------  ------------
Net income - pro forma                                                $     11,920  $     24,471   $     12,233  $     27,872
                                                                      ============  ============   ============  ============
Earnings per share - basic
 As reported                                                          $       1.10  $       2.23   $       1.17  $       2.60
 Pro forma                                                                    1.07          2.19           1.09          2.51

Earnings per share - diluted
 As reported                                                          $       0.81  $       1.64   $       0.86  $       1.92
 Pro forma                                                                    0.78          1.61           0.80          1.85

5.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of the Company's total debt portfolio and related overall cost of borrowing. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain pound and the South Africa rand to the U.S. dollar.

     All foreign exchange contracts have been recorded on the balance sheet within accrued expenses at a fair value of $7.1 million. The change in the fair value of contracts in the second quarter was $6.1 million. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At December 27, 2003, the Company had foreign exchange contracts for the purchase of 110.2 million U.S. dollars. Contracts for the purchase of 82.6 million U.S. dollars were entered into during the second quarter of fiscal 2004.

     On November 1, 2002, the existing interest rate swap contract was terminated. No additional interest rate swap agreements have been executed subsequently.

6.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended December 27, 2003 and December 28, 2002, components of other comprehensive income include foreign currency translation adjustments of $8.3 million and $7.4 million, respectively and derivative liability adjustments of $(5.2) million and $0.2 million, respectively. For the twenty-six weeks ended December 27, 2003 and December 28, 2002, components of other comprehensive income include foreign currency translation adjustments of $10.9 million and $8.4 million, respectively and derivative liability adjustments of $(5.2) million and $0.2 million, respectively.

                                   13 Weeks Ended              26 Weeks Ended
                              ------------------------    ------------------------
                              12/27/2003    12/28/2002    12/27/2003    12/28/2002
                              ----------    ----------    ----------    ----------
(In thousands)
Net Income                    $   12,347    $   24,970    $   13,087    $   28,870
Other Comprehensive Income         3,104         7,568         5,732         8,584
                              ----------    ----------    ----------    ----------
Comprehensive Income          $   15,451    $   32,538    $   18,819    $   37,454
                              ==========    ==========    ==========    ==========

     Accumulated other comprehensive income is comprised of the following:

                                           As Of
                                  ----------------------
                                  12/27/2003   6/28/2003
                                  ----------   ---------
(In thousands)
Minimum Pension Liability         $  (12,686)  $ (12,072)
Derivative Liability                  (5,962)       (649)
Foreign Currency Translation          23,398      11,739
                                  ----------   ---------
                                  $    4,750   $    (982)
                                  ==========   =========

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment.

     The Company had approximately $27.8 million of goodwill and $194.9 million of intangible assets with indefinite lives recorded in its consolidated balance sheet at the end of the second quarter. The intangible assets with indefinite lives consist primarily of trademarks. The $0.8 million increase in goodwill and the $2.9 million increase in patents and trademarks since June 28, 2003 is primarily attributed to foreign currency translation.

8.   OPERATING SEGMENTS AND MAJOR CUSTOMERS

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

     Major Customers - One customer accounted for 11.5% of total net sales during the second quarter of fiscal 2004. During the same period in fiscal 2003, one customer accounted for 16.9% of net sales while another customer accounted for 11.5% of net sales. For the first half of fiscal 2004, no one customer accounted for more than 10.0% of net sales. During the first half of fiscal 2003, one customer accounted for 15.1% while another customer accounted for 11.8% of net sales.

9.   LEGAL PROCEEDINGS

     The Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, the Company filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortiously interfered with the contractual relationship between Philips and E&E.

     On October 23, 2003, Philips filed a counterclaim reiterating the allegations in its letter to the Company. The Company denied each of these allegations. Philips sought to enjoin the Company from further importing, manufacturing, advertising, marketing or selling the One:One coffee maker and any monetary damages that the Court deems proper. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months.

     In view of the District Court's ruling, the Company sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton. Although Salton sought the same consent from Philips, on January 30, 2004, it refused to consent to the Company's joinder. The Company is preparing papers to force intervention.

     On January 6, 2004, Philips filed a new action in the United States District Court for the Northern District of Illinois against the Company alleging violations of U.S. Copyright Law seeking to enjoin the Company from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the grounds that it was barred by the Court's dismissal decision in the prior action.

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

10.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the senior secured revolving credit facility and the senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries, and the Company's Non-Guarantor subsidiaries (Other Subsidiaries).

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 27, 2003
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
                  ASSETS
Current Assets:
 Cash                                      $      2  $     13,294  $          -  $  13,296  $     39,000 $          -  $     52,296
 Accounts receivable, net of allowances         377       183,426             -    183,803       158,339            -       342,142
 Inventories                                  9,153       190,530       (40,759)   158,924        81,923         (700)      240,147
 Prepaid expenses and other current assets    3,855         4,553             -      8,408        10,010            -        18,418
 Intercompany                               177,146      (173,105)         (422)     3,619        (3,619)           -             -
 Deferred income taxes                        1,939         6,773             -      8,712         5,277            -        13,989
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total Current Assets                     192,472       225,471       (41,181)   376,762       290,930         (700)      666,992
Property, Plant and Equipment,               13,987        18,537             -     32,524        40,453            -        72,977
Investments in Subsidiaries                 458,938        53,694      (512,632)         -             -                          -
Patents and Trademarks                      140,398        16,362             -    156,760        38,130            -       194,890
Cash in Escrow for Pifco Loan Notes               -             -             -          -         5,074            -         5,074
Goodwill                                          -        18,093             -     18,093         9,742            -        27,835
Other Assets, net                            10,022           117                   10,139         2,689            -        12,828
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Total Assets                               $815,817  $    332,274  $   (553,813) $ 594,278  $    387,018 $       (700) $    980,596
                                           ========  ============  ============  =========  ============ ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current debt                               $  1,375  $        758  $          -  $   2,133  $     17,273 $          -  $     19,406
 Accounts payable                               825         6,029          (250)     6,604       124,647            -       131,251
 Accrued expenses                            16,307        15,770             -     32,077        50,045            -        82,122
 Income taxes payable                       (10,780)        5,366             -     (5,414)       12,597                      7,183
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total current liabilities                  7,727        27,923          (250)    35,400       204,562            -       239,962
Non-current Deferred Income Taxes             3,899          (663)            -      3,236         5,440            -         8,676
Senior subordinated notes due 2005          125,000             -             -    125,000             -            -       125,000
Senior subordinated notes due 2008,
 including an adjustment of $10,831 to the
 carrying value related to interest rate
 swap agreements                            159,769             -             -    159,769             -            -       159,769
Long Term Debt-Revolving Credit Agreement         -       135,119             -    135,119             -            -       135,119
Other Notes Payable                               -           392             -        392           617            -         1,009
Other Long Term Liability                         -         5,544             -      5,544        12,588            -        18,132
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total liabilities                        296,395       168,315          (250)   464,460       223,207            -       687,667
Minority interest                                 -             -             -          -        20,150            -        20,150
Stockholders' Equity                        519,422       163,959      (553,563)   129,818       143,661         (700)      272,779
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Total Liabilities and Stockholders' Equity $815,817  $    332,274  $   (553,813) $ 594,278  $    387,018 $       (700) $    980,596
                                           ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
                ASSETS
Current Assets:
 Cash                                      $      -  $      8,972  $          -  $   8,972  $     44,130 $          -  $     53,102
 Accounts receivable, net of allowances          66       127,888             -    127,954        70,557            -       198,511
 Inventories                                  2,110       187,078       (39,676)   149,512        67,805            -       217,317
 Prepaid expenses and other current assets    3,358         3,958             -      7,316         5,909            -        13,225
 Intercompany                               184,039      (152,539)            -     31,500       (31,500)           -             -
 Prepaid income taxes                        27,197       (10,494)            -     16,703        (7,097)           -         9,606
 Deferred income taxes                        1,938         6,774             -      8,712         4,113            -        12,825
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total current assets                     218,708       171,637       (39,676)   350,669       153,917            -       504,586
Property, Plant and Equipment,
 Net of Accumulated Depreciation             15,547        16,854                   32,401        37,569            -        69,970
Investments in Subsidiaries                 441,521        52,585      (494,106)         -             -            -             -
Patents and Trademarks                      140,106        16,359                  156,465        35,498            -       191,963
Cash in escrow for Pifco loan notes               -             -                        -         4,978            -         4,978
Goodwill                                          -        18,093                   18,093         8,860            -        26,953
 Other Assets, net                           11,152           172           (11)    11,313         2,609            -        13,922
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Total Assets                               $827,034  $    275,700  $   (533,793) $ 568,941       243,431            -  $    812,372
                                           ========  ============  ============  =========  ============ ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current debt                               $ 22,750  $        595  $          -  $  23,345  $      4,566            -  $     27,911
 Accounts payable                              (789)        5,272             -      4,483        69,065            -        73,548
 Accrued expenses                            16,246        11,862             -     28,108        26,505            -        54,613
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total current liabilities                 38,207        17,729             -     55,936       100,136            -       156,072
Non-current Deferred Income Taxes             3,899          (662)            -      3,237         5,074            -         8,311
Senior subordinated notes due 2005          125,000             -             -    125,000             -            -       125,000
Senior subordinated notes due 2008,
 including an adjustment of $12,081 to the
 carrying value related to interest rate
 swap agreements                            160,896             -             -    160,896             -            -       160,896
Long-term debt-revolving credit agreement         -        76,119             -     76,119             -            -        76,119
Other notes payable                               -           281             -        281           592            -           873
Other long term liabilities                       -         4,528             -      4,528        11,712            -        16,240
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Total liabilities                        328,002        97,995             -    425,997       117,514            -       543,511
Minority Interest                                 -             -             -          -        14,957            -        14,957
Stockholders' Equity                        499,032       177,705      (533,793)   142,944       110,960            -       253,904
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Total Liabilities and Stockholders' Equity $827,034  $    275,700  $   (533,793) $ 568,941  $    243,431 $          -  $    812,372
                                           ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003 (IN THOUSANDS)

                                                      GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Net Sales                                  $ 94,317  $    265,320  $   (152,655) $ 206,982  $    289,853 $    (99,732) $    397,103
Cost of Goods Sold                           72,454       221,949      (155,770)   138,633       211,573      (97,532)      252,674
Distribution Expenses                             -        12,859             -     12,858         8,192            -        21,051
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Gross Profit                              21,863        30,512         3,115     55,491        70,088       (2,200)      123,378
Selling, General and Administrative
 expenses                                    14,139        37,508             -     51,648        40,367       (1,500)       90,514
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Operating Income (Loss)                    7,724        (6,996)        3,115      3,843        29,721         (700)       32,864
Interest Expense, Net                         6,933         1,571             -      8,503         1,829            -        10,333
(Income) loss from subsidiary               (10,177)          216         9,961          -             -            -             -
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
 Income (Loss) Before Income Taxes           10,968        (8,783)       (6,846)    (4,660)       27,892         (700)       22,531
Income Tax (Benefit) Expense                  1,252        (1,274)            -        (22)        7,433            -         7,411
Minority interest                                 -             -                                  2,774            -         2,774
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Net Income (Loss)                       $  9,716  $     (7,508) $     (6,846) $  (4,638) $     17,685 $       (700) $     12,346
                                           ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002 (IN THOUSANDS)

                                                     GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                           PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
Net Sales                                 $ 90,612  $    327,405  $   (167,059) $ 250,958  $    176,765 $    (88,471) $    339,252
Cost of Goods Sold                          63,623       268,644      (178,799)   153,468       144,155      (86,971)      210,652
Distribution Expenses                            -        13,748             -     13,748         3,477            -        17,225
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Gross Profit                             26,989        45,013        11,740     83,742        29,133       (1,500)      111,375
Selling, General and Administrative
 expenses                                   15,010        29,825             -     44,835        21,688       (1,500)       65,023
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Operating Income                         11,979        15,188        11,740     38,907         7,445            -        46,352
Interest Expense, Net                        7,713         1,687             -      9,400         1,227            -        10,627
Fair Market Value Adjustment on
 Derivatives                                     -             -             -                   (1,009)                    (1,009)
(Income) Loss from Subsidiaries            (10,176)          281         9,895          -             -            -             -
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
 Income Before Income Taxes                 14,442        13,220         1,845     29,507         7,227            -        36,734
Income Tax Expense                           1,493         5,766             -      7,259         4,505            -        11,764
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Net Income                             $ 12,949  $      7,454  $      1,845  $  22,248  $      2,722 $          -  $     24,970
                                          ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27,
2003
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
Net Sales                                  $166,957  $    441,197  $   (273,429) $ 334,725  $    496,680 $   (195,763) $    635,642
Cost of Goods Sold                          128,352       373,004      (272,346)   229,010       373,683     (192,063)      410,630
Distribution Expenses                             -        23,840                   23,840        13,611            -        37,451
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Gross Profit                              38,605        44,353        (1,083)    81,875       109,386       (3,700)      187,561
Selling, General and Administrative
 expenses                                    25,385        60,827             -     86,212        59,094       (3,000)      142,306
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Operating Income (Loss)                   13,220       (16,474)       (1,083)    (4,337)       50,292         (700)       45,255
Interest Expense, Net                        14,166         2,486             -     16,652         3,359            -        20,011
(Income) loss from subsidiary               (16,091)          608        15,483          -             -            -             -
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
 Income (Loss) Before Income Taxes           15,145       (19,568)      (16,566)   (20,989)       46,933         (700)       25,244
Income Tax (Benefit) Expense                    883        (4,113)            -     (3,230)       11,523                      8,293
Minority interest                                 -             -             -          -         3,864                      3,864
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   Net Income (Loss)                       $ 14,262  $    (15,455) $    (16,566) $ (17,759) $     31,546 $       (700) $     13,087
                                           ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28,
2002
(IN THOUSANDS)

                                                     GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                           PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
Net Sales                                 $218,094  $    561,244  $   (386,439) $ 392,899  $    339,695 $   (193,290) $    539,304
Cost of Goods Sold                         125,052       450,821      (327,083)   248,790       271,963     (190,290)      330,463
Distribution Expenses                            -        25,608             -     25,608         5,517            -        31,125
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Gross Profit                             93,042        84,815       (59,356)   118,501        62,215       (3,000)      177,716
Selling, General and Administrative
 expenses                                   30,044        56,562          (425)    86,181        31,136       (3,000)      114,317
Intangible impairment Loss                     800             -             -        800             -            -           800
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Operating Income                         62,198        28,253       (58,931)    31,520        31,079            -        62,599
Interest Expense, Net                       14,972         3,412             -     18,384         2,250            -        20,634
Fair Market Value Adjustment on
 Derivatives                                     -             -             -                     (742)                      (742)
(Income) Loss from Subsidiaries            (42,545)          448        42,097          -             -            -             -
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
 Income (Loss) Before Income Taxes          89,771        24,393      (101,028)    13,136        29,571            -        42,707
Income Tax Expense                           2,417         5,672             -      8,089         5,748            -        13,837
                                          --------  ------------  ------------  ---------  ------------ ------------  ------------
   Net Income (Loss)                      $ 87,354  $     18,721  $   (101,028) $   5,047  $     23,823 $          -  $     28,870
                                          ========  ============  ============  =========  ============ ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27, 2003
(IN THOUSANDS)

                                                     GUARANTOR                                OTHER      CONSOLIDATED  CONSOLIDATED
                                           PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $ 14,262  $    (15,455) $    (16,566) $ (17,759) $     31,546  $       (700) $     13,087
 Adjustments to reconcile net income
  (loss) to net cash used in operating
    activities:
   Imputed interest on notes payable and
    other non-cash items                    (1,127)            -             -     (1,127)          219             -          (908)
   Deferred income tax provision                 -             -             -          -           134             -           134
   Foreign currency gains and losses             -           344             -        344             -             -           344
   Depreciation and amortization             4,805         1,877             -      6,682         4,195                      10,877
   Loss on disposal of equipment                 -             -             -          -            63             -            63
   Equity in net income of unconsolidated
    affiliate/consolidated subsidiaries    (16,090)          607        15,483          -             -             -             -
   Minority interest                             -             -             -          -         3,864             -         3,864
   Changes in assets and liabilities:                                                                                             -
    Accounts receivable                       (312)      (55,881)            -    (56,193)      (81,966)            -      (138,159)
    Inventories                             (7,046)       (3,449)        1,083     (9,412)      (10,199)          700       (18,911)
    Prepaid expenses and other current
     assets                                   (496)         (596)            -     (1,092)       (3,241)            -        (4,333)
    Accounts payable                           878           795             -      1,673        53,867             -        55,540
    Taxes payable                           16,417        (5,127)            -     11,290         5,150             -        16,440
    Accrued expenses                        12,382        24,614             -     36,996       (15,096)            -        21,900
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------
      NET CASH FROM OPERATING ACTIVITIES    23,673       (52,271)            -    (28,598)      (11,464)            -       (40,062)
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                    (1,472)       (1,983)            -     (3,455)       (5,603)            -        (9,058)
    Increase in other non-current assets         -             6             -          6          (378)            -          (372)
    Additional payment for patents and
     trademarks                            (21,666)            -             -    (21,666)            -             -       (21,666)
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------
      NET CASH FROM INVESTING ACTIVITIES   (23,138)       (1,977)            -    (25,115)       (5,981)            -       (31,096)
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from revolving line of
     credit and other debt                       -        59,000             -     59,000        11,976             -        70,976
    Repayment of long-term debt                  -          (429)            -       (429)            -             -          (429)
    Costs associated with refinancing         (575)            -             -       (575)            -             -          (575)
    Common stock issued                         42             -             -         42             -             -            42
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------
    NET CASH FROM FINANCING ACTIVITIES        (533)       58,571             -     58,038        11,976             -        70,014
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------

Effect of Exchange Rate Changes on Cash          -             -             -          -           338             -           338
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------

Net Change in Cash                               2         4,323             -      4,325        (5,131)            -          (806)

Cash, Beginning of Period                        -         8,971             -      8,971        44,131             -        53,102
                                          --------  ------------  ------------  ---------  ------------  ------------  ------------

Cash, End of Period                       $      2  $     13,294  $          -  $  13,296  $     39,000  $          -  $     52,296
                                          ========  ============  ============  =========  ============  ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 28, 2002
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $ 87,354  $     18,721  $   (101,028) $   5,047  $     23,823 $          -  $     28,870
 Adjustments to reconcile net income
  (loss) to net cash used in operating
    activities:
   Imputed interest on notes payable and
    other non-cash items                         61             -             -         61           228            -           289
   Deferred income tax provision                  -             -             -          -           281                        281
   Depreciation and amortization              4,238         1,773             -      6,011         2,223            -         8,234
   Loss on disposal of equipment                  -             -             -          -            45            -            45
   Equity in net income of unconsolidated
    affiliate/consolidated subsidiaries     (42,545)          448        42,097          -          (640)           -          (640)
   Impairment loss on intangible asset          800             -             -        800             -            -           800
   Fair value adjustment for derivatives          -             -             -          -          (742)                      (742)
   Changes in assets and liabilities:                                                                               -             -
    Accounts receivable                         774       (41,854)            -    (41,080)      (26,523)           -       (67,603)
    Inventories                              (9,967)      (48,060)       58,931        904        (5,002)           -        (4,098)
    Prepaid expenses and other current
     assets                                   2,071        (3,904)            -     (1,833)       (2,290)           -        (4,123)
    Intercompany                            (16,817)       47,081             -     30,264       (30,264)           -             -
    Accounts payable                        (14,704)       20,340             -      5,636        64,477            -        70,113
    Taxes payable                             6,215         5,514             -     11,729         1,742            -        13,471
    Accrued expenses                         (1,731)        4,731             -      3,000        11,037            -        14,037
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
      NET CASH FROM OPERATING ACTIVITIES     15,749         4,790             -     20,539        38,395            -        58,934
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                        (989)       (1,737)            -     (2,726)       (7,652)           -       (10,378)
   Increase in other non-current assets        (250)            -             -       (250)          410            -           160
   Additional payment for patents and
    trademarks                              (22,248)            -             -    (22,248)            -            -       (22,248)
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
      NET CASH FROM INVESTING ACTIVITIES    (23,487)       (1,737)            -    (25,224)       (7,242)           -       (32,466)
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from revolving line of
    credit and other debt                         -        10,000             -     10,000             -            -        10,000
   Repayment of long-term debt                    -        (4,823)            -     (4,823)            -            -        (4,823)
   Proceeds from termination of swap
    transaction                               8,058             -             -      8,058             -            -         8,058
   Costs associated with refinancing            (88)            -             -        (88)            -            -           (88)
   Common stock issuance                         25             -             -         25             -            -            25
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------
   NET CASH FROM FINANCING ACTIVITIES         7,995         5,177             -     13,172             -            -        13,172
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------

Effect of Exchange Rate Changes on Cash      (3,059)            -             -     (3,059)        2,779            -          (280)
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------

Net Change in Cash                           (2,802)        8,230             -      5,428        33,932            -        39,360

Cash, Beginning of Period                     2,797         7,931             -     10,728        20,327            -        31,055
                                           --------  ------------  ------------  ---------  ------------ ------------  ------------

Cash, End of Period                        $     (5) $     16,161  $          -  $  16,156  $     54,259 $          -  $     70,415
                                           ========  ============  ============  =========  ============ ============  ============

11.  SUBSEQUENT EVENT

     The Company entered into an amendment, dated as of February 4, 2004, to the senior revolving credit facility, which among other things waived the Company's compliance with a consolidated fixed charge coverage ratio for the fiscal months ending December 27, 2003 and January 31, 2004.

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

     ACQUISITIONS & EXPANSIONS

     On July 1, 2003, we started Salton Brasil Limited. Salton Brasil began shipping in the second quarter of fiscal 2004.

     BASIS FOR PRESENTATION

     The consolidated financial statements for the thirteen weeks ended December 27, 2003 ("second quarter of 2004") and twenty-six weeks ended December 27, 2003 ("first half of 2004") include the accounts of Amalgamated Appliances Limited (AMAP), reflecting the controlling ownership interest acquired on May 16, 2003. Accounting principles generally accepted in the United States of America (GAAP) require results for the periods ended prior to May 16, 2003, including results of operations and cash flows for the quarter ended December 28, 2002 be presented on a historical basis with Salton's investment in AMAP accounted for under the equity method of accounting. Pro forma results for the second quarter of 2003 and first half of 2003, as if the increase in ownership of AMAP had taken place at the beginning of 2003, are presented in Note 2 of the Financial Statements.

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

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at December 27, 2003.

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

     The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected discounted cash flows.

     As of June 28, 2003, the Company prepared estimates of the fair values of those reporting units having recorded goodwill amounts. Such estimates exceeded the carrying values of the reporting units, however, shortfalls in future operating results and/or application of more conservative market assumptions could have an adverse impact on the comparison of fair value to carrying value. If these conditions arise, and a shortfall in fair value versus carrying value results, further analysis of intangibles at the unit level could result in an impairment charge of a material portion of the $27.8 million of goodwill.

     QUARTER IN REVIEW

     Salton revenues were up due to the continued expansion of the Company's international operations. Planned product acquisition cost improvements increased profitability from the prior trended quarter while new product launches and geographic expansion pushed selling, general and administrative expenses up.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                       13 WEEKS ENDED
                                                ----------------------------
                                                DECEMBER 27,    DECEMBER 28,
                                                   2003            2002
                                                ------------    ------------
Net sales                                              100.0%          100.0%
Cost of goods sold                                      63.6            62.1
Distribution expenses                                    5.3             5.1
                                                ------------    ------------
    Gross profit                                        31.1%           32.8%
Selling, general and administrative expense             22.8            19.2
                                                ------------    ------------
Operating income                                         8.3%           13.6%
                                                ============    ============

     SECOND QUARTER FISCAL 2004 COMPARED TO SECOND QUARTER FISCAL 2003

     NET SALES AND GROSS PROFIT

     Salton's net sales for the thirteen weeks ended December 27, 2003 were $397.1 million. This represented an increase in revenues of 17.0% compared to $339.3 million in the same period in 2003. This increase was primarily from the Company's inclusion of AMAP as a result of our increased ownership interest, as well as approximately $11.3 million of increased sales in the international market and $10.0 million in exchange rate fluctuations. While sales of George Foreman products declined in the domestic market, sales of George Foreman have shown increases internationally. During the calendar year 2004, the Company expects to launch several new products domestically and overseas. Globally, sales were negatively impacted by shortages from our key suppliers as a result of their transition to new factories which drove lower product costs. The circumstances surrounding the product shortages have subsequently been resolved.

     Gross profit, as a percent of net sales, was 31.1% in second quarter of 2004 as compared to 32.8% in second quarter of 2003. Gross profit has approached normalized levels as a result of ongoing price reductions across brands introduced in advance of cost reductions. However, the inclusion of AMAP brings substantially lower margins due to the nature of their business in the electronics industry.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to 22.8% of net sales or $90.5 million in the second quarter of 2004 compared to 19.2% of net sales or $65.0 million for the second quarter of 2003. The increase was global with nearly $17.0 million of increases driven primarily by advertising and other promotions for new product initiatives, as well as the expansion into new territories for products including George Foreman, Westinghouse Unplugged and One:One single-cup pod-operated coffee maker. In addition, the inclusion of AMAP also contributed to the increases.

     NET INTEREST EXPENSE

     Net interest expense was $10.3 million for the second quarter of 2004 compared to $10.6 million in the second quarter of 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.0% in the second quarter of 2004 compared to 8.1% in the same period in 2003. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $427.7 million for the second quarter of 2004 compared to $470.8 million for the same period in 2003.

     INCOME TAXES

     Income tax expense was $7.4 million in the second quarter of 2004 as compared to income tax expense of $11.8 million in the same period in 2003. The effective tax rate for federal, state and foreign income taxes was approximately 32.9% for the second quarter of 2004 versus approximately 32.0% for the second quarter of 2003.

     FIRST HALF IN REVIEW

     Salton's international expansion increased net sales by 17.9% despite a 14.8% decline in domestic revenues. Planned product acquisition cost improvements were also a key driver in Salton's return to more normalized margins.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                       26 WEEKS ENDED
                                                ----------------------------
                                                DECEMBER 27,    DECEMBER 28,
                                                   2003            2002
                                                ------------    ------------
Net sales                                              100.0%          100.0%
Cost of goods sold                                      64.6            61.3
Distribution expenses                                    5.9             5.8
                                                ------------    ------------
    Gross profit                                        29.5%           32.9%
Selling, general and administrative expense             22.4            21.2
                                                ------------    ------------
Operating income                                         7.1%           11.7%
                                                ============    ============

     FIRST HALF FISCAL 2004 COMPARED TO FIRST HALF FISCAL 2003

     NET SALES AND GROSS PROFIT

     Salton's net sales for the twenty-six weeks ended December 27, 2003 were $635.6 million. This represented an increase in revenues of 17.9% compared to $539.3 million for the same period in 2003. This increase was primarily from the Company's inclusion of sales from AMAP as a result of our increased ownership interest. The effect of foreign exchange rate fluctuations accounted for nearly $12.8 million of the increases in net sales during the first half of 2004. In addition, our strong portfolio of brand names contributed to our success internationally with $11.5 million in increased sales overseas.

     Gross profit in first half of 2004 increased to $187.6 million compared to $177.7 million. As a percent of net sales, gross profit decreased from 32.9% in the first half of 2003 to 29.5% of net sales in the first half of 2004. The percentage decline was primarily a result of ongoing price reductions across brands introduced in advance of cost reductions in the domestic market.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to 22.4% of net sales or $142.3 million in first half of 2004 compared to 21.2% of net sales or $114.3 million for first half of 2003. The increase in dollars is primarily due to global advertising increases for the launch of several new product lines and the entry into new territories and the inclusion of AMAP.

     NET INTEREST EXPENSE

     Net interest expense was $20.0 million for the first half of fiscal 2004 compared to $20.6 million in the first half of fiscal 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.2% in the first half of fiscal 2004 compared to 8.3% in the same period in fiscal 2003. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $409.3 million for the first half of fiscal 2004 compared to $468.1 million for the same period in fiscal 2003.

     INCOME TAXES

     Income tax expense was $8.3 million in the first half of fiscal 2004 as compared to income tax expense of $13.8 million in the same period in fiscal 2003. The effective tax rate for federal, state and foreign income taxes was approximately 32.9% for the first half of fiscal 2004 versus approximately 32.4% for the first half of fiscal 2003.

     LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. During the first half of fiscal 2004, we used net cash of $40.1 million in operating activities and $31.1 million in investing activities. The cash used in operating activities was primarily due to seasonal increases in accounts receivable and inventory, net of increases in trade payables. The cash used in investing activities was primarily related to the final payment to George Foreman in connection with the obligation under the note payable to him, as well as capital expenditures.

     Our results of operations for the periods discussed have not been significantly affected by inflation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. Foreign currency fluctuations between exchange rates used for local financial reporting and the U.S. dollar have had a favorable impact on our results of operations in the first half of fiscal 2004.

     Salton Europe and AMAP currently use foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling and the South Africa Rand against United States dollars.

     We incurred approximately $9.1 million for capital expenditures during the first half of 2004, and we expect to incur an aggregate of approximately $20.0 million for fiscal 2004.

     REVOLVING CREDIT FACILITY

     Our senior secured revolving credit facility is provided by a syndicate of banks and other financial institutions, including Wachovia Bank, National Association, as agent, Bank of America, N.A., as the syndication agent and documentation agent, and Bank of America Securities LLC and Wachovia Securities, Inc., as co-arrangers and co-book runners. The senior secured revolving credit facility, which has a final maturity date of April 30, 2007, provides us with the ability to borrow up to $275.0 million (including $10.0 million for letters of credit).

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

     If we fail to comply with various operational and other covenants under our senior secured revolving facility or any of our other debt instruments, including our senior subordinated notes discussed below, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we are unable to do so, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. We cannot assure that any refinancing would be available or that any sales of assets or additional financing could be obtained.

     We entered into an amendment dated as of February 4, 2004 to our senior secured revolving credit facility, which among other things, waived our compliance with a consolidated fixed charge coverage ratio for the fiscal months ending December 27, 2003 and January 31, 2004. If, in the future, we are required to obtain similar amendments, we cannot assure you that those amendments would be available on commercially reasonable terms, or at all.

     As of December 27, 2003, we had borrowings of approximately $135.1 million outstanding under our senior secured revolving credit facility. Advances under the senior secured credit facility are primarily based upon percentages of eligible accounts receivable and inventories. As of December 27, 2003, we had approximately $43.0 million available for future cash borrowings. Typically, given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and totals approximately 3.9% at December 27, 2003; or the Base Rate (Wachovia Bank's prime rate), plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and is currently set at 0.5%, and totals 4.5% at December 27, 2003.

     The senior secured revolving credit facility is secured by all of our tangible and intangible assets and all of the tangible and intangible assets of our domestic subsidiaries and a pledge of the capital stock of our domestic subsidiaries and 65.0% of the capital stock of certain of our foreign subsidiaries. The senior secured revolving credit facility is unconditionally guaranteed by each of our direct and indirect domestic subsidiaries.

     SENIOR SUBORDINATED NOTES

     In addition to borrowings under our senior secured revolving credit facility, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due 2008 outstanding (excluding $10.8 million related to the fair value of interest rate swap agreements that have been monetized).

     Our senior subordinated notes are general unsecured obligations and are subordinated to all our current and future senior debt, including all borrowings under our senior secured revolving credit facility. The subordinated notes rank equally with all our other existing and future senior subordinated indebtedness.

     Our current and future domestic restricted subsidiaries jointly and severally guarantee our payment obligations under the senior subordinated notes on a senior subordinated basis. The guarantees rank junior to all senior debt of the guarantors (including guarantees under our senior secured revolving credit facility) and equally with all other senior subordinated indebtedness of the guarantors.

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

     We believe that future cash flow from operations based on our current level of operations and anticipated growth, together with available borrowings under our senior secured revolving credit facility and other sources of debt funding, will be adequate to meet our anticipated requirements for current capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments. Our anticipated earnings and growth are subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will continue to generate sufficient cash flow from operations in the future to service our debt and make necessary capital expenditures after satisfying certain liabilities arising in the ordinary course of business. In addition, we may incur additional debt, or may issue debt or equity securities, to finance our operations and/or repay or refinance our senior subordinated notes due 2005. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial conditions and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you additional financing will be available, or if available, that it will be on terms we find acceptable.

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

     All foreign exchange contracts have been recorded on the balance sheet at fair value of $7.1 million classified within accrued expenses. The change in the fair value of contracts in the second quarter that qualify as foreign currency cash flow hedges and are highly effective was $6.1 million. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At December 27, 2003, the Company had foreign exchange contracts for the purchase of 110.2 million U.S. dollars. Contracts for the purchase of 82.6 million U.S. dollars were entered into during the second quarter of fiscal 2004.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, the Company filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortiously interfered with the contractual relationship between Philips and E&E.

     On October 23, 2003, Philips filed a counterclaim reiterating the allegations in its letter to the Company. The Company denied each of these allegations. Philips sought to enjoin the Company from further importing, manufacturing, advertising, marketing or selling the One:One coffee maker and any monetary damages that the Court deems proper. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months.

     In view of the District Court's ruling, the Company sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton. Although Salton sought the same consent from Philips, on January 30, 2004, it refused to consent to the Company's joinder. The Company is preparing papers to force intervention.

     On January 6, 2004, Philips filed a new action in the United States District Court for the Northern District of Illinois against the Company alleging violations of US Copyright Law seeking to enjoin the Company from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the grounds that it was barred by the Court's dismissal decision in the prior action.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     A current report on Form 8-K was filed on February 10, 2004 reporting under
     Item 12, Results of Operations and Financial Condition, our results of operations for the second quarter of fiscal 2004 and an amendment to the senior secured credit facility.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2004              SALTON, INC.

                                     /s/ DAVID M. MULDER
                                     David M. Mulder
                                     Executive Vice President, Chief
                                     Administrative Officer and Senior Financial
                                     Officer
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------
     10.40           First Amendment to Credit Agreement dated as of February 4,
                     2004 by and among Salton, Inc., Toastmaster Inc., Salton
                     Toastmaster Logistics LLC, each of Salton's Subsidiaries
                     that are signatories thereto as Guarantors, the Lenders
                     that are signatories thereto and Wachovia Bank, National
                     Association in its capacity as Administrative Agent for the
                     Lenders (incorporated by reference in the Registrant's
                     Current Report on Form 8-K, dated February 10, 2004).

     12(A)           Computation of Ratio of Earnings to Fixed Charges

     31.1            Certification By The Chief Executive Officer Pursuant To
                     Section 302 Of The Sarbanes-Oxley Act Of 2002

     31.2            Certification By The Senior Financial Officer Pursuant To
                     Section 302 Of The Sarbanes-Oxley Act Of 2002

     32.1            Certification of Principal Executive Officer Pursuant to 18
                     U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

     32.2            Certification of The Senior Financial Officer Pursuant to
                     18. U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002