Form 10-K/A
period 2003-06-28
SALTON INC
filed 2004-03-15
CIK 878280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ________ To ________
Commission file number 0-19557

SALTON, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-3777824

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1955 Field Court
Lake Forest, Illinois	60045

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (847) 803-4600

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.01 Par Value

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The number of shares of the Registrant’s Common Stock outstanding as of
September 17, 2003 was 11,187,386.

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s proxy statement relating to its 2003 Annual Meeting of
Stockholders (the “2003 Proxy Statement”).

SIGNATURE
Certification by the CEO
Certification of the CFO
Certification of the CEO
Certification of the CFO

Explanatory Note

     This Amendment Number 1 to our annual report on Form 10-K for the year ended June 28, 2003 is being filed solely to correct typographical errors in the certifications of the principal executive officer and of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This amendment speaks as of the original filing date of our annual report of Form 10-K. Except for such exhibits, no other information contained in our Form 10-K for the year ended June 28, 2003 has been updated or amended.

SIGNATURE

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

SALTON, INC.

By:	/s/ Leonhard Dreimann

Leonhard Dreimann Chief Executive Officer

EXHIBIT LIST

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002