Form 10-Q
period 2004-03-27
SALTON INC
filed 2004-05-11
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended March 27, 2004 or

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From _________ to ________.

     Commission file number: 0-19557


                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                            36-3777824
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                           Identification Number)


         1955 Field Court
          Lake Forest, IL                                            60045
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2004, 11,370,282 shares of its $.01 par value Common Stock.

                                                                                                   PAGE NO.
                                                                                                   --------
PART I            FINANCIAL INFORMATION

        Item 1:   Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 27, 2004 and June 28, 2003                          3

                  Consolidated Statements of Income - Thirteen weeks ended
                  March 27, 2004 and March 29, 2003 and Thirty-nine weeks ended
                  March 27, 2004 and March 29, 2003                                                       4

                  Consolidated Statements of Cash Flows -Thirty-nine weeks ended
                  March 27, 2004 and March 29, 2003                                                       5

                  Notes to Consolidated Financial Statements                                              6

        Item 2:   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  20

        Item 3:   Quantitative and Qualitative Disclosures About Market Risk                             31

        Item 4:   Controls and Procedures
                                                                                                         31

PART II           OTHER INFORMATION

        Item 1:   Legal Proceedings                                                                      32

        Item 3:   Default Upon Senior Securities                                                         33

        Item 6:   Exhibits and Reports on Form 8-K                                                       33

                  Signature                                                                              34

                  Certifications

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                   MARCH 27, 2004      JUNE 28, 2003
                                                                   --------------      --------------
ASSETS
CURRENT ASSETS:
 Cash                                                              $       74,810      $       53,102
 Accounts receivable, net of allowances                                   188,605             198,511
 Inventories                                                              275,227             217,317
 Prepaid expenses and other current assets                                 26,018              18,203
 Prepaid income taxes                                                      11,600               9,606
 Deferred income taxes                                                      8,989              12,825
                                                                   --------------      --------------
   Total Current Assets                                                   585,249             509,564
Property, Plant and Equipment, net                                         71,590              69,970
Tradenames                                                                189,701             191,963
Goodwill                                                                       --              26,953
Other Assets, net                                                          12,737              13,922
                                                                   --------------      --------------
TOTAL ASSETS                                                       $      859,277      $      812,372
                                                                   ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Revolving line of credit and other current debt                   $       94,836      $       27,911
 Accounts payable                                                         137,001              73,548
 Accrued expenses                                                          77,437              54,613
                                                                   --------------      --------------
   Total Current Liabilities                                              309,274             156,072
Non-Current Deferred Income Taxes                                           5,294               8,311
Senior Subordinated Notes Due 2005                                        125,000             125,000
Senior Subordinated Notes due 2008, including an adjustment of
  $10,206 and $12,081 to the carrying value related
  to interest rate swap agreements, respectively                          159,205             160,896
Long Term Debt-Revolving Credit Agreement                                      --              76,119
Other Notes Payable                                                           874                 873
Other Long Term Liabilities                                                18,527              16,240
                                                                   --------------      --------------
                                                                          618,174             543,511
Minority Interest                                                          21,360              14,957
STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value; authorized, 2,000,000
  shares; 40,000 shares issued                                                 --                  --
 Common Stock, $.01 par value; authorized, 40,000,000
  shares; issued and outstanding: 2004-11,370,282 shares;
  2003-11,186,905 shares                                                      148                 148
 Treasury Stock - at cost                                                 (65,792)            (67,019)
 Additional Paid-In Capital                                                96,565              96,179
 Accumulated Other Comprehensive Income                                     8,174                (982)
 Retained Earnings                                                        180,648             225,578
                                                                   --------------      --------------
   Total Stockholders' Equity                                             219,743             253,904
                                                                   --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      859,277      $      812,372
                                                                   ==============      ==============

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                13 WEEKS ENDED                         39 WEEKS ENDED
                                                      ----------------------------------      ----------------------------------
                                                      March 27, 2004      March 29, 2003      March 27, 2004      March 29, 2003
                                                      --------------      --------------      --------------      --------------
NET SALES                                             $      191,376      $      166,364      $      827,018      $      705,668
Cost of Goods Sold                                           135,971             115,688             546,601             446,151
Distribution Expenses                                         16,813              13,335              54,264              44,460
                                                      --------------      --------------      --------------      --------------
GROSS PROFIT                                                  38,592              37,341             226,153             215,057
Selling, General and Administrative Expenses                  68,300              46,673             210,607             160,990
Impairment Loss on Goodwill and Intangible Assets             34,324                  --              34,324                 800
                                                      --------------      --------------      --------------      --------------
OPERATING (LOSS) INCOME                                      (64,032)             (9,332)            (18,778)             53,267
Interest Expense, net                                          9,783              10,012              29,794              30,646
Fair market value adjustment on derivatives                       --              (1,516)                 --              (2,258)
                                                      --------------      --------------      --------------      --------------
(LOSS) INCOME BEFORE INCOME TAXES                            (73,815)            (17,828)            (48,572)             24,879
Income Tax (Benefit) Expense                                 (16,588)             (5,753)             (8,296)              8,084
Minority Interest, net of tax                                    790                  --               4,654                  --
                                                      --------------      --------------      --------------      --------------
NET (LOSS) INCOME                                     $      (58,017)     $      (12,075)     $      (44,930)     $       16,795
                                                      ==============      ==============      ==============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                11,276,572          11,182,348          11,217,907          11,141,321

WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                             11,276,572          11,182,348          11,217,907          15,100,023

Net (Loss) Income per Common Share: Basic             $        (5.14)     $        (1.08)     $        (4.01)     $         1.51

Net (Loss) Income per Common Share: Diluted           $        (5.14)     $        (1.08)     $        (4.01)     $         1.11

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                     39 WEEKS ENDED
                                                                            ----------------------------------
                                                                            MARCH 27, 2004      MARCH 29, 2003
                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $      (44,930)     $       16,795
 Adjustments to Reconcile Net (Loss) Income to Net Cash from Operating
 Activities:
  Imputed interest on notes payable and other non-cash items                        (1,354)                257
  Deferred income tax                                                                1,346                 664
  Depreciation and amortization                                                     17,013              12,494
  Bad debt provision                                                                 1,740               4,591
  Loss on disposal of equipment                                                        335                 384
  Equity in net income of investee                                                      --                (910)
  Inventory valuation adjustment                                                     1,278                 900
  Impairment loss on goodwill and intangible assets                                 34,324                 800
  Fair value adjustment for derivatives                                                 --              (2,258)
  Foreign currency gains and losses                                                    665                (474)
  Minority interest                                                                  4,654                  --
  Changes in assets and liabilities:
    Accounts receivable                                                             13,032              23,870
    Inventories                                                                    (52,097)             27,315
    Prepaid expenses and other current assets                                       (6,864)             (6,949)
    Accounts payable                                                                58,643               9,535
    Taxes payable                                                                   (2,477)              6,364
    Accrued expenses                                                                18,594              (4,767)
                                                                            --------------      --------------
     NET CASH FROM OPERATING ACTIVITIES                                             43,902              88,611
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                              (13,991)            (16,316)
 Decrease (increase) in other non-current assets                                      (198)                156
 Proceeds from sale of property                                                        951                  --
 Additional payment for tradenames                                                 (21,750)            (23,748)
                                                                            --------------      --------------
     NET CASH FROM INVESTING ACTIVITIES                                            (34,988)            (39,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds (repayments) from revolving line of credit and other debt             12,689             (20,000)
 Repayment of long term debt                                                          (601)             (9,791)
 Proceeds from termination of Swap transaction                                          --               8,058
 Costs associated with refinancing                                                  (1,130)               (345)
 Common stock issued                                                                   223                  39
                                                                            --------------      --------------
     NET CASH FROM FINANCING ACTIVITIES                                             11,181             (22,039)
                                                                            --------------      --------------
Effect of Exchange Rate Changes on Cash                                              1,613                 417
                                                                            --------------      --------------
Net Change in Cash                                                                  21,708              27,081
Cash, Beginning of Period                                                           53,102              31,055
                                                                            --------------      --------------
Cash, End of Period                                                         $       74,810      $       58,136
                                                                            ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
 Interest                                                                   $       20,807      $       20,953
 Income taxes, net of (refunds)                                             $       (6,759)     $        5,013

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In the quarter ended March 27, 2004, the Company issued 146,902 shares of common stock out of treasury in lieu of cash for the final payment to one of the venture participants under the Foreman obligation.

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


                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2003 Annual Report on Form 10-K. Certain reclassifications have been made for consistent presentation.

2.   REVOLVING CREDIT FACILITY

     The Company failed to comply with the consolidated fixed charge coverage ratio contained in the senior secured revolving credit facility for the fiscal month ended March 27, 2004 and anticipates future near-term noncompliance with the consolidated fixed charge coverage ratio and U.S. fixed charge coverage ratio.

     On May 10, 2004, the Company entered into a forbearance agreement and amendment to the senior secured revolving credit facility. Under the forbearance agreement and amendment, until June 10, 2004 and subject to the Company's compliance with the terms thereof, (a) the agent and senior lenders have agreed to forbear from exercising any of their rights and remedies under the senior secured revolving credit facility with respect to defaults arising from our existing and anticipated failure to comply with certain financial covenants during April and May 2004, and (b) the senior lenders under the senior secured revolving credit facility authorized the agent to continue making revolving loans in accordance with the terms of the senior secured revolving credit facility. The forbearance agreement and amendment requires Salton to, among other things, deliver to the agent certain information, projections and forecasts and provides for the payment by the Company of certain fees and expenses of the agent and the lenders. In addition, the forbearance agreement and amendment increases the specified margin with respect to the Company's interest rates under the senior secured revolving credit facility by 0.5%.

     Salton is currently in discussions with the agent and the senior lenders with respect to an amendment to the senior secured revolving credit facility to establish, among other things, revised financial covenants that the Company believes will be able to satisfy for the foreseeable future. There can be no assurance that the Company will be able to negotiate such an amendment.

     As of March 27, 2004, Salton had borrowings of approximately $83.6 million outstanding under the senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility have been classified as current liabilities in the Company's consolidated financial statements because Salton does not expect to be in compliance with the financial covenants subsequent to the forbearance period without an amendment to the facility and the related covenants.

     Salton's senior lenders have imposed a $10.0 million reserve on the Company's availability under the facility. Accordingly, this reserve will limit the availability for borrowings under the facility until such time as the agent, acting unilaterally or at the request of the required lenders, removes this reserve. As of May 8, 2004, Salton had borrowings under the Company's senior secured revolving credit facility of $106.7 million and approximately $13.0 million available for future cash borrowings (after taking into account the $10.0 million reserve).

     Salton is also required by the Company's senior secured revolving credit facility to maintain a minimum level of availability of $25.0 million for the period July 1st - December 31st and $35.0 million for the period January 1st - June 30th of any given year. If the Company fails to maintain these minimum availability levels, all proceeds from the Company's sale of collateral (including working capital) must be deposited for the benefit of the agent and released to the Company at the discretion of the senior lenders to meet Salton's operating needs. In April, Salton failed to maintain $35.0 million of availability under the senior secured revolving credit facility. Accordingly, all proceeds from the Company's sale of collateral is deposited for the benefit of the Agent.

     Borrowings under the Company's senior secured credit facility accrue interest, at Salton's option, at either: LIBOR, plus a specified margin, which is determined by the Company's consolidated fixed charge coverage ratio, and totaled approximately 3.9% at March 27, 2004; or the Base Rate (Wachovia Bank's prime rate), plus a specified margin, which is determined by the Company's consolidated fixed charge coverage ratio, and totaled 4.5% at March 27, 2004.

     Events of default under the Company's senior secured revolving credit facility include, but are not limited to: (a) failure to pay principal or interest when due; (b) material breach of any representation or warranty;
     (c) covenant defaults; (d) default with respect to any other debt with an outstanding principal amount in excess of $1.0 million if the effect thereof is to accelerate or permit the acceleration of such debt; and (e) events of bankruptcy.

     Salton believes that future cash flow from operations based on the Company's current level of operations and anticipated cash savings from the Company's U.S. restructuring plan, together with available borrowings under the senior secured revolving credit facility and other sources of debt funding, will be adequate to meet the anticipated requirements during the next twelve months for capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments. However, Salton will have to accomplish one of the following actions on or prior to June 10, 2004, the maturity date of the forbearance agreement and amendment to our senior secured revolving credit facility: (a) amend the senior secured revolving credit facility to provide for revised financial covenants, sufficient borrowing capacity and other terms acceptable to us; (b) obtain an extension by the senior lenders of the forbearance period; or (c) refinance the senior secured revolving credit facility. Salton's ability to accomplish one of the foregoing actions depends on our financial performance, including the Company's ability to generate cost savings, and other factors, some of which are beyond the Company's control. During the past several years, Salton has been able to negotiate operating flexibility with the senior lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. Accordingly, Salton cannot assure you that the Company will be able to accomplish any of the foregoing actions. If the Company is unable to accomplish one of the foregoing actions by June 10, 2004, the Company will continue to be in default under certain financial covenants in the senior secured revolving credit facility. Under those circumstances, unless the senior lenders agree to extend the forbearance period, the senior lenders would be entitled to accelerate the senior secured revolving credit facility which, in turn, would permit acceleration of the senior subordinated notes.

     The Company is implementing a U.S. restructuring plan in the domestic market, in order to align domestic operating costs with current sales levels. Salton plans to reduce annual domestic operating expenses by a minimum of $40.0 million through a reduction in advertising and coop expenses and through consolidation of U.S. operations. In connection with these initiatives, Salton expects to record significant charges. Such charges will be recognized as the liabilities are incurred and are largely expected in the fourth quarter.

3.   ACQUISITION AND EXPANSION

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

                                   13 WEEKS ENDED      39 WEEKS ENDED
(In thousands except share data)   MARCH 29, 2003      MARCH 29, 2003
                                   --------------      --------------
Revenues                           $      193,325      $      796,709

Net income                         $      (11,839)     $       17,324
Earnings per share:
 Basic                             $        (1.06)     $         1.55
 Diluted                           $        (1.06)     $         1.15

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

4.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

     The computation of diluted shares outstanding for the thirteen weeks ended March 27, 2004 and March 29, 2003, and for the thirty-nine weeks ended March 27, 2004, excludes incremental shares of 4,104,441 million, 3,926,167 million and 4,044,574 million, respectively, related to the Company's common stock equivalents, options and warrants. These shares are excluded due to their anti-dilutive effect. Options to purchase 270,000 common shares at a price of $29.25 per share were not included in the computation of diluted shares for the thirty-nine weeks ended March 29, 2003 because the option price was not reached for a specified period of time. Options and warrants to purchase 1,241,606 shares of common stock at a price range of $10.44 to $37.00 per share were also not included in the computation of diluted shares for the thirty-nine weeks ended March 29, 2003 because the exercise prices were greater than the average market price of the common shares during the period.

5.   STOCK-BASED COMPENSATION

     At March 27, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                            13 WEEKS ENDED                   39 WEEKS ENDED
                                                                     ---------------------------      ---------------------------
                                                                      March 27,      March 29,         March 27,       March 29,
(In thousands except share data)                                        2004           2003              2004            2003
                                                                     ------------   ------------      ------------   ------------
Net (loss) income - as reported                                      $    (58,017)  $    (12,075)     $    (44,930)  $     16,795
Less: Total stock-based employee compensation expense determined
 under fair value based method for all awards, net of related taxes           427            468             1,281          1,403
                                                                     ------------   ------------      ------------   ------------
Net (loss) income - pro forma                                        $    (58,444)  $    (12,543)     $    (46,211)  $     15,392
                                                                     ============   ============      ============   ============
(Loss) Earnings per share - basic
  As reported                                                        $      (5.14)  $      (1.08)     $      (4.01)  $       1.51
  Pro forma                                                                 (5.18)         (1.12)            (4.12)          1.38
(Loss) Earnings per share - diluted
  As reported                                                        $      (5.14)  $      (1.08)     $      (4.01)  $       1.11
  Pro forma                                                                 (5.18)         (1.12)            (4.12)          1.02

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

     All foreign exchange contracts have been recorded on the balance sheet within accrued expenses at a fair value of $5.0 million. The change in the fair value of contracts in the third quarter was $(2.1) million. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At March 27, 2004, the Company had foreign exchange contracts for the purchase of 75.9 million U.S. dollars. Contracts for the purchase of 30.0 million U.S. dollars were entered into during the third quarter of fiscal 2004.

     On November 1, 2002, the existing interest rate swap contract was terminated. No additional interest rate swap agreements have been executed subsequently.

7.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended March 27, 2004 and March 29, 2003, components of other comprehensive income include foreign currency translation adjustments of $1.6 million and $(5.4) million, respectively and unrealized losses on derivatives of $1.8 million and $1.1 million, respectively. For the thirty-nine weeks ended March 27, 2004 and March 29, 2003, components of other comprehensive income include foreign currency translation adjustments of $12.6 million and $3.0 million, respectively and unrealized (gains) losses on derivatives of $(3.4) million and $1.3 million, respectively.

                                          13 Weeks Ended                      39 Weeks Ended
                                   ------------------------------      ------------------------------
(In thousands)                      3/27/2004          3/29/2003        3/27/2004         3/29/2003
                                   ------------      ------------      ------------      ------------
Net Loss                           $    (58,017)     $    (12,075)     $    (44,930)     $     16,795
Other Comprehensive Income                3,424            (4,266)            9,156             4,318
                                   ------------      ------------      ------------      ------------
Comprehensive Income               $    (54,593)     $    (16,341)     $    (35,774)     $     21,113
                                   ============      ============      ============      ============

     Accumulated other comprehensive income is comprised of the following:

                                                                                          As Of
                                                                             ----------------------------------
(In thousands)                                                                 3/27/2004           6/28/2003
                                                                             --------------      --------------
Minimum Pension Liability, net of tax of $5,922 and $5,579, respectively     $      (12,874)     $      (12,072)
Unrealized Loss on Derivative, net of tax of $712 and $398, respectively             (4,300)               (649)
Foreign Currency Translation                                                         25,348              11,739
                                                                             --------------      --------------
                                                                             $        8,174      $         (982)
                                                                             ==============      ==============

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective with the beginning of Fiscal Year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Goodwill and intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment.

    The annual test for impairment of goodwill and other indefinite lived intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that the projected operating results of the Company would validate the amount of goodwill and other intangible assets on the financial statements. As the Company discussed in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. The operating shortfall in the third quarter caused management to revise projections resulting in a reduction in the forecasts of future operating performance used in the valuation study. The operating shortfall stemmed from lower sales and higher than expected returns of certain product lines, coupled with volume impacts resulting from the Philips lawsuit (see footnote
    11) and expected future competition.

    A valuation of goodwill and other indefinite lived intangible assets was conducted during the third quarter. The valuation incorporated management revised exceptions of future performance based on the Company's performance through the third quarter. Since management has not fully completed their detailed analysis, however, the valuation did not incorporate the future cost reductions expected to result from the U.S. restructuring plan that the Company intends to undertake beginning in the fourth quarter of fiscal 2004.

    Several valuation techniques were utilized in the analysis, including market capitalization, market comparables and discounted projected cash flows. The Company places the greatest emphasis on the discounted projected cash flow approach because it continues to believe that it provides the most reliable basis for valuation. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. Additionally, the evaluation indicated that the fair values of certain of the Company's tradenames, primarily George Foreman and Russell Hobbs, were substantially in excess of their current carrying values. SFAS No. 142 does not allow, however, for the offset of these excess fair values against any deficit when measuring the impairment of goodwill. The Company recorded a non-cash impairment charge totaling $34.3 million pre-tax ($29.9 million net of tax) consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX of $6.1 million.

    The following table summarizes the goodwill and intangible asset activity and balances:


(IN THOUSANDS)                                       IMPAIRMENT       CURRENCY
                        6/28/2003     ADDITIONS       CHARGES       FLUCTUATIONS     3/27/2004
                      ------------   ------------   ------------    ------------   ------------
Goodwill              $     26,953   $         --   $    (28,274)   $      1,321   $         --
Tradenames                 191,963            375         (6,050)          3,413        189,701
                      ------------   ------------   ------------    ------------   ------------

Total                 $    218,916   $        375   $    (34,324)   $      4,734   $    189,701
                      ============   ============   ============    ============   ============

9.   PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

(In thousands)                                              Domestic             Salton Europe               Total
13 Weeks Ended:                                    3/27/2004   3/29/2003    3/27/2004   3/29/2003    3/27/2004    3/29/2003
                                                   ----------  ----------   ----------  ----------   ----------   ----------
 Service cost-benefits earned during the year      $       42  $       42   $      224  $      194   $      266   $      236
 Interest cost on projected benefit obligation            179         187          488         401          667          588
 Actuarial return on plan assets                         (166)       (204)        (358)       (360)        (524)        (564)
 Net amortization and deferral                             99          39          148          75          247          114
                                                   ----------  ----------   ----------  ----------   ----------   ----------
    Net pension cost                               $      154  $       64   $      502  $      310   $      656   $      374
                                                   ==========  ==========   ==========  ==========   ==========   ==========

(In thousands)                                           Domestic                 Salton Europe                Total
39 Weeks Ended:                                   3/27/2004    3/29/2003    3/27/2004    3/29/2003     3/27/2004   3/29/2003
                                                  ----------   ----------   ----------   ----------    ----------  ----------
 Service cost-benefits earned during the year     $      126   $      125   $      628   $      583    $      754  $      708
 Interest cost on projected benefit obligation           536          562        1,369        1,202         1,905       1,764
 Actuarial return on plan assets                        (497)        (611)      (1,003)      (1,081)       (1,500)     (1,692)
 Net amortization and deferral                           296          117          414          225           710         342
                                                  ----------   ----------   ----------   ----------    ----------  ----------
    Net pension cost                              $      461   $      193   $    1,408   $      929    $    1,869  $    1,122
                                                  ==========   ==========   ==========   ==========    ==========  ==========

     During the thirty-nine weeks ended March 27, 2004, the Company contributed $0.2 million to the Domestic pension plans. The Company does not plan to make any additional contributions to the Domestic pension plans in fiscal 2004. During the thirty-nine weeks ended March 27, 2004, the Company contributed $0.4 million to the Salton Europe pension plan. The Company plans to contribute $0.1 million in the fourth quarter for the Salton Europe plan.

10.  OPERATING SEGMENTS AND MAJOR CUSTOMERS

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

     Major Customers - For the thirteen weeks ended March 27, 2004, no one customer accounted for more than 10.0% of net sales. One customer accounted for 11.4 % of net sales for the thirteen weeks ended March 29, 2003. For the thirty-nine weeks ended March 27, 2004, no one customer accounted for more than 10.0% of net sales. For the thirty-nine weeks ended March 29, 2003, one customer accounted for 13.2% while another customer accounted for 11.7% of net sales.

11.  LEGAL PROCEEDINGS

     In June, 2003, the Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, the Company filed a complaint in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortiously interfered with the contractual relationship between Philips and E&E.

     Philips response has been to file a series of lawsuits against the Company. On October 23, 2003, Philips filed a counterclaim against the Company in the Northern District of Illinois, Declaratory Judgment case, reiterating the allegations of Philips' June letter and adding a claim for copyright infringement. The counterclaim sought to enjoin the distribution of the One:One in the United States and money damages. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months. In view of the District Court's ruling, the Company sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

     On January 6, 2003, Philips filed a new action in the United States District Court for the Northern District of Illinois, against the Company alleging violations of U.S. Copyright Law seeking to enjoin the Company from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the ground that it was barred by the Court's dismissal decision in the prior action. Philips appealed this dismissal and the appeal was consolidated with the appeal of the earlier case in the United States Court of Appeals for the Seventh Circuit.

     On November 24, 2003, Philips and Sara Lee NV also filed a patent infringement suit against the Company asserting that the One:One infringed a US patent. Like the other actions, this case seeks damages and injunctive relief. The case is pending as in the United States District Court for the Northern District of Illinois.

     Philips has also filed an action for copyright infringement in the United Kingdom. This suit seeks unspecified money damages and injunctive relief. This case currently pends in the United Kingdom. E&E has intervened in that litigation, and it is anticipated E&E will seek to have the suit dismissed in favor of the Hong Kong action where the issue is already being litigated.

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


12.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

CONSOLIDATING BALANCE SHEET AS OF MARCH 27, 2004
(IN THOUSANDS)

                                                  GUARANTOR                                    OTHER      CONSOLIDATED  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   ELIMINATIONS     TOTAL      SUBSIDIARIES  ELIMINATIONS     TOTALS
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
                ASSETS
Current Assets:
 Cash                              $          1  $      1,460   $         --  $      1,461  $     73,349  $         --  $     74,810
 Accounts receivable, net of
   allowances                               182       108,647             --       108,829        79,776            --       188,605
 Inventories                              9,129       205,142        (44,124)      170,147       105,080            --       275,227
 Prepaid expenses and other
   current assets                         4,456         3,535             --         7,991        18,027            --        26,018
 Intercompany                           181,826      (166,786)          (387)       14,653       (14,653)           --            --
 Prepaid income taxes                    11,349         9,773             --        21,122        (9,522)           --        11,600
 Deferred income taxes                   (2,927)        6,940             --         4,013         4,976            --         8,989
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
  Total Current Assets                  204,016       168,711        (44,511)      328,216       257,033            --       585,249
Property, Plant and Equipment,           13,091        18,186             --        31,277        40,313            --        71,590
Investments in Subsidiaries             410,013        53,715       (463,728)           --            --                          --
Tradenames                              140,481        10,313             --       150,794        38,907            --       189,701
Goodwill                                     --            --             --            --            --            --            --
Other Assets, net                         9,814           270                       10,084         2,653            --        12,737
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
Total Assets                       $    777,415  $    251,195   $   (508,239) $    520,371  $    338,906  $         --  $    859,277
                                   ============  ============   ============  ============  ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt              $         --  $     84,317   $         --  $     84,317  $     10,519  $         --  $     94,836

 Accounts payable                         1,797         6,142           (215)        7,724       129,277            --       137,001
 Accrued expenses                        21,680        19,580             --        41,260        36,177            --        77,437
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
  Total current liabilities              23,477       110,039           (215)      133,301       175,973            --       309,274
Non-current Deferred Income Taxes           828        (1,015)            --          (187)        5,481            --         5,294
Senior subordinated notes due
  2005                                  125,000            --             --       125,000            --            --       125,000
Senior subordinated notes due
 2008, including an adjustment
 of $10,206 to the carrying value
 related to interest rate swap
 agreements                             159,205            --             --       159,205            --            --       159,205
Other Notes Payable                          --           282             --           282           592            --           874
Other Long Term Liability                    --         5,670             --         5,670        12,857            --        18,527
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
  Total liabilities                     308,510       114,976           (215)      423,271       194,903            --       618,174
Minority interest                            --            --             --            --        21,360            --        21,360
Stockholders' Equity                    468,905       136,219       (508,024)       97,100       122,643            --       219,743
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
Total Liabilities and
  Stockholders' Equity             $    777,415  $    251,195   $   (508,239)      520,371  $    338,906  $         --  $    859,277
                                   ============  ============   ============  ============  ============  ============  ============

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003
(IN THOUSANDS)

                                                  GUARANTOR                                    OTHER      CONSOLIDATED  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   ELIMINATIONS     TOTAL      SUBSIDIARIES  ELIMINATIONS     TOTALS
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
ASSETS
Current Assets:
 Cash                              $         --  $      8,972   $        --   $      8,972  $     44,130  $         --  $     53,102
 Accounts receivable, net of
   allowances                                66       127,888            --        127,954        70,557            --       198,511
 Inventories                              2,110       187,078       (39,676)       149,512        67,805            --       217,317
 Prepaid expenses and other
   current assets                         3,358         3,958            --          7,316        10,887            --        18,203
 Intercompany                           184,039      (152,539)           --         31,500       (31,500)           --             -
 Prepaid income taxes                    27,197       (10,494)           --         16,703        (7,097)           --         9,606
 Deferred income taxes                    1,938         6,774            --          8,712         4,113            --        12,825
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
   Total current assets                 218,708       171,637       (39,676)       350,669       158,895            --       509,564
Property, Plant and Equipment,
 Net of Accumulated Depreciation         15,547        16,854                       32,401        37,569            --        69,970
Investments in Subsidiaries             441,521        52,585      (494,106)            --            --            --             -
Tradenames                              140,106        16,359                      156,465        35,498            --       191,963
Goodwill                                     --        18,093                       18,093         8,860            --        26,953
Other Assets, net                        11,152           172           (11)        11,313         2,609            --        13,922
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
Total Assets                       $    827,034  $    275,700   $   (533,793) $    568,941       243,431            --  $    812,372
                                   ============  ============   ============  ============  ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt              $     22,750  $        595   $         --  $     23,345  $      4,566            --  $     27,911
  Accounts payable                         (789)        5,272             --         4,483        69,065            --        73,548
 Accrued expenses                        16,246        11,862             --        28,108        26,505            --        54,613
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
   Total current liabilities             38,207        17,729             --        55,936       100,136            --       156,072
Non-current Deferred Income Taxes         3,899          (662)            --         3,237         5,074            --         8,311
Senior subordinated notes due
  2005                                  125,000            --             --       125,000            --            --       125,000
Senior subordinated notes due
 2008, including an adjustment of
 $12,081 to the carrying value
 related to interest rate swap
 agreements                             160,896            --             --       160,896            --            --       160,896
Long-term debt-revolving credit
  agreement                                  --        76,119             --        76,119            --            --        76,119
Other notes payable                          --           281             --           281           592            --           873
Other long term liabilities                  --         4,528             --         4,528        11,712            --        16,240
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
   Total liabilities                    328,002        97,995             --       425,997       117,514            --       543,511
Minority Interest                            --            --             --            --        14,957            --        14,957
Stockholders' Equity                    499,032       177,705       (533,793)      142,944       110,960            --       253,904
                                   ------------  ------------   ------------  ------------  ------------  ------------  ------------
Total Liabilities and
  Stockholders' Equity             $    827,034  $    275,700   $   (533,793) $    568,941  $    243,431  $         --  $    812,372
                                   ============  ============   ============  ============  ============  ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2004 (IN THOUSANDS)

                                            GUARANTOR                                      OTHER       CONSOLIDATED   CONSOLIDATED
                              PARENT       SUBSIDIARIES   ELIMINATIONS      TOTAL       SUBSIDIARIES   ELIMINATIONS      TOTALS
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Sales                   $     47,801   $    120,623   $    (71,041)  $     97,383   $    154,242   $    (60,249)  $    191,376
Cost of Goods Sold                35,411         91,688        (67,676)        59,423        124,600        (48,052)       135,971
Distribution Expenses                 --         10,752             --         10,752          6,061             --         16,813
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Gross Profit                  12,390         18,183         (3,365)        27,208         23,581        (12,197)        38,592
Selling, General and
  Administrative expenses         19,264         25,694             --         44,958         36,238        (12,896)        68,300
Impairment loss on Goodwill
  and Intangible Assets               --         24,143             --         24,143         10,181             --         34,324
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Operating (Loss)
      Income                      (6,874)       (31,654)        (3,365)       (41,893)       (22,838)           699        (64,032)
Interest Expense, Net              6,886          1,274             --          8,160          1,623             --          9,783
Equity in Earnings of
  Subsidiaries                    53,923            145        (54,068)            --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
    (Loss) Income Before
       Income Taxes              (67,683)       (33,073)        50,703        (50,053)       (24,461)           699        (73,815)
Income Tax (Benefit)
  Expense                         (9,259)        (5,167)            --        (14,426)        (2,162)            --        (16,588)
Minority interest                     --             --             --                           790             --            790
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Net (Loss) Income       $    (58,424)  $    (27,906)  $     50,703   $    (35,627)  $    (23,089)  $        699   $    (58,017)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------


CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003 (IN THOUSANDS)


                                          GUARANTOR                                      OTHER       CONSOLIDATED   CONSOLIDATED
                             PARENT      SUBSIDIARIES   ELIMINATIONS      TOTAL       SUBSIDIARIES   ELIMINATIONS      TOTALS
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Sales                 $     57,534   $    154,263   $   (101,265)  $    110,532   $    112,641   $    (56,809)  $    166,364
Cost of Goods Sold              32,442        154,260       (105,127)        81,575         89,422        (55,309)       115,688
Distribution Expenses               --         10,988             --         10,988          2,347             --         13,335
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Gross Profit                25,092        (10,985)         3,862         17,969         20,872         (1,500)        37,341
Selling, General and
  Administrative expense        12,138         20,464             --         32,602         15,571         (1,500)        46,673
Impairment Loss on Goodwill
  and Intangible Assets                 --             --             --             --             --                            --
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Operating (Loss)
       Income                   12,954        (31,449)         3,862        (14,633)         5,301             --         (9,332)
Interest Expense, Net            7,586          1,254             --          8,840          1,172             --         10,012
Fair Market Value
  Adjustment on
  Derivatives                       --             --             --             --         (1,516)            --         (1,516)
Equity in Earnings of
  Subsidiaries                  19,774            241        (20,015)            --             --             --             --
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
    (Loss) Income Before
       Income Taxes            (14,406)       (32,944)        23,877        (23,473)         5,645             --        (17,828)
Income Tax (Benefit)
  Expense                        1,772         (8,540)            --         (6,768)         1,015             --         (5,753)
                          ------------   ------------   ------------   ------------   ------------   ------------   ------------
    Net (Loss) Income     $    (16,178)  $    (24,404)  $     23,877   $    (16,705)  $      4,630   $         --   $    (12,075)
                          ============   ============   ============   ============   ============   ============   ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 2004 (IN THOUSANDS)


                                              GUARANTOR                                      OTHER      CONSOLIDATED   CONSOLIDATED
                                 PARENT      SUBSIDIARIES   ELIMINATIONS      TOTAL       SUBSIDIARIES  ELIMINATIONS      TOTALS
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
Net Sales                     $    214,758   $    561,820   $   (344,470)  $    432,108   $    650,922  $   (256,012)  $    827,018
Cost of Goods Sold                 163,762        464,694       (340,022)       288,434        498,283      (240,116)       546,601
Distribution Expenses                   --         34,591             --         34,591         19,673            --         54,264
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
    Gross Profit                    50,996         62,535         (4,448)       109,083        132,966       (15,896)       226,153
Selling, General and
  Administrative expense            44,650         86,520             --        131,170         95,333       (15,896)       210,607
Impairment Loss on Goodwill
   and Intangible Assets                --         24,143             --         24,143         10,181                       34,324
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
    Operating (Loss)
        Income                       6,346        (48,128)        (4,448)       (46,230)        27,452            --        (18,778)
Interest Expense, Net               21,052          3,760             --         24,812          4,982            --         29,794
Equity in Earnings of
  Subsidiaries                      37,832            754        (38,586)            --             --            --             --
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
    (Loss) Income Before
       Income Taxes                (52,538)       (52,642)        34,138        (71,042)        22,470            --        (48,572)
Income Tax (Benefit)
  Expense                           (8,376)        (9,282)            --        (17,658)         9,362            --         (8,296)
Minority interest                       --             --             --             --          4,654                        4,654
                              ------------   ------------   ------------   ------------   ------------  ------------   ------------
    Net (Loss) Income         $    (44,162)  $    (43,360)  $     34,138   $    (53,384)  $      8,454  $         --   $    (44,930)
                              ============   ============   ============   ============   ============  ============   ============

CONSOLIDATING STATEMENT OF EARNINGS FOR THE THIRTY-NINE WEEKS ENDED MARCH 29,
2003
(IN THOUSANDS)

                                             GUARANTOR                                      OTHER       CONSOLIDATED   CONSOLIDATED
                                 PARENT     SUBSIDIARIES   ELIMINATIONS      TOTAL       SUBSIDIARIES   ELIMINATIONS      TOTALS
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
Net Sales                     $    275,628  $    715,508   $   (487,036)  $    504,100   $    452,335   $   (250,767)  $    705,668
Cost of Goods Sold                 157,494       605,081       (431,542)       331,033        361,385       (246,267)       446,151
Distribution Expenses                             36,597             --         36,597          7,863             --         44,460
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
    Gross Profit                   118,134        73,830        (55,494)       136,470         83,087         (4,500)       215,057
Selling, General and
  Administrative expenses           42,182        77,026           (425)       118,783         46,707         (4,500)       160,990
Impairment Loss on Goodwill
  and Intangible Assets                800            --             --            800             --             --            800
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
    Operating (Loss) Income         75,152        (3,196)       (55,069)        16,887         36,380             --         53,267
Interest Expense, Net               22,558         4,665             --         27,223          3,423             --         30,646
Fair market value
  adjustment on derivatives             --            --             --             --         (2,258)            --         (2,258)
Equity in Earnings of
  Subsidiaries                      22,771          (689)       (22,082)            --             --             --             --
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
    (Loss) Income Before
      Income Taxes                  75,365        (8,550)       (77,151)       (10,336)        35,215             --         24,879
Income Tax (Benefit) Expense         4,189        (2,868)            --          1,321          6,763             --          8,084
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
    Net (Loss) Income         $     71,176  $     (5,682)  $    (77,151)  $    (11,657)  $     28,452   $         --   $     16,795
                              ============  ============   ============   ============   ============   ============   ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 2004
(IN THOUSANDS)

                                                GUARANTOR                                  OTHER         CONSOLIDATED  CONSOLIDATED
                                     PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL     SUBSIDIARIES    ELIMINATIONS      TOTALS
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)               $ (44,162)  $    (43,361)  $     34,137   $ (53,386)  $      8,456    $         --  $    (44,930)
   Adjustments to reconcile net
    income (loss) to net cash                                                       --                                           --
   used in operating activities:                                                    --                                           --
      Imputed interest on notes
        payable                       (1,691)            --             --      (1,691)           337              --        (1,354)
      Deferred income tax
        provision                      1,794           (519)            --       1,275             71              --         1,346
      Depreciation and
        amortization                   7,088          3,074             --      10,162          6,851              --        17,013
      Bad debt provision                  --          1,740                      1,740             --              --         1,740
      Loss on disposal of
        equipment                         --             --             --          --            335              --           335
      Equity in net income of
        unconsolidated affiliate/                                                                                                 --
        consolidated subsidiaries     37,832            753        (38,585)         --             --              --            --
      Inventory valuation
        adjustment                        --          1,278                      1,278             --              --         1,278
      Impairment loss on
        goodwill and intangible
        assets                            --         24,143             --      24,143         10,181              --        34,324
      Foreign currency gains
        and losses                        --            665             --         665             --              --           665
      Minority interest                   --             --             --          --          4,654                         4,654
      Changes in assets and
       liabilities:
        Accounts receivable             (116)        16,836             --      16,720         (3,688)             --        13,032
        Inventories                   (7,019)       (19,341)         4,448     (21,912)       (30,185)             --       (52,097)
        Prepaid expenses and
          other current assets        (1,098)           423             --        (675)        (6,189)             --        (6,864)
        Accounts payable               2,048            886             --       2,934         55,709              --        58,643
        Taxes payable                 15,848        (20,268)            --      (4,420)         1,943              --        (2,477)
        Accrued expenses              14,503         21,791             --      36,294        (17,700)             --        18,594
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
            NET CASH FROM
             OPERATING ACTIVITIES     25,027        (11,900)            --      13,127         30,775              --        43,902
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
        Capital expenditures          (2,051)        (2,828)            --      (4,879)        (9,112)             --       (13,991)
        Decrease (increase) in
         other non-current assets         --             --             --          --           (198)             --          (198)
        Proceeds from sale of
         investment                       --                                                      951                           951
        Additional payment for
         tradenames                  (21,750)            --             --     (21,750)            --              --       (21,750)
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
           NET CASH FROM
            INVESTING ACTIVITIES     (23,801)        (2,828)            --     (26,629)        (8,359)             --       (34,988)
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
       Net proceeds from
         revolving line of credit
         and other debt                   --          7,500             --       7,500          5,189              --        12,689
        Repayment of long-term
         debt                           (317)          (284)            --        (601)            --              --          (601)
       Costs associated with
         refinancing                  (1,130)            --             --      (1,130)            --              --        (1,130)
       Common stock issued               223             --             --         223             --              --           223
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
        NET CASH FROM FINANCING
          ACTIVITIES                  (1,224)         7,216             --       5,992          5,189              --        11,181
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
Effect of Exchange Rate Changes
  on Cash                                 --             --             --          --          1,613              --         1,613
Net Change in Cash                         1         (7,512)            --      (7,510)        29,218              --        21,708
Cash, Beginning of Period                 --          8,972             --       8,972         44,130              --        53,102
                                   ---------   ------------   ------------   ---------   ------------    ------------  ------------
Cash, End of Period                $       1   $      1,460   $         --   $   1,462   $     73,348    $         --  $     74,810
                                   =========   ============   ============   =========   ============    ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 29, 2003
(IN THOUSANDS)

                                             GUARANTOR                                      OTHER       CONSOLIDATED  CONSOLIDATED
                                PARENT      SUBSIDIARIES   ELIMINATIONS      TOTAL       SUBSIDIARIES   ELIMINATIONS     TOTALS
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)          $     71,176   $     (5,682)  $    (77,151)  $    (11,657)  $     28,452   $         --  $     16,795
  Adjustments to reconcile
    net income (loss) to
    net cash used in
    operating activities:                                                           --                                          --
    Imputed interest on
      notes payable                   (49)            --             --            (49)           306             --           257
    Deferred income tax
      provision                        --             --             --             --            664             --           664
    Depreciation and
      amortization                  6,266          2,553             --          8,819          3,675             --        12,494
    Loss on disposal of
      equipment                        --             --             --             --            384             --           384
    Equity in net income
      of unconsolidated
      affiliate/                                                                    --                                          --
      consolidated
      subsidiaries                (22,772)           690         22,082             --           (910)            --          (910)
    Impairment loss on
      goodwill and
      intangible
      assets                          800             --             --            800             --             --           800
    Fair value
      adjustments
      for derivatives                  --             --             --             --         (2,258)            --        (2,258)
    Foreign currency
      gains and losses                 --           (474)            --           (474)            --             --          (474)
    Changes in assets
      and liabilities:                                                                                                          --
      Accounts receivable          (4,910)        39,001             --         34,091         (5,630)            --        28,461
      Inventories                  (6,553)       (20,871)        55,069         27,645            570             --        28,215
      Prepaid expenses
        and other current
        assets                        213         (2,005)            --         (1,792)        (5,157)            --        (6,949)
      Intercompany                (14,866)        19,714             --          4,848         (4,848)                          --
      Accounts payable            (15,153)         7,817             --         (7,336)        16,871             --         9,535
      Taxes payable                 7,586         (3,030)            --          4,556          1,808             --         6,364
      Accrued expenses             (1,946)        (1,334)            --         (3,280)        (1,487)            --        (4,767)
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
         NET CASH FROM
           OPERATING
           ACTIVITIES              19,792         36,379             --         56,171         32,440             --        88,611
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
      Capital expenditures         (2,257)        (2,432)            --         (4,689)       (11,627)            --       (16,316)
      Increase in other
        non-current assets           (250)            --             --           (250)           406             --           156
      Additional payment
        for tradenames            (23,748)            --             --        (23,748)            --             --       (23,748)
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
         NET CASH FROM
           INVESTING
           ACTIVITIES             (26,255)        (2,432)            --        (28,687)       (11,221)            --       (39,908)
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

      Net proceeds from
        revolving line of
        credit and other
        debt                           --        (20,000)            --        (20,000)            --             --       (20,000)
        Repayment of long-
          term debt                    --         (9,791)            --         (9,791)            --             --        (9,791)
        Proceeds from
          termination of
          Swap transaction          8,058             --             --          8,058             --             --         8,058
        Costs associated
          with refinancing           (345)            --             --           (345)            --             --          (345)
        Common stock issued            39             --             --             39             --             --            39
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------
        NET CASH FROM
          FINANCING
          ACTIVITIES                7,752        (29,791)            --        (22,039)            --             --       (22,039)
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------

Effect of Exchange Rate
  Changes on Cash                  (4,089)            --             --         (4,089)         4,506             --           417

Net Change in Cash                 (2,800)         4,156             --          1,356         25,725             --        27,081

Cash, Beginning of
  Period                            2,797          7,931             --         10,728         20,327             --        31,055
                             ------------   ------------   ------------   ------------   ------------   ------------  ------------

Cash, End of Period          $         (3)  $     12,087   $         --   $     12,084   $     46,052   $         --  $     58,136
                             ============   ============   ============   ============   ============   ============  ============

13. NEW ACCOUNTING PRONOUNCEMENTS

    In December 2003, the FASB issued a revised SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements of SFAS No. 132 as of March 27, 2004, resulting in additional disclosures in the Company's interim Consolidated Financial Statements (see Note 9).

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

BASIS FOR PRESENTATION

The consolidated financial statements for the thirteen weeks ended March 27, 2004 ("third quarter of 2004") and thirty-nine weeks ended March 27, 2004 ("the first thirty-nine weeks of 2004") include the accounts of Amalgamated Appliances Limited (AMAP), reflecting the controlling ownership interest acquired on May 16, 2003. Accounting principles generally accepted in the United States of America (GAAP) require results for the periods ended prior to May 16, 2003, including results of operations and cash flows for the quarter ended March 29, 2003 be presented on a historical basis with Salton's investment in AMAP accounted for under the equity method of accounting. Pro forma results for the third quarter of 2003 and the first three quarters of 2003, as if the increase in ownership of AMAP had taken place at the beginning of 2003, are presented in
Note 3 of the Financial Statements.

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

The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at March 27, 2004.

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

INTANGIBLE ASSETS - We record intangible assets through transactions and acquisitions. The cost of acquisitions are allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of June 30, 2002 are not amortized to expense but rather periodically assessed for impairment. Intangible assets that have an indefinite life are also periodically assessed for impairment.

The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using a variety of techniques including discounted future cash flows, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected discounted cash flows.

The annual test for impairment of Goodwill and Other Intangible Assets is conducted during the fourth quarter of each fiscal year. In the beginning of 2004, management believed that the projected operating results of the Company would validate the amount of goodwill and other intangible assets on the financial statements. As the Company discussed in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. Since management has not fully completed their detailed analysis, however, the valuation did not incorporate the future cost reductions expected to result from the U.S. restructuring plan that the Company intends to undertake beginning in the fourth quarter of fiscal 2004. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. The Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revised SFAS NO. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." SFAS No. 132 changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements of SFAS No. 132 as of March 27, 2004, resulting in additional disclosures in the Company's interim Consolidated Financial Statements (see note 9).

QUARTER IN REVIEW

Salton revenues were up as a result of the continued expansion of the Company's international operations, which offset a $22.8 million decline in domestic market sales. As a result of several triggering events, Salton recorded a non-cash pre-tax impairment charge of $34.3 million. Gross profit margin improvements from strategic sourcing initiatives were offset in the quarter by higher distribution costs, a higher return and allowance rate and a mix of lower priced goods. Significant increases in retailer deductions and promotional activity pushed domestic selling, general and administrative expenses up. As a result, Salton failed to comply with the consolidated fixed charge ratio contained in our senior secured revolving credit facility for the month ended March 27, 2004. A U.S. restructuring plan is underway to align domestic operating costs with current sales levels.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                               13 WEEKS ENDED
                                                        -------------------------------
                                                        MARCH 27, 2004   MARCH 29, 2003
                                                        --------------   --------------
Net sales                                                   100.0%             100.0%
Cost of goods sold                                           71.0               69.5
Distribution expenses                                         8.8                8.0
                                                        --------------   --------------
      Gross profit                                           20.2               22.5
Selling, general and administrative expense                  35.7               28.1
Impairment loss on goodwill and intangible assets            17.9                0.0
                                                        --------------   --------------
Operating income                                            -33.4%              -5.6%
                                                        ==============   ==============

THIRD QUARTER FISCAL 2004 COMPARED TO THIRD QUARTER FISCAL 2003

NET SALES AND GROSS PROFIT

Salton's net sales for the third quarter were $191.4 million. This represented an increase in revenues of 15.0% compared to $166.4 million in the same period in 2003. This increase was primarily from the Company's inclusion of $40.6 million of AMAP revenues as a result of our increased ownership interest and $7.0 million in exchange rate fluctuations, which helped offset a domestic sales decline of $22.8 million. The decrease in the domestic market was primarily related to a sales decline of approximately $15.0 million in the George Foreman line as well as an approximately $8.5 million decline in the Toastmaster line. These decreases were partially offset by a $3.0 million increase in the Westinghouse product line. International sales of the George Foreman line increased $3.7 million, net of exchange rate fluctuations.

Gross profit for the third quarter of 2004 was $38.6 million or 20.2% of net sales compared to $37.3 million or 22.5% of net sales in the third quarter of 2003. While the increase in gross profit dollars was a direct result of the inclusion of AMAP in fiscal 2004, this lower margin sales mix had a negative impact of 1.0% of net sales. Additionally, gross profit was negatively impacted by 0.8% due to increased distribution expense, primarily as a result of international facility re-alignments and 0.5% due to additional reserves for returns and allowances associated with an isolated quality issue with a coffeemaker and a higher than expected return rate on the cordless vacuums.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 35.7% of net sales or $68.3 million in the third quarter of 2004 compared to 28.1% of net sales or $46.7 million for the third quarter of 2003. The increase was a result of several factors. The largest of which was approximately $8.0 million in additional cooperative advertising and promotional activities in the domestic market. The advertising and promotions were a result of an aggressive retailer position partly from product shortages previously incurred and management's desire to provide additional advertising and promotional support, regain and preserve shelf space and maintain a competitive edge in a weakened consumer environment. We do not anticipate a repeat of this volume of activity in future periods.

The additional $13.6 million of selling, general and administrative expenses were primarily comprised of the following items:

   o  $6.2 million from the inclusion of AMAP

   o $2.6 million in legal and professional fees associated with the Philips Lawsuit and consulting expense associated with the Sarbanes-Oxley Section 404 implementation

   o  $2.4 million of exchange rate fluctuation

   o $1.7 million increase to the allowance for doubtful accounts based on our estimate of collectibility of receivables

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

Effective with the beginning of Fiscal Year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Goodwill and intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment.

The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that the projected operating results of the Company would validate the amount of goodwill and other intangible assets on the financial statements. As the Company discussed in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. The valuation did not incorporate the U.S. restructuring plan that management intends to undertake beginning in the fourth quarter of fiscal 2004.

As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. The Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX of $6.1 million.

NET INTEREST EXPENSE

Net interest expense was $9.8 million for the third quarter of 2004 compared to $10.0 million in the third quarter of 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.5% in the third quarter of 2004 and 2003. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $373.3 million for the third quarter of 2004 compared to $406.5 million for the same period in 2003.

INCOME TAXES

Income tax was a tax benefit of $16.6 million in the third quarter of 2004 as compared to $5.8 million in the same period in 2003. The effective tax rate benefit for federal, state, and foreign income taxes was approximately (22.5)% for the third quarter of 2004 versus approximately (32.3)% for the third quarter of 2003. The effective tax rate benefit is less than the normal worldwide combined statutory tax rate primarily because of non-deductible goodwill that was written off as a result of the impairment charge taken in the third quarter of 2004.

THIRTY-NINE WEEKS ENDED MARCH 27, 2004 IN REVIEW

Salton international sales increases were led by the addition and subsequent growth of its AMAP subsidiary and favorable exchange rates. As a result of several triggering events, Salton recorded a non-cash pre-tax impairment charge of $34.3 million. Gross profit margin improvements from strategic sourcing initiatives were offset by higher distribution costs, a higher return and allowance rate and a mix of lower priced goods. Significant increases in retailer deductions and promotional activity as well as new product initiatives pushed domestic selling, general and administrative expenses up. As a result, Salton failed to comply with the consolidated fixed charge ratio contained in our senior secured revolving credit facility for the month ended March 27, 2004. A U.S. restructuring plan is underway to align domestic operating costs with current sales levels.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                                      39 WEEKS ENDED
                                                             -----------------------------------
                                                             MARCH 27, 2004       MARCH 29, 2003
                                                             --------------       --------------
Net sales                                                         100.0%              100.0%
Cost of goods sold                                                 66.1                63.2
Distribution expenses                                               6.6                 6.3
                                                             --------------       --------------
      Gross profit                                                 27.3                30.5
Selling, general and administrative expense                        25.5                22.8
Impairment loss on goodwill and intangible assets                   4.1                 0.1
                                                             --------------       --------------
Operating income                                                   -2.3%                7.6%
                                                             ==============       ==============


THIRTY-NINE WEEKS ENDED MARCH 27, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED MARCH 29, 2003

NET SALES AND GROSS PROFIT

Salton's net sales for the thirty-nine weeks ended March 27, 2004 were $827.0 million. This represented an increase in revenues of 17.2% compared to $705.7 million for the same period in 2003. This increase was primarily from the Company's inclusion of $163.9 million of sales from AMAP as a result of our increased ownership interest, $19.8 million in foreign exchange rate fluctuations and $18.6 million in additional foreign sales increases. These increases were partially offset by an $80.9 million domestic sales decline primarily in the George Foreman and Toastmaster product lines.

Gross profit in first thirty-nine weeks of 2004 was $226.1 million or 27.3% of net sales compared to $215.0 million or 30.5% of net sales for the same period of 2003. While the increase in gross profit dollars was a direct result of the inclusion of AMAP in fiscal 2004, this lower margin sales mix had a negative impact of 2.3% of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 25.5% of net sales or $210.6 million in the first thirty-nine weeks of 2004 compared to 22.8% of net sales or $161.0 million for the first thirty-nine weeks of 2003. The increase is primarily due to $21.9 million in global advertising increases for the launch of several new product lines in the first half of 2004 and significant cooperative advertising and promotional activities in the third quarter, $19.2 million from the inclusion of AMAP and $5.7 million of exchange rate fluctuations.

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

Effective with the beginning of Fiscal Year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets. Goodwill and intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment.

The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that the projected operating results of the Company would validate the amount of goodwill and other intangible assets on the financial statements. As the Company discussed in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. The valuation did not incorporate the U.S. restructuring plan that management intends to undertake beginning in the fourth quarter of fiscal 2004.

As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. The Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX of $6.1 million.

A $0.8 million charge was recognized in the first nine months of fiscal 2003 to record an impairment charge related to the abandonment of the Welbilt tradename.

NET INTEREST EXPENSE

Net interest expense was $29.8 million for the first thirty-nine weeks of fiscal 2004 compared to $30.6 million for the same period of 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.3% in the first thirty-nine weeks of fiscal 2004 compared to 8.7% in the same period in fiscal 2003. The increase in our weighted average annual interest rate is primarily due to a higher proportion of fixed rate debt. The average amount of all debt outstanding, excluding adjustments to the carrying value of the senior subordinated notes due 2008 related to interest rate swap agreements, was $397.3 million for the first thirty-nine weeks of fiscal 2004 compared to $443.6 million for the same period in fiscal 2003.

INCOME TAXES

Income tax expense was a tax benefit of $8.3 million through the third quarter of fiscal 2004 as compared to income tax expense of $8.1 million in the same period in fiscal 2003. The effective tax rate benefit for federal, state, and foreign income taxes was approximately (17.1)% through the third quarter of fiscal 2004 versus approximately 32.5% for the same period in fiscal 2003. The effective tax rate benefit is less than the normal worldwide combined statutory tax rate primarily because of non-deductible goodwill that was written off as a result of the impairment charge taken in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. During the thirty-nine weeks ended March 27, 2004, we generated net cash of $43.9 million in operating activities and used $35.0 million in investing activities. The cash generated in operating activities was primarily due to increased trade payables and seasonal decreases in accounts receivable offset by global increases in inventory. The cash used in investing activities was primarily related to the final payment to George Foreman in connection with the obligation under the note payable to him, as well as capital expenditures.

Our results of operations for the periods discussed have not been significantly affected by inflation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. Foreign currency fluctuations between exchange rates used for local financial reporting and the U.S. dollar have had a favorable impact on our results of operations in the first three quarters of 2004.

Salton Europe and AMAP currently use foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling and the South Africa Rand against United States dollars.

We incurred approximately $14.0 million for capital expenditures during the thirty-nine weeks ended March 27, 2004, and we expect to incur an aggregate of approximately $20.0 million for fiscal 2004.

U.S. RESTRUCTURING PLAN

The Company is implementing a U.S. restructuring plan in the domestic market, in order to align domestic operating costs with current sales levels. Salton plans to reduce annual domestic operating expenses by a minimum of $40.0 million through a reduction in advertising and coop expenses and through consolidation of U.S. operations. In connection with these initiatives, Salton expects to record significant charges. Such charges will be recognized as the liabilities are incurred and are largely expected in the fourth quarter.

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

We are also required by our senior secured revolving credit facility to maintain a minimum level of availability of $25.0 million for the period July 1st - December 31st and $35.0 million for the period January 1st - June 30th of any given year. If we fail to maintain these minimum availability levels, all proceeds from our sale of collateral (including working capital) must be deposited for the benefit of the agent and released to us at the discretion of the senior lender's to meet our operating needs. During the six month period commencing January 1, 2004, we failed to maintain $35.0 million of availability under the senior secured revolving credit facility. Accordingly, all proceeds from our sale of collateral is deposited for the benefit of the Agent.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and totaled approximately 3.9% at March 27, 2004; or the Base Rate (Wachovia Bank's prime rate), plus a specified margin, which is determined by our consolidated fixed charge coverage ratio, and totaled 4.5% at March 27, 2004.

Events of default under our senior secured revolving credit facility include, but are not limited to: (a) our failure to pay principal or interest when due;
(b) our material breach of any representation or warranty; (c) covenant defaults; (d) our default with respect to any other debt with an outstanding principal amount in excess of $1.0 million if the effect thereof is to accelerate or permit the acceleration of such debt; and (e) events of bankruptcy.

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

We failed to comply with the consolidated fixed charge coverage ratio contained in the senior secured credit revolving facility for the fiscal month ended March 27, 2004. We anticipate that we will fail to comply with the existing consolidated fixed charge coverage ratio and U.S. fixed charge coverage ratio for the fiscal months ending May 1, 2004 and May 29, 2004 and near-term.

On May 10, 2004, we entered into a forbearance agreement and amendment to the senior secured revolving credit facility. Under the forbearance agreement and amendment, until June 10, 2004 and subject to our compliance with the terms thereof, (a) the agent and senior lenders have agreed to forbear from exercising any of their rights and remedies under the senior secured revolving credit facility with respect to defaults arising from our existing and anticipated failure to comply with the financial covenants as described in the preceding paragraph, and (b) the senior lenders under the senior secured revolving credit facility authorized the agent to continue making revolving loans in accordance with the terms of the senior secured revolving credit facility. The forbearance agreement and amendment requires us to, among other things, deliver to the agent certain information, projections and forecasts and provides for the payment by us of certain fees and expenses of the agent and the lenders. In addition, the forbearance agreement and amendment increases the specified margin with respect to our interest rates under the senior secured revolving credit facility by 0.5%.

We are currently in discussions with the agent and the senior lenders with respect to an amendment to the senior secured revolving credit facility to establish, among other things, revised financial covenants that we believe we will be able to satisfy for the foreseeable future. We cannot assure that you that we will be able to negotiate such an amendment.

As of March 27, 2004, we had borrowings of approximately $83.6 million outstanding under our senior secured revolving credit facility. Borrowings under the senior secured revolving credit facility have been classified as current liabilities in our consolidated financial statements because we do not expect to be in compliance with the financial covenants subsequent to the forbearance period without an amendment to the facility and the related covenants. Advances under the senior secured credit facility are primarily based upon percentages of eligible accounts receivable and inventories. As of March 27, 2004, we had approximately $46.8 million available for future cash borrowings. Typically, given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

Our senior lenders have imposed a $10.0 million reserve on our availability under the facility. Accordingly, this reserve will limit the availability for borrowings under the facility until such time as the agent, acting unilaterally or at the request of the required lenders, removes this reserve. As of May 8, 2004, we had borrowings under our senior secured revolving credit facility of $106.7 million and approximately $13.0 million available for future cash borrowings (after taking into account the $10.0 million reserve).

SENIOR SUBORDINATED NOTES

In addition to borrowings under our senior secured revolving credit facility, we had $125.0 million of 10 3/4% senior subordinated notes due 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due 2008 outstanding (excluding $10.2 million related to the fair value of interest rate swap agreements that have been monetized).

Interest is payable on the 10 3/4% senior subordinated notes on June 15th and December 15th of each year in an amount equal to approximately $6.7 million on each payment date. Interest is payable on the 12 1/4% senior subordinated notes on April 15th and October 15th of each year in an amount equal to approximately $9.2 million on each payment date

Our senior subordinated notes are general unsecured obligations and are subordinated to all our current and future senior debt, including all borrowings under our senior secured revolving credit facility. The subordinated notes rank equally with all our other existing and future senior subordinated indebtedness.

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

Events of default under our senior subordinated notes include, but are not limited to: (a) our default for 30 days in the payment when due of interest; (b) our default in payment when due of principal or premium; (c) covenant defaults;
(d) default under any indebtedness that (x) is caused by a failure to pay principal or interest or (y) results in the acceleration of such indebtedness and, in each of clause (x) and (y), the principal amount of such indebtedness exceeds $2.5 million; and (e) events of bankruptcy.

In April, Moody's Investors Service downgraded the debt ratings of our senior subordinated notes as a result of weak second quarter operating results and gave a negative ratings outlook. Moody's does not rate our $275.0 million senior secured revolving credit facility.

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

We believe that future cash flow from operations based on our current level of operations and anticipated cash savings from our U.S. restructuring plan, together with available borrowings under our senior secured revolving credit facility and other sources of debt funding, will be adequate to meet our anticipated requirements during the next twelve months for capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments. However, we will have to accomplish one of the following actions on or prior to June 10, 2004, the maturity date of the forbearance agreement and amendment to our senior secured revolving credit facility: (a) amend the senior secured revolving credit facility to provide for revised financial covenants, sufficient borrowing capacity and other terms acceptable to us; (b) obtain an extension by the senior lenders of the forbearance period; or (c) refinance the senior secured revolving credit facility. Our ability to accomplish one of the foregoing actions depends on our financial performance, including our ability to generate cost savings, and other factors, some of which are beyond our control. During the past several years, we have been able to negotiate operating flexibility with our senior lenders, although future success in achieving any such renegotiations or refinancings, or the specific terms thereof, including interest rates, capital expenditure limits or borrowing capacity, cannot be assured. Accordingly, we cannot assure you that we will be able to accomplish any of the foregoing actions. If we are unable to accomplish one of the foregoing actions by June 10, 2004, we will continue to be in default under certain financial covenants in our senior secured revolving credit facility. Under those circumstances, unless the senior lenders agree to extend the forbearance period, the senior lenders would be entitled to accelerate the senior secured revolving credit facility which, in turn, would permit acceleration of our senior subordinated notes.

We may incur additional debt, or may issue debt or equity securities, to finance our operations and/or repay or refinance our senior secured revolving credit facility and/or senior subordinated notes due 2005. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which relate to our financial conditions and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you additional financing will be available, or if available, that it will be on terms we find acceptable.

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which Salton operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of Salton. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Salton undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include: the Company's ability to realize the benefits it expects from its U.S. restructuring plan; the Company's continued compliance with the terms of its forbearance agreement and amendment to its senior secured revolving credit facility; the Company's ability to amend certain financial covenants in its senior secured revolving credit facility and/or obtain extension(s) of the forbearance period beyond June 10, 2004; the Company's ability to secure additional sources of funds that it may require, including, if necessary, the refinancing of its senior secured revolving credit facility; the Company's substantial indebtedness and restrictive covenants in the Company's debt instruments; the Company's relationship and contractual arrangements with key customers, suppliers and licensors; pending legal proceedings; cancellation or reduction of orders; the timely development, introduction and customer acceptance of the Company's products; dependence on foreign suppliers and supply and manufacturing constraints; competitive products and pricing; economic conditions and the retail environment; the availability and success of future acquisitions; international business activities; the risks related to intellectual property rights; the risks relating to regulatory matters and other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission Filings. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

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

All foreign exchange contracts have been recorded on the balance sheet at fair value of $5.0 million classified within accrued expenses. The change in the fair value of contracts in the third quarter that qualify as foreign currency cash flow hedges and are highly effective was $(2.1) million. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings over the next twelve months. At March 27, 2004, the Company had foreign exchange contracts for the purchase of 75.9 million U.S. dollars. Contracts for the purchase of 30.0 million U.S. dollars were entered into during the third quarter of fiscal 2004.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    In June, 2003, the Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical & Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, the Company filed a complaint in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortiously interfered with the contractual relationship between Philips and E&E.

    Philips response has been to file a series of lawsuits against the Company. On October 23, 2003, Philips filed a counterclaim against the Company in the Northern District of Illinois, Declaratory Judgment case, reiterating the allegations of Philips' June letter and adding a claim for copyright infringement. The counterclaim sought to enjoin the distribution of the One:One in the United States and money damages. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months. In view of the District Court's ruling, the Company sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

    On January 6, 2004, Philips filed a new action in the United States District Court for the Northern District of Illinois, against the Company alleging violations of U.S. Copyright Law seeking to enjoin the Company from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the ground that it was barred by the Court's dismissal decision in the prior action. Philips appealed this dismissal and the appeal was consolidated with the appeal of the earlier case in the United States Court of Appeals for the Seventh Circuit.

    On November 24, 2003, Philips and Sara Lee NV also filed a patent infringement suit against the Company asserting that the One:One infringed a US patent. Like the other actions, this case seeks damages and injunctive relief. The case is pending as in the United States District Court for the Northern District of Illinois.

    Philips has also filed an action for copyright infringement in the United Kingdom. This suit seeks unspecified money damages and injunctive relief. This case currently pends in the United Kingdom. E&E has intervened in that litigation, and it is anticipated E&E will seek to have the suit dismissed in favor of the Hong Kong action where the issue is already being litigated.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    See Liquidity and Capital Resources above.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

    A current report on Form 8-K was filed on May 11, 2004 reporting under Item 12, Results of Operations and Financial Condition and Regulation FD Disclosure, our results of operations for the third quarter of fiscal 2004 and our entering into a forbearance agreement and an amendment to the senior secured revolving credit facility.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2004
                        SALTON, INC.

                                     /s/ DAVID M. MULDER
                                     David M. Mulder
                                     Executive Vice President, Chief
                                     Administrative Officer and
                                     Senior Financial Officer
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

    EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT
    --------------                      -----------------------
         10.41           Forbearance Agreement and Amendment dated as May 10,
                         2004 by and among Salton, Inc., Toastmaster Inc.,
                         Salton Toastmaster Logistics LLC, each of Salton's
                         Subsidiaries that are signatories thereto as
                         Guarantors, the Lenders that are signatories thereto
                         and Wachovia Bank, National Association in its capacity
                         as Administrative Agent for the Lenders. Incorporated
                         by reference to the Form 8-K filed on May 11, 2004.

         12(A)           Computation of Ratio of Earnings to Fixed Charges

         31.1            Certification By The Chief Executive Officer Pursuant
                         To Section 302 Of The Sarbanes-Oxley Act Of 2002

         31.2            Certification By The Senior Financial Officer Pursuant
                         To Section 302 Of The Sarbanes-Oxley Act Of 2002

         32.1 Certification of The Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002

         32.2 Certification of The Senior Financial Officer Pursuant to 18. U.S.C. 1350, as Adopted Pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002