Form 10-K/A
period 2003-06-28
SALTON INC
filed 2004-06-28
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                (Amendment No. 2)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the fiscal year ended June 28, 2003


                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For The Transition Period From ________ To ________
                         Commission file number 0-19557

                                  SALTON, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  36-3777824
  ------------------------------         -----------------------------------
 (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            1955 FIELD COURT
          LAKE FOREST, ILLINOIS                              60045
 ---------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's Telephone Number, including area code: (847) 803-4600


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

--------------------------------------------------------------------------------




                                EXPLANATORY NOTE


     This Amendment Number 2 to our annual report on Form 10-K for the year ended June 28, 2003 is being filed for the sole purpose of correcting typographical errors in the certifications of the principal executive officer and of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except for the filing of such corrected exhibits, the addition of a subsequent event footnote in Note 18 to our consolidated financial statements herein and the refiling of the report of independent registered public accounting firm and consent of Deloitte & Touche LLP, no other information contained in our Form 10-K for the year ended June 28, 2003 has been updated or amended and this amendment speaks as of the original filing date of our annual report on Form 10-K.

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

ITEM 3.  Legal Proceedings

ATTORNEYS GENERAL OF NEW YORK AND ILLINOIS

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

                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 2004.


                                         SALTON, INC.

                                   By:   /s/ Leonhard Dreimann
                                         -------------------------
                                         Leonhard Dreimann
                                         Chief Executive Officer

                                  SALTON, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED JUNE 28, 2003

                                                              PAGE
Report of Independent Registered Public Accounting Firm        F-1
Consolidated Balance Sheets                                    F-2
Consolidated Statements of Income                              F-4
Consolidated Statements of Stockholders' Equity                F-6
Consolidated Statements of Cash Flows                          F-8
Notes to Consolidated Financial Statements                    F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

DELOITTE & TOUCHE LLP
Chicago, Illinois
September 23, 2003
(June 16, 2004 as to Note 18)

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

18. SUBSEQUENT EVENTS

Revolving Credit Facility

The Company failed to comply with the consolidated fixed charge coverage ratio contained in the senior secured revolving credit facility for the fiscal month ended March 27, 2004 and anticipates future near-term noncompliance with the consolidated fixed charge coverage ratio and U.S. fixed charge coverage ratio.

On May 10, 2004, the Company entered into a forbearance agreement and amendment to the senior secured revolving credit facility. Under the forbearance agreement and amendment, until June 10, 2004 and subject to the Company's compliance with the terms thereof, (a) the agent and senior lenders agreed to forbear from exercising any of their rights and remedies under the senior secured revolving credit facility with respect to defaults arising from the Company's existing and anticipated failure to comply with certain financial covenants during April and May 2004, and (b) the senior lenders under the senior secured revolving credit facility authorized the agent to continue making revolving loans in accordance with the terms of the senior secured revolving credit facility.

On June 10, 2004, the Company entered into an amended forbearance agreement to the senior secured revolving credit facility. Under the amended forbearance agreement the senior lenders agreed, subject to the Company's compliance with the conditions of the amended agreement, to extend until September 30, 2004 the period during which they will forbear from exercising their remedies relating to the Company's failure to comply with certain financial covenants in its senior debt.

On June 15, 2004, the Company entered into an amended and restated credit agreement. The agreement amended and restated the Company's existing bank credit facility and expires on June 15, 2007. The agreement provides the Company with more flexible financial covenants and borrowings under the agreement will accrue interest at a spread of 500 basis points above LIBOR, with a minimum interest rate of 7%. The facility initially limits aggregate borrowings to $207 million and will allow the Company to borrow approximately $30 million more than under its previous bank credit facility. The agreement includes the ability to refinance tranches of the loan to reduce borrowing costs.

Goodwill and Other Intangible Assets

Management determined that the combination of the shortfall beginning in the third quarter of 2004 in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have an adverse effect on the comparison of fair value to carrying value for goodwill and other intangible assets, and as such, an interim impairment test was necessary. The operating shortfall in the third quarter caused management to revise projections resulting in a reduction in the forecasts of future operating performance used in the valuation study.

The operating shortfall stemmed from lower sales and higher than expected returns of certain product lines, coupled with volume impacts resulting from the Philips lawsuit and expected future competition.

The valuation conducted during the third quarter of 2004 incorporated management's revised expectations of future performance based on the Company's performance through the third quarter. Since management has not fully completed its detailed analysis, however, the valuation did not incorporate the future cost reductions expected to result from the U.S. restructuring plan the Company intends to undertake beginning in the fourth quarter of fiscal 2004.

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
        10.9    Agreement effective as July 1, 1999 between Salton and Sam
                Perlmutter. Incorporated by reference to the Registrant's,
                Current Report on Form 8-K dated December 9, 1999.
        10.10   Agreement effective as of July 1, 1999 between Salton and
                Michael Srednick Incorporated by reference to the
                Registrant, Current Report on Form 8-K dated December 9,
                1999.
        10.11   The Salton, Inc. 1999 Employee Stock Option Plan.
                Incorporated by reference to the Registrant's Definitive
                Proxy Statement on Schedule 14A filed December 9, 1999.
        10.12   Salton, Inc. 2001 Employee Stock Option Plan. Incorporated
                by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
        10.13   Salton, Inc. 2002 Stock Option Plan. Incorporated by
                reference to Quarterly Report on Form 10-Q for the fiscal
                quarter ended March 30, 2002.
        10.14   License agreement between Westinghouse Electric Corporation and Salton, Inc. Incorporated by reference to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
        10.15   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.16   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.17   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.18   Employment Agreement effective as of January 1, 2003 between
                Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
                23, 2002
        10.19   Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as
                administrative agent and collateral agent and as a co-agent,
                Bank of America, N.A., as syndication agent and
                co-documentation agent and as a co-agent, Banc of America
                Securities LLC, as co-arranger and co-book runner and
                Wachovia Securities, Inc, as co-arranger and co-book runner,
                Bank One, N.A. and Fleet Capital Corporation each as
                co-documentation agents, Salton, Inc., each of Salton's
                subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                March 29, 2003.
        10.20   Agreement dated as of May 28, 2003, between Salton, Inc. and
                George Foreman. Incorporated by reference to the Current
                Report on Form 8K dated May 29, 2003.
        12(A)*  Computation of Ratio of Earnings to Fixed Charges
        21.1*   Subsidiaries of the Company
        23.1*   Consent of Deloitte & Touche LLP
Exhibit 31.1*   Certification by the Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*   Certification by the Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*   Certification by the Chief Executive Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
Exhibit 32.2*   Certification by the Chief Financial Officer Pursuant to 18
                U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002

------------------------
*Filed herewith.