Form 10-K
period 2004-07-03
SALTON INC
filed 2004-09-16
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For The Fiscal Year Ended July 3, 2004

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

            1955 FIELD COURT
          LAKE FOREST, ILLINOIS                              60045
          ---------------------                              -----
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, including area code: (847) 803-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------

Common Stock, $0.01 par value          New York Stock Exchange

Rights to Purchase Series A            New York Stock Exchange
Junior Participating Preferred Stock

Securities registered pursuant to section 12(g) of the act: None

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 27, 2003 was approximately $123,500,000 computed on the basis of the last reported sale price per share $12.95 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the Registrant's Common Stock outstanding as of
                       September 10, 2004 was 11,371,197.

                       Documents Incorporated By Reference
                       -----------------------------------
  Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its 2004 Annual Meeting of
                   Stockholders (the "2004 Proxy Statement").

                                  SALTON, INC.
                               INDEX TO FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 3, 2004

                                                                                                                       PAGE
                                                                                                                       ----
                                                               PART I

Item 1.          Business                                                                                                4
Item 2.          Properties                                                                                             18
Item 3.          Legal Proceedings                                                                                      19
Item 4.          Submission of Matters to a Vote of Security Holders                                                    20
Item 4A.         Executive Officers of the Registrant                                                                   21


                                                               PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters                                   21
Item 6.          Selected Financial Data                                                                                23
Item 7.          Management's Discussion and Analysis of Financial Conditions and Results of Operation                  25
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk                                             37
Item 8.          Consolidated Financial Statements and Supplementary Data                                               38
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                  38
Item 9A.         Controls and Procedures                                                                                39
Item 9B.         Other Information                                                                                      39

                                                              PART III

Item 10.         Directors and Executive Officers of the Registrant                                                     39
Item 11.         Executive Compensation                                                                                 39
Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters        40
Item 13.         Certain Relationships and Related Transactions                                                         40
Item 14.         Principal Accounting Fees and Services                                                                 40

                                                               PART IV

Item 15.         Exhibits and Financial Statement Schedules                                                             40

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

      - our ability to realize the benefits we expect from our U.S. restructuring plan;

      - our substantial indebtedness and restrictive covenants in our debt instruments;

      - our ability to access the capital markets on attractive terms or at all;

      - our relationship and contractual arrangements with key customers, suppliers, strategic partners and licensors;

      -     pending legal proceedings;

      -     cancellation or reduction of orders;

      - the timely development, introduction and customer acceptance of our products;

      - dependence on foreign suppliers and supply and marketing constraints;

      -     competitive products and pricing;

      -     economic conditions and the retail environment;

      -     the availability and success of future acquisitions;

      -     international business activities;

      -     the risks related to intellectual property rights;

      - the risks relating to regulatory matters and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission Filings.

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

ITEM 1. BUSINESS

Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small appliances, home decor and personal care products. Our product mix includes a broad range of small kitchen and home appliances, electronics for the home, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

We currently market and sell our products in North America, South Africa, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier retailers, such as JD Group, Target Corporation, Wal-Mart, Argos Limited, Sears, Masstores, J.C. Penney Company, Bed, Bath & Beyond, May Company Department Stores, Dixon Stores Group Limited and Kohl's Department Stores. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as infomercials, our Internet websites and our retail outlets.

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

On May 16, 2003 we increased our 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP), a South African Company, to a 52.6% interest for $7.5 million. Due to the increase in ownership, AMAP's results from May 16, 2003 onward have been consolidated with Salton in accordance with accounting principles generally accepted in the United States of America (GAAP) for financial statement presentation. Prior to May 16, 2003, our investment in AMAP was accounted for under the equity method and was included in consolidated assets.

Our fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The effect of the extra week in 2004 had an insignificant impact on results.

              FISCAL YEAR          YEAR ENDED               WEEKS
              -----------         -------------             -----
                 2004              July 3, 2004              53
                 2003             June 28, 2003              52
                 2002             June 29, 2002              52

BUSINESS SEGMENT AND PRODUCT INFORMATION

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We believe this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of our products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Our products are distributed through similar distribution channels and customer base using the marketing efforts of our Global Marketing Team.

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

We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of customers. Our product divisions include Small Appliances and Electronics for the home, Home Decor, and Personal Care and Wellness.

The following table sets forth the approximate amounts of our net sales by product division during the periods shown.

(IN THOUSANDS)

                                                    JULY 3, 2004 (1)     JUNE 28, 2003(1)    JUNE 29, 2002
                                                    ----------------     ----------------    -------------
Small Appliances and Electronics for the Home         $  948,309           $  778,636          $  807,799
Home Decor                                                85,164               87,605              85,957
Personal Care and Wellness Products                       43,262               28,667              28,723
                                                      ----------           ----------          ----------

Total                                                 $1,076,735           $  894,908          $  922,479
                                                      ==========           ==========          ==========

(1) Includes the results of AMAP since May 16, 2003.

SMALL APPLIANCES AND ELECTRONICS FOR THE HOME

We design, market and distribute an extensive line of small appliances and electronics for the home. These products consist of heating appliances, motor driven appliances, beverage makers, cookware and floor care. In addition, this division includes products offered by AMAP. These products consist primarily of electronic devices such as televisions, music and video equipment.

Within our small appliance and electronics division, Salton is known for the George Foreman branded product line which started as a single grill in 1995. Since 1995, Salton has sold over 50 million units of the George Foreman line worldwide. We have established the George Foreman name as a significant product brand, representing approximately 32.0%, 44.0% and 47.0%, of our sales, in the fiscal year ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively. Salton plans to launch the Next Grilleration in the first half of fiscal 2005. This new line of George Foreman grills will feature removable grilling plates for easier cleaning.

We also have a joint product relationship with the Columbian Coffee Federation, the non-profit organization behind the Juan Valdez brand, and Italian manufacturer Rossi Corporation SRL. Under this relationship, we have agreed to market and distribute a new coffee brewing system utilizing single-serve pods of Columbian specialty coffee as well as the pods in the United States and major global markets. We expect that the coffee brewing system and pods will be available in the fall of 2004.

HOME DECOR

This broad range of products consist of tabletop products, picture frames, time and lighting products marketed by our Salton At Home Division.

Salton has an exclusive licensing agreement with Calvin Klein and Thomas O'Brien for tabletop and picture frame products. Our time products include a variety of clocks and timers under well recognized brand names such as Ingraham, Westclox and Timex. Salton also markets lighting products under the Stiffel name acquired in August 2001.

PERSONAL CARE AND WELLNESS

Salton offers a broad range of personal care and wellness products. These products include health and fitness equipment, massagers, hair care, beauty, oral health care and relaxation items.

During fiscal 2004, we launched Walk-Run-Fly-Faster ("WRFF"), a trick bike geared toward kids and young adults and Walkmill, a lightweight, portable treadmill.

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

STRATEGIC ALLIANCES

We continue to pursue strategic alliances which enable us to (a) further expand the scope of our product offerings and (b) benefit from the manufacturing expertise and strong brand names of our strategic partners. During fiscal 2004, we entered into joint product development relationships with several third parties to develop, market and distribute new products.

One of our joint product relationships is with Melitta North America, Inc. Together with Melitta, we have developed the Melitta One:One Coffeemaker which uses Melitta coffee pods to make an individual mug of fresh coffee in less than 60 seconds. We began marketing and distributing the coffee maker and the pods, which are manufactured by Melitta, in fiscal 2004.

We also have a joint product relationship with the Columbian Coffee Federation, the non-profit organization behind the Juan Valdez brand, and Italian manufacturer Rossi Corporation SRL. Under this relationship, we have agreed to market and distribute a new coffee brewing system utilizing single-serve pods of Columbian specialty coffee in the United States and major global markets. We expect that the coffee brewing system and pods will be available in the first half of fiscal 2005.

The foregoing strategic alliances provide the opportunity for recurring revenues through the sale of pods. There are arrangements for sharing the profits derived from each of these strategic alliances once all expenses incurred by Salton and/or the other members of the alliance, are reimbursed from cash flow generated by such alliances. Each of these strategic alliances generally provides for certain license fees and royalties to our strategic partners and contain minimum sales requirements and other obligations that, if not satisfied, may result in termination of the strategic alliance.

CUSTOMERS AND DISTRIBUTION CHANNELS

We currently market and sell our products in North America, South Africa, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of commissioned sales representatives to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell products directly to consumers through infomercials, Internet websites and our own retail outlets.

We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

Our total net sales to our five largest customers during fiscal 2004 were 36.1% of net sales, with JD Group representing 10.4% of our net sales, Target Corporation representing 9.1 % of our net sales and Wal-Mart representing 8.1% of our net sales. Our total net sales to our five largest customers during fiscal 2003 were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales. In fiscal 2002, our five largest customers were 43.0% of net sales, with Wal-Mart representing 13.9% of our net sales and Target Corporation representing 12.0% of our net sales.

During fiscal 2004, 2003 and 2002, sales recorded outside of North America accounted for 50.6%, 30.7%, 16.6% of total net sales, respectively. These figures include shipments directly imported to customers in North America. See
Note 13 of the Notes to Consolidated Financial Statements for information regarding revenues of the Company's geographic areas for each of the three fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002.

SOURCES OF SUPPLY

Most of our products are manufactured to our specifications by manufactures located primarily in the Far East. We believe that we maintain good business relationships with our overseas manufacturers.

We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe we are not currently dependent on any single manufacturer. However, one supplier located in China, accounted for 23.7% of our product purchases during 2004, 33.2% of our product purchases in 2003 and 32.5% of purchases in 2002. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely effect our business until alternative supply arrangements are secured.

BACKLOG

Our backlog consists of orders for our products, which may be subject to change and cancellation until shipment. The dollar amount of backlog as of September 10, 2004 was approximately $40.0 million. At September 10, 2003, we had backlog of approximately $48.0 million. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptance of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of future results of operations or prospects.

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

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

We hold numerous patents and trademarks registered in the United States and foreign countries for various products and processes. We have registered certain of our trademarks with the United States Patent and Trademark Office and we consider these trademarks to be of considerable value and of material importance to our business. The Company's right to use these trademarks continues as long as it uses these names.

Salton maintains many licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of our agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements.

On April 22, 2002, we entered into an exclusive licensing agreement with Westinghouse Electric Corporation to use its marquis Westinghouse brand name, Circle W trademark, and the brand awareness statement "You can be sure . . . if it's a Westinghouse" on the following product categories: kitchen electrics, microwaves, fans and heaters, personal care, table top air cleaners and humidifiers, clocks and vacuums. The agreement, which covers North America, South America, Africa, Europe, Asia and Australia-New Zealand, has a term ending in June 2008. Upon completion of the six-year term, the agreement is renewable at the option of both parties for five additional five year terms. We are subject to pay minimum royalty payments to Westinghouse beginning in the third year of the agreement.

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

EMPLOYEES

As of September 10, 2004, we employed approximately 2,600 persons, including approximately 1,500 persons employed in South Africa by Amalgamated Appliance Holdings Limited.

ADDITIONAL INFORMATION

We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW., Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at http://www.saltoninc.com. The content of our website is not a part of this report. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045, attention: Marc Levenstein, Assistant Secretary, telephone: (847) 803-4600. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

                                  RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before purchasing our securities. In particular, prospective investors should note that this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See "Cautionary Statement Regarding Forward-Looking Information." The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

We have a significant amount of indebtedness relative to our equity size. As of July 3, 2004 we had total consolidated indebtedness of $419.0 million, including $149.1 million of 12 1/4% senior subordinated notes due 2008 and $125.0 million of 10 3/4% senior subordinated notes due 2005, excluding $9.6 million related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008 and $4.5 million for the loan notes to Pifco shareholders that are fully cash collateralized, and total stockholders' equity of $173.6 million. We also had additional availability under our senior secured revolving credit facility of $26.5 million. We may incur additional indebtedness in the future, including through additional borrowings under our credit agreement, subject to availability.

Our ability to service our debt obligations, including the notes, and to fund planned working capital needs and planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. If we are unable to satisfy such liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders and/or the holders of our senior subordinated notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs, that such actions would not dilute the ownership interest of stockholders and/or that such actions would be permitted under the terms of our senior secured revolving credit facility or the indentures governing our senior subordinated notes.

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

      - our debt level could limit our ability or increase the costs to refinance indebtedness; and

      - our debt level may place us at a competitive disadvantage to our less leveraged competitors.

OUR DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING OUR FLEXIBILITY.

Our senior secured revolving credit agreement and the indentures governing the 12 1/4% senior subordinated notes and the 10 -3/4% senior subordinated notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our senior secured revolving credit agreement also requires us to maintain specified financial ratios, including a minimum EBITDA, a consolidated fixed charge coverage ratio and a foreign leverage ratio, and meet certain other financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our senior secured revolving credit agreement and indentures, or if we fail to generate sufficient cash flow from operations, or to refinance our debt as described below, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our senior secured revolving credit agreement and indentures, we may be forced to default on our senior secured revolving credit agreement and senior subordinated notes. In the event of a default under the terms of any of our indebtedness, the debt holders may accelerate the maturity of our obligations, which could cause defaults under our other obligations.

For example, during fiscal 2004 we failed to comply with the consolidated and U.S. fixed charge coverage ratios under our previous senior secured revolving credit facility. Our previous senior lenders agreed to forbear for a specified period of time from exercising any of their remedies as a result of our non-compliance, and we were able to refinance the senior secured revolving credit agreement with new senior lenders and more flexible financial covenants. We cannot assure you that we will be able to comply with the financial covenants and other covenants in our debt instruments or that, if we fail to so comply, our debt holders would waive our compliance or forbear from exercising their remedies.

WE MUST REFINANCE OUR 10 3/4% SENIOR SUBORDINATED NOTES MATURING IN DECEMBER
2005.

We have $125.0 million of 10 3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. We may incur additional debt, or may issue debt or equity securities, to repay and/or refinance the 10 3/4% senior subordinated notes on or before maturity. The availability and attractiveness of any outside sources of funds will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you that such additional funds will be available, or if available, that such funds will be on terms we find acceptable.

WE HAVE EXPERIENCED A DECLINE IN DOMESTIC MARKET SALES AND HAVE IMPLEMENTED A U.S. RESTRUCTURING PLAN.

Although our consolidated sales have increased during fiscal 2004 due to our international expansion, our domestic sales declined during fiscal 2004. While our domestic sales improved slightly during the fourth quarter of fiscal 2004, they are still not sufficient to cover our domestic operating expenses. We are in the process of implementing a U.S. restructuring plan in the domestic market in order to align domestic operating expenses with current sales levels. Although the restructuring of our domestic operations through workforce layoffs, consolidation of facilities and reduction of certain marketing and advertising programs will reduce our operating expenses, such actions may also have an adverse effect on our domestic sales. In addition, our current and prospective customers and suppliers may decide to delay or not purchase or supply our products due to the perceived uncertainty caused by our U.S. restructuring plan.

In connection with our U.S. restructuring plan, fiscal 2004 fourth quarter included a $23.6 million pre-tax charge consisting of $20.2 million related to the write-down of certain inventory identified for liquidation as part of the Company's decision to rationalize warehouse and distribution facilities; $1.7 million for the discontinuation of several marketing programs; $1.2 million of consulting and legal costs directly associated with the development and implementation of the restructuring plans and $0.5 million in severance.

The fourth quarter also reflected pre-tax charges taken related to the restructuring efforts and subsequent valuation reviews in light of those decisions, which include a $6.5 million intangible asset impairment charge and a $3.8 million fixed asset charge primarily related to tooling.

Other items impacting the 2004 fourth quarter results include a $6.9 million charge for the establishment of a valuation allowance against certain foreign income tax credits and a $5.0 million pre-tax loss on the early extinguishment of debt.

We may be required to take additional similar charges in the future, which could have a material and adverse effect on our operating results. We cannot assure you that the U.S. restructuring plan will allow us to better align our domestic cost structure with our current sales levels.

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OUR FINANCIAL RESULTS WOULD SUFFER.

Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2004 were 36.1% of net sales, with JD Group representing 10.4% of our net sales, Target Corporation representing 9.1 % of our net sales and Wal-Mart representing 8.1% of our net sales. Our total net sales to our five largest customers during fiscal 2003 were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales. In fiscal 2002, our five largest customers were 43.0% of net sales, with Wal-Mart representing 13.9% of our net sales and Target Corporation representing 12.0% of our net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

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

      -     work stoppages;

      -     foreign currency fluctuations; and

      - political and economic instability which could lead to the business failure of major suppliers.

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

OUR CREDIT RATINGS HAVE BEEN DOWNGRADED AND COULD BE DOWNGRADED FURTHER.

On February 11, 2004, Standard & Poor's downgraded our senior subordinated notes rating to CCC+.

On May 11, 2004, Standard & Poor's downgraded our senior subordinated notes rating to CCC-.

On April 13, 2004, Moody's downgraded our senior subordinated notes rating to Caa2.

On May 14, 2004, Moody's downgraded our senior subordinated notes rating to Ca.

Such downgrades can have a negative impact on our liquidity by reducing attractive financing opportunities. We cannot assure you that Standard & Poor's and Moody's will not further downgrade our credit ratings in the future. If our credit rating is downgraded, it could make our efforts to raise capital more difficult and have an adverse impact on our financial condition and results of operation.

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

Our acquisitions of additional businesses and product lines may require additional capital and the consent of our lenders and may have a significant impact on our business, financial condition and results of operations. We may finance acquisitions with internally generated funds, bank borrowings, public offerings or private placements of debt or equity securities, or through a combination of these sources. This may have the effect of increasing our debt and reducing our cash available for other purposes. Our senior secured revolving credit facility contains restrictions on our ability to do acquisitions.

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

EXPANDING OUR INTERNATIONAL SALES WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

We intend to pursue growth opportunities internationally. During fiscal 2004, 2003 and 2002, sales recorded outside of North America accounted for 50.6%, 30.7%, 16.6% of total net sales, respectively. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

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

LONG LEAD TIMES, POTENTIAL MATERIAL PRICE INCREASES AND CUSTOMER DEMANDS MAY CAUSE US TO PURCHASE MORE INVENTORY THAN NECESSARY.

Due to manufacturing lead times and a strong concentration of our sales occurring during the second fiscal quarter, as well as potential material price increases, may lead us to purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown, we cannot assure you that our customers will order these inventories as anticipated.

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

THE SEASONAL NATURE OF OUR BUSINESS COULD ADVERSELY IMPACT OUR OPERATIONS.

Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher sales during the second fiscal quarter primarily due to increased demand by customers for our products attributable to holiday sales. This seasonality has also resulted in additional interest expense for us during this period due to an increased need to borrow funds to maintain sufficient working capital to finance product purchases and customer receivables for the seasonal period. Lower sales than expected by us during this period, a lack of availability of product, a general economic downturn in retail sales or the inability to service additional interest expense due to increased borrowings could have a material adverse effect on our business, financial condition and results of operations.

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

THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDER MAY CONFLICT WITH YOUR INTERESTS.

As of July 3, 2004 Centre Partners Management LLC and entities directly or indirectly controlled by Centre Partners beneficially owned in the aggregate 27.0% of our common stock. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of our outstanding common stock and one director as long as it and its affiliates own at least 7.5% of the total voting power of our outstanding common stock. The interests of Centre Partners may conflict with your interests in certain circumstances.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured revolving credit agreement and senior subordinated notes contain restrictions on our ability to pay dividends on our capital stock.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; changes in earnings estimates by analysts; announcements of new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the housewares industry; the recent lack of confidence in corporate governance and accounting practices; the open short interest in our common stock; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

Salton leases its principal executive offices based in Lake Forest, Illinois. In addition, Salton also leases the following:

                                        SALES &
                                     ADMINISTRATIVE     WAREHOUSE    RETAIL OUTLETS    FACTORY
                                     --------------     ---------    --------------    -------
North America                              12               8              3               0
European Union                              4               1              0               0
Africa                                      2               1              2               1
Asia                                        1               1              0               0
Australia and New Zealand                   3               1              0               0

In addition, Salton also owns the following:

                                        SALES &
                                     ADMINISTRATIVE     WAREHOUSE    RETAIL OUTLETS    FACTORY
                                     --------------     ---------    --------------    -------
North America                               2                6             0               0
European Union                              1                3             0               0
Africa                                      0                0             0               1

As part of our U.S. Restructuring Plan introduced on May 11, 2004, we continue to consolidate facilities in an effort to reduce costs and restore profitability to the domestic operations. We anticipate the following changes to our domestic properties subsequent to year end:

The Company has identified two leased distribution facilities and three leased sales/administrative offices to be closed during fiscal 2005.

In addition, the Company also plans to close an owned sales/administrative office during fiscal 2005.

To accommodate international expansion, we are currently in the process of renovating a warehouse in Europe. This renovation is scheduled to be complete during the first half of the 2005 fiscal year.

We believe the reduced number of facilities and renovation projects will be suitable and adequate for our current level of operations, as well as support future growth.

ITEM 3. LEGAL PROCEEDINGS

SECURITIES CLASS ACTION LAWSUITS

In May, 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against us and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. We believe that these lawsuits are without merit and that we have compelling defenses to the allegations contained in the complaints. We intend to vigorously defend against these cases. The outcome of the class action lawsuits cannot be predicted with certainty, however, we do not believe that this matter will have a material adverse affect on our business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

PHILIPS

In June, 2003, we received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing us of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical and Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, we filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that we had not infringed the alleged trade secret rights of Philips and had not tortiously interfered with the contractual relationship between Philips and E&E.

Philips response has been to file a series of lawsuits against us. On October 23, 2003, Philips filed a counterclaim against us in the Northern District of Illinois, Declaratory Judgment case, reiterating the allegations of Philips' June letter and adding a claim for copyright infringement. The counterclaim sought to enjoin the distribution of the One:One in the United States and money damages. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months. In view of the District Court's ruling, we sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

On January 6, 2004, Philips filed a new action in the United States District Court for the Northern District of Illinois, against us alleging violations of U.S. Copyright Law seeking to enjoin us from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the ground that it was barred by the Court's dismissal decision in the prior action. Philips appealed this dismissal and the appeal was consolidated with the appeal of the earlier case in the United States Court of Appeals for the Seventh Circuit.

On November 24, 2003, Philips and Sara Lee NV also filed a patent infringement suit against us asserting that the One:One infringed a U.S. patent. Like the other actions, this case seeks damages and injunctive relief. The case is pending as in the United States District Court for the Northern District of Illinois.

Philips has also filed an action for copyright infringement in the United Kingdom. This suit seeks unspecified money damages and injunctive relief. This case currently pends in the United Kingdom. E&E has intervened in that litigation, and it is anticipated E&E will seek to have the suit dismissed in favor of the Hong Kong action where the issue is already being litigated.

The outcome of the foregoing legal matters cannot be predicted with certainty, however we do not believe that these actions will have a material adverse affect on our business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

HOMEPLACE OF AMERICA

Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior to filing for bankruptcy. Homeplace's total claimed preferences are approximately $3.5 million. Salton believes that it has meritorious defenses to all of the preference claims. The lawsuit is scheduled for trial in the U.S. Bankruptcy Court for the District of Delaware, during the first week of November 2004. Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no material amounts have been accrued for such claims.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their respective ages as of September 10, 2004, are as follows:

     NAME                    AGE                            POSITION
     ----                    ---                            --------
David C. Sabin                54              Chairman

Leonhard Dreimann             56              Chief Executive Officer

William B. Rue                57              President and Chief Operating Officer

David M. Mulder               43              Executive Vice President, Chief Administrative
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

                                          HIGH                              LOW
                                          -----                             ----
FISCAL 2004
     First Quarter                        11.75                             8.92
     Second Quarter                       14.13                             9.25
     Third Quarter                        15.20                             8.46
     Fourth Quarter                       10.00                             2.50

FISCAL 2003
     First Quarter                        14.43                             7.61
     Second Quarter                       14.40                             8.01
     Third Quarter                        11.60                             8.60
     Fourth Quarter                       13.50                             8.13

DIVIDENDS

We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured revolving credit agreement and senior subordinated notes contain restrictions on our ability to pay dividends on our capital stock.

STOCKHOLDER RIGHTS PLAN

On June 28, 2004, the Board of Directors of Salton adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of
(i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from us one one-thousandth of a share of a new series of Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 20 percent or more of our outstanding Common Stock.

A complete description of the Rights, the Rights Agreement between us and UMB Bank, N.A., as Rights Agent, and the Series B Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption "Item 1. Description of the Registrant's Securities to be Registered" contained in the Registration Statement on Form 8-A filed on June 28, 2004.

COMMON STOCK

The Certificate of Incorporation authorizes the issuance of 40,000,000 common shares, par value $0.01 per share. As of September 10, 2004, there were approximately 317 holders of record of our common stock.

PREFERRED STOCK

The Certificate of Incorporation authorizes the issuance of 2,000,000 preferred shares, par value $0.01 per share.

We have 40,000 outstanding shares of convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if we breach in any material respect any of our material obligations in the preferred stock agreement or the Certificate of Incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 -1/2% of the Liquidation Preference as defined below. The payment of dividends is limited by the terms of our credit agreement.

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

We may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of our common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company's option in cash or shares of Salton common stock.

As of September 10, 2004 there were 40,000 shares of the convertible preferred stock outstanding, held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data as of and for the fiscal years ended July 3, 2004, June 28, 2003, June 29, 2002, June 30, 2001 and July 1, 2000 have been derived from and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto.

                                                                           FIVE-YEAR SUMMARY OF FINANCIAL DATA
                                                   ---------------------------------------------------------------------------------
                (IN THOUSANDS)                     JULY 3, 2004(1)    JUNE 28, 2003   JUNE 29, 2002   JUNE 30, 2001     JULY 1, 2000
                                                   ---------------    -------------   -------------   -------------     ------------
STATEMENT OF INCOME:
Net sales(2)                                       $     1,076,735    $     894,908   $     922,479   $     792,114     $    837,302
Cost of goods sold                                         751,012          578,826         544,147         474,256          467,250
Distribution expenses                                       72,088           58,475          60,831          49,395           37,639
                                                   ---------------    -------------   -------------   -------------     ------------
         Gross profit                                      253,635          257,607         317,501         268,463          332,413
Selling, general, and administrative expenses              273,257          208,203         223,577         156,885          156,749
Lawsuit settlements, net                                         -                -           2,580               -                -
Impairment loss on goodwill and intangible assets           40,855              800               -               -                -
Restructuring costs                                          1,798                -               -               -                -
                                                   ---------------    -------------   -------------   -------------     ------------
         Operating (loss) income                           (62,275)          48,604          91,344         111,578          175,664
Interest expense, net                                       40,192           40,204          44,431          37,732           28,761
Loss on early extinguishment of debt                         5,049                -               -               -                -
Fair market value adjustment on derivatives                      -           (2,516)          2,372               -                -
                                                   ---------------    -------------   -------------   -------------     ------------
         (Loss) Income before income taxes                (107,516)          10,916          44,541          73,846          146,903
Income tax (benefit) expense                               (20,089)           2,685          14,394          27,692           55,087
Minority interest, net of tax                                7,745              260               -               -                -
                                                   ---------------    -------------   -------------   -------------     ------------
Net (loss) income                                  $       (95,172)   $       7,971   $      30,147   $      46,154     $     91,816
                                                   ===============    =============   =============   =============     ============

Weighted average common shares outstanding                  11,258           11,152          11,005          11,750           11,221
Net (loss) income per share:
         Basic                                     $         (8.45)   $        0.71   $        2.74   $        3.93     $       8.18
Weighted average common shares and common
         Equivalent shares outstanding                      11,258           15,114          15,042          16,065           15,526
Net (loss) income per share:
         Diluted                                   $         (8.45)   $        0.53   $        2.00   $        2.87     $       5.91

BALANCE SHEET DATA (AT PERIOD END):
Working capital                                    $       306,104    $     353,492   $     279,519   $     310,648     $    197,671
Total assets                                               854,552          812,372         823,927         722,884          564,276
Total debt(3)                                              418,991          374,152         460,066         402,713          327,220
Stockholders' equity                                       173,576          253,904         245,036         211,497          173,808
Dividends Paid                                                   -                -               -               -                -

(1) Includes the effect of costs related to our U.S. restructuring plan and other items excluded from senior management's assessment of the operating performance of Salton's business (See "Year in Review" in Management's Discussion and Analysis of Financial Condition and Results of Operations) which on a combined basis, decreased income before income taxes $73.2 million, $57.0 million after tax ($5.06 per basic share).

(2) AMAP's results from May 16, 2004 onward have been consolidated with Salton's financial statements.

(3) Excludes $4.5 million in fiscal 2004, $4.6 million in fiscal 2003, and $18.2 million in fiscal 2002 related to the loan notes to Pifco shareholders which were fully cash collateralized and excludes $9.6 million in fiscal 2004, $12.1 million in fiscal 2003, and $8.4 million in fiscal 2002 related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008.

Certain prior year information has been reclassified to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Salton designs, markets and distributes small home appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, tabletop products, time products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions and alliances as well as internal international growth.

ACQUISITIONS

On May 16, 2003 we increased our 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP), a South African Company, to a 52.6% interest for $7.5 million. Due to the increase in ownership, AMAP's results from May 16, 2003 onward have been consolidated with Salton in accordance with accounting principles generally accepted in the United States of America (GAAP) for financial statement presentation. Prior to May 16, 2003, our investment in AMAP was accounted for under the equity method and was included in consolidated assets.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 did not have any impact on the Company's Consolidated Financial Statements.

In December 2003, the FASB issued a revision to SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" (SFAS No. 132R). SFAS No. 132R changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132R as of March 27, 2004, resulting in additional disclosures in the Company's Consolidated Financial Statements (See Note 9 "Employee Benefit Plans").

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN
46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended July 3, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

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

The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004 and June 28, 2003, we believe there is no concentration of credit risk.

Our exposure to credit loss on our foreign currency forward contracts in the event of non-performance by the counterparties is believed to be remote due to the requirements that the counterparties consist only of major financial institutions that have a long-term credit rating of single-A or better from both Moody's and Standard& Poor's. Additionally, our foreign currency forward contracts generally have a term of one year or less.

INVENTORY VALUATION - The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 53.7% and 67.6% of the Company's inventories as of 2004 and 2003, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 4 "Inventories."

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

INTANGIBLE ASSETS - We record intangible assets through transactions and acquisitions. The cost of acquisitions are allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of June 30, 2002 are not amortized to expense but rather assessed for annually for impairment. Other intangible assets that have an indefinite life are also assessed annually for impairment.

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

YEAR IN REVIEW

In 2004, Salton continued its focus on increasing international opportunities and during the fourth quarter, launched an effort to return its domestic business to profitability. Fiscal year 2004 was our first full year of consolidating the financial results of AMAP. We also started expansion into Brazil, Italy, Spain and Germany. However, our international growth was offset by the continued decline in sales and profitability of the domestic operations.

As part of an effort to improve profitability in our domestic operations, we announced a U.S. restructuring plan in the domestic market in order to better align domestic operating costs with current sales levels. We expect to generate at least $40.0 million in annual cost savings from our U.S. restructuring plan when fully implemented in fiscal 2005 through a reduction in operating expenses and a consolidation of U.S. operations.

We completed the initial phase of this U.S. restructuring plan by reducing headcount in the domestic operations by approximately 25.0% in the fourth quarter of fiscal 2004. The salaried headcount reduction is expected to reduce annualized costs by $11.5 million.

In connection with the U.S. restructuring plan and subsequent valuation reviews in light of those decisions, we recorded certain pretax charges in the fourth quarter as follows:

      - $20.2 million write-down of certain inventory identified for liquidation as part of the Company's decision to rationalize warehouse and distribution facilities

      - $6.5 million of intangible asset impairment charge associated with trademarks effected by the restructuring plan

      -     $3.8 million fixed assets charge related primarily to tooling

      - $1.7 million write-down of costs associated with several marketing programs that were discontinued

      - $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan; and

      - $0.5 in termination and severance costs associated with the headcount reduction in the U.S.

Other items impacting the 2004 third quarter results include:

      - $34.3 million impairment charge consisting of consolidated goodwill and certain other indefinite lived intangible assets (See "Impairment Loss on Goodwill and Intangible Assets").

Other items impacting the 2004 fourth quarter and fiscal year-end results include:

      - $6.9 million valuation allowance against certain foreign income tax credits

      -     $5.0 million pre-tax loss on the early extinguishment of debt

The restructuring costs and other items listed above affected comparability of reported operating income, net income and earnings per share for the fourth quarter and fiscal year 2004.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the years ended:

                                                        JULY 3, 2004      JUNE 28, 2003     JUNE 29, 2002
                                                        ------------      -------------     -------------
Net sales                                                   100.0%            100.0%            100.0%
Cost of goods sold                                           69.8(1)           64.7              59.0
Distribution expenses                                         6.7               6.5               6.6
                                                            -----             -----             -----
     Gross profit                                            23.5              28.8              34.4
Selling, general and administrative expense                  25.4              23.3              24.2
Lawsuit settlements, net                                      0.0               0.0               0.3
Impairment loss on goodwill and intangible assets             3.8(2)            0.1               0.0
Restructuring costs                                           0.2               0.0                 0
                                                            -----             -----             -----
     Operating (loss) income                                 (5.9)%             5.4%              9.9%
                                                            =====             =====             =====

(1) Includes $ 24.0 million (2.2% of net sales ) of fourth quarter restructuring costs (See "Year in Review").

(2) Consists of an aggregate of $40.9 million of impairment charges (See "Impairment Loss on Goodwill and Intangible Assets").

2004 COMPARED TO 2003

NET SALES AND GROSS PROFIT

Salton reached $1.1 billion in net sales for 2004 compared to the $894.9 million reported in 2003. The largest increase was the inclusion of a full year of AMAP's results which amounted to $206.4 million of additional sales. In addition, Salton had $29.2 million of exchange rate gain and $12.6 million of other foreign sales increases. The other foreign sales increases were primarily driven by the George Foreman and Russell Hobbs product lines. While Foreman sales continued to increase internationally, domestic volume decline in the first half of the year was the primary reason for a $66.5 million decrease in domestic sales for the fiscal year. Management believes Foreman will continue its success overseas as we expand our foreign operations and introduce the Foreman Grill in new markets. In addition, the launch of the new George Foreman Grills with removable plates (The Next Grilleration) is expected to help accelerate the replacement cycle among existing customers in North America, a factor in further stabilizing domestic sales volumes.

Gross profit for 2004 declined $4.0 million from $257.6 million in 2003 to $253.6 million in 2004. As a percent of net sales, it was 23.5% in 2004 compared to 28.8% in 2003, a decrease of 5.3%. These decreases are attributed to a $65.2 million decline in domestic gross profit associated with a volume and mix shift from higher margin George Foreman products to lower margin new products such as the Westinghouse electrics, Melitta One:One and various other new products introduced at the International Housewares Show. As part of the $65.2 million of domestic decline in operations, we incurred $24.0 million of fourth quarter charges in connection with the U.S. restructuring plan announced on May 11, 2004. These costs included inventory and tooling write-downs associated with the Company's decision to rationalize warehouse and distribution facilities and exit certain marketing programs. The decreases caused by domestic gross profit declines and U.S. restructuring costs were partially offset by a $44.7 million increase due to the inclusion of a full year of AMAP's gross profit, $9.6 million in foreign currency gains and $6.9 million in other foreign gross profit increases associated with growth and expansion of our international subsidiaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 25.4% of net sales or $273.3 million in 2004 compared to 23.3% of net sales or $208.2 million for 2003. The $65.1 million increase in selling, general and administrative was due to increases of $39.7 million driven by international growth from expansion, including $22.4 million from AMAP and $9.8 million from other foreign increases as the Company launched new products internationally and expanded operations on the European Continent and in Brazil. The remaining $7.5 million were of international increases attributed to foreign currency fluctuations.

Selling, general and administrative expenses for domestic operations increased $25.4 million. As a result of approximately $30.0 million of additional expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses. Of the $30.0 million, approximately $8.0 million related to cooperative advertising and promotional activities associated with an aggressive retailer position following product shortages during the holidays. It was management's intention to drive additional sales through significant new product introductions. We had varied success on the new product launches and continued to experience declines in overall domestic sales in the first three quarters, which was the primary driver of the U.S. restructuring plans, launched in the fourth quarter. As part of those plans, we incurred a $1.7 million charge associated with the termination of certain advertising and marketing programs as part of our U.S. restructuring plan. These increases from domestic operations were offset by $6.3 million of various other insignificant decreases in other selling, general and administrative expense categories.

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

Effective with the beginning of fiscal year 2003, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill and indefinite lived intangible assets. Goodwill and intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment.

The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that projected operating results would validate the amount of goodwill and other intangible assets on the financial statements. As discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the our inability to meet financial debt covenants required for the senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. The valuation did not incorporate the future U.S. restructuring plan that management started in the fourth quarter of fiscal 2004.

As a result, we determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. We recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX of $6.1 million.

In conjunction with the U.S. restructuring plan and extensive individual product line reviews, we completed our annual test for impairment of indefinite lived intangible assets as of the end of the fourth quarter. As a result, we determined that an additional charge of $6.5 million was necessary against trademarks impacted by the U.S. restructuring plan.

RESTRUCTURING COSTS

As a result of our U.S. restructuring plan, we incurred $1.7 million in restructuring costs consisting of $1.2 million for consulting and legal costs directly associated with the development and implementation of the restructuring plan and $0.5 million associated with the termination and severance cost as a result of a 25.0% U.S. headcount reduction in the fourth quarter.

NET INTEREST EXPENSE

Net interest expense was $40.2 million for both fiscal 2004 and fiscal 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.7% in fiscal 2004 compared to 8.9% in fiscal 2003. The average amount of all debt outstanding was $381.3 million for fiscal 2004 compared to $428.3 million for fiscal 2003. This was a result of lower average borrowings under the current and former revolver and term loan agreement and our repayment of certain other obligations.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

During the fourth quarter, the Company incurred a non-cash pretax charge of $5.0 million for the write-off of unamortized financing costs under the previous credit agreement. (See Liquidity discussion surrounding new financing arrangements).

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

The Company uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. Unrealized pre-tax losses resulting from foreign exchange contracts that qualified as cash flow hedges were $7.6 million.

INCOME TAXES

Income tax expense was a tax benefit of $20.1 million in fiscal 2004 as compared to income tax expense of $2.7 million in fiscal 2003. The effective tax rate (benefit) for federal, state, and foreign income taxes was approximately (18.7)% in 2004 versus approximately 24.6% in 2003. The effective tax rate (benefit) in 2004 is less than the statutory U.S. Federal tax rate primarily because of $13.3 million of non-deductible goodwill that was written off as a result of an impairment charge in 2004 and $6.9 million of tax reserves provided as a valuation allowance against certain foreign income tax credits that have a five year life for U.S. tax purposes.

2003 COMPARED TO 2002

NET SALES AND GROSS PROFIT

Salton's net sales for 2003 were $894.9 million. This represented a decrease of 6.4% compared to 2002. While overall sales in the domestic market decreased, our strong portfolio of brand names contributed to our success internationally. We experienced significant volume decreases in the domestic market as a result of a disappointing holiday season at retail. This left retailers overstocked during the third quarter of fiscal 2003 further depressing sales. In addition, we experienced a decrease of approximately $37.0 million in net sales attributable to domestic price reductions in an effort to gain long term market presence, an initiative to reduce domestic inventory levels and reduce the number of stock keeping units (SKUs) the Company carries in inventory. These actions occurred primarily in the second half of 2003. These decreases were offset by just over $110.0 million in international sales increases primarily associated with the George Foreman and Russell Hobbs brands, foreign currency fluctuations of $19.2 million, the inclusion of approximately $22.0 million of sales from AMAP for the period of May 16, 2003 through June 28, 2003 and the inclusion of approximately $13.0 million of sales from the Look For acquisition, now renamed Salton France.

Gross profit in 2003 decreased to $257.6 million or 28.8% of net sales as compared to $317.5 million or 34.4% of net sales in 2002 primarily as a result of approximately $37.0 million in domestic price reductions, $38.0 million in domestic volume reductions and approximately $12.0 million in product mix changes. These reductions were partially offset by approximately $27.3 million in volume increases internationally and $5.7 million of foreign currency exchange rate fluctuations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administration expense decreased $15.4 million in fiscal year 2003 compared to fiscal year 2002. Amortization expense decreased $15.8 million as amortization of goodwill and certain intangible assets ceased in fiscal year 2003 due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Expenditures for television, royalty expense, certain other media and cooperative advertising and trade show expenses were 9.8% of net sales or $88.1 million in fiscal 2003 compared to 10.8% of net sales or $99.7 million in fiscal 2002. This decrease is primarily associated with a $12.3 million decline in infomercial advertising partially offset by a $6.6 million increase in direct advertising. In addition, changes in foreign currency exchange rates decreased selling, general and administration expense $4.5 million. These decreases in selling, general and administrative expenses were partially offset by an $8.4 million increase in salary expense, $5.6 million bad debt provision, and $2.3 million from the inclusion of AMAP for the period May 16, 2003 through June 28, 2003.

LAWSUIT SETTLEMENTS NET

The $2.6 million recorded in fiscal year 2002 for lawsuit settlements, net is comprised of the following items:

      - A $8.9 million charge related to the September 5, 2002 settlement and related legal expenses associated with the Attorney Generals of New York and Illinois regarding the Company's future conduct with retailers relating to the Company's indoor electric grills.

      - A $2.0 million charge related to the June 28, 2002 settlement and related legal expenses associated with the patent infringement alleged by AdVantage Partners LLC regarding the Company's "George Foreman Jr." rotisserie grills.

      - A $8.3 million gain related to the September 5, 2002 settlement reached with Applica, Inc regarding the Company's lawsuit filed against Applica in January 2001 for breach of its noncompetition agreement. The gain primarily related to cancellation of the $15.0 million dollar promissory note issued by the Company to Applica in 1998 as partial consideration for the repurchase of the Company's common stock from Applica. As part of the settlement, the

            Company agreed to pay Applica $2.0 million on or before June 30, 2004. The gain associated with the carrying value of the note upon cancellation of $10.8 million was partially offset by the present value of the $2.0 million payment due to Applica and legal expenses related to the litigation.

All legal expenses included in the $8.9 million charge related to the Attorney Generals of New York and Illinois settlement were either incurred prior to June 29, 2002 or were legally required within the terms of the settlement agreement. The cost legally required per the statement agreement included reimbursement of Plaintiff States attorneys' fees and other administrative cost, the amount of which was stated in the agreement, as well as estimated costs to provide public notice as ordered by the Court. All legal expenses were recorded as incurred and were included in the $2.0 million charge related to the AdVantage Partners LLC settlement in fiscal 2002. Legal expenses associated with the Applica lawsuit described above were expensed as incurred and netted against the related gain for purposes of income statement presentation. No legal expenses were deferred. In accordance with SFAS No. 5, the Company recorded a liability for those amounts that were probable and could be reasonably estimated.

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

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

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

Salton Europe uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. We recognized a pre-tax benefit for an increase in the fair market value of the derivatives of $2.5 million, or $1.8 million net of tax, from foreign exchange contracts that did not qualify as cash flow hedges for accounting purposes in accordance with U.S. GAAP. Certain foreign exchange contracts entered into by Salton Europe in fiscal 2002 did not qualify as cash flow hedges because their terms failed to meet the cash flow hedge definition requirements within SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). Such contracts were marked-to-market through their respective settlement dates. All subsequent foreign exchange contracts entered into by Salton Europe met the conditions of SFAS No. 133 to qualify as cash flow hedges and were recorded as such. All foreign exchange contracts are related to the purchase of inventory in U.S. dollars from an affiliate, Salton Hong Kong, Ltd. Unrealized pre-tax losses resulting from foreign exchange contracts that qualified as cash flow hedges were de minimis.

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

NET INCOME

The Company reported net income of $8.0 million or basic earnings per common share of $0.71 per share for the fiscal year 2003 compared with net income of $30.1 million or basic earnings per common share of $2.74 per share for the fiscal year 2002. Net income for 2003 was primarily reduced by a pricing transition in the domestic market partially offset by expansion and internal growth in the international markets. Pricing transition refers to the domestic price reductions granted by the Company to its customers in advance of product cost reductions that were later realized from the Company's suppliers.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. In 2004, Salton's operations provided $23.4 million in cash flow, compared with $130.6 million in 2003. This decrease is primarily a result of decreased profits and higher international inventories, offset by decreases in accounts receivable and increases in accounts payable. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, the Company has recently experienced an upward trend in raw material prices. As a result, the Company may use working capital to build inventories to take advantage of current lower prices.

The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling and South African Rand against United States dollars.

INVESTING ACTIVITIES

We incurred approximately $33.1 million for capital expenditures during fiscal 2004 including approximately $12.0 million in construction-in-progress for a warehouse renovation in Europe.

During fiscal 2004, we made our final $21.9 million installment payment associated with the acquisition of the George Foreman tradename.

FINANCING ACTIVITIES

We had net proceeds from worldwide credit facilities of $61.0 million. These proceeds were offset by $16.1 million of additional compensating balances on deposit and $4.3 million of financing costs associated with refinancing activities.

REVOLVING CREDIT FACILITY

On June 15, 2004, we entered into an amended and restated $275.0 million senior secured revolving credit facility, which initially provides us with the ability to borrow up to $207.0 million (including $10.0 million for letters of credit). Advances under the senior secured revolving credit facility are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of June 15, 2007 and is subject to a prepayment premium of 3.0% of $275.0 million if the facility is repaid by June 15, 2005, 2.0% if the facility is repaid between June 16, 2005 and June 15, 2006 and 1.0% if the facility is repaid between June 16, 2006 and June 15, 2007.

As of July 3, 2004, we had borrowed $132.7 under the senior secured revolving credit facility and had approximately $26.5 million available under this facility for future borrowings.

Our senior secured revolving credit facility replaced a $275.0 million senior credit agreement we had with our previous senior lenders. We had failed to comply with certain consolidated and U.S. fixed charge coverage ratios contained in our prior senior secured revolving credit facility starting with the fiscal month ending December 27, 2003. Our previous senior lenders had waived our compliance with certain of these ratios during December, 2003 and January, 2004 and subsequently agreed to forbear from exercising their remedies with respect to our non-compliance with these ratios through June 10, 2004 and, subject to certain conditions, September 30, 2004. We replaced our prior senior secured revolving credit agreement with our existing senior secured revolving credit facility on June 15, 2004 in order to provide us with more flexible financial covenants.

Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under our senior secured revolving credit facility, we are required to comply with a minimum EBITDA, consolidated fixed charge coverage ratio and foreign leverage ratio. We are also required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 5.0%, equaling 7.0% at July 3, 2004; or the Base Rate (prime rate), plus 3.0%, equaling 7.25% at July 3, 2004. The Company has the option to convert any base rate loan to LIBOR rate loan, which includes an applicable margin of 5.0%. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

SENIOR SUBORDINATED NOTES

In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10-3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12-1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $9.6 million related to the fair value of interest rate swap agreements that have been monetized).

The indenture governing our 12-1/4% senior subordinated notes due 2008 and 10-3/4% senior subordinated notes due 2005 contains, covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make certain other restricted payments, create certain liens, enter into certain transactions with affiliates, enter into sale and lease-back transactions, sell assets or enter into certain mergers and consolidations.

Interest is payable on the 10-3/4% senior subordinated notes on June 15th and December 15th of each year in an amount equal to approximately $6.7 million on each payment date. Interest is payable on the 12-1/4% senior subordinated notes on April 15th and October 15th of each year in an amount equal to approximately $9.2 million on each payment date.

Our senior subordinated notes are general unsecured obligations and are subordinated to all our current and future senior debt, including all borrowings under our senior secured revolving credit facility. The subordinated notes rank equally with all our other existing and future senior subordinated indebtedness.

Events of default under our senior subordinated notes include, but are not limited to: (a) our default for 30 days in the payment when due of interest; (b) our default in payment when due of principal or premium; (c) covenant defaults;
(d) default under any indebtedness that (1) is caused by a failure to pay principal or interest or (2) results in the acceleration of such indebtedness and, in each of clause (1) and (2), the principal amount of such indebtedness exceeds $2.5 million; and (e) events of bankruptcy.

Our current and future domestic restricted subsidiaries jointly and severally guarantee our payment obligations under the senior subordinated notes on a senior subordinated basis. The guarantees rank junior to all senior debt of the guarantors (including guarantees under our senior secured revolving credit facility) and equally with all other senior subordinated indebtedness of the guarantors.

OTHER CREDIT FACILITIES

We maintain credit facilities outside of the United States that locally support our foreign subsidiaries operations and working capital requirements. These facilities are at current market rates in those localities and at certain peak periods of the year, are secured by various assets.

COMMITMENTS AND CONTINGENCIES

To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                           Payments Due by Period
                                                           -----------------------------------------------------
                                                            Within                                       After 5
(IN THOUSANDS)                            Total             1 Year        2-3 years      4-5 years        years
                                        ---------          --------       ---------      ---------      --------
Long-Term Debt                          $ 412,151          $ 37,151 (1)   $ 225,000      $ 150,000      $      -
Short-Term Debt                            10,980            10,980               -              -             -
Capital Lease Obligations                   1,297               536             761              -             -
Operating Leases                           58,694            10,715          17,423         11,933        18,623
                                        ---------          --------       ---------      ---------      --------
Total Contractual Cash Obligations      $ 483,122          $ 59,382       $ 243,184      $ 161,933      $ 18,623
                                        =========          ========       =========      =========      ========

(1) Includes $4.5 million by loan notes. These notes are fully funded in cash held in escrow. Also, includes $32.7 million of borrowings as of July 3, 2004 under the senior secured revolving credit facility that is classified as short term because the agreement includes a subjective acceleration clause and the Company's lockbox account is currently under the exclusive dominion and control of the senior lenders.


                                                                 Amount of Commitment Expiration Per Period
                                                           -----------------------------------------------------
                                          Total
                                         Amounts            Within                                       After 5
(IN THOUSANDS)                            Total             1 Year        2-3 years      4-5 years        years
                                        ---------          --------       ---------      ---------      --------
License Agreements(1)                   $  20,712          $  6,968       $   9,669      $   3,690      $    385
Pension Plan Contributions(2)               1,060             1,060               -              -             -
Executive Compensation(3)                   3,900             2,100           1,800              -             -
Foreman Agreement(4)                        3,750             3,000             750              -             -
                                        ---------          --------       ---------      ---------      --------
Total Commercial Commitments            $  29,422          $ 13,128       $  12,219      $   3,690      $    385
                                        =========          ========       =========      =========      ========

(1) Includes non-cancelable license agreements. Several of these commitments have the option to be extended at the option of management. Payments beyond the original agreement have not been included above.

(2) Contributions to the Company's defined benefit plans are determined annually based on actuarial valuations. Future period contribution reflect known commitments.

(3) Executive salaries and bonuses under employment agreements expiring in 2005 and 2006. Does not take into account the voluntary reduction of salaries by David Sabin, Chairman, Leon Dreimann, Chief Executive Officer and William B. Rue, President and Chief Operating Officer, which was effective June 7, 2004 and will continue until such members of management determine that the U.S. restructuring plan has been successfully implemented.

(4) Agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line.

FORWARD LOOKING

We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

We believe that future cash flow from operations based on our current level of operations and anticipated growth, available borrowings under our senior secured revolving credit facility and other sources of debt funding and sale or monetization of certain assets, will be adequate to meet our anticipated requirements for current capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments for the next twelve months. Our anticipated earnings and growth are subject to general economic, financial, competitive and other factors that are beyond our control. If we are unable to satisfy such liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders and/or the holders of our senior subordinated notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured revolving credit facility or the indentures governing our senior subordinated notes.

Factors that could affect our liquidity and capital resources are also discussed in Item 1. "Business - Risk Factors."

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

                                2005        2006         2007         2008         2009      THEREAFTER     TOTAL      FAIR VALUE
                              --------   ---------    ---------    ---------   -----------   ----------   ---------    ----------
                                                      (DOLLARS IN THOUSANDS)
FISCAL YEAR 2004
Liabilities:
Short-term loan               $ 10,980                                                                    $  10,980    $   10,980
  Average interest rate           4.40%
Long-term debt:
  Fixed rate amount                      $ 125,000                 $ 150,000                              $ 275,000    $  225,250
  Average interest rate                      10.75%                    12.25%
  Variable rate amount        $ 32,653                $ 100,000                                           $ 132,653    $  132,653
  Average interest rates(1)       7.25%                    7.25%

                                2004        2005         2006         2007         2008      THEREAFTER     TOTAL      FAIR VALUE
                              --------   ---------    ---------    ---------   -----------   ----------   ---------    ----------
                                                      (DOLLARS IN THOUSANDS)
FISCAL YEAR 2003
Liabilities:
Foreman note payable          $ 22,750                                                                    $  22,750    $   22,750
  Average interest rate(2)        8.50%
Long-term debt:
  Fixed rate amount                                   $ 125,000                $   150,000                $ 275,000    $  274,875
  Average interest rate                                   10.75%                     12.25%
  Variable rate amount                                             $  76,119                              $  76,119    $   76,119
  Average interest rates(1)                                             3.50%

(1) The variable rate senior secured revolving credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a LIBOR rate plus an applicable margin.

(2) The Foreman note does not include an interest element. The 8.5% is the estimated interest rate used for calculating the net present value.

We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedges residual balance sheet exposures. At July 3, 2004, we had forward contracts outstanding for the purchase of $135.7 million over the course of the next twelve months, which had an aggregate fair value of $8.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Salton carried out an evaluation, under the supervision and with the participation of Salton's management, including Salton's Chief Executive Officer and Senior Financial Officer, of the effectiveness of the design and operation of Salton's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Senior Financial Officer concluded that Salton's disclosure controls and procedures are effective in timely alerting them to material information required to be included in Salton's periodic SEC filings relating to Salton (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred in the fourth quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect Salton's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year in Review" for a discussion of charges and impairments recorded in the fourth quarter of fiscal 2004 related to the Company's U.S. restructuring plan. Cash expenditures of $1.2 million in consulting and legal costs and approximately $0.2 million in termination and severance costs were made in the fourth quarter of fiscal 2004 in connection with such charges and impairments. The remaining approximately $0.3 million in cash expenditures for termination and severance costs will be made in the first quarter of fiscal 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

This table shows information about the securities authorized for issuance under our equity compensation plans as of July 3, 2004.

                                                         (a)                    (b)                       (c)
                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                                                          WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                               NUMBER OF SECURITIES TO   EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                               BE ISSUED UPON EXERCISE      OUTSTANDING          (EXCLUDING SECURITIES
                                               OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS            REFLECTED
                                                 WARRANTS AND RIGHTS         AND RIGHTS              IN COLUMN (a))
                                               -----------------------   -----------------     -------------------------
Equity compensation plans approved by
security holders (1)                                  1,559,850               $  8.55                   660,777
Equity compensation plans not approved by
security holders (2)                                  1,206,042               $ 19.89                   598,211
                                                      ---------                                       ---------
Total                                                 2,765,892               $ 13.50                 1,258,988

(1) Includes: 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan.

(2) Includes our: 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is in the Proxy Statement under the heading "Independent Auditor Information" and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1 and 2 - An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3) Exhibits:

An "Exhibit Index" has been filed as part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of September, 2004.

                                                       SALTON, INC.

                                            By:   /s/  Leonhard Dreimann
                                                 -----------------------
                                                       Leonhard Dreimann
                                                       Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 2004.

Signature
     /s/   LEONHARD DREIMANN                           Chief Executive Officer and Director
-----------------------------------------              (Principal Executive Officer)
                  Leonhard Dreimann

     /s/   WILLIAM B. RUE                              President and Chief Operating Officer and Director
-----------------------------------------
                  William B. Rue

     /s/   DAVID M. MULDER                             Executive Vice President, Chief Administrative Officer and
-----------------------------------------              Senior Financial Officer
                  David M. Mulder                      (Principal Accounting and Financial Officer)

     /s/   DAVID C. SABIN                              Chairman of the Board and Director
-----------------------------------------
                  David C. Sabin

     /s/   FRANK DEVINE                                Director
-----------------------------------------
                  Frank Devine

                                                       Director
-----------------------------------------
                  Bert Doornmalen

                                                       Director
-----------------------------------------
                  Robert A. Bergmann

                                                       Director
-----------------------------------------
                  Bruce G. Pollack

     /s/   BRUCE J. WALKER                             Director
-----------------------------------------
                  Bruce J. Walker

     /s/   STEVEN M. OYER                              Director
-----------------------------------------
                  Steven M. Oyer

                                  SALTON, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                             YEAR ENDED JULY 3, 2004

                                                                                       PAGE
                                                                                       ----
Report of Independent Registered Public Accounting Firm                                 F-2
Consolidated Balance Sheets                                                             F-3
Consolidated Statements of Income                                                       F-4
Consolidated Statements of Stockholders' Equity                                         F-5
Consolidated Statements of Cash Flows                                                   F-6
Notes to Consolidated Financial Statements                                              F-8

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheets of Salton, Inc. (the "Company") as of July 3, 2004 and June 28, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. as of July 3, 2004 and June 28, 2003 and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and certain identifiable intangible assets in 2003.

Deloitte & Touche LLP

Chicago, IL
September 15, 2004

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
JULY 3, 2004 AND JUNE 28, 2003
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             2004           2003
ASSETS

Current Assets:
  Cash                                                                                     $  46,847      $  35,702
  Compensating balances on deposit                                                            34,000         17,400
  Accounts receivable, less allowance:
   2004 - $15,839; 2003 - $8,095                                                             180,391        198,511
  Inventories                                                                                253,627        217,317
  Prepaid expenses and other current assets                                                   21,267         18,203
  Prepaid income taxes                                                                             -          9,606
  Deferred income taxes                                                                       25,742         12,825
                                                                                           ---------      ---------
      Total current assets                                                                   561,874        509,564

Property, Plant and Equipment:
  Land                                                                                         8,023          8,585
  Buildings                                                                                   17,120         16,403
  Molds and tooling                                                                           46,038         65,519
  Equipment and office furniture                                                              48,707         40,330
  Construction in progress                                                                    12,634              -
                                                                                           ---------      ---------
                                                                                             132,522        130,837
                                                                                           ---------      ---------
  Less accumulated depreciation                                                              (51,370)       (60,867)
                                                                                           ---------      ---------
Net Property, Plant and Equipment                                                             81,152         69,970
Tradenames                                                                                   184,421        191,963
Goodwill                                                                                           -         26,953
Non-Current Deferred Tax Asset                                                                11,589              -
Other Assets                                                                                  15,516         13,922
                                                                                           ---------      ---------

TOTAL ASSETS                                                                               $ 854,552      $ 812,372
                                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                                          $  48,667      $  27,911
  Accounts payable                                                                           137,671         73,548
  Accrued expenses                                                                            60,627         54,613
  Income taxes payable                                                                         8,805              -
                                                                                           ---------      ---------
      Total current liabilities                                                              255,770        156,072
Non-Current Deferred Income Taxes                                                                  -          8,311
Senior Subordinated Notes due 2005                                                           125,000        125,000
Senior Subordinated Notes due 2008, including an adjustment of $9,581 and
  $12,081 to the carrying value related to interest rate swap agreements, respectively       158,642        160,896
Long Term Debt-Revolving Credit Agreement                                                          -         76,119
Term Loan and Other Notes Payable                                                            100,761            873
Other Long Term Liabilities                                                                   17,288         16,240
                                                                                           ---------      ---------
      Total liabilities                                                                      657,461        543,511
Minority Interest                                                                             23,515         14,957

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized,
   2,000,000 shares, 40,000 shares issued
 Common stock, $.01 par value; authorized, 40,000,000 shares; shares issued and outstanding:
   2004 - 11,370,282; 2003 - 11,186,905                                                          148            148
 Treasury stock - at cost                                                                    (65,793)       (67,019)
 Additional paid-in capital                                                                   96,147         96,179
 Accumulated other comprehensive income                                                       12,668           (982)
 Retained earnings                                                                           130,406        225,578
                                                                                           ---------      ---------

      Total stockholders' equity                                                             173,576        253,904
                                                                                           ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 854,552      $ 812,372
                                                                                           =========      =========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 3, 2004, JUNE 28, 2003, AND JUNE 29, 2002

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      2004                  2003                  2002
Net sales                                                        $     1,076,735       $       894,908      $       922,479
Cost of goods sold                                                       751,012               578,826              544,147
Distribution expenses                                                     72,088                58,475               60,831
                                                                 ---------------       ---------------      ---------------
Gross profit                                                             253,635               257,607              317,501
Selling, general and administrative expenses                             273,257               208,203              223,577
Lawsuit settlements, net                                                       -                     -                2,580
Impairment loss on goodwill and intangible assets                         40,855                   800                    -
Restructuring costs                                                        1,798                     -                    -
                                                                 ---------------       ---------------      ---------------
Operating (loss) income                                                  (62,275)               48,604               91,344
Interest expense, net                                                     40,192                40,204               44,431
Loss on early extinguishment of debt                                       5,049                     -                    -
Fair market value adjustment on derivatives                                    -                (2,516)               2,372
                                                                 ---------------       ---------------      ---------------
(Loss) income before income taxes                                       (107,516)               10,916               44,541
Income tax (benefit) expense                                             (20,089)                2,685               14,394
Minority interest, net of tax                                              7,745                   260                    -
                                                                 ---------------       ---------------      ---------------
Net (loss) income                                                $       (95,172)      $         7,971      $        30,147
                                                                 ===============       ===============      ===============
Weighted average common shares outstanding                                11,258                11,152               11,005
Weighted average common and common
  equivalent shares outstanding                                           11,258                15,114               15,042
Net (loss) income per common share: basic                        $         (8.45)      $          0.71      $          2.74
                                                                 ===============       ===============      ===============
Net (loss) income per common share: diluted                      $         (8.45)      $          0.53      $          2.00
                                                                 ===============       ===============      ===============

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 29, 2002, JUNE 28, 2003 AND JULY 3, 2004
(IN THOUSANDS)


                                    COMMON       PREFERRED                                    ADDITIONAL
                                    SHARES         SHARES        COMMON        PREFERRED       PAID IN         RETAINED
                                  OUTSTANDING   OUTSTANDING       STOCK          STOCK         CAPITAL         EARNINGS
BALANCE, June 30, 2001                 11,364          40      $        144   $        -     $     72,932    $    187,460
  Net income                                                                                                       30,147
  Other comprehensive income:
  Minimum pension liability
      net of tax of $(719)                  -           -                 -            -                -               -
   Derivative liability
       net of tax of $(339)                 -           -                 -            -                -               -
   Foreign currency translation             -           -                 -            -                -               -

    Total comprehensive income              -           -                 -            -                -               -

Issuance of common stock                  167           -                 2            -            2,473               -
Stock options exercised                    17           -                 -            -              175               -
Foreman Additional Liability             (456)          -                 -            -           17,977               -
Treasury Stock Repurchase                 (99)          -                 -            -                -               -
                                  -----------   ---------      ------------   ----------     ------------    ------------
BALANCE, JUNE 29, 2002                 10,993          40      $        146   $        -     $     93,557    $    217,607
  Net income                                -           -                 -            -                -           7,971
  Other comprehensive income:
  Minimum pension liability
      net of tax of $(4,546)                -           -                 -            -                -               -
   Derivative liability
       net of tax of $(4)                   -           -                 -            -                -               -
   Foreign currency translation             -           -                 -            -                -               -

    Total comprehensive income              -           -                 -            -                -               -

Issuance of common stock                  185           -                 2            -            1,648               -
Stock options exercised                     9           -                 -            -               72               -
Stock warrants issued                       -           -                 -            -              136               -
Foreman Additional Liability                -           -                 -            -              766               -
                                  -----------   ---------      ------------   ----------     ------------    ------------
BALANCE, JUNE 28, 2003                 11,187          40      $        148   $        -     $     96,179    $    225,578
  Net loss                                  -           -                 -            -                -         (95,172)
  Other comprehensive income:
  Minimum pension liability
      net of tax of $692                    -           -                 -            -                -               -
   Derivative liability
       net of tax of $(2,268)               -           -                 -            -                -               -
  Foreign currency translation              -           -                 -            -                -               -

    Total comprehensive income              -           -                 -            -                -               -

Stock options exercised                    36           -                 -            -              223               -
Issuance of common stock                  147           -                 -            -              163               -
Foreman additional liability                -           -                 -            -             (418)              -
                                  -----------   ---------      ------------   ----------     ------------    ------------
BALANCE, JULY 3, 2004                  11,370          40      $        148   $        -     $     96,147    $    130,406
                                  ===========   =========      ============   ==========     ============    ============


                                                       ACCUMULATED
                                                          OTHER            TOTAL             TOTAL
                                        TREASURY      COMPREHENSIVE     STOCKHOLDERS'    COMPREHENSIVE
                                         STOCK         INCOME (LOSS)       EQUITY            INCOME
BALANCE, June 30, 2001                $   (47,865)    $       (1,174)  $     211,497
  Net income                                                                  30,147    $       30,147
  Other comprehensive income:
  Minimum pension liability
      net of tax of $(719)                      -             (1,198)         (1,198)           (1,198)
   Derivative liability                                                            -
       net of tax of $(339)                     -               (639)           (639)             (639)
  Foreign currency translation                  -              3,756           3,756             3,756
                                                                                        --------------
    Total comprehensive income                  -                  -               -    $       32,066
                                                                                        ==============
Issuance of common stock                                           -           2,475
Stock options exercised                                            -             175
Foreman Additional Liability              (18,029)                 -             (52)
Treasury Stock Repurchase                  (1,125)                 -          (1,125)
                                      -----------     --------------   -------------
BALANCE, JUNE 29, 2002                $   (67,019)    $          745   $     245,036
  Net income                                    -                  -           7,971    $        7,971
  Other comprehensive income:                                                      -
  Minimum pension liability                                                        -
      net of tax of $(4,546)                    -            (10,351)        (10,351)          (10,351)
   Derivative liability                                                            -
       net of tax of $(4)                       -                (10)            (10)              (10)
  Foreign currency translation                  -              8,634           8,634             8,634
                                                                                        --------------
    Total comprehensive income                  -                  -               -    $        6,244
                                                                                        ==============
Issuance of common stock                        -                  -           1,650
Stock options exercised                         -                  -              72
Stock warrants issued                           -                  -             136
Foreman Additional Liability                    -                  -             766
                                      -----------     --------------   -------------
BALANCE, JUNE 28, 2003                $   (67,019)    $         (982)  $     253,904
  Net loss                                      -                  -         (95,172)   $      (95,172)
  Other comprehensive income:
  Minimum pension liability
      net of tax of $692                        -              1,900           1,900             1,900
   Derivative liability
       net of tax of $(2,268)                   -             (5,381)         (5,381)           (5,381)
  Foreign currency translation                  -             17,131          17,131            17,131
                                                                                        --------------
    Total comprehensive income                  -                  -               -    $      (81,522)
                                                                                        ==============
Stock options exercised                         -                  -             223
Issuance of common stock                    1,226                  -           1,389
Foreman additional liability                    -                  -            (418)
                                      -----------     --------------   -------------
BALANCE, JULY 3, 2004                 $   (65,793)    $       12,668   $     173,576
                                      ===========     ==============   =============

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 3, 2004, JUNE 28, 2003, AND JUNE 29, 2002
(IN THOUSANDS)

                                                                               2004           2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                         $   (95,172)   $     7,971    $    30,147
  Adjustments to reconcile net income
    to net cash from operating activities:
    Imputed interest on note payable and other non-cash items                    (2,254)          (148)         6,045
    Deferred income tax (benefit) provision                                     (31,284)         5,846         (3,779)
    Inventory valuation adjustment                                               20,532          1,200           (655)
    Fair value adjustment for derivatives                                             -         (2,516)         2,372
    Foreign currency gains and losses                                               678           (675)           450
    Bad debt provision                                                            3,352          5,584          3,454
    Loss on early extinguishment of debt                                          5,049              -              -
    Legal settlements                                                                 -              -          2,580
    Depreciation and amortization                                                22,934         17,830         30,649
    Impairment loss on goodwill and intangible assets                            40,855            800              -
    Gain on sale of investment                                                        -              -           (200)
    Loss on disposal of property and equipment                                    5,304            650              -
    Equity in net income of investees, net of tax                                     -           (983)          (761)
    Minority interest, net of tax                                                 7,746            260              -
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                          23,977         33,555        (32,281)
    Inventories                                                                 (45,411)        58,715        (46,962)
    Prepaid expenses and other current assets                                    (4,385)           994         (2,942)
    Accounts payable                                                             54,848         25,074        (11,782)
    Income taxes payable                                                         17,669         (6,096)        12,870
    Accrued expenses                                                             (1,024)       (17,501)        16,123
                                                                            -----------    -----------    -----------

           Net cash from operating activities                                    23,414        130,560          5,328

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (33,108)       (23,009)       (16,252)
   Decrease (increase) in other non-current assets                                  180            167           (974)
   Proceeds from sale of property and equipment                                   1,041              -              -
   Proceeds from sale of investment                                                   -              -            501
   Additional payment for tradenames                                            (21,875)       (23,873)       (38,746)
   Acquisition of majority interest/businesses, net of cash acquired                  -         (1,637)        (7,314)
                                                                            -----------    -----------    -----------
           Net cash from investing activities                                   (53,762)       (48,352)       (62,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) from revolving line of credit and other debt        61,047        (18,881)        72,231
   Repayment of terminated credit agreement                                    (105,928)             -              -
   Proceeds from amended and restated credit agreement                          105,928              -              -
   Repayment of long-term debt                                                     (869)       (47,445)       (18,807)
   Costs associated with refinancing                                             (4,338)        (2,807)        (1,115)
   Increase in compensating balances on deposit                                 (16,600)       (12,900)        (4,500)
   Common stock issued                                                              223             74            175
   Proceeds from termination of swap transaction                                      -          8,058          8,146
   Purchase of treasury stock                                                         -              -         (1,125)
                                                                            -----------    -----------    -----------

           Net cash from financing activities                                    39,463        (73,901)        55,005
                                                                            -----------    -----------    -----------

  The effect of exchange rate changes on cash                                     2,030            840         (1,090)
                                                                            -----------    -----------    -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                       11,145          9,147         (3,542)

CASH, BEGINNING OF YEAR                                                          35,702         26,555         30,097
                                                                            -----------    -----------    -----------

CASH, END OF YEAR                                                           $    46,847    $    35,702    $    26,555
                                                                            ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                $    38,450    $    38,381    $    37,407
    Income taxes, net of refunds                                                 (5,731)         2,964          6,640

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 3, 2004, JUNE 28, 2003, AND JUNE 29, 2002

(IN THOUSANDS EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In the quarter ended July 3, 2004, the Company entered into an amended and restated senior secured revolving credit facility ("amended agreement"). Concurrently with the repayment of the terminated credit agreement, the Company recorded $5,925 in financing fees, funded by proceeds from the amended agreement.

In the quarter ended March 27, 2004, the Company issued 146,902 shares of common stock purchase out of treasury in lieu of cash for the final payment to one of the venture participants under the Foreman obligation.

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

See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 3, 2004, JUNE 28, 2003, AND JUNE 29, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small home appliances and electronics for the home, home decor and personal care products. Our product mix includes a broad range of kitchen and home appliances, electronics, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

      FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The effect of the extra week in 2004 had an insignificant impact on results.

             FISCAL YEAR            YEAR ENDED             WEEKS
             -----------          -------------            -----
                2004              July 3, 2004              53
                2003             June 28, 2003              52
                2002             June 29, 2002              52

      CURRENCY- Salton's reporting currency is the U.S. Dollar. Salton's foreign subsidiaries functional currencies are their local currencies.

      RECLASSIFICATIONS - Certain reclassifications have been made to prior year financial statements and the notes to conform with current year presentation.

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

      COMPENSATING BALANCES ON DEPOSIT- The Company utilizes a facility with a bank to provide short-term documentary credits to conduct business with its suppliers in certain countries. These arrangements require that funds be held on deposit as security for this facility.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004 and June 28, 2003, the Company believes there is no concentration of credit risk.

      The Company's exposure to credit loss on its foreign currency forward contracts in the event of non-performance by the counterparties is believed to be remote due to the Company's requirement that the counterparties consist only of major financial institutions that have a long-term credit rating of single-A or better from both Moody's and Standard& Poor's. Additionally, its foreign currency forward contracts generally have a term of one year or less.

      INVENTORIES - The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 53.7% and 67.6% of the Company's inventories as of 2004 and 2003, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 4 "Inventories."

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

                                                                                           USEFUL LIFE
                                                                                           (IN YEARS)
                                                                                           -----------
       ASSET CATEGORY
       Buildings                                                                            10 to 50
       Molds and tooling                                                                     3 to 5
       Equipment and office furniture                                                        3 to 10

      PATENTS, TRADEMARKS AND OTHER IDENTIFIABLE INTANGIBLE ASSETS - The identifiable intangible assets of the Company are primarily trademarks acquired in transactions and business combinations. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" at the beginning of 2003. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows. Prior to the start of 2002, the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 17, which required that all identifiable intangibles be amortized by systematic charges to income over the period of expected benefit.

      The Company tests identifiable intangible assets with an indefinite life for impairment, at a minimum on an annual basis, relying on a number of factors including operating results, business plans and projected future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. Currently, the Company does not have material definite-lived intangible assets that are amortized.

      GOODWILL - Under the provisions of SFAS No. 142, goodwill is no longer amortized. Prior to the start of 2002, the Company followed the provisions of APB Opinion No. 17, which required that goodwill be amortized by systematic charges to income over the period of expected benefit. That period ranged from 10 to 40 years. Goodwill is tested for impairment on an annual basis, or earlier when facts and circumstances indicate that there may be a potential impairment. The test for impairment is based upon a number of factors including operating results, business plans and projected future cash flows.

      LONG-LIVED ASSETS - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

      REVENUE RECOGNITION - The Company recognizes revenue at FOB shipping point which corresponds to when title and risks and rewards of ownership transfer to its customers. Fees charged for shipping and handling are included in net sales and the associated costs are include in distribution expenses. Provision is made for estimated cost of returns, warranties and product liability claims.

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

      STOCK BASED COMPENSATION - The Company has various stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123."

       (IN THOUSANDS, EXCEPT PER SHARE DATA)                          2004           2003             2002
                                                                    ---------      ---------        ----------
       Net (loss) income - as reported                              $(95,172)      $  7,971         $  30,147
       Less: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of related taxes                                         (1,517)        (1,994)           (2,728)
                                                                    --------       --------         ---------
       Net income - pro forma                                       $(96,689)      $  5,977         $  27,419
                                                                    ========       ========         =========
       Net income per common share: Basic
         As reported                                                $  (8.45)      $   0.71         $    2.74
         Pro forma                                                     (8.59)          0.54              2.49
       Net income per common share: Diluted
       As reported                                                     (8.45)          0.53              2.00
       Pro forma                                                       (8.59)          0.40              1.82

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes. As of July 3, 2004, the fair value of the senior subordinated notes was $225.3 million versus a carrying value of $283.6 million. As of June 28, 2003, the fair value of the senior subordinated notes was $274.9 million versus a carrying value of $285.9 million. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value.

      NEW ACCOUNTING PRONOUNCEMENTS

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of SFAS 149 did not have any impact on the Company's Consolidated Financial Statements.

      In December 2003, the FASB issued a revision to SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" (SFAS No.
      132R). SFAS No. 132R changes employers' disclosures about pension plans and other postretirement benefits and requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost. The Statement is effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132R as of March 27, 2004, resulting in additional disclosures in the Company's Consolidated Financial Statements (See Note 9 "Employee Benefit Plans").

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended July 3, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

2.    GOODWILL AND INTANGIBLE ASSETS

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

      The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that the projected operating results of the Company would validate the amount of goodwill and other intangible assets on the financial statements. As the Company discussed in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. The valuation did not incorporate the future U.S. restructuring plan that management started in the fourth quarter of fiscal 2004.

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

      In conjunction with the U.S. restructuring plan and extensive individual product line reviews, the Company completed its annual test for impairment of indefinite lived intangible assets as of the end of the fourth quarter. As a result, the Company determined that an additional charge of $6.5 million was necessary against trademarks impacted by the U.S. restructuring plan.

      In accordance with SFAS No. 142, the effect of the standard is to be reflected prospectively. Supplemental comparative disclosures as if the standard had been adopted retroactively is as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  JULY 3, 2004      JUNE 28, 2003   JUNE 29, 2002
                                                          ------------      -------------   -------------
Net income:
Reported net (loss) income                                 $  (95,172)       $    7,971       $   30,147
Goodwill amortization, net of tax                                   -                 -            2,155
Indefinite-life intangibles amortization, net of tax                -                 -            8,213
                                                           ----------        ----------       ----------

Adjusted net income                                        $  (95,172)       $    7,971       $   40,515
                                                           ==========        ==========       ==========

Basic (loss) income per share:
Reported (loss) income per basic share                     $    (8.45)       $     0.71       $     2.74
Add:  Goodwill amortization,
         net of tax, per basic share                                -                 -             0.20
         Indefinite-life intangibles amortization,
         net of tax, per basic share                                -                 -             0.75
                                                           ----------        ----------       ----------

Adjusted basic (loss) income per share                     $    (8.45)       $     0.71       $     3.69
                                                           ==========        ==========       ==========
Diluted income per share:
Reported (loss) income per diluted share                   $    (8.45)       $     0.53       $     2.00
Add:  Goodwill amortization,
         net of tax, per basic share                                -                 -             0.14
         Indefinite-life intangibles amortization,
         net of tax, per basic share                             0.00              0.00             0.55
                                                           ----------        ----------       ----------
Adjusted diluted (loss) income per share                   $    (8.45)       $     0.53       $     2.69
                                                           ==========        ==========       ==========

The following tables summarize the goodwill and intangible asset activity and balances:

                                                                          Impairment        Currency
(IN THOUSANDS)                         6/28/2003           Additions       Charges         Fluctuations      7/3/2004
                                      -----------         ----------     ------------      ------------     ----------
Goodwill                              $    26,953                        $   (28,274)       $    1,321      $        -
Tradenames                                191,963                500         (12,581)            4,539         184,421
                                      -----------         ----------     -----------        ----------      ----------
Total                                 $   218,916         $      500     $   (40,855)       $    5,860      $  184,421
                                      ===========         ==========     ===========        ==========      ==========

                                                                           Impairment        Currency
(IN THOUSANDS)                            6/29/2002        Additions         Charges       Fluctuations         6/28/2003
                                       --------------    -------------   --------------   ---------------     -------------
Goodwill                               $       24,394    $       2,184   $           -    $           375     $      26,953
Tradenames                                    188,120            1,985            (800)             2,658           191,963
                                       --------------    -------------   -------------    ---------------     -------------
Total                                  $      212,514    $       4,169   $        (800)   $         3,033     $     218,916
                                       ==============    =============   =============    ===============     =============

3.    ACQUISITIONS AND ALLIANCES

      AMAP ACQUISITION

      On May 16, 2003 the Company increased its 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP) to a 52.6% interest. AMAP is a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa. AMAP is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. This acquisition offers Salton the alliance to enter developing markets on the African continent and introduce them to our brands and product lines. The Chief Executive Officer and the President and Chief Operating Officer of Salton, Inc. are members of the board of directors for AMAP.

      AMAP's results since May 16, 2003 have been consolidated with Salton for financial statement presentation. Prior to this increase, the investment was accounted for under the equity method of accounting, and is included in the consolidated financial statements in other assets.

      The purchase price of the most recent acquisition was $7.5 million and the cost of the previous 30.8% was $8.2 million. Salton now holds 111,544,628 shares of AMAP stock as of July 3, 2004. The purchase price was based on the market price at the time of the purchase and no premiums were paid. As a result of the business combination, Salton recorded $2.0 million of goodwill.

      This step acquisition qualified as a business combination, and therefore the accounts of AMAP have been included in the consolidated financial statements since May 16, 2003. Prior to that date, the Company's investment in AMAP was accounted for on the equity method and was included in other assets.

      The following pro forma information presents the results of operations of the Company as if the increased ownership of AMAP had taken place at the beginning of fiscal 2003.

      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       JUNE 28, 2003
                                                     -------------
      Revenues                                        $ 1,004,329
      Net income                                      $     8,627
      Earnings per share:
          Basic                                       $      0.77
          Diluted                                     $      0.57

      The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the increase in ownership of AMAP actually occurred at the beginning of fiscal 2003.

      ACQUISITION OF THE GEORGE FOREMAN NAME

      In the quarter ended December 25, 1999, Salton acquired effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.8 million was payable in five annual cash installments, and the remaining $23.7 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. Salton issued a five-year $113.8 million non-interest bearing subordinated promissory note associated with the annual cash installments. The initial cash installment of $22.8 million was paid during the first half of fiscal year 2000 and the remaining principal of the note of $91.0 was recorded at its present value. Imputed interest expense of $0.0, $1.6 and $3.4 million was recorded in connection with this note in fiscal years 2004, 2003 and 2002, respectively. As of July 3, 2004, all amounts due under the note had been paid.

      In September 2000, Salton prepaid the third installment of $20 million due July 2001 to George Foreman and paid the second installment of $2.75 million to the other participants by issuing 621,161 shares of common stock (546,075 to Foreman and 75,086 to other participants) at $36.625 per share, which was the market value of the common stock on the date of issuance. In connection with this stock payment, Salton agreed to pay cash or issue additional shares, at Salton's election, if the price of the stock should decline in the next year ("guarantee obligation") based on the average share price in the 90-day period preceding the first anniversary of the payment. The guarantee obligation recorded at June 30, 2001 was approximately $19.37 million.

      In July 2001, Salton took back 456,175 of the 546,075 shares of common stock originally issued to George Foreman in September 2000 and paid him $18.0 million. This payment, which represented the original cash installment amount of $20 million less proceeds that Foreman received from the sale on the open market of 89,900 of the 546,075 shares previously issued, terminated the guarantee obligation with respect to the shares issued to him and satisfied the third annual installment due under the note payable.

      The guarantee obligation as of June 29, 2002 related to the shares issued to the other participants in September 2000 was $1.4 million. During fiscal 2003, $0.6 million of the guarantee obligation was paid out in cash and the remaining guarantee obligation of $0.8 million was extinguished as the requirements for payment, per the terms of the guarantee obligation, were not met by the other participant.

      As of July 1, 2003, Salton settled the final installment to one of the other participants by issuing 146,902 shares of common stock at $9.36 per share, which was the market value of the common stock on the date of issuance. In connection with this stock payment, Salton agrees to pay cash or issue additional shares, at the Company's election, if the price of the stock should decline within a two year period ("new guarantee obligation") based on the average share price during the 90-day period preceding the second anniversary of the agreement. The new guarantee obligation was $0.4 million as of July 3, 2004, recorded in other long-term liabilities.

4.    INVENTORIES

      A summary of inventories is as follows:

      (IN THOUSANDS)          JULY 3, 2004    JUNE 28, 2003
      Raw materials             $  9,644        $ 11,943
      Work-in-process                 70              81
      Finished goods             243,913         205,293
                                --------        --------
      Total                     $253,627        $217,317
                                ========        ========

      At July 3, 2004 and June 28, 2003, domestic inventories determined by the last in, first out (LIFO) inventory method amounted to $136.3 million and $147.0 million, respectively. If the first-in, first-out (FIFO) inventory method, which approximates replacement cost had been used to determine cost for 100.0% of the Company's inventories, they would have been $0.6 million higher at July 3, 2004. FIFO would have approximated the LIFO, or carrying value at June 28, 2003.

5.    REVOLVING LINE OF CREDIT, LETTERS OF CREDIT AND LONG-TERM DEBT

      On June 15, 2004, the Company entered into an amended and restated $275.0 million senior secured revolving credit facility, which initially provides for the ability to borrow up to $207.0 million (including $10.0 million for letters of credit). Advances under the senior secured revolving credit facility are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of June 15, 2007. As of July 3, 2004, the Company had borrowings of $132.7 million outstanding under this facility and $26.5 million available for future borrowings. Of the amount outstanding, $100 million is under a term loan arrangement due in 2007; and the remaining $32.7 million is under a revolving credit facility. Typically, given the seasonal nature of Salton's business, borrowings and availability tend to be highest in the second fiscal quarter. The Credit Agreement is secured by all of the tangible and intangible assets of domestic entities and 65.0% of the capital stock of certain foreign subsidiaries. At July 3, 2004, the rate plus applicable margin on the Credit Agreement was 7.25% for Base (Prime) rate loans. The Company has the option to convert any base rate loan to a LIBOR rate loan, which includes an applicable margin of 5%. LIBOR rate loans are to be no lower than a rate of 7.0%.

      The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. In addition, under our senior secured revolving credit facility, we are required to comply with a minimum EBITDA, consolidated fixed charge coverage ratio and foreign leverage ratio. At July 3, 2004, the Company was in compliance with the covenants described above. As July 3, 2004 the revolving credit facility of $32.7 million was classified as current because the agreement includes a subjective acceleration clause and the Company is required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders.

      Information regarding borrowings under the Credit Agreement and the previous revolving credit agreement is as follows:

      (IN THOUSANDS)                                         JULY 3, 2004         JUNE 28, 2003
      Balance at end of fiscal period                         $ 132,653             $ 76,119
      Interest rate at end of fiscal period                        7.25%                3.50%
      Maximum amount outstanding at any month-end               150,119              145,000
      Average month-end amount outstanding                      116,687               99,788
      Weighted average interest rate during fiscal period          4.88%                4.99%
      Outstanding letters of credit at end of fiscal period           -                4,884
      Unused letters of credit at end of the fiscal period       10,000                5,116

      SENIOR SUBORDINATED NOTES - On December 16, 1998, the Company issued $125.0 million of 10-3/4% Senior Subordinated Notes (the 2005
      Subordinated Notes) due December 15, 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 3, 2004, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

      On April 23, 2001, the Company issued $150.0 million of 12-1/4% Senior Subordinated notes (the 2008 Subordinated Notes) due April 15, 2008. Proceeds of the 2008 Subordinated Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (see Note 3 Acquisitions and Alliances). The 2008 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 3, 2004, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

      LOAN NOTES -Approximately $17.7 million of the purchase price of Salton Europe was paid by issuing loan notes (the Loan Notes) in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company and recorded as an escrow asset as of July 3, 2004 and June 28, 2003. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The remaining Loan Notes have been recorded at their net present value, or $4.5 million as of July 3, 2004 and $4.6 million as of June 28, 2003. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002. On July 1, 2002, $13.3 million of the Loan Notes were redeemed by shareholders. It is assumed that the balance will be redeemed on their fourth anniversary, June 30, 2005.

      Long-term debt matures as follows:

      (IN THOUSANDS)
        FISCAL
         YEAR            SUBORDINATED    LOAN     CREDIT    CAPITAL
        ENDED                NOTES       NOTES   AGREEMENT  LEASES    OTHER      TOTAL
      2005                 $       -    $ 4,498  $  32,653  $   536  $ 10,980  $  48,667
      2006                   125,000          -          -      761         -    125,761
      2007                         -          -    100,000        -         -    100,000
      2008                   150,000          -          -        -         -    150,000
      2009
      Thereafter                   -          -          -        -         -          -
                           ---------    -------  ---------  -------  --------  ---------
                           $ 275,000    $ 4,498  $ 132,653  $ 1,297  $ 10,980  $ 424,428
                           =========    =======  =========  =======  ========  =========

      The recorded balance of the 2008 Subordinated Notes includes the following components:

      (IN THOUSANDS)                             JULY 3, 2004      JUNE 28, 2003
      Principal balance                           $ 150,000          $ 150,000

      Fair value adjustment for terminated swap       9,581             12,081
      Unamortized discount                             (939)            (1,185)
                                                  ---------          ---------
      Recorded balance                            $ 158,642          $ 160,896
                                                  =========          =========

      In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 100% of insurance and condemnation proceeds (over $1.0 million with regard to proceeds relating to fixed assets). All such amounts are applied to the reduction of loans under the Credit Agreement.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain pound and the South Africa rand to the American dollar.

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

      INTEREST RATE MANAGEMENT - At June 30, 2001, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in June 2002 resulting in a gain of $8.1 million. At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million, including a gain of $4.4 million. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the second quarter of fiscal 2003, resulting in the receipt of $2.0 million, including a gain of $1.8 million. The gains from early termination of the swap contracts were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have any interest rate swap agreements in effect as of July 3, 2004.

      FOREIGN CURRENCY MANAGEMENT - All foreign exchange contracts have been recorded on the balance sheet at fair value of $8.7 million classified within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was $7.6 million. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2005. At July 3, 2004, the Company had foreign exchange contracts for the purchase of 135.7 million U.S. dollars.

7.    SHAREHOLDERS' EQUITY

      On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum to 12-1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

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

      The Company may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of the Company common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company's option in cash or shares of Salton common stock.

      On June 28, 2004, the Board of Directors of Salton adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights
      Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to our stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from us one one-thousandth of a share of a new series Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 20 percent or more of our outstanding Common Stock.

      On April 3, 2003, Salton issued warrants to purchase 50,000 shares of Common Stock to a third party as partial consideration for serving as the Company's public relations firm. The exercise price of $10.50 was equal to the fair market value of the Common Stock on April 3, 2003. The warrant can be exercised in full at any time prior to the expiration date of April 3, 2005. The fair value of the common stock purchase warrant was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used:

      Dividend yield                 0.0%
      Expected volatility             65%
      Risk-free interest rate       1.24%
      Expected life of warrant    1 year

      Accumulated other comprehensive income is comprised of the following:

      (IN THOUSANDS)                             JULY 3, 2004    JUNE 28, 2003
                                                 ------------    -------------
      Minimum pension liability                  $    (10,172)   $     (12,072)
      Derivative liability                             (6,030)            (649)
      Foreign currency translation                     28,870           11,739
                                                 ------------    -------------
        Accumulated other comprehensive income   $     12,668    $        (982)
                                                 ============    =============

      8.    EARNINGS PER SHARE

                                                          YEAR ENDED        YEAR ENDED       YEAR ENDED
      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)          JULY 3, 2004      JUNE 28, 2003    JUNE 29, 2002
      Net (loss) income(1)                                $  (95,172)       $    7,971       $   30,147
      Average common shares outstanding                       11,258            11,152           11,005
      Earnings per share-basic                            $    (8.45)       $     0.71       $     2.74
      Dilutive stock equivalents                                  --             3,962            4,037
      Average common and common equivalent
      shares outstanding                                      11,258            15,114           15,042
      Earnings per share-diluted                          $    (8.45)       $     0.53       $     2.00


      (1) Net income is the same for purposes of calculating basic and diluted EPS.


                                                For the year ended 2004 (1)       For the year ended 2003
                                               -----------------------------   ----------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)      Loss      Shares     EPS       Income    Shares     EPS
                                               --------   --------  --------   --------  --------  --------
      Basic EPS                                $(95,172)    11,258  $  (8.45)  $  7,971    11,152  $   0.71
      Preferred Stock                                                                       3,529
      Stock Options                                                                           433
                                               --------   --------  --------   --------  --------  --------
      Diluted EPS                              $(95,172)    11,258  $  (8.45)  $  7,971    15,114  $   0.53


                                                  For the year ended 2002
                                               ----------------------------
      (IN THOUSANDS, EXCEPT PER SHARE DATA)     Income    Shares     EPS
                                               --------  --------  --------
      Basic EPS                                $ 30,147    11,005  $   2.74
      Preferred Stock                                       3,529
      Stock Options                                           508
                                               --------  --------  --------
      Diluted EPS                              $ 30,147    15,042  $   2.00


      (1) Due to the losses included in 2004, the denominator does not include the effects of convertible preferred stock or stock options as the effect would have been anti-dilutive. Had the Company recognized net income in 2004, incremental shares attributable to the assumed conversion of preferred stock and exercise of outstanding options would have increased diluted shares outstanding by 3,931,070 shares.

      Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at June 28, 2003 and June 29, 2002 but were not included in the computation of diluted EPS because the options are contingent upon the Company's share price reaching specified targets for a specified period of time. These stock options were cancelled in June 2004 at management's request.

      Options and warrants to purchase 1,288,010 shares of common stock at a price range of $10.44 to $37.00 per share, and 643,572 shares of common stock at a price range of $17.50 to $37.00 per share were outstanding at June 28, 2003 and June 29, 2002, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) defined contribution plan that covers eligible domestic employees. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. The Company's total matching contributions were approximately $0.5 million, $0.5 million, and $0.5 million, in fiscal 2004, 2003 and 2002, respectively.

      The Company has two defined benefit plans that cover substantially all of the domestic employees of Toastmaster as of the date the plans were curtailed. Pension benefits are based on length of service, compensation, and, in certain plans, Social Security or other benefits. The Company uses March 31 as the measurement date for the Toastmaster plans for determining pension plan assets and obligations. Effective October 30, 1999, the Company's Board of Directors approved the freezing of benefits under the two Toastmaster defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the Toastmaster plans.

      Salton Europe operates a funded defined benefit pension plan and a defined contribution plan. The assets of the defined benefit plan are held in separate trustee administered funds. The plan is subject to valuation by independent, professionally qualified actuaries. The measurement date of the Salton Europe plan is June 30. The defined benefit plan was closed to new entrants in November 2000. New employees starting after this date can now participate in a defined contribution plan, which is open to all employees. The Company matches employee contributions up to and including 5.0% of gross salary. The total matching contributions were approximately $0.1 million, $0.1 million, and $0.1 million, in fiscal 2004, 2003 and 2002, respectively.

      AMAP has defined contribution plans covering substantially all employees. Total matching contributions were approximately $ 0.4 million in fiscal 2004.

                                                           Domestic                Salton Europe                Total
                                                    ----------------------    ----------------------    ----------------------
(IN THOUSANDS)                                       7/3/04       6/28/03      7/3/04       6/28/03      7/3/04       6/28/03
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Change in benefit obligation:
   Benefit obligation at beginning of year          $  12,151    $  10,544    $  32,016    $  26,685    $  44,167    $  37,229
   Service cost                                           168          168          293          777          461          945
   Interest cost                                          715          750        1,864        1,603        2,579        2,353
   Actuarial (gain)/loss                                  (70)       1,489          826        1,635          756        3,124
   Plan participant contributions                           -            -          540            -          540            -
   Foreign exchange impact                                  -            -        3,636        2,305        3,636        2,305
   Benefits paid and expenses                            (912)        (800)        (885)        (988)      (1,797)      (1,788)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Benefit obligation at end of year               $  12,052    $  12,151    $  38,290    $  32,017    $  50,342    $  44,168
                                                    =========    =========    =========    =========    =========    =========

Change in plan assets:
   Fair value of plan assets at beginning of year   $   7,623    $   9,433    $  18,692    $  19,021    $  26,315    $  28,454
   Actual return on plan assets                         1,954       (1,037)       2,021       (1,338)       3,975       (2,375)
   Employer contribution                                  328           27          346          452          674          479
   Plan participant contributions                           -            -          540           62          540           62
   Benefits paid from plan assets                        (912)        (800)        (885)        (988)      (1,797)      (1,788)
   Foreign exchange impact                                  -            -        2,145        1,484        2,145        1,484
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Fair value of plan assets at end of year        $   8,993    $   7,623    $  22,859    $  18,693    $  31,852    $  26,316
                                                    =========    =========    =========    =========    =========    =========

   Funded status                                    $  (3,059)   $  (4,528)   $ (15,431)   $ (13,324)   $ (18,490)   $ (17,852)
   Unrecognized net actuarial loss                      4,184        5,939       13,369       12,534       17,553       18,473
                                                    ---------    ---------    ---------    ---------    ---------    ---------
     Net amount recognized                          $   1,125    $   1,411    $  (2,062)   $    (790)   $    (937)   $     621
                                                    =========    =========    =========    =========    =========    =========

   Accrued benefit cost                             $  (3,059)   $  (4,528)   $ (12,938)   $ (11,713)   $ (15,997)   $ (16,241)
   Accumulated other comprehensive income               4,184        5,939       10,876       10,923       15,060       16,862
                                                    ---------    ---------    ---------    ---------    ---------    ---------
        Net amount recognized                       $   1,125    $   1,411    $  (2,062)   $    (790)   $    (937)   $     621
                                                    =========    =========    =========    =========    =========    =========

                                                          Domestic                Salton Europe                  Total
                                                 ------------------------  --------------------------  -------------------------
                                                 7/3/04  6/28/03  6/29/02  7/3/04   6/28/03  06/29/02  7/3/04   6/28/03  6/29/02
                                                 ------  -------  -------  -------  -------  --------  -------  -------  -------
Components of net periodic pension cost:
 Service cost-benefits earned during the year    $  168  $   168  $   168  $   293  $   777  $    840  $   461  $   945  $ 1,008
  Interest cost on projected benefit obligation     715      750      747    1,864    1,603     1,591    2,579    2,353    2,338
  Actuarial return on plan assets                  (663)    (816)    (887)  (1,385)  (1,442)   (1,906)  (2,048)  (2,258)  (2,793)
  Settlement gain                                     -        -        -        -        -      (163)       -        -     (163)
  Net amortization and deferral                     394      155       54      706      300         -    1,100      455       54
                                                 ------  -------  -------  -------  -------  --------  -------  -------  -------
                                                 $  614  $   257  $    82  $ 1,478  $ 1,238  $    362  $ 2,092  $ 1,495  $   444
                                                 ======  =======  =======  =======  =======  ========  =======  =======  =======

                                                        Domestic              Salton Europe
                                                  ---------------------  ----------------------
                                                  7/3/2004    6/28/2003   7/3/2004    6/28/2003
                                                  --------    ---------   --------    ---------
Weighted average assumptions used to
    determine net benefit obligation:
              Discount rate                            6.00%       6.00%       5.70%       5.70%
              Rate of increase in compensation          N/A         N/A        4.50%       4.50%

                                                              Domestic                         Salton Europe
                                                  ---------------------------------  ---------------------------------
                                                  7/3/2004   6/28/2003   6/29/2002   7/3/2004    6/28/2003   6/29/2002
                                                  --------   ---------   ---------   --------    ---------   ---------
Weighted average assumptions used to determine
   net periodic benefit cost:
              Discount rate                          6.00%       6.00%      7.25%      5.70%        5.50%       5.80%
              Rate of increase in compensation        N/A         N/A        N/A       4.50%        4.10%       4.20%
              Expected return on plan assets         9.00%       9.00%      9.00%      7.40%        7.00%       8.10%

                                                              Domestic              Salton Europe
                                                       ----------------------  ----------------------
                                                        7/3/2004   6/28/2003    7/3/2004   6/28/2003
                                                       ----------  ----------  ----------  ----------
      Information for pension plans with an
        accumulated benefit obligation in excess of
         plan assets:
           Projected benefit obligation                $   12,052  $   12,151  $   38,290  $   32,017
           Accumulated benefit obligation                  12,052      12,151      35,797      30,405
           Fair value of plan assets                        8,993       7,623      22,859      18,693

                                                              Domestic              Salton Europe
                                                       ----------------------  ----------------------
                                                         3/31/04     3/31/03     7/3/04      6/28/03
                                                       ----------  ----------  ----------  ----------
      Allocation of Plan Assets:
         Equity securities                                 62%         59%         81%         76%
         Debt securities                                   37%         39%         12%         17%
          Other                                             1%          2%          7%          7%
          Total                                           100%        100%        100%        100%

      The Company uses March 31 as the measurement date for the Domestic plans for determining pension plan assets and obligations. Domestic plan assets will be held in an investment portfolio with an active, strategic asset allocation strategy. This portfolio will be invested exclusively in mutual funds and will be highly liquid. Investments shall be diversified with the intent to minimize the risk of large losses to the Fund. Consequently, the total portfolio will be constructed and maintained to provide prudent diversification with regard to the concentration of holdings in individual issues, corporations, or industries. Over the long-term, the investment objectives for this portfolio shall be to achieve an average total annual rate of return of 9.0% for the aggregate investments.

      The investment strategy for the Europe plan is determined by the Trustees of the Pifco (Salton Europe) Group Pension and Life Assurance Plan ("the Plan") in consulting with the Company. The aim of the Trustees of the Plan is to ensure that while the Plan continues to operate on an ongoing basis there are enough assets in the Plan to pay the benefits as they fall due with a stable contribution rate. The overall expected rate of return of 7.4% pa (7.0% pa) is based on the weighted average of the expected returns on each asset class. The Trustees aim to reduce equity investment and increase debt security investment when they feel the time is right. The target allocation at any point in time is therefore equal to the actual allocation.

                                                              Domestic              Salton Europe
                                                       ----------------------  ----------------------
                                                        7/3/2004   6/28/2003    7/3/2004   6/28/2003
                                                       ----------  ----------  ----------  ----------
      Additional Information:
         Increase (decrease) in minimum liability
           included in other comprehensive income,     $   (1,755) $    3,185  $     (837) $   11,713

      Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for all plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at July 3, 2004 and June 28, 2003, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

                                                Domestic   Salton Europe    Total
                                                --------   -------------   --------
      Contributions:
       Expected contributions in fiscal 2005    $    718      $   342      $  1,060

       Expected Future Benefit Payments:
         Fiscal 2005                            $    746      $   955      $  1,701
         Fiscal 2006                                 746          985         1,731
         Fiscal 2007                                 752        1,014         1,766
         Fiscal 2008                                 770        1,045         1,815
         Fiscal 2009                                 791        1,076         1,867
         Fiscal 2010-2014                          4,160        5,882        10,042

10.   STOCK-BASED COMPENSATION

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                   2004        2003        2002
                                ----------  ----------  ----------
      Dividend yield                  0.00%       0.00%       0.00%
      Expected volatility            63.86%      65.78%      65.36%
      Risk-free interest rate         3.96%       3.53%       4.39%
      Expected life of options  8.00 years  8.00 years  8.00 years

      A summary of the Company's fixed stock options for the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002, is as follows:

                                                 2004                2003                2002
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE            AVERAGE              AVERAGE
                                          SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                           (000)     PRICE     (000)    PRICE      (000)     PRICE
                                          ------   --------   ------   --------   ------   --------
      Outstanding at
        beginning of year                 3,155    $  15.00    2,276   $  17.23    2,164   $  17.77
      Granted                                48       10.60      904       9.28      156       9.84
      Exercised                             (36)       6.50       (9)      8.37      (17)     10.29
      Expired or Canceled                  (401)      25.62      (16)     14.14      (27)     21.88
                                          -----               ------              ------
      Outstanding at
        end of year                       2,766    $  13.50    3,155   $  15.00    2,276   $  17.23
                                          =====    ========   ======   ========   ======   ========
      Options exercisable at
        end of year                       2,242    $  13.14    1,991   $  15.67    1,848   $  16.04
      Weighted-average fair value of
        options granted during the year            $   7.30            $   6.46            $   7.22

      The following information summarizes the stock options outstanding at July 3, 2004:

                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 ---------------------               -------------------
                                           WEIGHTED-
                                            AVERAGE      WEIGHTED-             WEIGHTED-
                                           REMAINING      AVERAGE               AVERAGE
                                 SHARES   CONTRACTUAL     EXERCISE   SHARES    EXERCISE
      RANGE OF EXERCISE PRICES   (000)    LIFE (YEARS)     PRICE      (000)      PRICE
                                 ------   ------------   ---------   ------   ----------
      $0.583 - $1.667               223       0.92        $ 1.67        223    $    1.67
      $2.292 - $5.833                30       2.72          5.18         30         5.18
      $6.333 - $10.60             1,362       6.95          8.79        846         8.62
      $ 13.917-$17.50               698       5.69         14.97        698        14.97
      $  18.95-$37.00               453       5.19         31.71        445        31.95
                                  -----       ----        ------      -----    ---------
      $0.583 - $37.00             2,766       5.81        $13.50      2,242    $   14.49
                                  =====       ====        ======      =====    =========

11.   COMMITMENTS AND CONTINGENCIES

      LEASES- The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $10.8 million, $11.5 million and $9.1 million for the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002, respectively. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method of the term of the lease.

      The future minimum rental commitments as of July 3, 2004 were as follows:

FISCAL YEAR ENDED (IN THOUSANDS)

                                               OPERATING
                                                 LEASES   CAPITAL LEASES
                                               ---------  --------------
      2005                                     $  10,715     $   550
      2006                                         9,153         773
      2007                                         8,270           -
      2008                                         6,504           -
      2009                                         5,429           -
      Thereafter                                  18,623           -
                                               ---------     -------
      Total minimum lease payments             $  58,694       1,323
                                               =========
      Less amounts representing interest                         (26)
                                                             -------
      Present value of minimum lease payments                $ 1,297
                                                             =======

      Present value of net minimum capital lease obligations:

      Current portion    $  536
      Long term portion     761
                         ------
      Total obligations  $1,297
                         ======

      Assets recorded under capital leases are included in Property, Plant and Equipment as follows:

      (IN THOUSANDS)            2004    2003
                               ------  ------
      Machinery and equipment  $1,297  $1,469

      OTHER COMMITMENTS - The Company has employment agreements with its four executive officers. The first of these agreements to be reviewed for renewal is in June 2005 with the remaining reviews in June 2006. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate commitment for future salaries at July 3, 2004, excluding bonuses, was approximately $3.9 million. However, this amount does not take into account the voluntary reduction of salaries by David Sabin, Chairman, Leon Dreimann, Chief Executive Officer and William B. Rue, President and Chief Operating Officer, which was effective June 7, 2004 and will continue until such members of management determine that the U.S. restructuring plan has been successfully implemented.

      Salton maintains various licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Total royalties paid under these agreements, were $6.1 million, $4.0 million and $8.2 million in fiscal 2004, 2003 and 2002, respectively.

      WARRANTIES AND OTHER CLAIMS - The Company generally warrants its products against defects for a period of one to three years. Additionally, credits are issued to customers for damages sustained during shipment, claimed shortages, certain returns of undamaged product, and other general allowances. Segregating all allowances granted by discrete category for domestic operations at times require substantial judgment. Accordingly, a single accrual covering all estimated future claims, returns, and account allowances are recorded for domestic operations when products are shipped. Thus, revenue is recognized based upon management's best estimate of future returns and warranty claims considering historical experience. Management also periodically reviews doubtful accounts and makes changes to the allowance accordingly. The following table summarizes the changes in the Company's aggregate accrual for returns, allowances and doubtful accounts:

                                                          CHARGED TO
                                                          NET SALES,
                                               BEGINNING   COSTS AND                 ENDING
      (IN THOUSANDS)                            BALANCE    EXPENSES   DEDUCTIONS    BALANCE
                                              ----------  ----------  ----------   ----------
      Year Ended June 29, 2002:
         Allowance for returns,
            allowances and doubtful accounts  $    9,223  $   56,903  $  (56,780)  $    9,346
      Year Ended June 28, 2003:
         Allowance for returns,
            allowances and doubtful accounts  $    9,346  $   32,303  $  (33,554)  $    8,095
      Year Ended July 3, 2004:
         Allowance for returns,
            allowances and doubtful accounts  $    8,095  $   35,588  $  (27,844)  $   15,839

      The Company's foreign operations maintain a separate warranty reserve. The following table summarizes the changes in these warranty reserves:

                                             CHARGED TO
                                             NET SALES,
                                 BEGINNING   COSTS AND                 ENDING
      (IN THOUSANDS)              BALANCE     EXPENSES   DEDUCTIONS    BALANCE
                                 ----------  ----------  ----------   ----------
      Year Ended June 29, 2002:
             Warranty reserve    $    1,381  $    2,574  $   (1,780)  $    2,175
      Year Ended June 28, 2003:
             Warranty reserve    $    2,175  $    2,224  $   (2,543)  $    1,856
      Year Ended July 3, 2004:
             Warranty reserve    $    2,559  $    8,303  $   (7,277)  $    3,585

12.   LEGAL PROCEEDINGS

      SECURITIES CLASS ACTION LAWSUITS

      In May, 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend the Company. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

      PHILIPS

      In June, 2003, the Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical and Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, Salton filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortuously interfered with the contractual relationship between Philips and E&E.

      Philips response has been to file a series of lawsuits against Salton. On October 23, 2003, Philips filed a counterclaim against Salton in the Northern District of Illinois, Declaratory Judgment case, reiterating the allegations of Philips' June letter and adding a claim for copyright infringement. The counterclaim sought to enjoin the distribution of the One:One in the United States and money damages. On January 5, 2004, the Court dismissed the action for failure to join E&E and suggested that the matter should be litigated in the courts of Hong Kong. Philips has appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A decision on this appeal is not expected for a number of months. In view of the District Court's ruling, the Company sought and obtained the consent of E&E to join in the action previously filed by Philips in Hong Kong in May 2003, against E&E, alone. That Hong Kong suit alleges that E&E misappropriated trade secrets, infringed intellectual property and breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

      On January 6, 2004, Philips filed a new action in the United States District Court for the Northern District of Illinois, against Salton alleging violations of U.S. Copyright Law seeking to enjoin the Company from selling the One:One coffee maker and any monetary damages that the Court deems proper. Contemporaneously, Philips sought a preliminary injunction. On January 30, 2004, the Court dismissed Philips' new action on the grounds that it was barred by the Court's dismissal decision in the prior action. Philips appealed this dismissal and the appeal was consolidated with the appeal of the earlier case in the United States Court of Appeals for the Seventh Circuit.

      On November 24, 2003, Philips and Sara Lee NV also filed a patent infringement suit against Salton asserting that the One:One infringed a U.S. patent. Like the other actions, this case seeks damages and injunctive relief. The case is pending as in the United States District Court for the Northern District of Illinois.

      Philips has also filed an action for copyright infringement in the United Kingdom. This suit seeks unspecified money damages and injunctive relief. This case currently pends in the United Kingdom. E&E has intervened in that litigation, and it is anticipated E&E will seek to have the suit dismissed in favor of the Hong Kong action where the issue is already being litigated.

      The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

      HOMEPLACE OF AMERICA

      Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior filing for bankruptcy. Homeplace's total claimed preferences are approximately $3.5 million. Salton believes that it has meritorious defenses to all of the preference claims. The lawsuit is scheduled for trial in the U.S. Bankruptcy Court for the District of Delaware, during the first week of November 2004. Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no material amounts have been accrued for such claims.

      ENVIRONMENTAL

      The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four of our sites. Although such costs could exceed that amount, Salton believes any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

      OTHER

      The Company is a party to various other actions and proceedings incident to our normal business operations. The Company believes that the outcome of any litigation will not have a material adverse effect on our business, financial condition or results of operations. The Company also has product liability and general liability insurance policies in amounts believed to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that we could incur claims for which we are not insured.

13.   OPERATING SEGMENTS

      Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, tabletop products, time products, lighting products, picture frames and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

      PRODUCT INFORMATION - NET SALES

      (IN THOUSANDS)                                  JULY 3, 2004   JUNE 28, 2003   JUNE 29, 2002
                                                     -------------   -------------   -------------
      Small Appliances and Electronics for the Home  $     948,309   $     778,636   $     807,799
      Home Decor                                            85,164          87,605          85,957
      Personal Care and Wellness Products                   43,262          28,667          28,723
                                                     -------------   -------------   -------------
      Total                                          $   1,076,735   $     894,908   $     922,479
                                                     =============   =============   =============

      GEOGRAPHIC INFORMATION - NET SALES

      (IN THOUSANDS)            JULY 3, 2004   JUNE 28, 2003  JUNE 29, 2002
                                -------------  -------------  -------------
      North America             $     531,509  $     620,109  $     769,307
      South Africa                    231,975         22,098              -
      European Union                  216,796        197,710        123,346
      Other Foreign Countries*         96,455         54,991         29,826
                                -------------  -------------  -------------
      Total                     $   1,076,735  $     894,908  $     922,479
                                =============  =============  =============

      *Other Foreign Countries contains shipments directly imported to customers including customers of North America and European Union.

      GEOGRAPHIC INFORMATION - LONG-LIVED ASSETS

      (IN THOUSANDS)           JULY 3, 2004   JUNE 28, 2003
                               -------------  -------------
      North America            $      38,666  $      43,732
      South Africa                     7,884          6,346
      European Union                  23,577         11,665
      Other Foreign Countries         26,541         22,152
                               -------------  -------------
      Total                    $      96,668  $      83,895
                               =============  =============

      MAJOR CUSTOMERS AND SUPPLIERS - The Company's net sales in the aggregate to its five largest customers during the 2004, 2003 and 2002 were 36.1%, 39.3% and 43.0% of total net sales in these periods, respectively. One customer accounted for 9.1%, 11.9% and 12.0% of total net sales during the years ended 2004, 2003 and 2002, respectively, while another customer accounted for 8.1%, 12.5% and 13.9%, for the same respective years. An additional customer accounted for 10.4% of our net sales in 2004 and accounted for less than 10.0% in 2003 and 2002.

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

      During 2004, 2003 and 2002, one supplier located in China accounted for 23.7%,33.2%, and 32.5% of the Company's product purchases.

14. INCOME TAXES

      Income before income taxes is as follows:

                                    FISCAL YEARS ENDED
                      -----------------------------------------------
      (IN THOUSANDS)  JULY 3, 2004     JUNE 28, 2003    JUNE 29, 2002
                      ------------     -------------    -------------
      Domestic        $   (135,772)    $    (33,254)    $     15,251
      Foreign               28,256           44,170           29,290
                      ------------     ------------     ------------
      Total           $   (107,516)    $     10,916     $     44,541
                      ============     ============     ============

      Federal, state and foreign taxes were approximately as follows:

                                             FISCAL YEARS ENDED
                               -----------------------------------------------
      (IN THOUSANDS)           JULY 3, 2004     JUNE 28, 2003    JUNE 29, 2002
                               ------------     -------------    -------------
      Current:
         Federal               $     (1,757)    $     (8,436)    $     12,678
         State                          195              246            1,503
         Foreign                     15,131            5,029            3,992
                               ------------     ------------     ------------
             Total current           13,569           (3,161)          18,173

      Deferred:
         Federal                    (24,408)           1,895           (3,623)
         State                       (6,455)             338             (156)
         Foreign                     (2,795)           3,613
                               ------------     ------------     ------------
             Total deferred         (33,658)           5,846           (3,779)
      Total                    $    (20,089)    $      2,685     $     14,394
                               ============     ============     ============

      Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

      (IN THOUSANDS)                                   JULY 3, 2004     JUNE 28, 2003
                                                       ------------     -------------
      DEFERRED TAX ASSETS
         Net operating loss carryforwards              $     18,899     $         607
         Inventory reserves and capitalization               12,362             5,555
         Foreign tax credit carryforwards                     6,947                 -
         Other comprehensive income                           7,327             4,128
         Allowance for doubtful accounts                      2,072             1,066
         Other deferred tax assets                            6,258             1,839
         Valuation allowance                                 (6,947)                -
                                                       ------------     -------------
      Total deferred tax assets                              46,918            13,195

      DEFERRED TAX LIABILITIES
         Fixed assets, goodwill and tradenames                7,256             7,136
         Other Deferred Tax Liabilities                       2,331             1,545
                                                       ------------     -------------
      Total deferred tax liabilities                          9,587             8,681
                                                       ------------     -------------

      NET DEFERRED TAX ASSETS                          $     37,331     $       4,514
                                                       ============     =============

      At July 3, 2004, the Company has domestic net operating loss carryforwards of approximately $18.9 million, of which $4.3 million will expire in fiscal 2019, $14 million will expire in fiscal 2024, and the remainder will expire in various periods beginning in fiscal 2009 through fiscal 2020. In addition, the Company has unused foreign tax credits of $6.9 million which expire in fiscal 2009. A valuation allowance has been provided related to these foreign tax credits as it is more likely than not that they may expire unused.

      A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                      FISCAL YEARS ENDED
                                                       -------------------------------------------------
                                                       JULY 3, 2004      JUNE 28, 2003     JUNE 29, 2002
                                                       ------------      -------------     -------------
      Statutory federal income tax rate                    35.0%             35.0%             35.0%
      Effective state tax rate                              3.8               3.8               1.0
      Earnings of foreign subsidiaries                     (4.5)            (21.9)             (5.9)
      Meals and entertainment                              (0.3)              1.8               0.4
      Impairment of non-deductible goodwill                (4.3)
      Deferred tax asset valuation allowance               (6.5)
      Other permanent differences                          (4.5)              6.0               1.8
                                                       --------          --------          --------
      Effective income tax rate                            18.7%             24.7%             32.3%
                                                       ========          ========          ========

      The company has not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $100 million of undistributed earnings of its non-U.S. subsidiaries as of July 3, 2004 as these earnings are intended to be permanently reinvested.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                          FIRST        SECOND         THIRD         FOURTH
                                         QUARTER      QUARTER(1)     QUARTER       QUARTER(2)
                                        ----------    ----------    ----------     ----------
      2004(3)
      Net sales                         $  238,539    $  397,103    $  191,376     $  249,717
      Gross profit                          64,183       123,378        38,592         27,482
      Net (loss) income                        741        12,346       (58,017)       (50,242)
      Earning per share: Basic          $     0.07    $     1.10    $    (5.14)    $    (4.42)
      Earning per share: Diluted              0.05          0.81         (5.14)         (4.42)

      2003(3)
      Net sales                         $  200,052    $  339,252    $  166,364     $  189,240
      Gross profit                          66,341       111,375        37,341         42,550
      Net (loss) income                      3,900        24,970       (12,075)        (8,824)
      Earning per share: Basic          $     0.35    $     2.23    $    (1.08)    $    (0.79)
      Earning per share: Diluted              0.26          1.64         (1.08)         (0.79)

      2002(3)
      Net sales                         $  198,350    $  318,489    $  188,095     $  217,545
      Gross profit                          67,855       113,782        66,793         69,071
      Net (loss) income                      7,365        21,186         3,933         (2,337)
      Earning per share: Basic          $     0.67    $     1.93    $     0.36     $    (0.21)
      Earning per share: Diluted              0.49          1.42          0.26          (0.21)

      (1) The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impact the second quarter.

      (2) Includes the effect of costs related to the U.S. restructuring plan and other items excluded from senior management's assessment of the operating performance of Salton's business (See "Year in Review" in Management's Discussion and Analysis of Financial Condition and Results of Operations) which on a combined basis, decreased income before income taxes $38.9 million, $31.0 million after tax ($2.73 per basic share).

      (3) Total quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

16.   RESTRUCTURING COSTS

      On May 11, 2004, in response to declining domestic sales volumes in 2004, the Company announced a U.S. restructuring plan to better align domestic operating costs with current sales levels. The Company completed the initial phase of this U.S. restructuring plan by reducing salaried headcount in the domestic operations by approximately 25.0% in the fourth quarter of fiscal 2004. Additionally, the Company made decisions to reduce the capacity of its warehousing and distribution network through the rationalization of existing facilities, which will be closed in the first half of 2005. In connection with the U.S. restructuring plan and subsequent valuation reviews in light of those decisions, the Company recorded certain pretax charges in the fourth quarter totaling $33.9 million.

      Of the total costs recorded, $20.2 million was associated with the write-down of certain inventory identified for liquidation as part of the Company's decision to rationalize warehouse and distribution facilities and $3.8 million related to the write-off of tooling. These amounts were included in cost of goods sold in the Consolidated Statement of Income.

      The total restructuring costs also included a $1.7 million write-down associated with several marketing programs that were canceled or discontinued, which were included in selling, general and administrative expenses. Included within restructuring costs on the Consolidated Statement of Income are $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan and $0.5 million in termination and severance costs associated with the headcount reduction. Also in connection with the U.S. restructuring plan, the company recorded a $6.5 million intangible asset impairment charge for trademarks associated with products that will no longer be sold. Such charge is included in impairment loss on goodwill and intangible assets in the Consolidated Statement of Income.

      Amounts accrued as of July 3, 2004 for these restructuring activities related solely to severance and were approximately $0.3 million. Such amounts are expected to be paid out in the first quarter of fiscal 2005.

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

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004
(IN THOUSANDS)

                                                                   GUARANTOR
                                                      PARENT      SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                   ------------   ------------   ------------   ------------
                   ASSETS
Current Assets:
  Cash                                             $          1   $        903   $          -   $        904
  Compensating balances on deposit                            -              -              -              -
  Accounts receivable, net of allowances                    311         96,905              -         97,216
  Inventories                                             5,133        165,189        (28,341)       141,981
  Prepaid expenses and other current assets               5,054          2,597              -          7,651
  Intercompany                                          131,818       (104,380)          (756)        26,682
  Deferred income taxes                                     913         16,577              -         17,490
                                                   ------------   ------------   ------------   ------------
     Total current assets                               143,230        177,791        (29,097)       291,924
Property, Plant and Equipment,
   Net of Accumulated Depreciation                       11,016         14,910              -         25,926
Investments in Subsidiaries                             390,773         53,646       (444,419)             -
Tradenames                                              134,723         10,313              -        145,036
Non-current deferred tax asset                                -              -              -              -
  Other Assets, net                                      12,442            274              -         12,716
                                                   ------------   ------------   ------------   ------------
Total Assets                                       $    692,184   $    256,934   $   (473,516)  $    475,602
                                                   ============   ============   ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt  $          -   $     33,189   $          -   $     33,189
  Accounts payable                                        2,922          2,039           (584)         4,377
  Accrued expenses                                        9,491         13,478              -         22,969
  Income taxes payable                                   (2,336)        (1,496)             -         (3,832)
                                                   ------------   ------------   ------------   ------------
     Total current liabilities                           10,077         47,210           (584)        56,703
Non-current Deferred Income Taxes                        (8,840)        (9,167)             -        (18,007)
Senior subordinated notes due 2005                      125,000              -              -        125,000
Senior subordinated notes due 2008, including
 an adjustment of $12,081 to the carrying value
 related to interest rate swap agreements               158,642              -              -        158,642
Long-term debt-revolving credit agreement                     -        100,000              -        100,000
Other notes payable                                           -            175              -            175
Other long term liabilities                                 418          3,932              -          4,350
                                                   ------------   ------------   ------------   ------------
     Total liabilities                                  285,297        142,150           (584)       426,863
Minority Interest                                             -              -              -              -
Stockholders' Equity                                    406,887        114,784       (472,932)        48,739
                                                   ------------   ------------   ------------   ------------
Total Liabilities and Stockholders' Equity         $    692,184   $    256,934   $   (473,516)  $    475,602
                                                   ============   ============   ============   ============

                                                                        CONSOLIDATED
                                                   OTHER SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED TOTALS
                                                   ------------------   -------------   -------------------
                  ASSETS
Current Assets:
  Cash                                                $     45,943      $           -       $     46,847
  Compensating balances on deposit                          34,000                                34,000
  Accounts receivable, net of allowances                    83,175                  -            180,391
  Inventories                                              111,646                  -            253,627
  Prepaid expenses and other current assets                 13,616                  -             21,267
  Intercompany                                             (26,682)                 -                  -
  Deferred income taxes                                      8,252                  -             25,742
                                                      ------------      -------------       ------------
     Total current assets                                  269,950                  -            561,874
Property, Plant and Equipment,
   Net of Accumulated Depreciation                          55,226                  -             81,152
Investments in Subsidiaries                                      -                  -                  -
Tradenames                                                  39,385                  -            184,421
Non-current deferred tax asset                                   -             11,589             11,589
  Other Assets, net                                          2,800                  -             15,516
                                                      ------------      -------------       ------------
Total Assets                                               367,361             11,589       $    854,552
                                                      ============      =============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt     $     15,478                  -       $     48,667
  Accounts payable                                         133,294                  -            137,671
  Accrued expenses                                          37,658                  -             60,627
  Income taxes payable                                      12,637                  -              8,805
                                                      ------------      -------------       ------------
     Total current liabilities                             199,067                  -            255,770
Non-current Deferred Income Taxes                            6,418             11,589                  -
Senior subordinated notes due 2005                               -                  -            125,000
Senior subordinated notes due 2008, including
 an adjustment of $12,081 to the carrying value
 related to interest rate swap agreements                        -                  -            158,642
Long-term debt-revolving credit agreement                        -                  -            100,000
Other notes payable                                            586                  -                761
Other long term liabilities                                 12,938                  -             17,288
                                                      ------------      -------------       ------------
     Total liabilities                                     219,009             11,589            657,461
Minority Interest                                           23,515                  -             23,515
Stockholders' Equity                                       124,837                  -            173,576
                                                      ------------      -------------       ------------
Total Liabilities and Stockholders' Equity            $    367,361      $      11,589       $    854,552
                                                      ============      =============       ============

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003
(IN THOUSANDS)

                                                                              GUARANTOR
                                                                PARENT      SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                             ------------   ------------   ------------   ------------
                           ASSETS
Current Assets:
  Cash                                                       $          -   $      8,972   $          -   $      8,972
  Compensating balances on deposit                                      -              -              -              -
  Accounts receivable, net of allowances                               66        127,888              -        127,954
  Inventories                                                       2,110        187,078        (39,676)       149,512
  Prepaid expenses and other current assets                         3,358          3,958              -          7,316
  Intercompany                                                    184,039       (152,539)             -         31,500
  Prepaid income taxes                                             27,197        (10,494)             -         16,703
  Deferred income taxes                                             1,938          6,774              -          8,712
                                                             ------------   ------------   ------------   ------------
     Total current assets                                         218,708        171,637        (39,676)       350,669
Property, Plant and Equipment,
   Net of Accumulated Depreciation                                 15,547         16,854                        32,401
Investments in Subsidiaries                                       441,521         52,585       (494,106)             -
Tradenames                                                        140,106         16,359                       156,465
Goodwill                                                                -         18,093                        18,093
Other Assets, net                                                  11,152            172            (11)        11,313
                                                             ------------   ------------   ------------   ------------
Total Assets                                                 $    827,034   $    275,700   $   (533,793)  $    568,941
                                                             ============   ============   ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt            $     22,750   $        595   $          -   $     23,345
  Accounts payable                                                   (789)         5,272              -          4,483
  Accrued expenses                                                 16,246         11,862              -         28,108
                                                             ------------   ------------   ------------   ------------
     Total current liabilities                                     38,207         17,729              -         55,936
Non-current Deferred Income Taxes                                   3,899           (662)             -          3,237
Senior subordinated notes due 2005                                125,000              -              -        125,000
Senior subordinated notes due 2008, including an adjustment
  of $12,081 to the carrying value related to
  interest rate swap agreements                                   160,896              -              -        160,896
Long-term debt-revolving credit agreement                               -         76,119              -         76,119
Other notes payable                                                     -            281              -            281
Other long term liabilities                                             -          4,528              -          4,528
                                                             ------------   ------------   ------------   ------------
     Total liabilities                                            328,002         97,995              -        425,997
Minority Interest                                                       -              -              -              -
Stockholders' Equity                                              499,032        177,705       (533,793)       142,944
                                                             ------------   ------------   ------------   ------------
Total Liabilities and Stockholders' Equity                   $    827,034   $    275,700   $   (533,793)  $    568,941
                                                             ============   ============   ============   ============

                                                                                 CONSOLIDATED
                                                             OTHER SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED TOTALS
                                                             ------------------  -------------  -------------------
                           ASSETS
Current Assets:
  Cash                                                          $     26,730     $           -     $     35,702
  Compensating balances on deposit                                    17,400                 -           17,400
  Accounts receivable, net of allowances                              70,557                 -          198,511
  Inventories                                                         67,805                 -          217,317
  Prepaid expenses and other current assets                           10,887                 -           18,203
  Intercompany                                                       (31,500)                -                -
  Prepaid income taxes                                                (7,097)                -            9,606
  Deferred income taxes                                                4,113                 -           12,825
                                                                ------------     -------------     ------------
     Total current assets                                            158,895                 -          509,564
Property, Plant and Equipment,
   Net of Accumulated Depreciation                                    37,569                 -           69,970
Investments in Subsidiaries                                                -                 -                -
Tradenames                                                            35,498                 -          191,963
Goodwill                                                               8,860                 -           26,953
Other Assets, net                                                      2,609                 -           13,922
                                                                ------------     -------------     ------------
Total Assets                                                         243,431                 -     $    812,372
                                                                ============     =============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt               $      4,566                 -     $     27,911
  Accounts payable                                                    69,065                 -           73,548
  Accrued expenses                                                    26,505                 -           54,613
                                                                ------------     -------------     ------------
     Total current liabilities                                       100,136                 -          156,072
Non-current Deferred Income Taxes                                      5,074                 -            8,311
Senior subordinated notes due 2005                                         -                 -          125,000
Senior subordinated notes due 2008, including an adjustment
  of $12,081 to the carrying value related to
  interest rate swap agreements                                            -                 -          160,896
Long-term debt-revolving credit agreement                                  -                 -           76,119
Other notes payable                                                      592                 -              873
Other long term liabilities                                           11,712                 -           16,240
                                                                ------------     -------------     ------------
     Total liabilities                                               117,514                 -          543,511
Minority Interest                                                     14,957                 -           14,957
Stockholders' Equity                                                 110,960                 -          253,904
                                                                ------------     -------------     ------------
Total Liabilities and Stockholders' Equity                      $    243,431     $           -     $    812,372
                                                                ============     =============     ============

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JULY 3, 2004
(IN THOUSANDS)


                                                                  GUARANTOR
                                                  PARENT        SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------
Net Sales                                      $     246,937    $     682,125    $    (386,935)   $     542,127
Cost of Goods Sold                                   211,464          580,454         (398,270)         393,648
Distribution Expenses                                      -           45,338           45,338           26,750
                                               -------------    -------------    -------------    -------------
    Gross Profit                                      35,473           56,333           11,335          103,141
Selling, General and Administrative expenses          58,052          109,236                -          167,288
Impairment loss on intangible assets                   5,883           24,791                -           30,674
Restructuring costs                                    1,255              543                -            1,798
                                               -------------    -------------    -------------    -------------
    Operating (loss) Income                          (29,717)         (78,237)          11,335          (96,619)
Interest Expense, Net                                 28,562            5,541                -           34,103
Loss on early extinguishment of debt                   5,049                -                -            5,049
Equity in earnings of subsidiaries                    52,261              822          (53,083)               -
                                               -------------    -------------    -------------    -------------
   (Loss) Income Before Income Taxes                (115,589)         (84,600)          64,418         (135,771)
Income Tax (Benefit) Expense                         (13,938)         (18,488)               -          (32,426)
Minority Interest, net of tax                              -                -                -                -
                                               -------------    -------------    -------------    -------------
    Net (Loss) Income                          $    (101,651)   $     (66,112)   $      64,418    $    (103,345)
                                               =============    =============    =============    =============

                                                   OTHER         CONSOLIDATED     CONSOLIDATED
                                                SUBSIDIARIES     ELIMINATIONS        TOTALS
                                               -------------    -------------    -------------
Net Sales                                      $     846,405    $    (311,797)   $   1,076,735
Cost of Goods Sold                                   649,311         (291,947)         751,012
Distribution Expenses                                      -           72,088
                                               -------------    -------------    -------------
    Gross Profit                                     170,344          (19,850)         253,635
Selling, General and Administrative expenses         125,819          (19,850)         273,257
Impairment loss on intangible assets                  10,181                            40,855
Restructuring costs                                        -                -            1,798
                                               -------------    -------------    -------------
    Operating (loss) Income                           34,344                -          (62,275)
Interest Expense, Net                                  6,089                -           40,192
Loss on early extinguishment of debt                       -                -            5,049
Equity in earnings of subsidiaries                         -                -                -
                                               -------------    -------------    -------------
   (Loss) Income Before Income Taxes                  28,255                -         (107,516)
Income Tax (Benefit) Expense                          12,337                -          (20,089)
Minority Interest, net of tax                          7,745                -            7,745
                                               -------------    -------------    -------------
    Net (Loss) Income                          $       8,173    $           -          (95,172)
                                               =============    =============    =============

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JULY 28, 2003
(IN THOUSANDS)

                                                                  GUARANTOR
                                                  PARENT        SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------
Net Sales                                      $     265,173    $     795,847    $    (442,185)   $     618,835
Cost of Goods Sold                                   196,032          621,447         (402,084)         415,395
Distribution Expenses                                      -           46,903                -           46,903
                                               -------------    -------------    -------------    -------------
    Gross Profit                                      69,141          127,497          (40,101)         156,537
Selling, General and Administrative expenses          54,385           98,255             (425)         152,215
Lawsuit Settlements, Net                                 800                -                -              800
                                               -------------    -------------    -------------    -------------
    Operating Income (Loss)                           13,956           29,242          (39,676)           3,522
Interest Expense, Net                                 30,317            5,645                -           35,962
Fair Market Value Adjustment on Derivatives                -                -                -                -
Equity in Earnings of Subsidiaries                    57,737             (816)         (56,921)               -
                                               -------------    -------------    -------------    -------------
    Income (Loss) Before Income Taxes                 41,376           22,781          (96,597)         (32,440)
Income Tax Expense (Benefit)                         (13,479)           7,522                -           (5,957)
Minority Interest                                          -                -                -                -
                                               -------------    -------------    -------------    -------------
    Net Income (Loss)                          $      54,855    $      15,259    $     (96,597)   $     (26,483)
                                               =============    =============    =============    =============

                                                   OTHER         CONSOLIDATED     CONSOLIDATED
                                                SUBSIDIARIES     ELIMINATIONS         TOTALS
                                               -------------    -------------    -------------
Net Sales                                      $     575,354    $    (299,281)   $     894,908
Cost of Goods Sold                                   456,712         (293,281)         578,826
Distribution Expenses                                 11,572                -           58,475
                                               -------------    -------------    -------------
    Gross Profit                                     107,070           (6,000)         257,607
Selling, General and Administrative expenses          61,988           (6,000)         208,203
Lawsuit Settlements, Net                                   -                -              800
                                               -------------    -------------    -------------
    Operating Income (Loss)                           45,082                -           48,604
Interest Expense, Net                                  4,242                -           40,204
Fair Market Value Adjustment on Derivatives           (2,516)               -           (2,516)
Equity in Earnings of Subsidiaries                         -                -                -
                                               -------------    -------------    -------------
    Income (Loss) Before Income Taxes                 43,356                -           10,916
Income Tax Expense (Benefit)                           8,642                -            2,685
Minority Interest                                        260                -              260
                                               -------------    -------------    -------------
    Net Income (Loss)                          $      34,454    $           -            7,971
                                               =============    =============    =============

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 29, 2002
(IN THOUSANDS)

                                                                  GUARANTOR
                                                  PARENT        SUBSIDIARIES     ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------
Net Sales                                      $     386,156    $     989,913    $    (609,488)   $     766,581
Cost of Goods Sold                                   263,727          806,859         (608,687)         461,899
Distribution Expenses                                    956           54,425                -           55,381
                                               -------------    -------------    -------------    -------------
    Gross Profit                                     121,473          128,629             (801)         249,301
Selling, General and Administrative expenses          93,007           99,490             (801)         191,696
Lawsuit Settlements, Net                               2,580                -                -            2,580
                                               -------------    -------------    -------------    -------------
    Operating Income (Loss)                           25,886           29,139                -           55,025
Interest Expense, Net                                 33,664            5,368                -           39,032
Fair Market Value Adjustment on Derivatives                -                -                -                -
Equity in Earnings of Subsidiaries                    36,296             (743)         (35,553)               -
                                               -------------    -------------    -------------    -------------
    Income (Loss) Before Income Taxes                 28,518           23,028          (35,553)          15,993
Income Tax Expense (Benefit)                          (1,629)          12,031                -           10,402
Minority Interest                                          -                -                -                -
                                               -------------    -------------    -------------    -------------
    Net Income (Loss)                          $      30,147    $      10,997    $     (35,553)   $       5,591
                                               =============    =============    =============    =============

                                                  OTHER         CONSOLIDATED     CONSOLIDATED
                                               SUBSIDIARIES     ELIMINATIONS        TOTALS
                                                -------------   -------------    -------------
Net Sales                                      $     438,547    $    (282,649)   $     922,479
Cost of Goods Sold                                   358,897         (276,649)         544,147
Distribution Expenses                                  5,450                -           60,831
                                               -------------    -------------    -------------
    Gross Profit                                      74,200           (6,000)         317,501
Selling, General and Administrative expenses          37,881           (6,000)         223,577
Lawsuit Settlements, Net                                   -                -            2,580
                                               -------------    -------------    -------------
    Operating Income (Loss)                           36,319                -           91,344
Interest Expense, Net                                  5,399                -           44,431
Fair Market Value Adjustment on Derivatives            2,372                -            2,372
Equity in Earnings of Subsidiaries                         -                -                -
                                               -------------    -------------    -------------
    Income (Loss) Before Income Taxes                 28,548                -           44,541
Income Tax Expense (Benefit)                           3,992                -           14,394
Minority Interest                                                           -                -
                                               -------------    -------------    -------------
    Net Income (Loss)                          $      24,556    $           -           30,147
                                               =============    =============    =============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 3, 2004
(IN THOUSANDS)

                                                                                 GUARANTOR
                                                                     PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                   ---------   ------------   ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               $(101,651)    $ (66,112)    $  64,418     $(103,345)
   Adjustments to reconcile net income to net cash                         -
      from operating activities:
      Imputed interest on note payable and other non-cash items       (2,254)            -             -        (2,254)
      Deferred income tax (benefit) provision                        (11,712)      (18,749)            -       (30,461)
      Inventory valuation adjustment                                       -        20,532             -        20,532
      Fair value adjustment for derivatives                                -             -             -             -
      Foreign currency gains and losses                                    -           678             -           678
      Bad debt provision                                                   -         2,239             -         2,239
      Los on early extinguishment of debt                              4,469           580             -         5,049
      Equity in income of unconsolidated affilate/
          consolidated subsidiaries                                   52,261           821       (53,082)            -
      Legal settlements                                                    -             -             -             -
      Depreciation and amortization                                    9,511         4,050             -        13,561
      Impairment loss on intangible assets                             5,883        24,791             -        30,674
      Gain on sale of investment                                           -             -             -             -
      Loss on disposal of property and equipment                         928         1,834             -         2,762
      Equity in net income of investees, net of tax                        -             -             -             -
      Minority Interest, net of tax                                        -             -             -             -
      Changes in assets and liabilities, net of acquisitions:              -             -             -             -
        Accounts receivable                                             (246)       28,067             -        27,821
        Inventories                                                   (3,025)        1,361       (11,336)      (13,000)
        Prepaid expenses and other current assets                     (1,697)        1,120             -          (577)
        Accounts payable                                               3,173        (3,609)            -          (436)
        Income taxes payable                                          24,860       (11,990)            -        12,870
        Accrued expenses                                              47,323       (40,489)            -         6,834
                                                                   ---------     ---------     ---------     ---------
            NET CASH FROM OPERATING ACTIVITIES                        27,823       (54,876)            -       (27,053)
                                                                   ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (2,412)       (2,437)            -        (4,849)
        Decrease (increase) in other non-current assets                    -             -             -             -
        Proceeds from sale of property and equipment                       -            84             -            84
        Proceeds from sale of investment                                   -             -             -             -
        Additional payment for tradenames                            (21,875)            -             -       (21,875)
        Acquisition of majority interest/businesses,
             net of cash acquired                                          -             -             -             -
                                                                   ---------     ---------     ---------     ---------
           NET CASH FROM INVESTING ACTIVITIES                        (24,287)       (2,353)            -       (26,640)
                                                                   ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayments) from revolving line of credit
          and other debt                                                   -        50,609             -        50,609
        Repayment of terminated credit agreement                           -      (105,928)            -      (105,928)
        Proceeds from ameded and restated credit agreement                 -       105,928                     105,928
        Repayment of long-term debt                                        -          (869)            -          (869)
       Costs associated with refinancing                              (3,758)         (580)            -        (4,338)
       Increase in compensating balances on deposit                        -             -             -             -
       Common stock issued                                               223             -             -           223
        Proceeds from termination of swap transaction                      -             -             -             -
        Proceeds of treasury stock                                         -             -             -             -
                                                                   ---------     ---------     ---------     ---------
        NET CASH FROM FINANCING ACTIVITIES                            (3,535)       49,160             -        45,625
                                                                   ---------     ---------     ---------     ---------

The effect of exchange rate changes on cash                                -             -             -             -

Net increase(decrease) in cash and cash equivalents                        1        (8,069)            -        (8,068)

Cash, beginning of year                                                    0         8,972             -         8,972
                                                                   ---------     ---------     ---------     ---------

Cash, end of year                                                  $       1     $     903     $       -     $     904
                                                                   =========     =========     =========     =========

                                                                        OTHER        CONSOLIDATED   CONSOLIDATED
                                                                     SUBSIDIARIES    ELIMINATIONS      TOTALS
                                                                     ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $   8,173        $      -      $ (95,172)
   Adjustments to reconcile net income to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash items               -               -         (2,254)
      Deferred income tax (benefit) provision                              (823)              -        (31,284)
      Inventory valuation adjustment                                          -               -         20,532
      Fair value adjustment for derivatives                                   -               -              -
      Foreign currency gains and losses                                       -               -            678
      Bad debt provision                                                  1,113               -          3,352
      Los on early extinguishment of debt                                     -               -          5,049
      Equity in income of unconsolidated affilate/
          consolidated subsidiaries                                           -               -              -
      Legal settlements                                                       -               -              -
      Depreciation and amortization                                       9,373               -         22,934
      Impairment loss on intangible assets                               10,181               -         40,855
      Gain on sale of investment                                              -               -              -
      Loss on disposal of property and equipment                          2,542               -          5,304
      Equity in net income of investees, net of tax                           -               -              -
      Minority Interest, net of tax                                       7,746               -          7,746
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                              (3,844)              -         23,977
        Inventories                                                     (32,411)              -        (45,411)
        Prepaid expenses and other current assets                        (3,808)              -         (4,385)
        Accounts payable                                                 55,284               -         54,848
        Income taxes payable                                              4,799               -         17,669
        Accrued expenses                                                 (7,858)              -         (1,024)
                                                                      ---------        --------      ---------
            NET CASH FROM OPERATING ACTIVITIES                           50,467               -         23,414
                                                                      ---------        --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                            (28,259)              -        (33,108)
        Decrease (increase) in other non-current assets                     180               -            180
        Proceeds from sale of property and equipment                        957               -          1,041
        Proceeds from sale of investment                                      -               -              -
        Additional payment for tradenames                                     -               -        (21,875)
        Acquisition of majority interest/businesses,
             net of cash acquired                                             -               -              -
                                                                      ---------        --------      ---------
           NET CASH FROM INVESTING ACTIVITIES                           (27,122)              -        (53,762)
                                                                      ---------        --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayments) from revolving line of credit
          and other debt                                                 10,438               -         61,047
        Repayment of terminated credit agreement                              -               -       (105,928)
        Proceeds from ameded and restated credit agreement                    -                        105,928
        Repayment of long-term debt                                           -               -           (869)
       Costs associated with refinancing                                      -               -         (4,338)
       Increase in compensating balances on deposit                     (16,600)                       (16,600)
       Common stock issued                                                    -               -            223
        Proceeds from termination of swap transaction                         -               -              -
        Proceeds of treasury stock                                            -               -              -
                                                                      ---------        --------      ---------
        NET CASH FROM FINANCING ACTIVITIES                               (6,162)              -         39,463
                                                                      ---------        --------      ---------

The effect of exchange rate changes on cash                               2,030               -          2,030

Net increase(decrease) in cash and cash equivalents                      19,213               -         11,145

Cash, beginning of year                                                  26,730               -         35,702
                                                                      ---------        --------      ---------

Cash, end of year                                                     $  45,943        $      -      $  46,847
                                                                      =========        ========      =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                             GUARANTOR
                                                PARENT      SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                           $ 54,855       $ 15,259      $ (96,597)   $ (26,483)
   Adjustments to reconcile
   net income to net cash
   from operating activities:
      Imputed interest on note payable
       and other non-cash items                    (200)             -              -         (200)
      Deferred income tax (benefit) provision     3,571         (1,652)             -        1,919
      Fair value adjustment for derivatives           -              -              -            -
      Foreign currency gains & losses                 -           (675)             -         (675)
      Bad debt provision                              -          5,584              -        5,584
       Inventory valuation adjustment                 -          1,200              -        1,200
      Depreciation and amortization               8,397          3,672              -       12,069
      Impairment loss on intangible assets          800              -              -          800
      Loss on disposal of property
       and equipment                                  -            348              -          348
      Equity in net income of investees,
       net of tax                               (57,737)           816         56,921            -
      Minority Interest, net of tax                   -              -              -            -
      Changes in assets and liabilities, net
       of acquisitions:
        Accounts receivable                         708         32,649              -       33,357
        Inventories                                 285          5,573         39,676       45,534
        Prepaid expenses and other
         current assets                           1,142         (2,308)             -       (1,166)
        Intercompany                             27,993         17,088              -       45,081
        Accounts payable                         (6,997)         1,815              -       (5,182)
        Income taxes payable                     (3,568)        (1,854)             -       (5,422)
        Accrued expenses                        (11,921)        (3,841)             -      (15,762)
                                               ---------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES   17,328         73,674              -       91,002
                                               ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                     (1,327)        (6,307)             -       (7,634)
        Decrease (increase) in other
         non-current assets                        (250)             -              -         (250)
        Acquisition of majority
         interest/businesses,
         net of cash acquired                         -              -              -            -
        Additional payment for patents
         and tradenames                         (23,873)             -              -      (23,873)
                                               ---------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES   (25,450)        (6,307)             -      (31,757)
                                               ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayments) from
          revolving line of credit
          and other debt                              -        (18,881)             -      (18,881)
        Repayment of long-term debt                   -        (47,445)             -      (47,445)
        Proceeds from termination
          of swap transaction                     8,058              -              -        8,058
       Costs associated with refinancing         (2,807)             -              -       (2,807)
       Increase in compensating
          balances on deposit                         0              -              -            -
       Common stock issued                           74              -              -           74
                                               ---------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES        5,325        (66,326)             -      (61,001)
                                               ---------------------------------------------------
The effect of exchange rate changes
 on cash                                              -                             -            -
Net increase(decrease) in cash and
 cash equivalent                                 (2,797)         1,041              -       (1,756)
Cash, beginning of year                           2,797          7,931              -       10,728
                                               ---------------------------------------------------
Cash, end of year                              $      -       $  8,972      $       -    $   8,972
                                               ===================================================

                                                       OTHER          CONSOLIDATED         CONSOLIDATED
                                                    SUBSIDIARIES      ELIMINATIONS            TOTAL
                                                    ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                  $ 34,454             $ -                $ 7,971
   Adjustments to reconcile
   net income to net cash                                                    -
   from operating activities:                                                -
      Imputed interest on note payable
       and other non-cash items                             52               -                   (148)
      Deferred income tax (benefit) provision            3,927               -                  5,846
      Fair value adjustment for derivatives             (2,516)              -                 (2,516)
      Foreign currency gains & losses                        -               -                   (675)
      Bad debt provision                                     -               -                  5,584
       Inventory valuation adjustment                        -               -                  1,200
      Depreciation and amortization                      5,761               -                 17,830
      Impairment loss on intangible assets                   -               -                    800
      Loss on disposal of property
       and equipment                                       302               -                    650
      Equity in net income of investees,
       net of tax                                         (983)              -                   (983)
      Minority Interest, net of tax                        260               -                    260
      Changes in assets and liabilities, net
       of acquisitions:
        Accounts receivable                                198               -                 33,555
        Inventories                                     13,181               -                 58,715
        Prepaid expenses and other
         current assets                                  2,160               -                    994
        Intercompany                                   (45,081)              -                      -
        Accounts payable                                30,256               -                 25,074
        Income taxes payable                              (674)              -                 (6,096)
        Accrued expenses                                (1,739)              -                (17,501)
                                                      -----------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES          39,558               -                130,560
                                                      -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                           (15,375)              -                (23,009)
        Decrease (increase) in other
         non-current assets                                417               -                    167
        Acquisition of majority
         interest/businesses,
         net of cash acquired                           (1,637)              -                 (1,637)
        Additional payment for patents
         and tradenames                                      -               -                (23,873)
                                                      -----------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES          (16,595)              -                (48,352)
                                                      -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayments) from
          revolving line of credit
          and other debt                                     -               -                (18,881)
        Repayment of long-term debt                          -               -                (47,445)
        Proceeds from termination
          of swap transaction                                -               -                  8,058
       Costs associated with refinancing                     -               -                 (2,807)
       Increase in compensating
          balances on deposit                          (12,900)              -                (12,900)
       Common stock issued                                   -               -                     74
                                                      -----------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES             (12,900)              -                (73,901)
                                                      -----------------------------------------------
The effect of exchange rate changes
 on cash                                                   840               -                    840
Net increase(decrease) in cash and
 cash equivalent                                        10,903               -                  9,147
Cash, beginning of year                                 15,827               -                 26,555
                                                      -----------------------------------------------
Cash, end of year                                     $ 26,730             $ -                $35,702
                                                      ===============================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 29, 2002
(IN THOUSANDS)

                                                           GUARANTOR                          OTHER     CONSOLIDATED CONSOLIDATED
                                                PARENT   SUBSIDIARIES ELIMINATIONS  TOTAL  SUBSIDIARIES ELIMINATIONS    TOTAL
                                               --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 30,147    $ 10,997     $(35,553)  $ 5,591   $ 24,556       $ -        $ 30,147
   Adjustments to reconcile net
    income (loss) to net cash                                                                                 -
   used in operating activities:                                                                              -
      Imputed interest on note payable
       and other non-cash items                   4,517           -            -     4,517      1,528         -           6,045
      Gain on sale of investment                      -           -            -         -       (200)        -            (200)
      Deferred income tax (benefit) provision    (1,415)     (2,927)           -    (4,342)       563         -          (3,779)
      Fair value adjustment for derivatives           -           -            -         -      2,372         -           2,372
      Foreign currency gains & losses                 -       1,135            -     1,135       (685)        -             450
      Bad debt provision                              -       3,454            -     3,454          -         -           3,454
     Inventory valuation adjustment                   -        (655)           -      (655)         -         -            (655)
      Legal settlements                           2,580           -            -     2,580          -         -           2,580
      Depreciation and amortization              20,605       4,938            -    25,543      5,106         -          30,649
      Equity in net income of investess,
       net of tax                               (36,296)        743       35,553         -       (761)        -            (761)
      Changes in assets and liabilities,
       net of acquisitions:                                                                                                   -
        Accounts receivable                     113,770    (129,426)           -   (15,656)   (16,625)        -         (32,281)
        Inventories                              (1,831)    (25,164)           -   (26,995)   (19,967)        -         (46,962)
        Prepaid expenses and other
         current assets                           1,860         301            -     2,161     (5,103)        -          (2,942)
        Intercompany                            (91,147)     56,883            -   (34,264)    34,264         -               -
        Accounts payable                         (1,838)       (112)           -    (1,950)    (9,832)        -         (11,782)
        Income taxes payable                     (7,402)     17,288            -     9,886      2,984         -          12,870
        Accrued expenses                          8,114       7,150            -    15,264        859         -          16,123
                                               --------------------------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES   41,664     (55,395)           -   (13,731)    19,059         -           5,328
                                               --------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures                     (8,169)     (1,877)           -   (10,046)    (6,206)        -         (16,252)
        Increase in other non-current assets      4,303         792            -     5,095     (6,069)        -            (974)
        Proceeds from sale of investment              -           -            -         -        501         -             501
       Acquisition of majority
        interest/businesses,
           net of cash acquired                  (5,300)          -            -    (5,300)    (2,014)        -          (7,314)
        Additional payment for patents
         and tradenames                         (38,746)          -            -   (38,746)         -         -         (38,746)
                                               --------------------------------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES   (47,912)     (1,085)           -   (48,997)   (13,788)        -         (62,785)
                                               --------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayment) from
         revolving line of credit
          and other debt                         (2,745)     74,976            -    72,231          -         -          72,231
        Repayment of long-term debt                   -     (18,807)           -   (18,807)         -         -         (18,807)
        Proceeds from termination of
         swap transaction                         8,146           -            -     8,146          -         -           8,146
       Costs associated with refinancing         (1,115)          -            -    (1,115)         -         -          (1,115)
       Increase in compensating
        balances on deposit                           -           -            -         -     (4,500)                   (4,500)
       Common stock issued                          175           -            -       175          -         -             175
       Treasury stock purchase                   (1,125)          -            -    (1,125)         -         -          (1,125)
                                               --------------------------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES        3,336      56,169            -    59,505     (4,500)        -          55,005
                                               --------------------------------------------------------------------------------
The effect of exchange rate changes on cash        (531)          -            -      (531)      (559)        -          (1,090)
Net increase(decrease) in cash
 and cash equivalents                            (3,443)       (311)           -    (3,754)       212         -          (3,542)
Cash, beginning of year                           6,240       8,242            -    14,482     15,615         -          30,097
                                               --------------------------------------------------------------------------------
Cash, end of year                              $  2,797    $  7,931     $      -   $10,728   $ 15,827       $ -        $ 26,555
                                               ================================================================================

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT

      3.1 Second Amended and Restated Certificate of Incorporation of Registrant, as amended.

      3.2 Certificate of Designation for the Series A Convertible Preferred Stock of the Registrant.

      3.3 Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.

      3.4 Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.

      3.5 Certificate of Designation of Series B Junior Participating Preferred Stock.

      3.6 By-laws of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

      4.1 Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant. Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-42097).

      4.2 Form of Note for Registrant's 10 3/4% Senior Subordinated Notes. Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-70169)

      4.3 Indenture dated December 16, 1998 between Norwest Bank National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes. Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-70169)

      4.4 Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank Minnesota, N.A., as trustee, relating to $250,000,000 in aggregate principal amount and maturity of 12 1/4% senior subordinated notes due 2008. Incorporated by Reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

      4.5 Form of Note for Registrant's 12 1/4% senior subordinated notes due April 15, 2008. Incorporated by Reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

      4.6 Rights Agreement dated as of June 28, 2004 between the registrant and UMB Bank, N.A., as Rights Agreement Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 2004.

      4.7 Letter to Stockholders relating to the adoption of a stockholder rights plan with attachment. Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 2004.

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

    10.15 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

    10.16 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

    10.17 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

    10.18 Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

    10.19 Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as administrative agent and collateral agent and as a co-agent, Bank of America, N.A., as syndication agent and co- documentation agent and as a co-agent, Banc of America Securities LLC, as co-arranger and co-book runner and Wachovia Securities, Inc, as co-arranger and co-book runner, Bank One, N.A. and Fleet Capital Corporation each as co-documentation agents, Salton, Inc., each of Salton's subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

    10.20               Agreement dated as of May 28, 2003, between Salton, Inc.
                        and George Foreman. Incorporated by reference to the Current Report on Form 8K dated May 29, 2003.

    10.21 First Amendment to Credit Agreement dated as of February 4, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton's Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference in the Registrant's Current Report on Form 8-K, dated February 10, 2004.

    10.22 Forbearance Agreement and Amendment dated as May 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton's Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference to the Form 8-K filed on May 11, 2004.

    10.23 First Amendment to Forbearance Agreement dated as of June 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton's Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference to the Form 8-K filed on June 10, 2004.

    10.24 Amended and Restated Credit Agreement dated as of June 15, 2004 among the financial institutions named therein, Wachovia Bank, as the Agent, and Silver Point Finance, LLC, as the Co-Agent, Syndication Agent, Documentation Agent, Arranger and Book Runner, and Salton, Inc, each of its subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories thereto as Guarantors. Incorporated by reference to the Form 8-K filed on June 15, 2004.

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