Form 10-K/A
period 2004-07-03
SALTON INC
filed 2004-10-18
CIK 878280

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

                                EXPLANATORY NOTE

     This amendment on Form 10-K/A (Amendment No. 1) amends the Registrant's annual report on Form 10-K for the fiscal year ended July 3, 2004, as filed with the Securities and Exchange Commission on September 16, 2004, and is being filed solely to: (i) revise the date in footnote 2 of the Five-Year Summary of Financial Data under Item 6. "Selected Financial Data" from May 16, 2004 to May 16, 2003; (ii) correct the alignment of the Distribution Expenses line in the Consolidating Statement of Income for the year ended July 3, 2004 under note 17 to the Consolidated Financial Statements; and (iii) add Exhibit 23.1 "Consent of Deloitte & Touche LLP," which was inadvertently omitted. Except as listed above, no other information contained in our previously filed Form 10-K for the year ended July 3, 2004 has been updated or amended.

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

(2) AMAP's results from May 16, 2003 onward have been consolidated with Salton's financial statements.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October, 2004.

                                       SALTON, INC.

                                       By:  /s/  David Mulder
                                            -----------------
                                            David Mulder
                                            Executive Vice President, Chief
                                            Administrative Officer and
                                            Senior Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 14, 2004.



Signature


------------------------------------------------------          Chief Executive Officer and Director
                  Leonhard Dreimann                             (Principal Executive Officer)

                                                                President and Chief Operating Officer and Director
------------------------------------------------------
                  William B. Rue


              /s/   DAVID M. MULDER                             Executive Vice President, Chief Administrative Officer
------------------------------------------------------          and Senior Financial Officer
                 David M. Mulder                                (Principal Accounting and Financial Officer)

                                                                Chairman of the Board and Director
------------------------------------------------------
                 David C. Sabin

                                                                Director
------------------------------------------------------
                  Frank Devine

                                                                Director
------------------------------------------------------
                  Bert Doornmalen

                                                                Director
------------------------------------------------------
                Robert A. Bergmann

                                                                Director
------------------------------------------------------
                  Bruce G. Pollack

                                                                Director
------------------------------------------------------
                  Bruce J. Walker

                                                                Director
------------------------------------------------------
                  Steven M. Oyer



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
                                                                ============     =============     ============

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JULY 3, 2004
(IN THOUSANDS)


                                                                  GUARANTOR
                                                  PARENT        SUBSIDIARIES      ELIMINATIONS        TOTAL
                                               -------------    -------------    -------------    -------------
Net Sales                                      $     246,937    $     682,125    $    (386,935)   $     542,127
Cost of Goods Sold                                   211,464          580,454         (398,270)         393,648
Distribution Expenses                                      -           45,338                -           45,338
                                               -------------    -------------    -------------    -------------
    Gross Profit                                      35,473           56,333           11,335          103,141
Selling, General and Administrative expenses          58,052          109,236                -          167,288
Impairment loss on intangible assets                   5,883           24,791                -           30,674
Restructuring costs                                    1,255              543                -            1,798
                                               -------------    -------------    -------------    -------------
    Operating (loss) Income                          (29,717)         (78,237)          11,335          (96,619)
Interest Expense, Net                                 28,562            5,541                -           34,103
Loss on early extinguishment of debt                   5,049                -                -            5,049
Equity in earnings of subsidiaries                    52,261              822          (53,083)               -
                                               -------------    -------------    -------------    -------------
   (Loss) Income Before Income Taxes                (115,589)         (84,600)          64,418         (135,771)
Income Tax (Benefit) Expense                         (13,938)         (18,488)               -          (32,426)
Minority Interest, net of tax                              -                -                -                -
                                               -------------    -------------    -------------    -------------
    Net (Loss) Income                          $    (101,651)   $     (66,112)   $      64,418    $    (103,345)
                                               =============    =============    =============    =============

                                                   OTHER         CONSOLIDATED     CONSOLIDATED
                                                SUBSIDIARIES     ELIMINATIONS        TOTALS
                                               -------------    -------------    -------------
Net Sales                                      $     846,405    $    (311,797)   $   1,076,735
Cost of Goods Sold                                   649,311         (291,947)         751,012
Distribution Expenses                                 26,750                -           72,088
                                               -------------    -------------    -------------
    Gross Profit                                     170,344          (19,850)         253,635
Selling, General and Administrative expenses         125,819          (19,850)         273,257
Impairment loss on intangible assets                  10,181                            40,855
Restructuring costs                                        -                -            1,798
                                               -------------    -------------    -------------
    Operating (loss) Income                           34,344                -          (62,275)
Interest Expense, Net                                  6,089                -           40,192
Loss on early extinguishment of debt                       -                -            5,049
Equity in earnings of subsidiaries                         -                -                -
                                               -------------    -------------    -------------
   (Loss) Income Before Income Taxes                  28,255                -         (107,516)
Income Tax (Benefit) Expense                          12,337                -          (20,089)
Minority Interest, net of tax                          7,745                -            7,745
                                               -------------    -------------    -------------
    Net (Loss) Income                          $       8,173    $           -          (95,172)
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