Form 10-Q
period 2004-10-02
SALTON INC
filed 2004-11-12
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended October 2, 2004 or

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

                 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 8, 2004, 11,371,197 shares of its $0.01 par value Common Stock.

                                                                                                             PAGE NO.
PART I             FINANCIAL INFORMATION

          Item 1:  Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets - October 2,
                   2004 and July 3, 2004                                                                         3

                   Consolidated Statements of Income - Thirteen weeks
                   ended October 2, 2004 and September 27, 2003                                                  4

                   Consolidated Statements of Cash Flows - Thirteen weeks
                   ended October 2, 2004 and September 27, 2003                                                  5

                   Notes to Consolidated Financial Statements                                                    6

          Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations        17

          Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                   24

          Item 4:  Controls and Procedures                                                                      24

PART II            OTHER INFORMATION

          Item 1:  Legal Proceedings                                                                            25

                   Signature                                                                                    27

          Item 6:  Exhibits

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                  OCTOBER 2, 2004     JULY 3, 2004
                                                                  ---------------    -------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $      26,536     $      46,847
  Compensating balances on deposit                                        34,451            34,000
  Accounts receivable, less allowances                                   248,975           180,391
  Inventories                                                            298,838           253,627
  Prepaid expenses and other current assets                               21,516            21,267
  Deferred income taxes                                                   23,333            25,742
                                                                   -------------     -------------
     Total Current Assets                                                653,649           561,874
Property, Plant and Equipment, net                                        79,759            81,152
Tradenames                                                               183,738           184,421
Non-Current Deferred Tax Asset                                            13,192            11,589
Other Assets                                                              14,453            15,516
                                                                   -------------     -------------
TOTAL ASSETS                                                       $     944,791     $     854,552
                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                  $     105,049     $      48,667
  Accounts payable                                                       158,750           137,671
  Accrued expenses                                                        75,187            60,627
  Income taxes payable                                                     9,467             8,805
                                                                   -------------     -------------
     Total Current Liabilities                                           348,453           255,770
Senior Subordinated Notes Due 2005                                       125,000           125,000
Senior Subordinated Notes due 2008, including an adjustment of
  $8,957 and $9,581 to the carrying value related
    to interest rate swap agreements, respectively                       158,078           158,642
Term Loan and Other Notes Payable                                        101,843           100,761
Other Long Term Liabilities                                               16,855            17,288
                                                                   -------------     -------------
                                                                         750,229           657,461
Minority Interest                                                         23,221            23,515
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value; authorized, 2,000,000
    shares; 40,000 shares issued                                               -                 -
  Common Stock, $0.01 par value; authorized, 40,000,000
    shares; issued and outstanding: 2005-11,371,197 shares;
  2004-11,370,282 shares                                                     148               148
  Treasury Stock - at cost                                               (65,793)          (65,793)
  Additional Paid-In Capital                                              96,040            96,147
  Accumulated Other Comprehensive Income                                  13,727            12,668
  Retained Earnings                                                      127,219           130,406
                                                                   -------------     -------------
     Total Stockholders' Equity                                          171,341           173,576
                                                                   -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     944,791     $     854,552
                                                                   =============     =============

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                               13 WEEKS ENDED
                                                   --------------------------------------
                                                   October 2, 2004     September 27, 2003
                                                   ---------------       ---------------
NET SALES                                          $       274,135       $       238,539
Cost of Goods Sold                                         194,850               157,956
Distribution Expenses                                       15,768                16,400
                                                   ---------------       ---------------
GROSS PROFIT                                                63,517                64,183
Selling, General and Administrative Expenses                53,087                51,792
Restructuring Costs                                            672                     -
                                                   ---------------       ---------------
OPERATING INCOME                                             9,758                12,391
Interest Expense, net                                       13,038                 9,678
                                                   ---------------       ---------------
(LOSS) INCOME BEFORE INCOME TAXES                           (3,280)                2,713
Income Tax (Benefit) Expense                                (1,149)                  882
Minority Interest, net of tax                                1,056                 1,090
                                                   ---------------       ---------------
NET (LOSS) INCOME                                  $        (3,187)      $           741
                                                   ===============       ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              11,370,946            11,187,155

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        11,370,946            15,099,949

Net (Loss) Income per Common Share: Basic          $         (0.28)      $          0.07

Net (Loss) Income per Common Share: Diluted        $         (0.28)      $          0.05

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                                    13 WEEKS ENDED
                                                                                          --------------------------------
                                                                                           OCTOBER 2,        SEPTEMBER 27,
                                                                                               2004               2003
                                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                                       $     (3,187)       $        741
  Adjustments to Reconcile Net (Loss) Income to Net Cash from Operating Activities:
    Imputed interest on notes payable and other non-cash items                                    (458)               (447)
    Deferred income tax provision                                                               (1,784)                276
    Depreciation and amortization                                                                5,968               5,172
    Bad debt (recovery) provision                                                               (1,634)                  4
    Loss on disposal of equipment                                                                   52                  58
    Inventory valuation adjustment                                                              (2,252)                962
    Foreign currency gains and losses                                                             (478)                551
    Minority interest                                                                            1,056               1,090
    Changes in assets and liabilities:
       Accounts receivable                                                                     (69,453)            (44,047)
       Inventories                                                                             (46,657)            (35,660)
       Prepaid expenses and other current assets                                                  (489)             (2,367)
       Decrease in other non-current assets                                                       (238)               (328)
       Accounts payable                                                                         24,799              35,016
       Taxes payable                                                                             1,293               6,092
       Accrued expenses                                                                         21,161               9,515
                                                                                          ------------        ------------
          NET CASH FROM OPERATING ACTIVITIES                                                   (72,301)            (23,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (4,102)             (5,129)
  Proceeds from sale of property and equipment                                                       9                   -
  Additional payment for tradenames                                                               (126)            (21,500)
                                                                                          ------------        ------------
          NET CASH FROM INVESTING ACTIVITIES                                                    (4,219)            (26,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                                     57,883              51,000
  Repayment of long term debt                                                                     (220)               (121)
  Costs associated with refinancing                                                                  -                (347)
  Common stock issued                                                                               18                   4
  Increase in compensating balances on deposit                                                    (451)             (5,600)
                                                                                          ------------        ------------
          NET CASH FROM FINANCING ACTIVITIES                                                    57,230              44,936
                                                                                          ------------        ------------
Effect of Exchange Rate Changes on Cash                                                         (1,021)                 56
                                                                                          ------------        ------------
Net Change in Cash                                                                             (20,311)             (5,009)
Cash, Beginning of Period                                                                       46,847              35,702
                                                                                          ------------        ------------
Cash, End of Period                                                                       $     26,536        $     30,693
                                                                                          ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid (Received) During the Period for:
  Interest                                                                                $      3,004        $        929
  Income taxes, net of (refunds)                                                          $       (387)       $     (5,417)

                 See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2004 Annual Report on Form 10-K. Certain reclassifications have been made for consistent presentation.

2.    CREDIT FACILITY

      On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to Great Britain Pound (GBP)8 million ($14.4 million) and a money market borrowing facility of up to
      (GBP)7 million ($12.6 million). In addition, Salton Europe has an invoice finance facility of between (GBP)15 and (GBP)40 million ($27.0 million and $72.0 million) depending on seasonality and level of accounts receivable. As of October 2, 2004, there was $32.3 million outstanding under the facility included in other current debt.

3.    STOCK-BASED COMPENSATION

      At October 2, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                                     13 WEEKS ENDED
                                                                           -------------------------------
                                                                             October 2        September 27
(In thousands except share data)                                               2004                 2003
                                                                           ------------       ------------
Net(loss)  income - as reported                                            $     (3,187)      $        741
Less:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related taxes                285                427
                                                                           ------------       ------------
Net (loss) income - pro forma                                              $     (3,472)      $        314
                                                                           ============       ============

(Loss) Earnings per share - basic
   As reported                                                             $      (0.28)      $       0.07
   Pro forma                                                                      (0.31)              0.03

(Loss) Earnings per share - diluted
   As reported                                                             $      (0.28)      $       0.05
   Pro forma                                                                      (0.31)              0.02

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

      For the thirteen-weeks ended October 2, 2004 the dilutive effect of the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's losses in this period. The computation of diluted shares outstanding for the thirteen weeks ended October 2, 2004 excludes incremental shares of 3,796,184 related to the Company's common stock equivalents, options and warrants. These shares are excluded due to their anti-dilutive effect.

      Options and warrants to purchase 1,329,600 shares of common stock at a price range of $10.44 to $37.00 per share were also not included in the computation of diluted shares for the thirteen weeks ended September 27, 2003 because the exercise prices were greater than the average market price of the common shares during the period. Options to purchase 270,000 common shares at a price of $29.25 per share were not included in the computation of diluted shares for the thirteen weeks ended September 27, 2003 because the options were contingent upon the Company's share price reaching specified targets for a specified period of time.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments to manage foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain Pound and the South Africa Rand to the U.S. Dollar.

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $1.5 million and $8.7 million at October 2, 2004 and July 3, 2004, respectively. The change in the fair value of contracts in the first quarter was $7.2 million. There was $(0.4) million and $(6.0) million at October 2, 2004 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At October 2, 2004, the Company had foreign exchange forward contracts for the purchase of 117.0 million U.S. dollars. Contracts for the purchase of
      61.7 million U.S. dollars were entered into during the first quarter of fiscal 2005.

6.    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

      For the thirteen weeks ended October 2, 2004 and September 27, 2003, components of other comprehensive income include foreign currency translation adjustments of $(4.6) million and $2.6 million, respectively and unrealized gains (losses) on derivatives of $5.7 million and $0.0 million, respectively.

                                                                                      13 Weeks Ended
                                                                            -------------------------------
(In thousands)                                                                10/2/2004          9/27/2003
                                                                            ------------       ------------
Net (Loss) Income                                                           $     (3,187)      $        741
Other Comprehensive Income, net of tax of $1,700 and $0, respectively              1,059              2,628
                                                                            ------------       ------------
Comprehensive Income                                                        $     (2,128)      $      3,369
                                                                            ============       ============

      Accumulated other comprehensive income is comprised of the following:

                                                                                              As Of
                                                                                 --------------------------------
(In thousands)                                                                     10/2/2004           7/3/2004
                                                                                 ------------        ------------
Minimum Pension Liability, net of tax of $4,830 and $4,888, respectively         $    (10,037)       $    (10,172)
Unrealized Loss on Derivative, net of tax of $253 and $2,663, respectively               (380)             (6,030)
Foreign Currency Translation                                                           24,144              28,870
                                                                                 ------------        ------------
                                                                                 $     13,727        $     12,668
                                                                                 ============        ============

7.    PENSION BENEFIT PLANS

      The components of net periodic pension cost are as follows:

(In thousands)                                        Domestic                Salton Europe                 Total
13 Weeks Ended:                                 10/2/2004   9/27/2003     10/2/2004     9/27/2003   10/2/2004   9/27/2003
                                               ----------   ---------   -------------   ---------   ---------   ---------
Service cost-benefits earned during the year   $       42   $      42   $          77   $      73   $     119   $     115
Interest cost on projected benefit obligation         176         179             541         466         717         645
Actuarial return on plan assets                      (156)       (166)           (419)       (346)       (575)       (512)
Net amortization and deferral                          65          99             182         177         247         276
                                               ----------   ---------   -------------   ---------   ---------   ---------
          Net pension cost                     $      127   $     154   $         381   $     370   $     508   $     524
                                               ==========   =========   =============   =========   =========   =========

      The Company previously disclosed in its financial statements for the year ended July 3, 2004, that it expected to contribute $0.7 million to its domestic pension plans and $0.3 million to the Salton Europe pension plan in fiscal 2005. As of October 2, 2004, $0.5 million and $0.1 million of contributions have been made to the domestic and Europe plans, respectively.

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

      Major Customers - For the thirteen weeks ended October 2, 2004, two customers accounted 12.3% and 10.5% of net sales, respectively. For the thirteen weeks ended September 27, 2003, no one customer accounted for more than 10% of net sales.

9.    LEGAL PROCEEDINGS

      In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend the Company. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims. The plaintiffs have voluntarily dismissed the Mariss Partners lawsuit.

      In June 2003, the Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical and Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, Salton filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortuously interfered with the contractual relationship between Philips and E&E.

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

      Philips has also filed an action for copyright infringement in the United Kingdom. This suit alleges that the software on the electronic controller of the One:One infringes Philips copyright and seeks unspecified money damages and injunctive relief. At issue were the 55,624 units initially introduced into the United Kingdom; Salton has discontinued the sales of these units. This case is currently pending in the United Kingdom. E&E has intervened in this action, and E&E's motion to dismiss or in the alternative stay this action in favor of the Hong Kong action described above was denied. On October 14, 2004, Salton offered to submit to judgment in this action, and in the event the parties cannot agree on a royalty for the use of this software in the 55,624 units, a judicial determination will have to be made of any monetary award.

      The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

      Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior to filing for bankruptcy. Homeplace's total claimed preferences are approximately $3.5 million. The trial started the first week of November 2004 in the U.S. Bankruptcy Court for the District of Delaware. Settlement discussions to date have not, in Salton's view, been meaningful. Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no material amounts have been accrued for such claims.

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

CONSOLIDATING BALANCE SHEET AS OF OCTOBER 2, 2004
(IN THOUSANDS)

                                                                               GUARANTOR
                                                                   PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                 ---------   ------------  ------------  ---------
                            ASSETS

Current Assets:
  Cash                                                           $     187    $     538     $        -   $     725
  Compensating balances on deposits                                      -            -              -           -
  Accounts receivable, net of allowances                               314      122,729              -     123,043
  Inventories                                                       16,338      166,189        (26,557)    155,970
  Prepaid expenses and other current assets                          3,265        2,678              -       5,943
  Intercompany                                                     116,274      (87,806)           216      28,684
  Deferred income taxes                                              1,314       16,577              -      17,891
                                                                 ---------    ---------     ----------   ---------
     Total Current Assets                                          137,692      220,905        (26,341)    332,256
Property, Plant and Equipment, net                                   9,756       14,280              -      24,036
Investments in Subsidiaries                                        398,657       53,654       (452,311)          -
Tradenames                                                         134,849       10,313                    145,162
Non-current deferred tax asset                                           -            -              -           -
Other Assets                                                        11,300          451              -      11,751
                                                                 ---------    ---------     ----------   ---------
Total Assets                                                     $ 692,254    $ 299,603     $ (478,652)  $ 513,205
                                                                 =========    =========     ==========   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                $       -    $  68,179     $        -   $  68,179
  Accounts payable                                                   1,989        4,534            388       6,911
  Accrued expenses                                                  17,845       16,397              -      34,242
   Income taxes payable                                             (2,282)      (1,496)             -      (3,778)
                                                                 ---------    ---------     ----------   ---------
     Total current liabilities                                      17,552       87,614            388     105,554
Non-current Deferred Income Taxes                                  (10,407)      (9,167)             -     (19,574)
Senior subordinated notes due 2005                                 125,000            -              -     125,000
Senior subordinated notes due 2008, including an adjustment
  of $8,957 to the carrying value related to interest rate swap
  agreements                                                       158,078            -              -     158,078
Term loan and other notes payable                                        -      100,128                    100,128
Other Long Term Liability                                              544        3,602                      4,146
                                                                 ---------    ---------     ----------   ---------
     Total liabilities                                             290,767      182,177            388     473,332
Minority interest                                                        -            -              -           -
Stockholders' Equity                                               401,487      117,426       (479,040)     39,873
                                                                 ---------    ---------     ----------   ---------
Total Liabilities and Stockholders' Equity                       $ 692,254    $ 299,603     $ (478,652)  $ 513,205
                                                                 =========    =========     ==========   =========

                                                                      OTHER      CONSOLIDATED  CONSOLIDATED
                                                                   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                                   ------------  ------------  ------------
                            ASSETS

Current Assets:
  Cash                                                               $ 25,811    $          -   $  26,536
  Compensating balances on deposits                                    34,451               -      34,451
  Accounts receivable, net of allowances                              125,932               -     248,975
  Inventories                                                         142,868               -     298,838
  Prepaid expenses and other current assets                            15,573               -      21,516
  Intercompany                                                        (28,684)              -           -
  Deferred income taxes                                                 5,442               -      23,333
                                                                    ---------    ------------   ---------
     Total Current Assets                                             321,393               -     653,649
Property, Plant and Equipment, net                                     55,723               -      79,759
Investments in Subsidiaries                                                 -               -           -
Tradenames                                                             38,576               -     183,738
Non-current deferred tax asset                                              -          13,192      13,192
Other Assets                                                            2,702               -      14,453
                                                                    ---------    ------------   ---------
Total Assets                                                        $ 418,394    $     13,192   $ 944,791
                                                                    =========    ============   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                    $ 36,870    $          -   $ 105,049
  Accounts payable                                                    151,839               -     158,750
  Accrued expenses                                                     40,945               -      75,187
   Income taxes payable                                                13,245                       9,467
                                                                    ---------    ------------   ---------
     Total current liabilities                                        242,899               -     348,453
Non-current Deferred Income Taxes                                       6,382          13,192           -
Senior subordinated notes due 2005                                          -               -     125,000
Senior subordinated notes due 2008, including an adjustment
  of $8,957 to the carrying value related to interest rate swap
  agreements                                                                -               -     158,078
Term loan and other notes payable                                       1,715               -     101,843
Other Long Term Liability                                              12,709               -      16,855
                                                                    ---------    ------------   ---------
     Total liabilities                                                263,705          13,192     750,229
Minority interest                                                      23,221               -      23,221
Stockholders' Equity                                                  131,468               -     171,341
                                                                    ---------    ------------   ---------
Total Liabilities and Stockholders' Equity                          $ 418,394    $     13,192   $ 944,791
                                                                    =========    ============   =========

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004
(IN THOUSANDS)

                                                                               GUARANTOR
                                                                 PARENT      SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                 ---------   ------------  ------------  ---------
                           ASSETS

Current Assets:
  Cash                                                           $       1    $     903     $        -   $     904
   Compensating balances on deposit                                      -            -              -           -
  Accounts receivable, net of allowances                               311       96,905              -      97,216
  Inventories                                                        5,133      165,189        (28,341)    141,981
  Prepaid expenses and other current assets                          5,054        2,597              -       7,651
  Intercompany                                                     131,818     (104,380)          (756)     26,682
  Deferred income taxes                                                913       16,577              -      17,490
                                                                 ---------    ---------     ----------   ---------
     Total current assets                                          143,230      177,791        (29,097)    291,924
Property, Plant and Equipment,
   Net of Accumulated Depreciation                                  11,016       14,910              -      25,926
Investments in Subsidiaries                                        390,773       53,646       (444,419)          -
Tradenames                                                         134,723       10,313              -     145,036
Non-current deferred tax asset                                           -            -              -           -
 Other Assets                                                       12,442          274              -      12,716
                                                                 ---------    ---------     ----------   ---------
Total Assets                                                     $ 692,184    $ 256,934     $ (473,516)  $ 475,602
                                                                 =========    =========     ==========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                $       -    $  33,189     $        -   $  33,189
  Accounts payable                                                   2,922        2,039           (584)      4,377
  Accrued expenses                                                   9,491       13,478              -      22,969
   Income taxes payable                                             (2,336)      (1,496)             -      (3,832)
                                                                 ---------    ---------     ----------   ---------
     Total current liabilities                                      10,077       47,210           (584)     56,703
Non-current Deferred Income Taxes                                   (8,840)      (9,167)             -     (18,007)
Senior subordinated notes due 2005                                 125,000            -              -     125,000
Senior subordinated notes due 2008, including an adjustment
of $9,581 to the carrying value related to
interest rate swap agreements                                      158,642            -              -     158,642
Long-term debt-revolving credit agreement                                -      100,000              -     100,000
Other notes payable                                                      -          175              -         175
Other long term liabilities                                            418        3,932              -       4,350
                                                                 ---------    ---------     ----------   ---------
     Total liabilities                                             285,297      142,150           (584)    426,863
Minority Interest                                                        -            -              -           -
Stockholders' Equity                                               406,887      114,784       (472,932)     48,739
                                                                 ---------    ---------     ----------   ---------
Total Liabilities and Stockholders' Equity                       $ 692,184    $ 256,934     $ (473,516)  $ 475,602
                                                                 =========    =========     ==========   =========

                                                                      OTHER      CONSOLIDATED  CONSOLIDATED
                                                                   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                                   ------------  ------------  ------------
                           ASSETS

Current Assets:
  Cash                                                              $  45,943    $          -   $  46,847
   Compensating balances on deposit                                    34,000                      34,000
  Accounts receivable, net of allowances                               83,175               -     180,391
  Inventories                                                         111,646               -     253,627
  Prepaid expenses and other current assets                            13,616               -      21,267
  Intercompany                                                        (26,682)              -           -
  Deferred income taxes                                                 8,252               -      25,742
                                                                    ---------    ------------   ---------
     Total current assets                                             269,950               -     561,874
Property, Plant and Equipment,
   Net of Accumulated Depreciation                                     55,226               -      81,152
Investments in Subsidiaries                                                 -               -           -
Tradenames                                                             39,385               -     184,421
Non-current deferred tax asset                                              -          11,589      11,589
 Other Assets                                                           2,800               -      15,516
                                                                    ---------    ------------   ---------
Total Assets                                                          367,361          11,589   $ 854,552
                                                                    =========    ============   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                   $  15,478               -   $  48,667
  Accounts payable                                                    133,294               -     137,671
  Accrued expenses                                                     37,658               -      60,627
   Income taxes payable                                                12,637               -       8,805
                                                                    ---------    ------------   ---------
     Total current liabilities                                        199,067               -     255,770
Non-current Deferred Income Taxes                                       6,418          11,589           -
Senior subordinated notes due 2005                                          -               -     125,000
Senior subordinated notes due 2008, including an adjustment
of $9,581 to the carrying value related to
interest rate swap agreements                                               -               -     158,642
Long-term debt-revolving credit agreement                                   -               -     100,000
Other notes payable                                                       586               -         761
Other long term liabilities                                            12,938               -      17,288
                                                                    ---------    ------------   ---------
     Total liabilities                                                219,009          11,589     657,461
Minority Interest                                                      23,515               -      23,515
Stockholders' Equity                                                  124,837               -     173,576
                                                                    ---------    ------------   ---------
Total Liabilities and Stockholders' Equity                          $ 367,361    $     11,589   $ 854,552
                                                                    =========    ============   =========

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2004 (IN THOUSANDS)

                                                                 GUARANTOR                                                  OTHER
                                               PARENT          SUBSIDIARIES     ELIMINATIONS           TOTAL            SUBSIDIARIES
                                              --------------------------------------------------------------------------------------
Net Sales                                     $ 48,080          $ 149,559         $ (82,150)         $ 115,489             $ 236,812
Cost of Goods Sold                              39,341            124,289           (83,934)            79,696               189,036
Distribution Expenses                                               8,654                 -              8,654                 7,114
                                              --------------------------------------------------------------------------------------
    Gross Profit                                 8,739             16,616             1,784             27,139                40,662
Selling, General and Administrative expenses    14,342             10,286                 -             24,628                32,743
Restructuring Costs                                455                217                 -                672                     -
                                              --------------------------------------------------------------------------------------
    Operating Income                            (6,058)             6,113             1,784              1,839                 7,919
Interest Expense, Net                            7,307              3,479                 -             10,786                 2,252
(Income) Loss from Subsidiary                   (5,043)                (8)            5,051                  -                     -
                                              --------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes             (8,322)             2,642            (3,267)            (8,947)                5,667
Income Tax (Benefit) Expense                    (1,969)                 -                 -             (1,969)                  820
Minority interest                                    -                  -                 -                  -                 1,056
                                              --------------------------------------------------------------------------------------
    Net (Loss) Income                         $ (6,353)         $   2,642         $  (3,267)         $  (6,978)            $   3,791
                                              --------------------------------------------------------------------------------------
                                               CONSOLIDATED      CONSOLIDATED
                                               ELIMINATIONS         TOTALS
                                              -------------------------------
Net Sales                                        $ (78,166)        $ 274,135
Cost of Goods Sold                                 (73,882)          194,850
Distribution Expenses                                                 15,768
                                              ------------------------------
    Gross Profit                                    (4,284)           63,517
Selling, General and Administrative expenses        (4,284)           53,087
Restructuring Costs                                                      672
                                              ------------------------------
    Operating Income                                     -             9,758
Interest Expense, Net                                    -            13,038
(Income) Loss from Subsidiary                            -                 -
                                              ------------------------------
  (Loss) Income Before Income Taxes                      -            (3,280)
Income Tax (Benefit) Expense                             -            (1,149)
Minority interest                                        -             1,056
                                              ------------------------------
    Net (Loss) Income                            $       -         $  (3,187)
                                              -------------------------------

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)

                                                               GUARANTOR                                                OTHER
                                                PARENT        SUBSIDIARIES      ELIMINATIONS           TOTAL         SUBSIDIARIES
                                              -----------------------------------------------------------------------------------
Net Sales                                     $ 72,640          $ 175,878         $ (120,774)         $ 127,744         $ 206,827
Cost of Goods Sold                              55,898            151,057           (116,576)            90,379           162,109
Distribution Expenses                                -             10,981                  -             10,981             5,419
                                              -----------------------------------------------------------------------------------
    Gross Profit                                16,742             13,840             (4,198)            26,384            39,299
Selling, General and Administrative expenses    11,247             23,318                  -             34,565            18,727
Impairment Loss on Intangible Asset                  -                  -                  -                  -                 -
                                              -----------------------------------------------------------------------------------
    Operating Income (Loss)                      5,495             (9,478)            (4,198)            (8,181)           20,572
Interest Expense, Net                            7,232                916                  -              8,148             1,530
Fair Market Value Adjustment on Derivatives          -                  -                  -                  -                 -
(Income) loss from subsidiary                   (5,914)               392              5,522                  -                 -
                                              -----------------------------------------------------------------------------------
  Income (Loss) Before Income Taxes              4,177            (10,786)            (9,720)           (16,329)           19,042
Income Tax (Benefit) Expense                      (370)            (2,839)                 -             (3,209)            4,091
Minority interest                                    -                  -                                                   1,090
                                              -----------------------------------------------------------------------------------
    Net Income (Loss)                         $  4,547          $  (7,947)        $   (9,720)         $ (13,120)        $  13,861
                                              ===================================================================================

                                              CONSOLIDATED       CONSOLIDATED
                                              ELIMINATIONS          TOTALS
                                              -------------------------------
Net Sales                                     $   (96,032)          $ 238,539
Cost of Goods Sold                                (94,532)            157,956
Distribution Expenses                                   -              16,400
                                              -------------------------------
    Gross Profit                                   (1,500)             64,183
Selling, General and Administrative expenses       (1,500)             51,792
Impairment Loss on Intangible Asset                                         -
                                              -------------------------------
    Operating Income (Loss)                             -              12,391
Interest Expense, Net                                   -               9,678
Fair Market Value Adjustment on Derivatives             -                   -
(Income) loss from subsidiary                           -                   -
                                              -------------------------------
  Income (Loss) Before Income Taxes                     -               2,713
Income Tax (Benefit) Expense                            -                 882
Minority interest                                                       1,090
                                              -------------------------------
    Net Income (Loss)                         $         -           $     741
                                              ===============================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2004 (IN THOUSANDS)

                                                                                    GUARANTOR
                                                                   PARENT          SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                                  ---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                              $(6,353)              2,642           $ (3,267)       $ (6,978)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on notes payable                              (564)                  -                  -            (564)
      Deferred income tax provision                                (1,968)                  -                  -          (1,968)
      Depreciation and amortization                                 2,461                 834                  -           3,295
      Bad debt (recovery) provision                                     -              (1,694)                 -          (1,694)
      Loss on disposal of equipment                                     -                  54                  -              54
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                  (5,043)                 (8)             5,051               -
      Inventory valuation adjustment                                    -              (2,252)                 -          (2,252)
      Foreign currency gains and losses                                 -                (478)                 -            (478)
      Minority interest                                                 -                   -                  -               -
      Changes in assets and liabilities:
        Accounts receivable                                            (3)            (23,654)                 -         (23,657)
        Inventories                                               (11,205)              1,252             (1,784)        (11,737)
        Prepaid expenses and other current assets                   1,790                 (81)                 -           1,709
        Decrease in other non-current assets                            -                (177)                 -            (177)
        Accounts payable                                             (934)              3,468                  -           2,534
        Taxes payable                                                  54                   1                  -              55
        Accrued expenses                                           22,123             (14,959)                 -           7,164
                                                                  --------------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                        358             (35,052)                 -         (34,694)
                                                                  --------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (64)               (255)                 -            (319)
        Proceeds from sale of equipment                                 -                   -                  -               -
        Additional payment for tradenames                            (126)                  -                  -            (126)
                                                                  --------------------------------------------------------------
            NET CASH FROM INVESTING ACTIVITIES                       (190)               (255)                 -            (445)
                                                                  --------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from revolving line of credit and other debt        -              35,119                  -          35,119
        Repayment of long-term debt                                     -                (178)                 -            (178)
        Common stock issued                                            18                   -                  -              18
        Increase in compensating balance on deposit                     -                   -                  -               -
                                                                  --------------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                             18              34,941                  -          34,959
                                                                  --------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                 -                   -                  -               -

Net Change in Cash                                                    186                (366)                 -            (180)

Cash, Beginning of Period                                               1                 903                  -             904
                                                                  --------------------------------------------------------------
Cash, End of Period                                               $   187                 538           $      -        $    725
                                                                  ==============================================================

                                                                     OTHER               CONSOLIDATED      CONSOLIDATED
                                                                  SUBSIDIARIES           ELIMINATIONS         TOTALS
                                                                  -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                    3,791                  -              (3,187)
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on notes payable                                   106                  -                (458)
      Deferred income tax provision                                       184                  -              (1,784)
      Depreciation and amortization                                     2,673                  -               5,968
      Bad debt (recovery) provision                                        60                  -              (1,634)
      Loss on disposal of equipment                                        (2)                 -                  52
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                           -                  -                   -
      Inventory valuation adjustment                                        -                  -              (2,252)
      Foreign currency gains and losses                                     -                  -                (478)
      Minority interest                                                 1,056                  -               1,056
      Changes in assets and liabilities:
        Accounts receivable                                           (45,796)                 -             (69,453)
        Inventories                                                   (34,920)                 -             (46,657)
        Prepaid expenses and other current assets                      (2,198)                 -                (489)
        Decrease in other non-current assets                              (61)                 -                (238)
        Accounts payable                                               22,265                  -              24,799
        Taxes payable                                                   1,238                  -               1,293
        Accrued expenses                                               13,997                  -              21,161
                                                                  --------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                        (37,607)                 -             (72,301)
                                                                  --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                           (3,783)                 -              (4,102)
        Proceeds from sale of equipment                                     9                  -                   9
        Additional payment for tradenames                                   -                  -                (126)
                                                                  --------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                          (3,774)                 -              (4,219)
                                                                  --------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from revolving line of credit and other debt       22,764                  -              57,883
        Repayment of long-term debt                                       (42)                 -                (220)
        Common stock issued                                                 -                  -                  18
        Increase in compensating balance on deposit                      (451)                 -                (451)
                                                                  --------------------------------------------------
           NET CASH FROM FINANCING ACTIVITIES                          22,271                  -              57,230
                                                                  --------------------------------------------------
Effect of Exchange Rate Changes on Cash                                (1,021)                 -              (1,021)

Net Change in Cash                                                    (20,131)                 -             (20,311)

Cash, Beginning of Period                                              45,943                  -              46,847
                                                                  --------------------------------------------------
Cash, End of Period                                                    25,811                  -              26,536
                                                                  ==================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)

                                                                            GUARANTOR                                OTHER
                                                                  PARENT   SUBSIDIARIES ELIMINATIONS   TOTAL      SUBSIDIARIES
                                                                  -------- ------------ ------------ ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ 4,547  $ (7,947)     $ (9,720)   $ (13,120)    $ 13,861
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on notes payable and other non-cash items     (565)        -             -         (565)         118
      Deferred income tax provision                                     1         -             -            1          275
       Foreign currency gains and losses                                -       551             -          551            -
      Depreciation and amortization                                 2,340       842             -        3,182        1,990
      Loss on disposal of equipment                                     -         -             -            -           58
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                  (5,914)      392         5,522            -            -
      Minority interest                                                 -         -             -            -        1,090
      Changes in assets and liabilities:
        Accounts receivable                                             -   (25,120)            -      (25,120)     (18,923)
        Inventories                                                (8,426)  (21,193)        4,198      (25,421)      (9,277)
        Prepaid expenses and other current assets                     140    (1,800)            -       (1,660)        (707)
        Increase in other non-current assets                          (71)     (257)            -         (328)           -
        Accounts payable                                            1,223       684             -        1,907       33,109
        Taxes payable                                               5,765    (3,558)            -        2,207        3,885
        Accrued expenses                                           23,762     2,859             -       26,621      (17,106)
                                                                  ---------------------------------------------------------
            NET CASH FROM OPERATING ACTIVITIES                     22,802   (54,547)            -      (31,745)       8,373
                                                                  ---------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (957)     (841)            -       (1,798)      (3,331)
        Additional payment for patents and trademarks             (21,500)        -             -      (21,500)           -
                                                                  ---------------------------------------------------------
           NET CASH FROM INVESTING ACTIVITIES                     (22,457)     (841)            -      (23,298)      (3,331)
                                                                  ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit and other debt        -    51,000             -       51,000            -
       Repayment of long-term debt                                      -      (121)            -         (121)           -
       Costs associated with refinancing                             (347)        -             -         (347)           -
       Common stock issued                                              4         -             -            4            -
        Increase in compensating balances on deposit                    -         -             -            -       (5,600)
                                                                  ---------------------------------------------------------
        NET CASH FROM FINANCING ACTIVITIES                           (343)   50,879             -       50,536       (5,600)
                                                                  ---------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                 -         -             -            -           56
                                                                  ---------------------------------------------------------
Net Change in Cash                                                      2    (4,509)            -       (4,507)        (502)
Cash, Beginning of Period                                               -     8,972             -        8,972       26,730
                                                                  ---------------------------------------------------------
Cash, End of Period                                               $     2  $  4,463      $      -    $   4,465     $ 26,228
                                                                  =========================================================
                                                                         CONSOLIDATED CONSOLIDATED
                                                                         ELIMINATIONS   TOTALS
                                                                         ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ -     $    741
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Imputed interest on notes payable and other non-cash items                 -         (447)
      Deferred income tax provision                                              -          276
       Foreign currency gains and losses                                         -          551
      Depreciation and amortization                                              -        5,172
      Loss on disposal of equipment                                              -           58
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                                -            -
      Minority interest                                                          -        1,090
      Changes in assets and liabilities:                                                      -
        Accounts receivable                                                      -      (44,043)
        Inventories                                                                     (34,698)
        Prepaid expenses and other current assets                                -       (2,367)
        Increase in other non-current assets                                     -         (328)
        Accounts payable                                                         -       35,016
        Taxes payable                                                            -        6,092
        Accrued expenses                                                         -        9,515
                                                                               ----------------
            NET CASH FROM OPERATING ACTIVITIES                                   -      (23,372)
                                                                               ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                     -       (5,129)
        Additional payment for patents and trademarks                            -      (21,500)
                                                                               ----------------
           NET CASH FROM INVESTING ACTIVITIES                                    -      (26,629)
                                                                               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit and other debt                 -       51,000
       Repayment of long-term debt                                               -         (121)
       Costs associated with refinancing                                         -         (347)
       Common stock issued                                                       -            4
        Increase in compensating balances on deposit                             -       (5,600)
                                                                               ----------------
        NET CASH FROM FINANCING ACTIVITIES                                       -       44,936
                                                                               ----------------
Effect of Exchange Rate Changes on Cash                                          -           56
                                                                               ----------------
Net Change in Cash                                                               -       (5,009)
Cash, Beginning of Period                                                        -       35,702
                                                                               ----------------
Cash, End of Period                                                            $ -     $ 30,693
                                                                               ================

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As used in this quarterly report on Form 10-Q, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

      INTRODUCTION

      Salton designs, sources, markets and distributes small appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, tabletop products, time products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions, alliances and internal international growth.

      DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, valuation reserves against deferred tax assets, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities.

      The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. We calculate additional accounts receivable allowances for anticipated future customer returns and claims. This additional accrual covers defective product (warranty), sales returns and other customer allowances. The amounts and trends are analyzed to develop appropriate percentages that are applied against future sales. Based on the procedures outlined herein, and the fact that only one customer accounted for 10.2% of the gross accounts receivable at October 2, 2004 and no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004, we believe there is no concentration of credit risk.

      DERIVATIVE INSTRUMENTS - Our exposure to credit loss on our foreign currency forward contracts in the event of non-performance by the counterparties is believed to be remote due to the requirements that the counterparties consist only of major financial institutions that have a long-term credit rating of single-A or better from both Moody's and Standard & Poor's. Additionally, our foreign currency forward contracts generally have terms of one year or less.

      INVENTORY VALUATION - The Company's domestic inventories are generally determined using the last-in, first-out (LIFO) method. These inventories account for approximately 46.6% and 53.7% of the Company's inventories as of first quarter of fiscal 2005 and first quarter of fiscal 2004, respectively. All remaining inventory cost is determined on the first-in, first-out basis. The Company records inventory at the lower of its cost or net realizable value. Management regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories and for items that we are unable to sell at prices above their original cost. When such items are identified, a charge to operations results to reduce the book value to the net amount expected to be realized upon the sale of such items. There is inherent subjectivity and uncertainty in this estimation process.

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

      INTANGIBLE ASSETS - We record intangible assets through transactions and acquisitions. The cost of acquisitions are allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Goodwill and other intangible assets that have an indefinite life are assessed annually for impairment during the fourth quarter. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using a variety of techniques including discounted future cash flows, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results, which are used in the preparation of projected discounted cash flows.

      INCOME TAXES - Significant management estimates and judgments are required in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As changes occur in our assessments regarding our ability to recover our deferred tax assets, the valuation allowance and the tax provision are adjusted accordingly.

      NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIEs that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended July 3, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIEs.

      QUARTER IN REVIEW

      For the first quarter of fiscal 2005 (thirteen weeks ended October 2, 2004), Salton continued its focus on increasing international opportunities and reducing domestic operating costs in an effort to align U.S. costs with current sales levels and return the domestic business to profitability.

      We continued to implement the U.S. restructuring plan by additional headcount reductions and facility closures in the domestic operations. When fully implemented later this fiscal year, our U.S. restructuring plan is expected to generate at least $40.0 million in annual cost savings through a reduction in operating expenses and a consolidation of U.S. operations.

      In connection with the U.S. restructuring, we recorded pretax charges of $0.7 million in the first quarter of fiscal 2005 for consulting and legal fees and termination and severance costs associated with the headcount reduction in the U.S. These costs affected comparability of reported operating income, net income and earnings per share for the first quarter of fiscal 2005.

      RESULTS OF OPERATIONS

      The following table sets forth our results of operations as a percentage of net sales for the quarters ended:

                                                      13 WEEKS ENDED
                                               --------------------------
                                               OCTOBER 2,   SEPTEMBER 27,
                                                 2004           2003
                                               ----------   -------------
Net sales                                        100.0%        100.0%
Cost of goods sold                                71.1          66.2
Distribution expenses                              5.8           6.9
                                                 -----         -----
      Gross profit                                23.1          26.9
Selling, general and administrative expense       19.4          21.7
                                                 -----         -----
Operating income                                   3.7%          5.2%
                                                 =====         =====

      FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004

      NET SALES AND GROSS PROFIT

      Sales for first quarter of 2005 were $274.1 million compared to $238.5 million in first quarter of 2004. The $35.6 million increase was primarily a result of foreign sales increases including $10.4 million of foreign currency fluctuations. Domestic sales were relatively flat quarter over quarter.

      Foreign sales increases were primarily driven by the Sansui, Russell Hobbs, Carmengirls.com and George Foreman product lines. Management believes Foreman will continue its success overseas as we expand our foreign operations and introduce the Foreman Grill in new markets. In addition, in the first quarter of 2005, we launched the new George Foreman Grills with removable plates (The Next Grilleration) which is expected to help accelerate the replacement cycle among existing customers in North America and further stabilize domestic sales volumes.

      As a percent of net sales, gross profit declined to 23.1% in 2005 compared to 26.9% in 2004, a decrease of 3.8%. This decrease is attributable primarily to rising product costs as a result of increased raw material and petroleum costs and the movement of excess and discontinued product as a result of inventory reduction plans. The Company is pursuing price increases to cover the rise in product costs.

      As a percent of sales, worldwide distribution expenses declined 1.1%. Distribution expense as a percent of net sales was down as a result of U.S. restructuring efforts and increased direct imports.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percent of net sales decreased to 19.4% of net sales or $53.1 million in 2005 compared to 21.7% of net sales or $51.8 million for 2003. Cost reductions achieved under the U.S. restructuring plan were partially offset by increases driven by international expansion and foreign currency fluctuations.

      For first quarter of 2005, as a percent of sales, expenditures for television, royalty expense, certain other media and cooperative advertising and promotional activities decreased to 7.8% from 8.2% of sales for first quarter of 2004. Larger decreases in promotional categories such as cooperative advertising and infomercial expense were partially offset by increases in direct advertising expenditures for planned new product launches.

      RESTRUCTURING COSTS

      As a result of our U.S. restructuring plan, we incurred $0.7 million in restructuring costs associated with consulting and legal fees and termination and severance costs incurred as a result of headcount reduction and consolidation of U.S. operations.

      NET INTEREST EXPENSE

      Net interest expense was $13.0 million for first quarter of fiscal 2005 compared to $9.7 million for first quarter of fiscal 2004. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 10.3% in first quarter of fiscal 2005 compared to 9.5% in first quarter of fiscal 2004. The average amount of all debt outstanding was $428.3 million for first quarter of fiscal 2005 compared to $390.9 million for first quarter of fiscal 2004. This was a result of higher average borrowings under the revolver.

      INCOME TAXES

      The effective tax rate for federal, state, and foreign income taxes was approximately 35.0% for the first quarter of fiscal 2005 versus approximately 32.5% for the first quarter of fiscal 2004. The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate for fiscal 2005 to be approximately 35.0%, which is 16.3% higher than the fiscal 2004 annual effective rate due to a shift in income mix from foreign jurisdictions to the U.S in 2005 as well as non-deductible goodwill impairment charges and the establishment of deferred tax asset valuation allowances recorded in 2004.

      LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOW FROM OPERATIONS

      Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. In first quarter of fiscal 2005, Salton's operations used $72.3 million in cash flow, compared with $23.4 million in first quarter of fiscal 2004. This increase is largely a result of higher inventories and accounts receivable associated with larger worldwide sales. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

      Our cash flow from operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, the Company has recently experienced an upward trend in raw material prices. As a result, the Company may use working capital to build inventories to take advantage of current lower prices.

      The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Great Britain Pound and South Africa Rand against United States Dollars.

      INVESTING ACTIVITIES

      In fiscal 2004, we made the final installment payment associated with the acquisition of the George Foreman tradename. This was the primary reason for the reduction of cash flow usage of $22.4 million in first quarter of 2005 compared to first quarter of 2004.

      We incurred approximately $4.1 million for capital expenditures during first quarter of fiscal 2005 including approximately $2.6 million in construction-in-progress for a warehouse renovation in Europe.

      FINANCING ACTIVITIES

      We had net proceeds from worldwide credit facilities of $57.9 million. The increase in facility usage represents a seasonal increase in working capital that was financed through our credit facilities in the U.S. and the U.K.

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

      As of October 2, 2004, we had borrowed $167.8 million under the senior secured revolving credit facility, $100.0 million of which is included in long-term liabilities. We had approximately $19.0 million available under this facility for future borrowings.

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

      Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 5.0%, equaling 7.0% at October 2, 2004; or the Base Rate (prime rate), plus 3.0%, equaling 7.75% at October 2, 2004. The Company has the option to convert any base rate loan to LIBOR rate loan, which includes an applicable margin of 5.0%. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

      SENIOR SUBORDINATED NOTES

      In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10 -3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12 -1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $9.0 million related to the fair value of interest rate swap agreements that have been monetized).

      The indenture governing our 12 -1/4% senior subordinated notes due 2008 and 10 -3/4% senior subordinated notes due 2005 contains, covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make certain other restricted payments, create certain liens, enter into certain transactions with affiliates, enter into sale and lease-back transactions, sell assets or enter into certain mergers and consolidations.

      Interest is payable on the 10 -3/4 % senior subordinated notes on June 15th and December 15th of each year in an amount equal to approximately $6.7 million on each payment date. Interest is payable on the 12 -1/4 % senior subordinated notes on April 15th and October 15th of each year in an amount equal to approximately $9.2 million on each payment date.

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

      On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended their facility agreement with Hong Kong Shanghai Bank. As of October 2, 2004, there was $32.3 million utilized under the facility included in other current debt.

      FORWARD LOOKING

      We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

      One or more of our overseas manufacturers, including some of our major suppliers, have recently been experiencing financial difficulties due to challenging business and economic conditions. If we are required to, or decide to, transition some of our production to different suppliers, the cost and availability of certain of our products during such a transition could be adversely affected.

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

      We have $125.0 million of 10 -3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. We may incur additional debt, or may issue debt or equity securities, to repay and/or refinance the 10 -3/4% senior subordinated notes on or before maturity. The availability and attractiveness of any outside sources of funds will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you that such additional funds will be available, or if available, that such funds will be on terms we find acceptable.

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

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $1.5 million and $8.7 million at October 2, 2004 and July 3, 2004, respectively. The change in the fair value of contracts in the first quarter was $7.2 million. There was $(0.4) million and $(6.0) million at October 2, 2004 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At October 2, 2004, the Company had foreign exchange forward contracts for the purchase of 117.0 million U.S. dollars. Contracts for the purchase of
      61.7 million U.S. dollars were entered into during the first quarter of fiscal 2005.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend the Company. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims. The plaintiffs have voluntarily dismissed the Mariss Partners lawsuit.

      In June 2003 the Company received a letter from Philips Domestic Appliances and Personal Care B.V. (Philips) accusing Salton of interfering in a contractual relationship between Philips and a manufacturing source for Salton, Electrical and Electronics (E&E), misappropriating trade secrets and infringing other unspecified intellectual property rights in connection with its development and marketing of the One:One single serve coffee maker. On August 14, 2003, Salton filed a complaint in the United States District Court for the Northern District of Illinois seeking a declaratory judgment that the Company had not infringed the alleged trade secret rights of Philips and had not tortuously interfered with the contractual relationship between Philips and E&E.

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

      Philips has also filed an action for copyright infringement in the United Kingdom. This suit alleges that the software on the electronic controller of the One:One infringes Philips copyright and seeks unspecified money damages and injunctive relief. At issue were the 55,624 units initially introduced into the United Kingdom; Salton has discontinued the sales of these units. This case is currently pending in the United Kingdom. E&E has intervened in this action, and E&E's motion to dismiss or in the alternative stay this action in favor of the Hong Kong action described above was denied. On October 14, 2004, Salton offered to submit to judgment in this action, and in the event the parties cannot agree on a royalty for the use of this software in the 55,624 units, a judicial determination will have to be made of any monetary award.

      The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

      Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior to filing for bankruptcy. Homeplace's total claimed preferences are approximately $3.5 million. The trial started the first week of November 2004 in the U.S. Bankruptcy Court for the District of Delaware. Settlement discussions to date have not, in Salton's view, been meaningful. Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no material amounts have been accrued for such claims.

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

Date: November 12, 2004           SALTON, INC.

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