Form 10-Q
period 2005-01-01
SALTON INC
filed 2005-02-10
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended January 1, 2005 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From ________ to _________.

     Commission file number:  0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                        36-3777824
                --------                                     ----------------
     (State of other jurisdiction of                         (I.R.S. Employer
     Incorporation or organization)                       Identification Number)

            1955 Field Court                                       60045
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 4, 2005, 11,376,297 shares of its $0.01 par value Common Stock.


                                                                                            PAGE NO.
                                                                                            --------

PART I                 FINANCIAL INFORMATION

           Item 1:     Consolidated Financial Statements (Unaudited)

                       Consolidated Balance Sheets - January 1, 2005 and December 27, 2003   3

                       Consolidated Statements of Income - Thirteen weeks ended
                       January 1, 2005 and December 27, 2003 and Twenty-six weeks ended January 1, 2005 and December 27, 2003

                       Consolidated Statements of Cash Flows - Twenty-six weeks ended         5
                       January 1, 2005 and December 27, 2003

                       Notes to Consolidated Financial Statements                            6

           Item 2:     Management's Discussion and Analysis of Financial Condition and       20
                       Results of Operations

           Item 3:     Quantitative and Qualitative Disclosures About Market Risk            28

                       Controls and Procedures
           Item 4:                                                                           29


PART II                OTHER INFORMATION

           Item 1:     Legal Proceedings                                                     29

           Item 4:     Submission of Matters to a Vote of Security Holders                   32

                       Signature                                                             33

           Item 6:     Exhibits                                                              34

                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                JANUARY 1, 2005   JULY 3, 2004
                                                                ---------------   ------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $  37,370       $  46,847
  Compensating balances on deposit                                    34,465          34,000
  Accounts receivable, less allowances                               279,734         180,391
  Inventories                                                        277,861         253,627
  Prepaid expenses and other current assets                           19,001          21,267
  Deferred income taxes                                               24,104          25,742
                                                                   ---------       ---------
    Total Current Assets                                             672,535         561,874
Property, Plant and Equipment, net                                    78,985          81,152
Tradenames                                                           186,484         184,421
Non-Current Deferred Tax Asset                                        17,668          11,589
Other Assets                                                          14,439          15,516
                                                                   ---------       ---------
TOTAL ASSETS                                                       $ 970,111       $ 854,552
                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                  $ 127,570       $  48,667
  Senior subordinated notes due 2005 - current                       125,000              --
  Accounts payable                                                   133,258         137,671
  Accrued expenses                                                    85,004          60,627
  Income taxes payable                                                14,134           8,805
                                                                   ---------       ---------
    Total Current Liabilities                                        484,966         255,770
Senior Subordinated Notes Due 2005                                        --         125,000
Senior Subordinated Notes due 2008, including an adjustment of
    $8,332 and $9,581 to the carrying value related
    to interest rate swap agreements, respectively                   157,515         158,642
Term Loan and Other Notes Payable                                    101,943         100,761
Other Long Term Liabilities                                           17,683          17,288
                                                                   ---------       ---------
                                                                     762,107         657,461
Minority Interest                                                     26,347          23,515
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value; authorized, 2,000,000
    shares; 40,000 shares issued                                          --              --
  Common Stock, $0.01 par value; authorized, 40,000,000
    shares; issued and outstanding: 2005-11,376,297 shares;
    2004-11,370,282 shares                                               148             148
   Treasury Stock - at cost                                          (65,793)        (65,793)
   Additional Paid-In Capital                                         96,107          96,147
   Accumulated Other Comprehensive Income                             21,219          12,668
   Retained Earnings                                                 129,976         130,406
                                                                   ---------       ---------
    Total Stockholders' Equity                                       181,657         173,576
                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 970,111       $ 854,552
                                                                   =========       =========


                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                          13 WEEKS ENDED                          26 WEEKS ENDED
                                               ----------------------------------       ------------------------------------
                                               January 1, 2005  December 27, 2003       January 1, 2005    December 27, 2003
                                               --------------   -----------------       ---------------    -----------------
NET SALES                                        $    376,976     $    397,103          $    651,111         $    635,642
Cost of Goods Sold                                    256,090          252,674               450,940              410,630
Distribution Expenses                                  21,330           21,051                37,098               37,451
                                                 ------------     ------------          ------------         ------------
GROSS PROFIT                                           99,556          123,378               163,073              187,561
Selling, General and Administrative Expenses           77,462           90,514               130,549              142,306
Restructuring Costs                                       118               --                   790                   --
                                                 ------------     ------------          ------------         ------------
OPERATING INCOME                                       21,976           32,864                31,734               45,255
Interest Expense, net                                  13,807           10,333                26,845               20,011
                                                 ------------     ------------          ------------         ------------
INCOME BEFORE INCOME TAXES                              8,169           22,531                 4,889               25,244
Income Tax Expense                                      2,835            7,411                 1,686                8,293
Minority Interest, net of tax                           2,577            2,774                 3,633                3,864
                                                 ------------     ------------          ------------         ------------
NET INCOME (LOSS)                                $      2,757     $     12,346          $       (430)        $     13,087
                                                 ============     ============          ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,372,138       11,189,836            11,371,542           11,188,496

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                   15,138,664       15,307,519            11,371,542           15,206,259

Net Income (Loss) per Common Share: Basic        $       0.24     $       1.10          $      (0.04)        $       1.17

Net Income (Loss) per Common Share: Diluted      $       0.18     $       0.81          $      (0.04)        $       0.86



                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(IN THOUSANDS)                                                                                 26 WEEKS ENDED
                                                                                       ---------------------------
                                                                                        JANUARY 1,     DECEMBER 27,
                                                                                           2005           2003
                                                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                                     $    (430)     $  13,087
  Adjustments to Reconcile Net (Loss) Income to Net Cash from Operating Activities:
    Imputed interest on notes payable and other non-cash items                               (910)          (908)
    Deferred income tax provision                                                          (5,878)           134
    Depreciation and amortization                                                          12,125         10,877
    Bad debt (recovery) provision                                                          (1,468)         1,063
    Loss on disposal of equipment                                                              38             63
    Inventory valuation adjustment                                                           (899)         1,262
    Foreign currency gains and losses                                                        (925)           344
    Minority interest, net of tax                                                           3,633          3,864
    Changes in assets and liabilities:
       Accounts receivable                                                                (90,087)      (139,222)
       Inventories                                                                        (15,386)       (20,173)
       Prepaid expenses and other current assets                                            2,164         (4,333)
       Other non-current assets                                                              (715)          (372)
       Accounts payable                                                                    (9,769)        55,540
       Income taxes payable                                                                 4,579         16,440
       Accrued expenses                                                                    22,268         21,900
                                                                                        ---------      ---------
          NET CASH FROM OPERATING ACTIVITIES                                              (81,660)       (40,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (5,962)        (9,058)
  Proceeds from sale of property and equipment                                                136             --
  Additional payment for tradenames                                                          (251)       (21,666)
                                                                                        ---------      ---------
          NET CASH FROM INVESTING ACTIVITIES                                               (6,077)       (30,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                                79,080         70,976
  Repayment of long term debt                                                                (486)          (429)
  Distributions to minority shareholders                                                   (2,296)            --
  Costs associated with refinancing                                                          (217)          (575)
  Common stock issued                                                                          27             42
  Increase in compensating balances on deposit                                               (465)        (5,600)
                                                                                        ---------      ---------
          NET CASH FROM FINANCING ACTIVITIES                                               75,643         64,414
                                                                                        ---------      ---------
Effect of Exchange Rate Changes on Cash                                                     2,617            338
                                                                                        ---------      ---------
Net Change in Cash                                                                         (9,477)        (6,406)
Cash, Beginning of Period                                                                  46,847         35,702
                                                                                        ---------      ---------
Cash, End of Period                                                                     $  37,370      $  29,296
                                                                                        =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                              $  23,190      $  19,018
  Income taxes, net of (refunds)                                                        $   3,964      $  (8,376)



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

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and APB No. 25, "Accounting for Stock Issued to Employees." This statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this statement for the first quarter of fiscal 2006, beginning July 3, 2005, and is currently evaluating the impact on its financial statements.

     On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has completed its evaluation of the repatriation provision of the Act and does not intend to apply this provision to qualifying earnings repatriations. The Company currently has options to employ lower tax alternatives for potential future foreign earnings repatriations, including accumulated foreign earnings that were previously taxed in the U.S., as well as the use of the Company's U.S. net operating loss carryforward.

3.   FINANCING ARRANGEMENTS

     On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to (pound)8 million ($15.3 million) and a money market borrowing facility of up to (pound)7 million ($13.4 million). In addition, Salton Europe has an invoice finance facility of between (pound)15 and (pound)40 million ($28.7 million and $76.6 million) depending on seasonality and accounts receivable levels. As of January 1, 2005, there was $41.4 million outstanding under the facility, which is included in other current debt.

     The Company has $125.0 million of 10 3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. As of January 1, 2005, the notes have been reclassified to current debt.

4.   STOCK-BASED COMPENSATION

     At January 1, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 10 of the Company's 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."


                                                                              13 WEEKS ENDED                26 WEEKS ENDED
                                                                        --------------------------   -------------------------
                                                                        January 1,    December 27,   January 1,    December 27,
(In thousands except earnings per share)                                  2005            2003          2005           2003
                                                                        ---------     -----------    ---------     -----------
Net income (loss) - as reported                                          $ 2,757        $ 12,346       $ (430)      $ 13,087
Less:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related taxes         287             427          572            854
                                                                         -------        --------      -------       --------
Net income (loss) - pro forma                                            $ 2,470        $ 11,919      $(1,002)      $ 12,233
                                                                         =======        ========      =======       ========

Earnings (Loss) per share - basic
   As reported                                                            $ 0.24          $ 1.10      $ (0.04)        $ 1.17
   Pro forma                                                                0.22            1.07        (0.09)          1.09
Earnings (Loss) per share - diluted
   As reported                                                            $ 0.18          $ 0.81      $ (0.04)        $ 0.86
   Pro forma                                                                0.16            0.78        (0.09)          0.80

5.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

     Options and warrants to purchase 2,524,372 shares of common stock at a price range of $5.83 to $37.00 per share and 1,155,070 shares of common stock at a price range of $13.92 to $37.00 per share were outstanding at January 1, 2005 and December 27, 2003, respectively, but were not included in the computation of diluted shares because the exercise prices were greater than the average market price of the common shares. Options to purchase 270,000 common shares at a price of $29.25 per share were not included in the computation of diluted shares for the twenty-six weeks ended December 27, 2003 because the options were contingent upon the Company's share price reaching specified targets for a specified period of time.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $5.7 million and $8.7 million at January 1, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the second quarter was $4.2 million. There was $(2.3) million and $(6.0) million at January 1, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At January 1, 2005, the Company had foreign exchange forward contracts for the purchase of 70.7 million U.S. dollars. Contracts for the purchase of 25.9 million U.S. dollars were entered into during the second quarter of fiscal 2005.

7.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended January 1, 2005 and December 27, 2003, components of other comprehensive income include foreign currency translation adjustments of $9.4 million and $8.3 million, respectively and derivative liability adjustments of $(1.9) million and $(5.2) million, respectively. For the twenty-six weeks ended January 1, 2005 and December 27, 2003, components of other comprehensive income include foreign currency translation adjustments of $4.9 million and $10.9 million, respectively and derivative liability adjustments of $3.7 million and $(5.2) million, respectively.


                                                                  13 Weeks Ended                      26 Weeks Ended
                                                            -----------------------------      ---------------------------
(In thousands)                                              January 1,       December 27,       January 1,     December 27,
                                                               2005              2003              2005            2003
                                                            ----------       ------------      ----------      -----------
Net Income (Loss)                                              $ 2,757           $ 12,346        $ (430)        $ 13,087
Other Comprehensive Income, net of tax of
  $(594) and $1,564, $1,157 and $1,568, respectively             7,492              3,104         8,551            5,732
                                                              --------           --------       -------         --------
Comprehensive Income                                          $ 10,249           $ 15,450       $ 8,121         $ 18,819
                                                              ========           ========       =======         ========



Accumulated other comprehensive income is comprised of the following:


                                                                                                 As Of
                                                                                     ------------------------------
(In thousands)                                                                       January 1, 2005   July 3, 2004
                                                                                     ---------------   ------------
Minimum Pension Liability, net of tax of $5,041 and $4,888, respectively                $ (10,530)     $ (10,172)
Unrealized Loss on Derivative, net of tax of $1,014 and $2,663, respectively               (2,297)        (6,030)
Foreign Currency Translation                                                               34,046         28,870
                                                                                         --------       --------
                                                                                         $ 21,219       $ 12,668
                                                                                         ========       ========


8.   PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:


(In thousands)                                           Domestic            Salton Europe             Total
13 Weeks Ended:                                    1/1/2005  12/27/2003   1/1/2005  12/27/2003  1/1/2005  12/27/2003
                                                   --------  ----------   --------  ----------  --------  ----------
   Service cost-benefits earned during the year      $  42      $  42      $  79      $  73      $ 121      $ 115
   Interest cost on projected benefit obligation       176        179        559        466        735        645
   Actuarial return on plan assets                    (156)      (166)      (433)      (346)      (589)      (512)
   Net amortization and deferral                        65         99        188        177        253        276
                                                     -----      -----      -----      -----      -----      -----
             Net pension cost                        $ 127      $ 154      $ 393      $ 370      $ 520      $ 524
                                                     =====      =====      =====      =====      =====      =====

(In thousands)                                           Domestic               Salton Europe                Total
26 Weeks Ended:                                   1/1/2005   12/27/2003     1/1/2005   12/27/2003     1/1/2005   12/27/2003
                                                  --------   ----------     --------   ----------     ---------------------
   Service cost-benefits earned during the year      $  84      $  84        $  156         $ 147      $   240      $   231
   Interest cost on projected benefit obligation       353        357         1,100           932        1,453        1,289
   Actuarial return on plan assets                    (311)      (331)         (852)         (693)      (1,163)      (1,024)
   Net amortization and deferral                       129        197           370           353          499          550
                                                     -----      -----        ------         -----      -------      -------
             Net pension cost                        $ 255      $ 307        $  774         $ 739      $ 1,029      $ 1,046
                                                     =====      =====        ======         =====      =======      =======


     The Company previously disclosed in its financial statements for the year ended July 3, 2004, that it expected to contribute $0.7 million to its domestic pension plans and $0.3 million to the Salton Europe pension plan in fiscal 2005. As of January 1, 2005, $0.5 million and $0.2 million of contributions have been made to the domestic and Europe plans, respectively.

9.   OPERATING SEGMENTS AND MAJOR CUSTOMERS

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

     Major Customers - For the thirteen weeks ended January 1, 2005, one customer accounted for 13.4% of total net sales. During the same period of fiscal 2004, one customer accounted for 11.5% of total net sales. For the first half of fiscal 2005, two customers accounted for 13.0% and 10.1% of total net sales, respectively. During the first half of fiscal 2004, no one customer accounted for more than 10.0% of net sales.

10.  LEGAL PROCEEDINGS

     SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend the Company. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims. The plaintiffs have voluntarily dismissed the Mariss Partners lawsuit.

     PHILIPS

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

     PRODUCT LIABILITY

     On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney is seeking to convert the lawsuit into a class action suit.

     The manufacturer of the product and its insurer are defending this lawsuit. The Company's attorneys and its insurers are cooperating in the defense of the lawsuit.

     Shortly after receiving notice of the lawsuit, the Company voluntarily suspended selling the product. The Company believes that at substantially the same time, the two retailers who had purchased the kettle from the Company also suspended selling the product. Based on information received from the two retailers, the Company believes that only a limited number of the kettles were sold to consumers. The Company voluntarily contacted the U.S. Food and Drug Administration and has shared its information and test results concerning the product with the agency.

     The Company is reviewing the status of any other similar products, which the same manufacturer has sold to the Company in recent years.

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

11.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

CONSOLIDATING BALANCE SHEET AS OF JANUARY 1, 2005
(IN THOUSANDS)


                                                                      GUARANTOR
                                                          PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                        ---------------------------------------------------
                    ASSETS
Current Assets:
  Cash                                                  $       1    $     700    $      --    $     701
  Compensating balances on deposits                            --           --           --           --
  Accounts receivable, net of allowances                       --      127,318           --      127,318
  Inventories                                              12,350      156,078      (23,702)     144,726
  Prepaid expenses and other current assets                 2,793        3,820           --        6,613
  Intercompany                                            114,711      (69,484)        (170)      45,057
  Deferred income taxes                                     1,314       16,577           --       17,891
                                                        ------------------------------------------------
    Total Current Assets                                  131,169      235,009      (23,872)     342,306
  Property, Plant and Equipment, net                        8,611       13,482           --       22,093
  Investments in Subsidiaries                             412,759       53,674     (466,433)          --
  Tradenames                                              134,974       10,313           --      145,287
  Non-current deferred tax asset                               --           --           --           --
  Other Assets                                             10,414          861           --       11,275
                                                        ------------------------------------------------
  Total Assets                                          $ 697,927    $ 313,339    $(490,305)   $ 520,961
                                                        ================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt       $      --    $  81,507    $      --    $  81,507
  Senior subordinated notes due 2005                      125,000           --           --      125,000
  Accounts payable                                          2,068        4,039            2        6,109
  Accrued expenses                                          9,665       14,071           --       23,736
  Income taxes payable                                      4,438       (1,469)          --        2,969
                                                        ------------------------------------------------
    Total current liabilities                             141,171       98,148            2      239,321
  Non-current Deferred Income Taxes                       (12,237)      (9,167)          --      (21,404)
  Senior subordinated notes due 2008,
    including an adjustment of $8,332 to the carrying
    value related to interest rate swap agreements        157,515           --           --      157,515
  Term loan and other notes payable                            --      100,082           --      100,082
  Other Long Term Liability                                   486        3,651           --        4,137
                                                        ------------------------------------------------
    Total liabilities                                     286,935      192,714            2      479,651
  Minority interest                                            --           --           --           --
  Stockholders' Equity                                    410,992      120,625     (490,307)      41,310
                                                        ------------------------------------------------
  Total Liabilities and Stockholders' Equity            $ 697,927    $ 313,339    $(490,305)   $ 520,961
                                                        ================================================


                                                           OTHER        CONSOLIDATED    CONSOLIDATED
                                                        SUBSIDIARIES    ELIMINATIONS       TOTALS
                                                        --------------------------------------------
Current Assets:
  Cash                                                    $  36,669      $      --        $  37,370
  Compensating balances on deposits                          34,465             --           34,465
  Accounts receivable, net of allowances                    152,416             --          279,734
  Inventories                                               133,135             --          277,861
  Prepaid expenses and other current assets                  12,388             --           19,001
  Intercompany                                              (45,057)            --               --
  Deferred income taxes                                       6,213             --           24,104
                                                          -----------------------------------------
    Total Current Assets                                    330,229             --          672,535
  Property, Plant and Equipment, net                         56,892             --           78,985
  Investments in Subsidiaries                                    --             --               --
  Tradenames                                                 41,197             --          186,484
  Non-current deferred tax asset                                 --         17,668           17,668
  Other Assets                                                3,164             --           14,439
                                                          -----------------------------------------
  Total Assets                                            $ 431,482      $  17,668        $ 970,111
                                                          =========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt         $  46,063      $      --        $ 127,570
  Senior subordinated notes due 2005                             --             --          125,000
  Accounts payable                                          127,149             --          133,258
  Accrued expenses                                           61,268             --           85,004
  Income taxes payable                                       11,165             --           14,134
                                                          -----------------------------------------
    Total current liabilities                               245,645             --          484,966
  Non-current Deferred Income Taxes                           3,736         17,668               --
  Senior subordinated notes due 2008,
    including an adjustment of $8,332 to the carrying
    value related to interest rate swap agreements               --             --          157,515
  Term loan and other notes payable                           1,861             --          101,943
  Other Long Term Liability                                  13,546             --           17,683
                                                          -----------------------------------------
    Total liabilities                                       264,788         17,668          762,107
  Minority interest                                          26,347             --           26,347
  Stockholders' Equity                                      140,347             --          181,657
                                                          -----------------------------------------
  Total Liabilities and Stockholders' Equity              $ 431,482      $  17,668        $ 970,111
                                                          =========================================

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004
(IN THOUSANDS)


                                                                      GUARANTOR
                                                          PARENT    SUBSIDIARIES  ELIMINATIONS        TOTAL
                                                        -----------------------------------------------------
                   ASSETS
Current Assets:
  Cash                                                 $       1      $     903      $      --      $     904
  Compensating balances on deposit                            --             --             --             --
  Accounts receivable, net of allowances                     311         96,905             --         97,216
  Inventories                                              5,133        165,189        (28,341)       141,981
  Prepaid expenses and other current assets                5,054          2,597             --          7,651
  Intercompany                                           131,818       (104,380)          (756)        26,682
  Deferred income taxes                                      913         16,577             --         17,490
                                                       ------------------------------------------------------
     Total current assets                                143,230        177,791        (29,097)       291,924
Property, Plant and Equipment,
   Net of Accumulated Depreciation                        11,016         14,910             --         25,926
Investments in Subsidiaries                              390,773         53,646       (444,419)            --
Tradenames                                               134,723         10,313             --        145,036
Non-current deferred tax asset                                --             --             --             --
 Other Assets                                             12,442            274             --         12,716
                                                       ------------------------------------------------------
Total Assets                                           $ 692,184      $ 256,934      $(473,516)     $ 475,602
                                                       ======================================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt      $      --      $  33,189      $      --      $  33,189
  Accounts payable                                         2,922          2,039           (584)         4,377
  Accrued expenses                                         9,491         13,478             --         22,969
  Income taxes payable                                    (2,336)        (1,496)            --         (3,832)
                                                       ------------------------------------------------------
     Total current liabilities                            10,077         47,210           (584)        56,703
Non-current Deferred Income Taxes                         (8,840)        (9,167)            --        (18,007)
Senior subordinated notes due 2005                       125,000             --             --        125,000
Senior subordinated notes due 2008, including
    an adjustment of $9,581 to the carrying
    value related to interest rate swap agreements       158,642             --             --        158,642
Long-term debt-revolving credit agreement                     --        100,000             --        100,000
Other notes payable                                           --            175             --            175
Other long term liabilities                                  418          3,932             --          4,350
                                                       ------------------------------------------------------
     Total liabilities                                   285,297        142,150           (584)       426,863
Minority Interest                                             --             --             --             --
Stockholders' Equity                                     406,887        114,784       (472,932)        48,739
                                                       ------------------------------------------------------
Total Liabilities and Stockholders' Equity             $ 692,184      $ 256,934      $(473,516)     $ 475,602
                                                       ======================================================


                                                          OTHER      CONSOLIDATED   CONSOLIDATED
                                                       SUBSIDIARIES  ELIMINATIONS      TOTALS
                                                       ------------------------------------------
Current Assets:
  Cash                                                 $  45,943      $      --         $  46,847
  Compensating balances on deposit                        34,000             --            34,000
  Accounts receivable, net of allowances                  83,175             --           180,391
  Inventories                                            111,646             --           253,627
  Prepaid expenses and other current assets               13,616             --            21,267
  Intercompany                                           (26,682)            --                --
  Deferred income taxes                                    8,252             --            25,742
                                                       ------------------------------------------
     Total current assets                                269,950             --           561,874
Property, Plant and Equipment,
   Net of Accumulated Depreciation                        55,226             --            81,152
Investments in Subsidiaries                                   --             --                --
Tradenames                                                39,385             --           184,421
Non-current deferred tax asset                                --         11,589            11,589
 Other Assets                                              2,800             --            15,516
                                                       ------------------------------------------
Total Assets                                           $ 367,361      $  11,589         $ 854,552
                                                       ==========================================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt      $  15,478      $      --            48,667
  Accounts payable                                       133,294             --           137,671
  Accrued expenses                                        37,658             --            60,627
  Income taxes payable                                    12,637             --             8,805
                                                       ------------------------------------------
     Total current liabilities                           199,067             --           255,770
Non-current Deferred Income Taxes                          6,418         11,589                --
Senior subordinated notes due 2005                            --             --           125,000
Senior subordinated notes due 2008, including
    an adjustment of $9,581 to the carrying
    value related to interest rate swap agreements            --             --           158,642
Long-term debt-revolving credit agreement                     --             --           100,000
Other notes payable                                          586             --               761
Other long term liabilities                               12,938             --            17,288
                                                       ------------------------------------------
     Total liabilities                                   219,009         11,589           657,461
Minority Interest                                         23,515             --            23,515
Stockholders' Equity                                     124,837             --           173,576
                                                       ------------------------------------------
Total Liabilities and Stockholders' Equity             $ 367,361      $  11,589         $ 854,552
                                                       ==========================================

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005 (IN THOUSANDS)


                                                  GUARANTOR                                 OTHER        CONSOLIDATED   CONSOLIDATED
                                      PARENT     SUBSIDIARIES  ELIMINATIONS     TOTAL    SUBSIDIARIES    ELIMINATIONS       TOTALS
                                    ------------------------------------------------------------------------------------------------
Net Sales                           $  70,297     $ 191,908     $(109,824)   $ 152,381     $ 306,357     $ (81,762)     $ 376,976
Cost of Goods Sold                     57,147       161,976      (112,679)     106,444       226,025       (76,379)       256,090
Distribution Expenses                      --        10,110            --       10,110        11,220                       21,330
                                    ------------------------------------------------------------------------------------------------
    Gross Profit                       13,150        19,822         2,855       35,827        69,112        (5,383)        99,556
Selling, General and
  Administrative expenses              16,641        12,380            --       29,021        53,824        (5,383)        77,462
Restructuring Costs                      (102)          220            --          118            --                          118
                                    ------------------------------------------------------------------------------------------------
    Operating Income                   (3,389)        7,222         2,855        6,688        15,288            --         21,976
Interest Expense, net                   7,028         4,042            --       11,070         2,737            --         13,807
Income (Loss) from Subsidiary          (8,509)          (20)        8,529           --            --            --             --
                                    ------------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes    (1,908)        3,200        (5,674)      (4,382)       12,551            --          8,169
Income Tax (Benefit) Expense           (1,830)           --            --       (1,830)        4,665            --          2,835
Minority Interest, net of tax              --            --            --           --         2,577            --          2,577
                                    ------------------------------------------------------------------------------------------------
    Net (Loss) Income               $     (78)    $   3,200     $  (5,674)   $  (2,552)    $   5,309     $      --      $   2,757
                                    ------------------------------------------------------------------------------------------------





CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003 (IN THOUSANDS)

                                                   GUARANTOR                               OTHER       CONSOLIDATED   CONSOLIDATED
                                        PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES   ELIMINATIONS      TOTALS
                                      -------------------------------------------------------------------------------------------
Net Sales                             $  94,317   $ 265,320     $(152,655)   $ 206,982    $ 289,853     $ (99,732)    $ 397,103
Cost of Goods Sold                       72,454     221,949      (155,770)     138,633      211,573       (97,532)      252,674
Distribution Expenses                        --      12,859            --       12,859        8,192            --        21,051
                                      -------------------------------------------------------------------------------------------
    Gross Profit                         21,863      30,512         3,115       55,490       70,088        (2,200)      123,378
Selling, General and
 Administrative expenses                 14,139      37,508            --       51,647       40,367        (1,500)       90,514
                                      -------------------------------------------------------------------------------------------
    Operating Income (Loss)               7,724      (6,996)        3,115        3,843       29,721          (700)       32,864
Interest Expense, net                     6,933       1,571            --        8,504        1,829            --        10,333
Income (Loss) from Subsidiary           (10,177)        216         9,961           --           --            --            --
                                      -------------------------------------------------------------------------------------------
  Income (Loss) Before Income Taxes      10,968      (8,783)       (6,846)      (4,661)      27,892          (700)       22,531
Income Tax (Benefit) Expense              1,252      (1,274)           --          (22)       7,433            --         7,411
Minority Interest, net of tax                --          --                                   2,774            --         2,774
                                      -------------------------------------------------------------------------------------------
    Net Income (Loss)                 $   9,716   $  (7,509)    $  (6,846)   $  (4,639)   $  17,685     $    (700)    $  12,346
                                      ===========================================================================================

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY SIX WEEKS ENDED JANUARY 1, 2005 (IN THOUSANDS)


                                                GUARANTOR                                   OTHER       CONSOLIDATED   CONSOLIDATED
                                      PARENT   SUBSIDIARIES  ELIMINATIONS       TOTAL    SUBSIDIARIES   ELIMINATIONS      TOTALS
                                    ----------------------------------------------------------------------------------------------
Net Sales                           $ 118,377    $ 341,466    $(191,974)     $ 267,869    $ 543,170      $(159,928)     $ 651,111
Cost of Goods Sold                     96,488      286,266     (196,613)       186,141      415,060       (150,261)       450,940
Distribution Expenses                      --       18,763           --         18,763       18,335             --         37,098
                                    ----------------------------------------------------------------------------------------------
  Gross Profit                         21,889       36,437        4,639         62,965      109,775         (9,667)       163,073
Selling, General and
  Administrative expenses              30,984       22,665           --         53,649       86,567         (9,667)       130,549
Restructuring Costs                       354          436           --            790           --                           790
                                    ----------------------------------------------------------------------------------------------
  Operating Income                     (9,449)      13,336        4,639          8,526       23,208             --         31,734
Interest Expense, net                  14,335        7,521           --         21,856        4,989             --         26,845
Income (Loss) from Subsidiary         (14,943)         (27)      14,970             --           --             --             --
                                    ----------------------------------------------------------------------------------------------
(Loss) Income Before Income Taxes      (8,841)       5,842      (10,331)       (13,330)      18,219             --          4,889
Income Tax (Benefit) Expense           (3,799)          --           --         (3,799)       5,485             --          1,686
Minority Interest, net of tax              --           --           --             --        3,633             --          3,633
                                    ----------------------------------------------------------------------------------------------
  Net (Loss) Income                 $  (5,042)   $   5,842    $ (10,331)     $  (9,531)   $   9,101      $      --      $    (430)
                                    ==============================================================================================

CONSOLIDATED STATEMENT OF INCOME FOR THE TWENTY-SIX WEEKS ENDED
DECEMBER 27, 2003
(IN THOUSANDS)

                                                GUARANTOR                                  OTHER       CONSOLIDATED   CONSOLIDATED
                                      PARENT   SUBSIDIARIES  ELIMINATIONS      TOTAL    SUBSIDIARIES    ELIMINATIONS     TOTALS
                                    ----------------------------------------------------------------------------------------------
Net Sales                           $ 166,957    $ 441,197      $(273,429)   $ 334,725    $ 496,680     $(195,763)      $ 635,642
Cost of Goods Sold                    128,352      373,004       (272,346)     229,010      373,683      (192,063)        410,630
Distribution Expenses                      --       23,840                      23,840       13,611            --          37,451
                                    ----------------------------------------------------------------------------------------------
  Gross Profit                         38,605       44,353         (1,083)      81,875      109,386        (3,700)        187,561
Selling, General and
  Administrative expenses              25,385       60,827             --       86,212       59,094        (3,000)        142,306
                                    ----------------------------------------------------------------------------------------------
  Operating Income (Loss)              13,220      (16,474)        (1,083)      (4,337)      50,292          (700)         45,255
Interest Expense, net                  14,166        2,486             --       16,652        3,359            --          20,011
Income (Loss) from Subsidiary         (16,091)         608         15,483           --           --            --              --
                                    ----------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes      15,145      (19,568)       (16,566)     (20,989)      46,933          (700)         25,244
Income Tax (Benefit) Expense              883       (4,113)            --       (3,230)      11,523                         8,293
Minority Interest, net of tax              --           --             --           --        3,864                         3,864
                                    ----------------------------------------------------------------------------------------------
  Net Income (Loss)                 $  14,262    $ (15,455)     $ (16,566)   $ (17,759)   $  31,546     $    (700)      $  13,087
                                    ==============================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 2005
(IN THOUSANDS)


                                                          GUARANTOR                             OTHER      CONSOLIDATED CONSOLIDATED
                                               PARENT   SUBSIDIARIES  ELIMINATIONS   TOTAL   SUBSIDIARIES  ELIMINATIONS    TOTALS
                                             ---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ (5,042)   $  5,842      $(10,331)   $ (9,531)   $  9,101    $     --        $   (430)
  Adjustments to reconcile net
    income (loss) to net cash
    used in operating activities:
      Imputed interest on notes payable
        and other non-cash items               (1,127)         --            --      (1,127)        217          --            (910)
      Deferred income tax provision            (3,798)         --            --      (3,798)     (2,080)         --          (5,878)
      Foreign currency gains and losses            --        (925)           --        (925)         --          --            (925)
      Depreciation and amortization             4,894       1,645            --       6,539       5,586                      12,125
      Bad debt (recovery) provision                        (1,476)           --      (1,476)          8                      (1,468)
      Loss on disposal of equipment                --          70            --          70         (32)         --              38
      Inventory valuation adjustment               --        (730)           --        (730)       (169)                       (899)
      Equity in net income of unconsolidated
        affiliate/consolidated subsidiaries   (14,943)        (28)       14,971          --          --          --              --
      Minority interest                            --          --                        --       3,632          --           3,632
      Changes in assets and liabilities:
        Accounts receivable                       311     (28,012)           --     (27,701)     62,386)         --         (90,087)
        Inventories                            (7,217)      9,842        (4,640)     (2,015)     13,371)                    (15,386)
        Prepaid expenses and other current
          assets                                2,261      (1,222)           --       1,039       1,125          --           2,164
        Other non-current assets                    0        (588)           --        (588)       (127)                       (715)
        Accounts payable                         (854)      2,587            --       1,733     (11,502)         --          (9,769)
        Taxes payable                           6,774          28            --       6,802      (2,223)         --           4,579
        Accrued expenses                       19,384     (35,178)           --     (15,794)     38,063          --          22,269
                                              --------------------------------------------------------------------------------------
          NET CASH FROM OPERATING ACTIVITIES      643     (48,145)           --     (47,502)    (34,158)         --         (81,660)
                                              --------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                       (202)       (376)           --        (578)     (5,384)         --          (5,962)
      Proceeds from sale of property and
        equipment                                  --          93            --          93          43          --             136
      Additional payment for patents and
        trademarks                               (251)         --            --        (251)         --          --            (251)
                                             ---------------------------------------------------------------------------------------

        NET CASH FROM INVESTING ACTIVITIES       (453)       (283)           --        (736)     (5,341)         --          (6,077)
                                             ---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from revolving line of
      credit and other debt                        --      48,562            --      48,562      30,518          --          79,080
    Repayment of long-term debt                    --        (337)           --        (337)       (149)         --            (486)
    Distributions to minority shareholders         --          --            --          --      (2,296)                     (2,296)
    Costs associated with refinancing            (217)         --            --        (217)         --          --            (217)
    Common stock issued                            27          --            --          27          --          --              27
    Increase in compensating balances on
      deposit                                      --                                    --        (465)                       (465)
                                             ---------------------------------------------------------------------------------------
    NET CASH FROM FINANCING ACTIVITIES           (190)     48,225            --      48,035      27,608          --          75,643
                                             ---------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash            --          --            --          --       2,617          --           2,617
                                             ---------------------------------------------------------------------------------------

Net Change in Cash                                 --        (203)           --        (203)     (9,274)         --          (9,477)

Cash, Beginning of Period                           1         903            --         904      45,943          --          46,847
                                             ---------------------------------------------------------------------------------------

Cash, End of Period                          $      1    $    700      $     --    $    701    $ 36,669    $     --        $ 37,370
                                             =======================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27, 2003
(IN THOUSANDS)


                                                               GUARANTOR
                                                     PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                    ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ 14,262      $(15,455)     $(16,566)     $(17,759)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Imputed interest on notes payable and
        other non-cash items                          (1,127)           --            --        (1,127)
      Deferred income tax provision                       --            --            --            --
      Foreign currency gains and losses                   --           344            --           344
      Depreciation and amortization                    4,805         1,877            --         6,682
      Bad debt (recovery) provision                       --           (22)           --           (22)
      Loss on disposal of equipment                       --            --            --            --
      Equity in income of unconsolidated
        affiliate/consolidated subsidiaries          (16,090)          607        15,483            --
    Inventory valuation adjustment                         0         1,262            --         1,262
    Minority interest                                     --            --            --            --
    Changes in assets and liabilities:
        Accounts receivable                             (312)      (55,859)           --       (56,171)
        Inventories                                   (7,046)       (4,711)        1,083       (10,674)
        Prepaid expenses and other current assets       (496)         (596)           --        (1,092)
        Increase in other non-current assets              --             6            --             6
        Accounts payable                                 878           795            --         1,673
        Taxes payable                                 16,417        (5,127)           --        11,290
        Accrued expenses                              12,382        24,614            --        36,996
                                                    --------------------------------------------------
          NET CASH FROM OPERATING ACTIVITIES          23,673       (52,265)           --       (28,592)
                                                    --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (1,472)       (1,983)           --        (3,455)
  Additional payment for patents and trademarks      (21,666)           --            --       (21,666)
                                                    --------------------------------------------------
      NET CASH FROM INVESTING ACTIVITIES             (23,138)       (1,983)           --       (25,121)
                                                    --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit
    and other debt                                        --        59,000            --        59,000
  Repayment of long-term debt                             --          (429)           --          (429)
  Costs associated with refinancing                     (575)           --            --          (575)
  Common stock issued                                     42            --            --            42
  Increase in compensating balances on deposit            --            --            --            --
                                                    --------------------------------------------------
    NET CASH FROM FINANCING ACTIVITIES                  (533)       58,571            --        58,038
                                                    --------------------------------------------------

Effect of Exchange Rate Changes on Cash                   --            --            --            --
                                                    --------------------------------------------------
Net Change in Cash                                         2         4,323            --         4,325

Cash, Beginning of Period                                 --         8,971            --         8,971
                                                    --------------------------------------------------
Cash, End of Period                                 $      2      $ 13,294      $     --      $ 13,296
                                                    ==================================================


                                                       OTHER      CONSOLIDATED   CONSOLIDATED
                                                    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                                    ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $  31,546      $    (700)     $  13,087
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Imputed interest on notes payable and
        other non-cash items                              219             --           (908)
      Deferred income tax provision                       134             --            134
      Foreign currency gains and losses                    --             --            344
      Depreciation and amortization                     4,195                        10,877
      Bad debt (recovery) provision                     1,085                         1,063
      Loss on disposal of equipment                        63             --             63
      Equity in income of unconsolidated
        affiliate/consolidated subsidiaries                --             --             --
    Inventory valuation adjustment                         --             --          1,262
    Minority interest                                   3,864             --          3,864
    Changes in assets and liabilities:
        Accounts receivable                           (83,051)            --       (139,222)
        Inventories                                   (10,199)           700        (20,173)
        Prepaid expenses and other current assets      (3,241)            --         (4,333)
        Increase in other non-current assets             (378)            --           (372)
        Accounts payable                               53,867             --         55,540
        Taxes payable                                   5,150             --         16,440
        Accrued expenses                              (15,096)            --         21,900
                                                    ----------------------------------------
          NET CASH FROM OPERATING ACTIVITIES          (11,842)            --        (40,434)
                                                    ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (5,603)            --         (9,058)
  Additional payment for patents and trademarks            --             --        (21,666)
                                                    ----------------------------------------
      NET CASH FROM INVESTING ACTIVITIES               (5,603)            --        (30,724)
                                                    ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit
    and other debt                                     11,976             --         70,976
  Repayment of long-term debt                              --             --           (429)
  Costs associated with refinancing                        --             --           (575)
  Common stock issued                                      --             --             42
  Increase in compensating balances on deposit         (5,600)            --         (5,600)
                                                    ----------------------------------------
    NET CASH FROM FINANCING ACTIVITIES                  6,376             --         64,414
                                                    ----------------------------------------
Effect of Exchange Rate Changes on Cash                   338             --            338
                                                    ----------------------------------------
Net Change in Cash                                    (10,731)            --         (6,406)

Cash, Beginning of Period                              26,731             --         35,702
                                                    ----------------------------------------
Cash, End of Period                                 $  16,000      $      --      $  29,296
                                                    =======================================

12.  SUBSEQUENT EVENTS

     On January 31, 2005, the Company entered into a sale agreement, whereby it sold a distribution warehouse in Europe for $15.2 million, which approximated book value at the date of sale. The Company subsequently entered into an operating lease agreement for this distribution warehouse.

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

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. We calculate additional accounts receivable allowances for anticipated future customer returns and claims. This additional accrual covers defective product (warranty), sales returns and other customer allowances. The amounts and trends are analyzed to develop appropriate percentages that are applied against future sales. Based on the procedures outlined herein, and the fact that only one customer accounted for 14.0% of the gross accounts receivable at January 1, 2005 and no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION - The Company's domestic inventories are generally determined using the last-in, first-out (LIFO) method. These inventories account for approximately 47.5% and 53.7% of the Company's inventories as of January 1, 2005 and July 3, 2004, respectively. All remaining inventory cost is determined on the first-in, first-out basis. The Company records inventory at the lower of its cost or net realizable value. Management regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories and for items that we are unable to sell at prices above their original cost. When such items are identified, a charge to operations results to reduce the book value to the net amount expected to be realized upon the sale of such items. There is inherent subjectivity and uncertainty in this estimation process.

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

     REVENUE RECOGNITION - The Company recognizes revenue at FOB shipping point which corresponds to when title and risks and rewards of ownership transfer to its customers. Fees charged for shipping and handling are included in net sales and the associated costs are included in distribution expenses. Provision is made for estimated cost of returns, warranties and product liability claims.

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and APB No. 25, "Accounting for Stock Issued to Employees." This statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this statement for the first quarter of fiscal 2006, beginning July 3, 2005, and is currently evaluating the impact on its financial statements.

     On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has completed its evaluation of the repatriation provision of the Act and does not intend to apply this provision to qualifying earnings repatriations. The Company currently has options to employ lower tax alternatives for potential future foreign earnings repatriations, including accumulated foreign earnings that were previously taxed in the U.S., as well as the use of the Company's U.S. net operating loss carryforward.

     QUARTER IN REVIEW

     For the second quarter of fiscal 2005 (thirteen weeks ended January 1, 2005), Salton continued its focus on increasing international opportunities, increasing domestic pricing to offset rising product costs, and reducing domestic operating costs in an effort to align U.S. costs with current sales levels and return the domestic business to profitability.

     During the second quarter, Salton invested approximately $7.0 million of selling, advertising, general and administrative costs to expand sales into Spain, Italy and Germany, which resulted in beginning sales results of $5.8 million for the quarter.

     Domestic price increases are underway within the industry to offset rising product costs to the domestic market. Although the Company believes the industry-wide cost drivers will ultimately result in the acceptance of the price increases, existing industry inventories built under lower cost structures could delay full acceptance of the price increases in the immediate future.

     We continued to implement the U.S. restructuring plan with additional headcount reductions and facility closures in the domestic operations. Our U.S. restructuring plan is on-target and, when fully implemented this fiscal year, is expected to generate in excess of $40.0 million in annual cost savings.

     RESULTS OF OPERATIONS
     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:


                                                    13 WEEKS ENDED
                                        --------------------------------------
                                        JANUARY 1, 2005      DECEMBER 27, 2003
                                        ---------------      -----------------
Net sales                                   100.0%                 100.0%
Cost of goods sold                           67.9                   63.6
Distribution expenses                         5.7                    5.3
                                            -----                  -----
   Gross profit                              26.4%                  31.1%

Selling, general administrative expense      20.6                   22.8
Restructuring costs                            --                     --
                                            -----                  -----
Operating income                              5.8%                   8.3%
                                            =====                  =====

     SECOND QUARTER FISCAL 2005 COMPARED TO SECOND QUARTER FISCAL 2004

     NET SALES AND GROSS PROFIT
     Sales for the second quarter of 2005 were $377.0 million compared to $397.1 million in the second quarter of 2004. The $20.1 million or 5.1% decrease was primarily a result of a $49.0 million domestic sales decline, partially offset by $28.9 million of foreign sales increases, which includes $20.3 million of foreign currency fluctuation gain.

     The Company experienced a decline in domestic volumes primarily driven by product shortages and lower retail purchases over the prior year. The prior year included higher then normal sales activity due to retailer concerns about supply chain interruptions at West Coast ports.

     International growth from AMAP, Brazil and Mexico and new growth from our start-up operations in Spain, Italy and Germany, was partially offset by softer sales in the United Kingdom as a result of a weak retail environment. Several retailers in the United Kingdom instituted temporary purchasing freezes during the period.

     Gross profit, as a percent of net sales, was 26.4% in second quarter of 2005 as compared to 31.1% in second quarter of 2004, a decrease of 4.7%. This decrease was a result of a higher volume of AMAP sales at substantially lower margins due to the nature of their business in the electronics industry, the movement of excess and discontinued product in the domestic market as a result of inventory reduction plans and warehouse closures, promotional pricing to launch the Company's coffee pod initiatives and higher industry wide product costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased to 20.6% of net sales or $77.5 million in the second quarter of 2005 compared to 22.8% of net sales or $90.5 million for the second quarter of 2004. The decrease was a result of domestic cost reductions partially offset by approximately $7.0 million of start-up expenses associated with our launch in Spain, Italy and Germany and $4.3 million of foreign currency fluctuations.

     For the second quarter of 2005, as a percent of sales, expenditures for television, royalty expense, certain other media and cooperative advertising and promotional activities decreased to 9.7% from 12.9% of net sales for second quarter of 2004. Advertising expenses associated with the launch of several new product categories in the prior year were not repeated in the same quarter this year, resulting in more normalized rates of expenditure.

     NET INTEREST EXPENSE
     Net interest expense was $13.8 million for the second quarter of 2005 compared to $10.3 million in the second quarter of 2004. Our annualized weighted average rate of interest on average borrowings was 10.8% in the second quarter of 2005 compared to 9.7% in the same period in 2004. The average amount of all debt outstanding was $512.8 million for the second quarter of 2005 compared to $427.7 million for the same period in 2004.

     INCOME TAXES
     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate of 34.7% for fiscal 2005 to differ from the prior year rate of 32.9% due to a shift in income mix from foreign jurisdictions to the U.S. in 2005 as well as non-deductible goodwill impairment charges and the establishment of deferred tax asset valuation allowances recorded in 2004.

     FIRST HALF IN REVIEW

     For the first half of fiscal 2005 (twenty-six weeks ended January 1, 2005), Salton continued its focus on increasing international opportunities and reducing domestic operating costs in an effort to align U.S. costs with current sales levels and return the domestic business to profitability.

     Salton continued its international expansion and opened operations in Spain, Italy and Germany, generating $5.8 million in new international business.

     We continued to implement the U.S. restructuring plan with additional headcount reductions and facility closures in the domestic operations. Our U.S. restructuring plan is on-target and, when fully implemented this fiscal year, is expected to generate at least $40.0 million in annual cost savings.

     In connection with the U.S. restructuring, we recorded pretax charges of $0.8 million in the first half of fiscal 2005 for consulting and legal fees and termination and severance costs associated with the headcount reduction in the U.S. Although the dollar amount is minimal, these costs do impact the overall comparability of reported operating income, net income and earnings per share for the first half of fiscal 2005.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                    26 WEEKS ENDED
                                        --------------------------------------
                                        JANUARY 1, 2005      DECEMBER 27, 2003
                                        ---------------      -----------------
Net sales                                   100.0%                 100.0%
Cost of goods sold                           69.3                   64.6
Distribution expenses                         5.7                    5.9
                                            -----                  -----
   Gross profit                              25.0%                  29.5%

Selling, general administrative expense      20.0                   22.4
Restructuring costs                           0.1                     --
                                            -----                  -----
Operating income                              4.9%                   7.1%
                                            =====                  =====


     FIRST HALF FISCAL 2005 COMPARED TO FIRST HALF FISCAL 2004

     NET SALES AND GROSS PROFIT
     Salton's net sales for the twenty-six weeks ended January 1, 2005 were $651.1 million. This represented an increase in revenues of 2.4% compared to $635.6 million for the same period in 2004. This increase was primarily the result of foreign sales increases of $64.8 million, which includes $30.7 million of foreign currency fluctuation gain, substantially offset by decreases in the domestic market.

     Gross profit in first half of 2005 decreased to $163.1 million compared to $187.6 million in the first half of 2004. As a percent of net sales, gross profit decreased from 29.5% in the first half of 2004 to 25.0% of net sales in the first half of 2005. The percentage decline was primarily a result of a higher volume of lower margin electronic sales from AMAP, higher industry-wide product costs, promotional pricing to launch the Company's coffee pod initiatives combined with a large volume of lower margin sales in the domestic market in an effort to move discontinued product under our inventory reduction plans and warehouse closures.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased to 20.0% of net sales or $130.5 million in first half of 2005 compared to 22.4% of net sales or $142.3 million for first half of 2004. Cost reductions achieved under the U.S. restructuring plan were partially offset by foreign increases of $7.0 million, which included international expansion, and $6.3 million related to foreign currency fluctuations.

     For first half of 2005, as a percent of sales, expenditures for television, royalty expense, certain other media and cooperative advertising and promotional activities decreased to 8.9% from 11.1% of sales for first half of 2004. While first quarter product launches increased direct advertising expenditures, second quarter promotional and advertising expenditures were reduced, returning the Company to more normalized levels for the first half of 2005 compared to those of the same period for 2004.

     RESTRUCTURING COSTS
     In connection with the U.S. restructuring, we recorded pretax charges of $0.8 million in the first half of fiscal 2005 for consulting and legal fees and termination and severance costs associated with the headcount reduction in the U.S.

     NET INTEREST EXPENSE
     Net interest expense was $26.8 million for the first half of fiscal 2005 compared to $20.0 million in the first half of fiscal 2004. Our annualized weighted average rate of interest on average borrowings was 11.0% in the first half of 2005 compared to 9.8% in the same period in 2004. The average amount of all debt outstanding was $489.1 million for the first half of 2005 compared to $409.3 million for the same period in 2004.

     INCOME TAXES
     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate of 34.5% for fiscal 2005 to differ from the prior year rate of 32.9% due to a shift in income mix from foreign jurisdictions to the U.S. in 2005 as well as non-deductible goodwill impairment charges and the establishment of deferred tax asset valuation allowances recorded in 2004.

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW FROM OPERATIONS
     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. In the first half of fiscal 2005, Salton's operations used $81.7 million in cash flow, compared with $40.4 million in the first half of fiscal 2004. The increase in cash requirements were a result of $16.8 million in higher working capital needs and $13.5 million in lower net income. The remaining change was a result of $11.0 million in non-cash items. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

     Our cash flow from operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, the Company has recently experienced an upward trend in raw material prices and expects this trend could continue.

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Great Britain Pound and South Africa Rand against United States Dollars.

     INVESTING ACTIVITIES
     We incurred approximately $6.0 million for capital expenditures during the first half of fiscal 2005, including approximately $2.7 million in construction-in-progress for a warehouse renovation in Europe.

     FINANCING ACTIVITIES
     We had net proceeds from worldwide credit facilities of $79.1 million. The increase in facility usage represents a seasonal increase in working capital that was financed through our credit facilities in the U.S. and the UK.

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

     As of January 1, 2005, we had borrowed $181.3 million under the senior secured revolving credit facility, $100.0 million of which is included in long-term liabilities. We had approximately $3.6 million available under this facility for future borrowings.

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

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 5.0%, equaling 7.3% at January 1, 2005; or the Base Rate (prime rate), plus 3.0%, equaling 8.25% at January 1, 2005. The Company has the option to convert any base rate loan to LIBOR rate loan, which includes an applicable margin of 5.0%. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

     SENIOR SUBORDINATED NOTES
     In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10 3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $8.3 million related to the fair value of interest rate swap agreements that have been monetized).

     Under the terms of our senior secured revolving credit facility, our senior lenders in their discretion may establish a reserve against our availability under such facility at any time during the 90-day period before the maturity date of the 10-3/4% senior subordinated notes in an amount equal to the lesser of $50.0 million or the amount due and payable under such notes upon maturity. We may incur additional debt, or may issue debt or equity securities, to repay and/or refinance the 10-3/4% senior subordinated notes. The availability and attractiveness of any outside sources of funds will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you that such additional funds will be available, or if available, that such funds will be on terms we find acceptable. In the event that we are unable to repay and/or refinance the 10-3/4% senior subordinated notes, we may be required to pursue strategic options including a restructuring of our debt and capital structure through sale of assets or businesses, exchange offers and/or consent solicitations of our outstanding securities. We cannot assure you that any of these strategic options will be consummated.

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

     Interest is payable on the 10 3/4 % senior subordinated notes on June 15th and December 15th of each year in an amount equal to approximately $6.7 million on each payment date. Interest is payable on the 12 1/4 % senior subordinated notes on April 15th and October 15th of each year in an amount equal to approximately $9.2 million on each payment date.

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

     On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended their facility agreement with Hong Kong Shanghai Bank. As of January 1, 2005, there was $41.4 million utilized under the facility included in other current debt.

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

     We believe that future cash flow from operations based on our current level of operations and anticipated growth, available borrowings under our senior secured revolving credit facility and other sources of debt funding and sale or monetization of certain assets, will be adequate to meet our anticipated requirements for current capital expenditures, potential acquisitions and alliances, working capital requirements, interest and income tax payments and scheduled debt payments for the next twelve months. Our anticipated earnings and growth are subject to general economic, financial, competitive and other factors that are beyond our control. If we are unable to satisfy such liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development and/or cutting other costs, and some or such actions would require the consent of our senior lenders and/or the holders of our senior subordinated notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured revolving credit facility or the indentures governing our senior subordinated notes.

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

     All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $5.7 million and $8.7 million at January 1, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the second quarter was $4.2 million. There was $(2.3) million and $(6.0) million at January 1, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At January 1, 2005, the Company had foreign exchange forward contracts for the purchase of 70.7 million U.S. dollars. Contracts for the purchase of 25.9 million U.S. dollars were entered into during the second quarter of fiscal 2005.

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

     SECURITIES CLASS ACTION LAWSUITS

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

     PHILIPS

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

     PRODUCT LIABILITY

     On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney is seeking to convert the lawsuit into a class action suit. The manufacturer of the product and its insurer are defending this lawsuit. The Company's attorneys and its insurers are cooperating in the defense of the lawsuit.

     Shortly after receiving notice of the lawsuit, the Company voluntarily suspended selling the product. The Company believes that at substantially the same time, the two retailers who had purchased the kettle from the Company also suspended selling the product. Based on information received from the two retailers, the Company believes that only a limited number of the kettles were sold to consumers. The Company voluntarily contacted the U.S. Food and Drug Administration and has shared its information and test results concerning the product with the agency.

     The Company is reviewing the status of any other similar products, which the same manufacturer has sold to the Company in recent years.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on December 9, 2004.

     The following proposal was adopted by the margins indicated:

         1. To elect three Class I Directors for a term expiring in 2007.


                                           Number of Shares
                                      -------------------------
                                          For         Withheld
                                      ----------      ---------
            David C. Sabin            13,981,078      159,274
            William B. Rue            13,980,258      160,094
            Robert A. Bergmann        13,986,933      153,419


     The following proposal was adopted by the margins indicated:

         2. To ratify the appointment of Deloitte & Touche LLP as the auditors for the 2005 fiscal year.

                   For                   13,999,998
                   Against                  134,321
                   Abstain                    6,033

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 10, 2005             SALTON, INC.

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