Form 10-Q
period 2005-04-02
SALTON INC
filed 2005-05-12
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended April 2, 2005 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2005, 11,376,297 shares of its $0.01 par value Common Stock.

                                                                                                 PAGE NO.
                                                                                                 --------
PART I                FINANCIAL INFORMATION
          Item 1:     Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheets - April 2, 2005 and July 3, 2004                 3

                      Consolidated Statements of Operations - Thirteen weeks ended                 4
                      April 2, 2005 and March 27, 2004 and Thirty-nine weeks ended
                      April 2, 2005 and March 27, 2004

                      Consolidated Statements of Cash Flows -Thirty-nine weeks ended               5
                      April 2, 2005 and March 27, 2004

                      Notes to Consolidated Financial Statements                                   6

          Item 2:     Management's  Discussion and Analysis of Financial Condition and             20
                      Results of Operations

          Item 3:     Quantitative and Qualitative Disclosures About Market Risk                   30

          Item 4:     Controls and Procedures                                                      31



PART II               OTHER INFORMATION

          Item 1:     Legal Proceedings                                                            31

          Item 5:     Other Information                                                            34

                      Signature                                                                    35

          Item 6:     Exhibits                                                                     36


                                  SALTON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                APRIL 2, 2005         JULY 3, 2004
                                                                -------------         ------------
ASSETS
CURRENT ASSETS:
  Cash                                                          $  18,214             $  43,217
  Compensating balances on deposit                                 34,194                34,000
  Accounts receivable, less allowances                            179,378               180,391
  Inventories                                                     271,743               253,627
  Prepaid expenses and other current assets                        20,719                21,267
  Deferred income taxes                                            20,139                25,742
                                                                ---------             ---------
     Total Current Assets                                         544,387               558,244
Property, Plant and Equipment, net                                 60,317                81,152
Tradenames                                                        185,691               184,421
Non-Current Deferred Tax Asset                                     34,991                18,007
Other Assets                                                       12,882                15,516
                                                                ---------             ---------
TOTAL ASSETS                                                    $ 838,268             $ 857,340
                                                                =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt               $  73,200             $  48,667
  Senior subordinated notes due 2005 - current                    125,000                     -
  Accounts payable                                                 90,845               137,671
  Accrued expenses                                                 74,523                56,997
  Income taxes payable                                             11,283                 8,805
                                                                ---------             ---------
     Total Current Liabilities                                    374,851               252,140
Non-Current Deferred Income Taxes                                   5,802                 6,418
Senior Subordinated Notes Due 2005                                      -               125,000
Senior Subordinated Notes due 2008, including an adjustment
  of $7,702 and $9,581 to the carrying value related
  to interest rate swap agreements, respectively                  156,951               158,642
Term Loan and Other Notes Payable                                 101,957               100,761
Other Long Term Liabilities                                        18,540                17,288
                                                                ---------             ---------
                                                                  658,101               660,249
Minority Interest                                                  24,662                23,515
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.01 par value; authorized, 2,000,000
    shares; 40,000 shares issued                                        -                     -
  Common Stock, $0.01 par value; authorized, 40,000,000
    shares; issued and outstanding: 2005-11,376,297 shares;
    2004-11,370,282 shares                                            148                   148
  Treasury Stock - at cost                                        (65,793)              (65,793)
  Additional Paid-In Capital                                       95,757                96,147
  Accumulated Other Comprehensive Income                           17,947                12,668
  Retained Earnings                                               107,446               130,406
                                                                ---------             ---------
     Total Stockholders' Equity                                   155,505               173,576
                                                                ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 838,268             $ 857,340
                                                                =========             =========


                See Notes to Consolidated Financial Statements.

                                  SALTON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                               13 WEEKS ENDED                      39 WEEKS ENDED
                                                      -------------------------------     --------------------------------
                                                       April 2, 2005   March 27, 2004     April 2, 2005     March 27, 2004
                                                      --------------   --------------     -------------     --------------
NET SALES                                             $    203,365      $    191,376      $    854,476      $    827,018
Cost of Goods Sold                                         146,959           135,971           597,899           546,601
Distribution Expenses                                       15,833            16,813            52,931            54,264
                                                      ------------------------------------------------------------------
GROSS PROFIT                                                40,573            38,592           203,646           226,153
Selling, General and Administrative Expenses                57,333            68,300           187,882           210,607
Impairment Loss on Goodwill and Intangible Assets              243            34,324               243            34,324
Restructuring Costs                                            287                 -             1,077                 -
                                                      ------------------------------------------------------------------
OPERATING (LOSS) INCOME                                    (17,290)          (64,032)           14,444           (18,778)
Interest Expense, net                                       13,400             9,783            40,245            29,794
                                                      ------------------------------------------------------------------
(LOSS) BEFORE INCOME TAXES                                 (30,690)          (73,815)          (25,801)          (48,572)
Income Tax Benefit                                          (8,908)          (16,588)           (7,222)           (8,296)
Minority Interest                                              748               790             4,381             4,654
                                                      ------------------------------------------------------------------
NET (LOSS)                                            $    (22,530)     $    (58,017)     $    (22,960)     $    (44,930)
                                                      ==================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              11,376,297        11,276,572        11,373,127        11,217,907

WEIGHTED AVERAGE COMMON AND COMMON

   EQUIVALENT SHARES OUTSTANDING                        11,376,297        11,276,572        11,373,127        11,217,907

Net (Loss) per Common Share: Basic                    $      (1.98)     $      (5.14)     $      (2.02)     $      (4.01)

Net (Loss) per Common Share: Diluted                  $      (1.98)     $      (5.14)     $      (2.02)     $      (4.01)



                 See Notes to Consolidated Financial Statements.

                                                                                APRIL 2, 2005       MARCH 27, 2004
                                                                                -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                                     $(22,960)          $(44,930)
  Adjustments to Reconcile Net (Loss) to Net Cash from Operating Activities:
    Imputed interest on notes payable and other non-cash items                     (1,362)            (1,354)
    Deferred income tax provision                                                 (14,488)             1,346
    Depreciation and amortization                                                  17,864             17,013
    Bad debt (recovery) provision                                                  (1,321)             1,740
    Loss on disposal of equipment                                                      41                335
    Inventory valuation adjustment                                                 (1,577)             1,278
    Impairment loss on goodwill and intangible assets                                 243             34,324
    Foreign currency gains and losses                                                  23                665
    Gain on sale of investment                                                       (109)                 -
    Minority interest, net of tax                                                   4,381              4,654
    Changes in assets and liabilities:
       Accounts receivable                                                          3,301             13,032
       Inventories                                                                (14,671)           (52,097)
       Prepaid expenses and other current assets                                      379             (6,864)
       Other non-current assets                                                       155               (198)
       Accounts payable                                                           (46,830)            58,644
       Income taxes payable                                                         2,573             (2,477)
       Accrued expenses                                                            21,440             19,860
                                                                                 --------           --------
          NET CASH FROM OPERATING ACTIVITIES                                      (52,918)            44,971

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                             (8,137)           (13,991)
  Proceeds from sale of property and investments                                   15,486                951
  Additional payment for tradenames                                                  (619)           (21,750)
                                                                                 --------           --------
          NET CASH FROM INVESTING ACTIVITIES                                        6,730            (34,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other debt                        25,369             12,689
  Repayment of long term debt                                                        (738)              (601)
  Distributions to minority shareholders                                           (2,296)                 -
  Costs associated with refinancing                                                  (967)            (1,130)
  Common stock issued                                                                  27                223
  Increase in compensating balances on deposit                                       (194)            (5,600)
                                                                                 --------           --------
          NET CASH FROM FINANCING ACTIVITIES                                       21,201              5,581
                                                                                 --------           --------
Effect of Exchange Rate Changes on Cash                                               (16)             1,613
                                                                                 --------           --------
Net Change in Cash                                                                (25,003)            17,375

Cash, Beginning of Period                                                          43,217             32,602
                                                                                 --------           --------
Cash, End of Period                                                              $ 18,214           $ 49,977
                                                                                 ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid (Received) During the Period for:

  Interest                                                                       $ 27,334           $ 20,807

  Income taxes, net of (refunds)                                                 $  5,424           $ (6,759)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In the quarter ended April 2, 2005, the Company incurred a capital lease obligation of $81.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is currently evaluating the impact of this interpretation on its financial statements.

     In December 2004, the FASB issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this statement for the first quarter of fiscal 2006, beginning July 3, 2005, and is currently evaluating the impact on its financial statements.

     On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has completed its evaluation of the repatriation provision of the AJCA and does not intend to apply this provision to qualifying foreign earnings repatriations. The Company currently has options to employ lower tax alternatives for potential future foreign earnings repatriations, including accumulated foreign earnings that were previously taxed in the U.S., as well as the use of the Company's U.S. net operating loss carryforward.

3.   FINANCING ARRANGEMENTS

     On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to (pound)8 million ($15.0 million) and a money market borrowing facility of up to (pound)7 million ($13.2 million). In addition, Salton Europe has an invoice finance facility of between (pound)15 and (pound)40 million ($28.2 million and $75.2 million) depending on seasonality and accounts receivable levels. As of April 2, 2005, there was $16.5 million outstanding under the facility, which is included in other current debt.

     The Company has $125.0 million of 10 3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. As of January 1, 2005, the notes have been reclassified to current debt.

4.   STOCK-BASED COMPENSATION

     At April 2, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 10 of the Company's 2004 Annual Report on Form 10-K. The Company accounts for those plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."


                                                                              13 Weeks Ended                   39 Weeks Ended
                                                                         ------------------------        --------------------------
                                                                          April 2,       March 27,        April 2,        March 27,
(In thousands except earnings per share)                                    2005            2004            2005             2004
                                                                         ----------      ----------      ----------      ----------
Net (loss) - as reported                                                 $  (22,530)     $  (58,017)     $  (22,960)     $  (44,930)
Less:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related taxes            376             427             948           1,281
                                                                         ----------      ----------      ----------      ----------
Net (loss)- pro forma                                                    $  (22,906)     $  (58,444)     $  (23,908)     $  (46,211)
                                                                         ==========      ==========      ==========      ==========
(Loss) per share - basic
   As reported                                                           $    (1.98)     $    (5.14)     $    (2.02)     $    (4.01)
   Pro forma                                                                  (2.01)          (5.18)          (2.10)          (4.12)
(Loss) per share - diluted
   As reported                                                           $    (1.98)     $    (5.14)     $    (2.02)     $    (4.01)
   Pro forma                                                                  (2.01)          (5.18)          (2.10)          (4.12)


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

     For the thirteen weeks ended April 2, 2005 and March 27, 2004, and for the thirty-nine weeks ended April 2, 2005 and March 27, 2004, the dilutive effect of the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's losses in these periods.

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

     All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $0.2 million and $8.7 million at April 2, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the third quarter was $(5.5) million. There was $(0.6) million and $(6.0) million at April 2, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At April 2, 2005, the Company had foreign exchange forward contracts for the purchase of 37.6 million U.S. dollars. Contracts for the purchase of 25.1 million U.S. dollars were entered into during the third quarter of fiscal 2005.


7.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended April 2, 2005 and March 27, 2004, components of other comprehensive income include foreign currency translation adjustments of $(4.9) million and $1.6 million, respectively and derivative liability adjustments of $1.6 million and $1.8 million, respectively. For the thirty-nine weeks ended April 2, 2005 and March 27, 2004, components of other comprehensive income include foreign currency translation adjustments of $(0.1) million and $12.6 million, respectively and derivative liability adjustments of $5.4 million and $(3.4) million, respectively.


                                                            13 Weeks Ended                  39 Weeks Ended
                                                     ------------------------------  ------------------------------
(In thousands)                                       April 2, 2005   March 27, 2004  April 2, 2005   March 27, 2004
                                                     -------------   --------------  ------------    --------------
Net (Loss)                                             $(22,530)       $(58,017)      $(22,960)         $(44,930)
Other Comprehensive Income, net of tax of
  $517 and $(537), $1,674 and $1,032, respectively       (3,272)          3,424          5,279             9,156
                                                       --------        --------       --------          --------
Comprehensive Income                                   $(25,802)       $(54,593)      $(17,681)         $(35,774)
                                                       ========        ========       ========          ========



     Accumulated other comprehensive income is comprised of the following:


                                                                                                As Of
                                                                                -------------------------------
(In thousands)                                                                  April 2, 2005      July 3, 2004
                                                                                -------------      ------------
Minimum Pension Liability, net of tax of $4,975 and $4,888, respectively          $(10,375)          $(10,172)
Unrealized Loss on Derivative, net of tax of $264 and $2,663, respectively            (630)            (6,030)
Foreign Currency Translation                                                        28,952             28,870
                                                                                  --------           --------
                                                                                  $ 17,947           $ 12,668
                                                                                  ========           ========


8.   PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

(In thousands)                                     Domestic                         Salton Europe                   Total
13 Weeks Ended:                                    04/02/05       03/27/04      04/02/05      03/27/04      04/02/05     03/27/04
                                                   --------       --------      --------      --------      --------     --------
Service cost-benefits earned during the year        $ 42           $ 42          $ 80         $  73         $ 122        $ 115
Interest cost on projected benefit obligation        176            179           566           466           742          645
Actuarial return on plan assets                     (156)          (166)         (439)         (346)         (595)        (512)
Net amortization and deferral                         65             99           191           177           256          276
                                                    -----          -----         -----        -----         -----        -----
           Net pension cost                         $ 127          $ 154         $ 398        $ 370         $ 525        $ 524
                                                    =====          =====         =====        =====         =====        =====

(In thousands)                                        Domestic                        Salton Europe                  Total
39 Weeks Ended:                                       04/02/05       03/27/04     04/02/05     03/27/04      04/02/05      03/27/04
                                                      --------       --------     --------     --------      --------      --------
   Service cost-benefits earned during the year        $ 126         $  126      $   236      $   220       $   362       $   346
   Interest cost on projected benefit obligation         529            536        1,666        1,398         2,195         1,934
   Actuarial return on plan assets                      (467)          (497)      (1,291)      (1,039)       (1,758)       (1,536)
   Net amortization and deferral                         194            296          561          530           755           826
                                                       -----          -----      -------      -------       -------       -------
             Net pension cost                          $ 382          $ 461      $ 1,172      $ 1,109       $ 1,554       $ 1,570
                                                       =====          =====      =======      =======       =======       =======


     The Company previously disclosed in its financial statements for the year ended July 3, 2004, that it expected to contribute $0.7 million to its domestic pension plans and $0.3 million to the Salton Europe pension plan in fiscal 2005. Due to a shortfall in the Europe plan, the Company is legally obligated to bring the plan up to 90% minimum funding level within 3 years and 100% in 10 years. Therefore, the contributions under the Europe plan have been increased to an expected $1.0 million in fiscal 2005. As of April 2, 2005, $0.6 million and $0.6 million of contributions have been made to the domestic and Europe plans, respectively.

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

     Major Customers - For the thirteen weeks ended April 2, 2005 and March 27, 2004, no one customer accounted for more than 10.0% of total net sales. For the thirty-nine weeks ended April 2, 2005, one customer accounted for 12.2% of total net sales. During the same period of fiscal 2004, no one customer accounted for more than 10.0% of net sales.

10.  LEASE COMMITMENTS

     The Company leases certain facilities and equipment under long-term operating leases. During the third quarter of fiscal 2005, the Company entered into a sale agreement, whereby it sold a distribution warehouse in Europe for $15.2 million, which approximated book value at the date of sale. The Company subsequently entered into an operating lease agreement for this distribution warehouse with an initial lease termination date of 2030. Terms of the lease include scheduled rent increases every five years. Rental expense under this lease was approximately $0.3 million for the thirteen weeks ended April 2, 2005. The future minimum lease payments for this lease as of April 2, 2005 were as follows:


            Fiscal Year Ended           (In thousands)
            ----------------            -------------
                  2005                     $    276
                  2006                        1,105
                  2007                        1,105
                  2008                        1,105
                  2009                        1,105
Thereafter                                   31,005
                                           --------
Total minimum lease payments               $ 35,701
                                           ========

11.  LEGAL PROCEEDINGS

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

CONSOLIDATING BALANCE SHEET AS OF APRIL 2, 2005
(IN THOUSANDS)

                                                       GUARANTOR                               OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT   SUBSIDIARIES  ELIMINATIONS   TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                            ----------------------------------------------------------------------------------------
                ASSETS
Current Assets:
  Cash                                      $    185   $    865     $       -     $  1,050     $ 17,164        $ -      $ 18,214
  Compensating balances on deposits                -          -             -            -       34,194          -        34,194
  Accounts receivable, net of allowances         122     89,969             -       90,091       89,287          -       179,378
  Inventories                                  5,790    161,751       (25,239)     142,302      129,441          -       271,743
  Prepaid expenses and other current
    assets                                     3,302      3,599             -        6,901       13,818          -        20,719
  Intercompany                               108,989    (67,307)          (17)      41,665      (41,665)         -             -
  Deferred income taxes                          846     10,059             -       10,905        9,234          -        20,139
                                            ------------------------------------------------------------------------------------
     Total Current Assets                    119,234    198,936       (25,256)     292,914      251,473          -       544,387
Property, Plant and Equipment, net             7,991     12,821             -       20,812       39,505          -        60,317
Investments in Subsidiaries                  390,594     53,682      (444,276)           -            -          -             -
Tradenames                                   135,099     10,312             -      145,411       40,280          -       185,691
Non-current deferred tax asset                     -          -        34,991       34,991            -          -        34,991
Other Assets                                  10,006        224             -       10,230        2,652          -        12,882
                                            ------------------------------------------------------------------------------------
Total Assets                                $662,924   $275,975     $(434,541)    $504,358     $333,910        $ -      $838,268
                                            ====================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other
    current debt                            $      -   $ 51,954     $       -     $ 51,954     $ 21,246        $ -      $ 73,200
  Senior subordinated notes due 2005         125,000          -             -      125,000            -          -       125,000
  Accounts payable                             2,926      5,179           155        8,260       82,585          -        90,845
  Accrued expenses                            18,010     11,758             -       29,768       44,755          -        74,523
  Income taxes payable                         3,988          -             -        3,988        7,295          -        11,283
                                            ------------------------------------------------------------------------------------
     Total current liabilities               149,924     68,891           155      218,970      155,881          -       374,851
Non-current Deferred Income Taxes            (30,122)    (4,869)       34,991            -        5,802          -         5,802
Senior subordinated notes due 2008,
   including an adjustment of $7,702 to
   the carrying value related to interest
   rate swap agreements                      156,951          -             -      156,951            -          -       156,951
Term loan and other notes payable                  -    100,085             -      100,085        1,872          -       101,957
Other Long Term Liability                        836      3,700             -        4,536       14,004          -        18,540
                                            ------------------------------------------------------------------------------------
     Total liabilities                       277,589    167,807        35,146      480,542      177,559          -       658,101
Minority interest                                  -          -             -            -       24,662          -        24,662
Stockholders' Equity                         385,335    108,168      (469,687)      23,816      131,689          -       155,505
                                            ------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity  $662,924   $275,975     $(434,541)    $504,358     $333,910        $ -      $838,268
                                            ====================================================================================

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004
(IN THOUSANDS)

                                                       GUARANTOR                               OTHER      CONSOLIDATED  CONSOLIDATED
                                              PARENT  SUBSIDIARIES  ELIMINATIONS   TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTAL
                                            ----------------------------------------------------------------------------------------
                 ASSETS
Current Assets:
  Cash                                       $      1    $    903     $       -    $    904     $ 42,313    $      -       $ 43,217
   Compensating balances on deposit                 -           -             -           -       34,000           -         34,000
  Accounts receivable, net of allowances          311      96,905             -      97,216       83,175           -        180,391
  Inventories                                   5,133     165,189       (28,341)    141,981      111,646           -        253,627
  Prepaid expenses and other current
    assets                                      5,054       2,597             -       7,651       13,616           -         21,267
  Intercompany                                131,818    (104,380)         (756)     26,682      (26,682)          -              -
  Deferred income taxes                           913      16,577             -      17,490        8,252           -         25,742
                                             --------------------------------------------------------------------------------------
     Total current assets                     143,230     177,791       (29,097)    291,924      266,320           -        558,244
Property, Plant and Equipment,
   Net of Accumulated Depreciation             11,016      14,910             -      25,926       55,226           -         81,152
Investments in Subsidiaries                   390,773      53,646      (444,419)          -            -           -              -
Tradenames                                    134,723      10,313             -     145,036       39,385           -        184,421
Non-current deferred tax asset                  8,840       9,167             -      18,007            -           -         18,007
 Other Assets                                  12,442         274             -      12,716        2,800           -         15,516
                                             --------------------------------------------------------------------------------------
Total Assets                                 $701,024    $266,101     $(473,516)   $493,609     $363,731    $      -       $857,340
                                            =======================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other
    current debt                             $      -    $ 33,189     $       -    $ 33,189     $ 15,478    $      -       $ 48,667
  Accounts payable                              2,922       2,039          (584)      4,377      133,294           -        137,671
  Accrued expenses                              9,491      13,478             -      22,969       34,028           -         56,997
  Income taxes payable                         (2,336)     (1,496)            -      (3,832)      12,637           -          8,805
                                             --------------------------------------------------------------------------------------
     Total current liabilities                 10,077      47,210          (584)     56,703      195,437           -        252,140
Non-current Deferred Income Taxes                   -           -             -           -        6,418           -          6,418
Senior subordinated notes due 2005            125,000           -             -     125,000            -           -        125,000
Senior subordinated notes due 2008,
    including an adjustment of $9,581
    to the carrying value related to
    interest rate swap agreements             158,642           -             -     158,642            -           -        158,642
Long-term debt-revolving credit agreement           -     100,000             -     100,000            -           -        100,000
Other notes payable                                 -         175             -         175          586           -            761
Other long term liabilities                       418       3,932             -       4,350       12,938           -         17,288
                                             --------------------------------------------------------------------------------------
     Total liabilities                        294,137     151,317          (584)    444,870      215,379           -        660,249
Minority Interest                                   -           -             -           -       23,515           -         23,515
Stockholders' Equity                          406,887     114,784      (472,932)     48,739      124,837           -        173,576
                                             --------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $701,024    $266,101     $(473,516)   $493,609     $363,731    $      -       $857,340
                                             ======================================================================================

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2005 (IN THOUSANDS)

                                                   GUARANTOR                                OTHER        CONSOLIDATED   CONSOLIDATED
                                       PARENT     SUBSIDIARIES  ELIMINATIONS     TOTAL    SUBSIDIARIES   ELIMINATIONS       TOTALS
                                      ----------------------------------------------------------------------------------------------
Net Sales                             $  55,700     $ 124,772    $ (87,092)   $  93,380    $ 160,150        $(50,165)     $ 203,365
Cost of Goods Sold                       44,646       110,428      (85,555)      69,519      126,998         (49,558)       146,959
Distribution Expenses                         -         8,601            -        8,601        7,232               -         15,833
                                      ----------------------------------------------------------------------------------------------
    Gross Profit                         11,054         5,743       (1,537)      15,260       25,920             (607)       40,573
Selling, General and Administrative
   expenses                              11,139        14,061            -       25,200       32,740             (607)       57,333
Intangible Impairment Loss                    -           243            -          243            -                -           243
Impairment loss on Goodwill and
  Intangible Assets                         173           114            -          287            -                -           287
                                      ---------------------------------------------------------------------------------------------
    Operating(Loss) Income                 (258)       (8,675)      (1,537)     (10,470)      (6,820)               -       (17,290)
Interest Expense, Net                     7,254         3,792            -       11,046        2,354                -        13,400
Equity in Earnings of Subsidiaries       19,066            (9)     (19,057)           -            -                -             -
                                      ---------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes     (26,578)      (12,458)      17,520      (21,516)      (9,174)               -       (30,690)
Income Tax (Benefit) Expense             (5,594)            -            -       (5,594)      (3,314)               -        (8,908)
Minority interest                             -             -            -            -          748                -           748
                                      ---------------------------------------------------------------------------------------------
    Net (Loss) Income                 $ (20,984)    $ (12,458)   $  17,520    $ (15,922)   $  (6,608)       $       -     $ (22,530)
                                      =============================================================================================


CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS
ENDED MARCH 27, 2004
(IN THOUSANDS)



                                                   GUARANTOR                                 OTHER        CONSOLIDATED  CONSOLIDATED
                                       PARENT     SUBSIDIARIES    ELIMINATIONS      TOTAL  SUBSIDIARIES   ELIMINATIONS      TOTALS
                                      ----------------------------------------------------------------------------------------------
Net Sales                             $  47,801     $ 120,623      $ (71,041)    $  97,383  $ 154,242      $ (60,249)     $ 191,376
Cost of Goods Sold                       35,411        91,688        (67,676)       59,423    124,600        (48,052)       135,971
Distribution Expenses                         -        10,752              -        10,752      6,061              -         16,813
                                      ---------------------------------------------------------------------------------------------
    Gross Profit                         12,390        18,183         (3,365)       27,208     23,581        (12,197)        38,592
Selling, General and Administrative
  expenses                               19,264        25,694              -        44,958     36,238        (12,896)        68,300
Impairment loss on Goodwill and
  Intangible Assets                           -        24,143              -        24,143     10,181              -         34,324
                                      ---------------------------------------------------------------------------------------------
    Operating(Loss) Income               (6,874)      (31,654)        (3,365)      (41,893)   (22,838)           699        (64,032)
Interest Expense, Net                     6,886         1,274              -         8,160      1,623              -          9,783
Equity in Earnings of Subsidiaries       53,923           145        (54,068)            -          -              -              -
                                      ---------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes     (67,683)      (33,073)        50,703       (50,053)   (24,461)           699        (73,815)
Income Tax (Benefit) Expense             (9,259)       (5,167)             -       (14,426)    (2,162)             -        (16,588)
Minority interest                             -             -              -             -        790              -            790
                                      ---------------------------------------------------------------------------------------------
    Net (Loss) Income                 $ (58,424)    $ (27,906)     $  50,703     $ (35,627) $ (23,089)     $     699      $ (58,017)
                                      =============================================================================================

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS
ENDED APRIL 2, 2005
(IN THOUSANDS)


                                                    GUARANTOR                              OTHER        CONSOLIDATED  CONSOLIDATED
                                         PARENT   SUBSIDIARIES   ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                        ------------------------------------------------------------------------------------------
Net Sales                               $174,077     $466,239     $(279,066)    $361,250    $703,320    $(210,094)      $854,476
Cost of Goods Sold                       141,134      396,695      (282,168)     255,661     542,058     (199,820)       597,899
Distribution Expenses                          -       27,364             -       27,364      25,567            -         52,931
                                        ----------------------------------------------------------------------------------------
    Gross Profit                          32,943       42,180         3,102       78,225     135,695      (10,274)       203,646
Selling, General and Administrative
  expenses                                42,123       36,726             -       78,849     119,307      (10,274)       187,882
Intangible Impairment Loss                     -          243             -          243           -            -            243
Restructuring Costs                          527          550             -        1,077           -            -          1,077
                                        ----------------------------------------------------------------------------------------
    Operating Income                      (9,707)       4,661         3,102       (1,944)     16,388            -         14,444
Interest Expense, net                     21,589       11,312             -       32,901       7,344            -         40,245
Income (Loss) from Subsidiary              4,123          (36)       (4,087)           -           -            -              -
                                        ----------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes      (35,419)      (6,615)        7,189      (34,845)      9,044            -        (25,801)
Income Tax (Benefit) Expense              (9,394)           -             -       (9,394)      2,172            -         (7,222)

Minority Interest, net of tax                  -            -             -            -       4,381            -          4,381
                                        ----------------------------------------------------------------------------------------
    Net (Loss) Income                   $(26,025)    $ (6,615)    $   7,189     $(25,451)   $  2,491    $       -       $(22,960)
                                        ========================================================================================




CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS
ENDED MARCH 27, 2004
(IN THOUSANDS)

                                                    GUARANTOR                              OTHER       CONSOLIDATED  CONSOLIDATED
                                        PARENT     SUBSIDIARIES  ELIMINATIONS   TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                       ------------------------------------------------------------------------------------------
Net Sales                              $ 214,758   $ 561,820     $(344,470)   $ 432,108    $650,922     $(256,012)    $ 827,018
Cost of Goods Sold                       163,762     464,694      (340,022)     288,434     498,283      (240,116)      546,601
Distribution Expenses                          -      34,591             -       34,591      19,673             -        54,264
                                       ----------------------------------------------------------------------------------------
    Gross Profit                          50,996      62,535        (4,448)     109,083     132,966       (15,896)      226,153
Selling, General and Administrative
  expenses                                44,650      86,520             -      131,170      95,333       (15,896)      210,607
Impairment Loss on Goodwill and
  Intangible Assets                            -      24,143             -       24,143      10,181                      34,324
                                       ----------------------------------------------------------------------------------------
    Operating (Loss) Income                6,346     (48,128)       (4,448)     (46,230)     27,452             -       (18,778)
Interest Expense, Net                     21,052       3,760             -       24,812       4,982             -        29,794
Equity in Earnings of Subsidiaries        37,832         754       (38,586)           -           -             -             -
                                       ----------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes      (52,538)    (52,642)       34,138      (71,042)     22,470             -       (48,572)
Income Tax (Benefit) Expense              (8,376)     (9,282)            -      (17,658)      9,362             -        (8,296)
Minority interest                              -           -             -            -       4,654                       4,654
                                       ----------------------------------------------------------------------------------------
    Net (Loss) Income                  $ (44,162)  $ (43,360)    $  34,138    $ (53,384)   $  8,454     $       -     $ (44,930)
                                       ========================================================================================

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS
ENDED APRIL 2, 2005
(IN THOUSANDS)

                                                        GUARANTOR                              OTHER      CONSOLIDATED  CONSOLIDATED
                                              PARENT   SUBSIDIARIES  ELIMINATIONS   TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                             ---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $(26,025)    $ (6,615)    $  7,189     $(25,451)    $  2,491    $       -    $(22,960)
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Imputed interest on notes payable
    and other non-cash items                  (1,690)           -            -       (1,690)         328            -      (1,362)
    Deferred income tax provision            (21,215)      10,816            -      (10,399)      (4,089)           -     (14,488)
    Depreciation and amortization              7,091        2,457            -        9,548        8,316            -      17,864
    Bad debt (recovery) provision                  -       (1,367)           -       (1,367)          46            -      (1,321)
    Loss on disposal of equipment                  -          100            -          100          (59)           -          41
    Inventory valuation adjustment                 -         (662)           -         (662)        (915)           -      (1,577)
    Impairment loss on intangible asset            -          243            -          243            -            -         243
    Foreign currency gains and losses              -           23            -           23            -            -          23
    Gain on sale of investment                     -            -            -            -         (109)           -        (109)
    Equity in net income of
      unconsolidated affiliate/
      consolidated subsidiaries                4,124          (36)      (4,088)           -            -            -           -
    Minority interest                              -            -            -            -        4,381            -       4,381
    Changes in assets and liabilities:
      Accounts receivable                        189        8,280            -        8,469       (5,168)           -       3,301
      Inventories                               (657)       4,099       (3,101)         341      (15,012)           -     (14,671)
      Prepaid expenses and other current
      assets                                   1,753       (1,002)           -          751         (372)           -         379
      Other non-current assets                     -           52            -           52          103            -         155
      Accounts payable                             3        3,881            -        3,884      (50,714)           -     (46,830)
      Taxes payable                            6,324        1,497            -        7,821       (5,248)           -       2,573
      Accrued expenses                        32,202      (39,750)           -       (7,548)      28,988            -      21,440
                                            -------------------------------------------------------------------------------------
       NET CASH FROM OPERATING ACTIVITIES      2,099      (17,984)           -      (15,885)     (37,033)           -     (52,918)
                                            -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                      (599)        (524)           -       (1,123)      (7,014)           -      (8,137)
      Proceeds from sale of property and
      investments                                  -          120            -          120       15,366            -      15,486
      Additional payment for patents and
      trademarks                                (376)        (243)           -         (619)           -            -        (619)
                                            -------------------------------------------------------------------------------------
       NET CASH FROM INVESTING ACTIVITIES       (975)        (647)           -       (1,622)       8,352            -       6,730
                                            -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of
      credit and other debt                        -       19,070            -       19,070        6,299            -      25,369
      Repayment of long-term debt                  -         (477)           -         (477)        (261)           -        (738)
      Distributions to minority shareholders       -            -            -            -       (2,296)                  (2,296)
      Costs associated with refinancing         (967)           -            -         (967)           -            -        (967)
      Common stock issued                         27            -            -           27            -            -          27
      Increase in compensating balances
      on deposit                                   -            -            -            -         (194)           -        (194)
                                            -------------------------------------------------------------------------------------
       NET CASH FROM FINANCING ACTIVITIES       (940)      18,593            -       17,653        3,548            -      21,201
                                            -------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash            -            -            -            -          (16)           -         (16)
                                            -------------------------------------------------------------------------------------
Net Change in Cash                               184          (38)           -          146      (25,149)           -     (25,003)
Cash, Beginning of Period                          1          903            -          904       42,313            -      43,217
                                            -------------------------------------------------------------------------------------
Cash, End of Period                         $    185     $    865     $      -     $  1,050     $ 17,164    $       -    $ 18,214
                                            =====================================================================================


CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS
ENDED MARCH 27, 2004
(IN THOUSANDS)


                                                       GUARANTOR                               OTHER      CONSOLIDATED  CONSOLIDATED
                                              PARENT  SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                            ----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $(44,162)   $(43,361)   $ 34,137     $(53,386)   $  8,456      $     -       $(44,930)
  Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
    Imputed interest on notes payable         (1,691)          -           -       (1,691)        337            -         (1,354)
    Deferred income tax provision              1,794        (519)          -        1,275          71            -          1,346
    Depreciation and amortization              7,088       3,074           -       10,162       6,851            -         17,013
    Bad debt provision                             -       1,740           -        1,740           -            -          1,740
    Loss on disposal of equipment                  -           -           -            -         335            -            335
    Equity in net income of
      unconsolidated affiliate/
      consolidated subsidiaries               37,832         753     (38,585)           -           -            -              -
    Inventory valuation adjustment                 -       1,278           -        1,278           -            -          1,278
    Impairment loss on goodwill and
      intangible assets                            -      24,143           -       24,143      10,181            -         34,324
    Foreign currency gains and losses              -         665           -          665           -            -            665
    Minority interest                              -           -           -            -       4,654            -          4,654
    Changes in assets and liabilities:
      Accounts receivable                       (116)     16,836           -       16,720      (3,688)           -         13,032
      Inventories                             (7,019)    (19,341)      4,448      (21,912)    (30,185)           -        (52,097)
      Prepaid expenses and other current
        assets                                (1,098)        423           -         (675)     (6,189)           -         (6,864)
     Other non-current assets                      -           -           -            -        (198)           -           (198)
      Accounts payable                         2,048         886           -        2,934      55,710            -         58,644
      Taxes payable                           15,848     (20,268)          -       (4,420)      1,943            -         (2,477)
      Accrued expenses                        14,503      21,791           -       36,294     (16,434)           -         19,860
                                            --------------------------------------------------------------------------------------
        NET CASH FROM OPERATING ACTIVITIES    25,027     (11,900)          -       13,127      31,844            -         44,971
                                            --------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                   (2,051)     (2,828)          -       (4,879)     (9,112)           -        (13,991)
       Proceeds from sale of investment            -           -           -            -         951            -            951
       Additional payment for tradenames     (21,750)          -           -      (21,750)          -            -        (21,750)
                                            --------------------------------------------------------------------------------------
         NET CASH FROM INVESTING ACTIVITIES  (23,801)     (2,828)          -      (26,629)     (8,161)           -        (34,790)
                                            --------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of
       credit and other debt                       -       7,500           -        7,500       5,189            -         12,689
       Repayment of long-term debt              (317)       (284)          -         (601)          -            -           (601)
      Costs associated with refinancing       (1,130)          -           -       (1,130)          -            -         (1,130)
      Common stock issued                        223           -           -          223           -            -            223
      Increase in compensating balances
       on deposit                                  -           -           -            -      (5,600)           -         (5,600)
                                            -------------------------------------------------------------------------------------
       NET CASH FROM FINANCING ACTIVITIES     (1,224)      7,216           -        5,992        (411)           -          5,581
                                            -------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash            -           -           -            -       1,613            -          1,613
Net Change in Cash                                 2      (7,512)          -       (7,510)     24,885            -         17,375
Cash, Beginning of Period                          -       8,972           -        8,972      23,630            -         32,602
                                            -------------------------------------------------------------------------------------
Cash, End of Period                         $      2    $  1,460   $       -     $  1,462    $ 48,515      $     -       $ 49,977
                                            =====================================================================================


13.  SUBSEQUENT EVENT

     On May 11, 2005, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement by and among Wells Fargo Foothill, Inc., as administrative agent and collateral agent, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, the Company and each of the Company's domestic subsidiaries. The Second Amendment amends and restates (a) the minimum Consolidated Fixed Charge Coverage Ratio that the Company must maintain for the rolling twelve-month periods ending each calendar month from March 31, 2005 through December 31 2005, (b) the minimum EBITDA covenant and (c) the definition of "Borrowing Base" to provide up to an additional $11 million of availability. The Amendment subjects the Company's foreign subsidiaries (other than Amalgamated Appliance Holdings Limited ("AMAP")) to the covenants currently restricting the Company and its domestic subsidiaries from engaging in certain actions without the consent of the senior lender, including incurring debt, engaging in mergers or certain sales of assets, making guaranties, incurring liens or engaging in sale and leaseback transactions. The Second Amendment also increases the prepayment premium and provides for certain mandatory prepayments upon issuance of debt or equity, or sales of certain assets, by the Company's foreign subsidiaries. The Amendment is subject to certain conditions, including that the Company deliver to the senior lender within certain time periods stock pledges of certain of the Company's foreign subsidiaries, including AMAP.

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

The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. We calculate additional accounts receivable allowances for anticipated future customer returns and claims. This additional accrual covers defective product (warranty), sales returns and other customer allowances. The amounts and trends are analyzed to develop appropriate percentages that are applied against future sales. Based on the procedures outlined herein, and the fact that only one customer accounted for 12.1% of the gross accounts receivable at April 2, 2005 and no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION - The Company's domestic inventories are generally determined using the last-in, first-out (LIFO) method. These inventories account for approximately 50.1% and 53.7% of the Company's inventories as of April 2, 2005 and July 3, 2004, respectively. All remaining inventory cost is determined on the first-in, first-out basis. The Company records inventory at the lower of its cost or net realizable value. Management regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories and for items that we are unable to sell at prices above their original cost. When such items are identified, a charge to operations results to reduce the book value to the net amount expected to be realized upon the sale of such items. There is inherent subjectivity and uncertainty in this estimation process.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is currently evaluating the impact of this interpretation on its financial statements.

     In December 2004, the FASB issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this statement for the first quarter of fiscal 2006, beginning July 3, 2005, and is currently evaluating the impact on its financial statements.

     On October 22, 2004, the American Jobs Creation Act ("the AJCA") was signed into law. The AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company has completed its evaluation of the repatriation provision of the AJCA and does not intend to apply this provision to qualifying foreign earnings repatriations. The Company currently has options to employ lower tax alternatives for potential future foreign earnings repatriations, including accumulated foreign earnings that were previously taxed in the U.S., as well as the use of the Company's U.S. net operating loss carryforward.


     QUARTER IN REVIEW

     For the third quarter of fiscal 2005 (thirteen weeks ended April 2, 2005), Salton continued its focus on increasing international opportunities, increasing domestic pricing to offset rising product costs, and reducing domestic operating costs in an effort to align U.S. costs with current sales levels and return the domestic business to profitability.

     During the third quarter, Salton invested approximately $4.2 million of selling, advertising, general and administrative costs to expand sales into Spain, Italy and Germany, which resulted in new sales of $4.5 million for the quarter.

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

     RESULTS OF OPERATIONS
     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:


                                                           13 WEEKS ENDED
                                                   -------------------------------
                                                   APRIL 2, 2005    MARCH 27, 2004
                                                   -------------    --------------
     Net sales                                         100.0%           100.0%
     Cost of goods sold                                 72.2             71.0
     Distribution expenses                               7.8              8.8
                                                       ------           ------
         Gross profit                                   20.0%            20.2%
     Selling, general and administrative expense        28.2             35.7
     Intangible Impairment Loss                          0.1             17.9
     Restructuring Costs                                 0.1              0.0
                                                       ------           ------
     Operating income                                   -8.4%           -33.4%
                                                       ------           ------

     THIRD QUARTER FISCAL 2005 COMPARED TO THIRD QUARTER FISCAL 2004

     NET SALES AND GROSS PROFIT
     Sales for the third quarter of 2005 were $203.4 million compared to $191.4 million the third quarter of 2004. The $12.0 million or 6.3% increase was primarily a result of a $3.3 million domestic sales increase, led primarily by an increase in the sale of George Foreman branded products and an $8.7 million foreign sales increase primarily driven by increases in AMAP. Foreign sales increase includes $7.8 million of foreign currency fluctuation gain.

     International growth from AMAP, Brazil and Mexico and new growth from our start-up operations in Spain, Italy and Germany, was partially offset by softer sales in the United Kingdom as a result of a continued weak retail environment.

     Gross profit, as a percent of net sales, was 20.0% in third quarter of 2005 as compared to 20.2% in third quarter of 2004, a decrease of 0.2%. The gross profit was impacted by lower gross margins domestically, principally as a result of higher materials costs and inventory reduction efforts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased to 28.2% of net sales or $57.3 million in the third quarter of 2005 compared to 35.7% of net sales or $68.3 million for the third quarter of 2004. The decrease was a result of domestic cost reductions partially offset by approximately $4.2 million of additional expenses associated with our new subsidiaries in Spain, Italy and Germany and $1.6 million of foreign currency fluctuations.

     For the third quarter of 2005, as a percent of sales, expenditures for television, royalty expense, certain other media and cooperative advertising and promotional activities decreased to 9.8% from 14.5% of net sales for second quarter of 2004. Most of the decrease was in cooperative advertising and promotional activities in the domestic market, which were reduced to more normalized levels in the current year.

     NET INTEREST EXPENSE
     Net interest expense was $13.4 million for the third quarter of 2005 compared to $9.8 million in the third quarter of 2004. Our annualized weighted average rate of interest on average borrowings was 11.6% in the third quarter of 2005 compared to 10.5% in the same period in 2004. The average amount of all debt outstanding was $463.7 million for the third quarter of 2005 compared to $373.3 million for the same period in 2004.

     IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS
     Effective with the beginning of Fiscal Year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets and instead, performs an annual fair-value based impairment test which is done more frequently if circumstances indicate a potential impairment.

     The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year, with interim reviews performed by Management quarterly. Management determined that the balance of $0.2 million of goodwill was impaired and was therefore written off. There was no other impairment of the Tradenames comprising the remaining balances. During the third quarter of 2004, Management determined that the combination of certain events including the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have an adverse effect on the carrying value of the Goodwill and Other Intangible Assets so an interim impairment test was conducted. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values and the Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets of $6.1 million.

     RESTRUCTURING EXPENSE
     Restructuring expenses in the current quarter included closure costs for certain distribution facilities and consulting fees.

     INCOME TAXES
     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate benefit for the third quarter of 2005 of (29.0)% to differ from the prior year rate of (22.5)% due to a shift in income mix from lower rate foreign jurisdictions to the U.S. in 2005 as well as non-deductible goodwill impairment charges and the establishment of deferred tax valuation allowances recorded in 2004. The effective tax rate benefit for the third quarter 2005 was also impacted by $1.1 million of adjustments to certain deferred tax asset balances and an increase in tax reserves based upon management's estimates of probable losses. The adjustments of the deferred tax asset balances are not material to the Company's estimated full year earnings per share, cash from operations or shareholders' equity.

     THIRTY-NINE WEEKS IN REVIEW

     For the first thirty-nine weeks of fiscal 2005 (thirty-nine weeks ended April 2, 2005), Salton continued its focus on increasing international opportunities and reducing domestic operating costs in an effort to align U.S. costs with current sales levels and return the domestic business to profitability.

     Salton continued its international expansion and opened operations in Spain, Italy and Germany, generating $10.3 million in new international business.

     We continued to implement the U.S. restructuring plan with additional headcount reductions and facility closures in the domestic operations. Our U.S. restructuring plan is on-target and, when fully implemented this fiscal year, is expected to generate at least $40.0 million in annual cost savings.

     In connection with the U.S. restructuring, we recorded pretax charges of $1.1 million in the first thirty-nine weeks of fiscal 2005 for consulting and legal fees, termination and severance costs associated with the headcount reduction in the U.S. and costs involved in the closure of certain distribution facilities Although the dollar amount is minimal, these costs do impact the overall comparability of reported operating income, net income and earnings per share for the first half of fiscal 2005.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                              39 WEEKS ENDED
                                                     -------------------------------
                                                     APRIL 2, 2005    MARCH 27, 2004
                                                     -------------    --------------
     Net sales                                            100.0%          100.0%
     Cost of goods sold                                    70.0            66.1
     Distribution expenses                                  6.2             6.6
                                                     -------------    --------------
        Gross profit                                       23.8%           27.3%
     Selling, general and administrative expense           22.0            25.5
     Intangible impairment loss                             0.0             4.1
     Restructuring costs                                    0.1             0.0
                                                     -------------    --------------
     Operating income                                       1.7%           -2.3%
                                                     -------------    --------------

     FIRST THIRTY-NINE WEEKS OF 2005 COMPARED TO FIRST THIRTY-NINE WEEKS OF FISCAL 2004

     NET SALES AND GROSS PROFIT
     Salton's net sales for the thirty-nine weeks ended April 2, 2005 were $854.5 million. This represented an increase in revenues of 3.3% compared to $827.0 million for the same period in 2004. This increase was primarily the result of foreign sales increases of $73.5 million, which includes $38.5 million of foreign currency fluctuation gain, substantially offset by decreases in the domestic market from the first half of 2005.

     Gross profit in first thirty-nine weeks of 2005 decreased to $203.6 million compared to $226.1 million in the first thirty-nine weeks of 2004. As a percent of net sales, gross profit decreased from 27.3% in the first thirty-nine weeks of 2004 to 23.8% of net sales in the first thirty-nine weeks of 2005. The percentage decline was primarily a result of a higher volume of lower margin electronic sales from AMAP, higher industry-wide product costs, promotional pricing to launch the Company's coffee pod initiatives combined with a large volume of lower margin sales in the domestic market in an effort to move discontinued product under our inventory reduction plans and warehouse closures.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased to 22.0% of net sales or $187.9 million in first thirty-nine weeks of 2005 compared to 25.5% of net sales or $210.6 million for first thirty-nine weeks of 2004. Cost reductions achieved under the U.S. restructuring plan were partially offset by foreign increases which included international expansion, and $7.9 million related to foreign currency fluctuations.

     For the first thirty-nine weeks of 2005, as a percent of sales, expenditures for television, royalty expense, certain other media and cooperative advertising and promotional activities decreased to 9.1% from 11.9% of sales for first thirty-nine weeks of 2004. While first quarter product launches increased direct advertising expenditures, second quarter promotional and direct advertising expenditures were reduced and third quarter cooperative advertising and promotional activities returned to more normalized levels. This returned the Company's overall rate of expenditures to a more normalized level.

     IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS
     Effective with the beginning of Fiscal Year 2003, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite lived intangible assets and instead, performs an annual fair-value based impairment test which is done more frequently if circumstances indicate a potential impairment.

     The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year, with interim reviews performed by Management quarterly. Management determined that the balance of $0.2 million of goodwill was impaired and was therefore written off. There was no other impairment of the Tradenames comprising the remaining balances. During the third quarter of 2004, Management determined that the combination of certain events including the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have an adverse effect on the carrying value of the Goodwill and Other Intangible Assets so an interim impairment test was conducted. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values and the Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets of $6.1 million.

     RESTRUCTURING COSTS
     In connection with the U.S. restructuring, we recorded pretax charges of $1.1 million in the first thirty-nine weeks of fiscal 2005 for consulting and legal fees, termination and severance costs associated with the headcount reduction in the U.S. and costs involved in the closure of certain distribution facilities.

     NET INTEREST EXPENSE
     Net interest expense was $40.2 million for the first thirty-nine weeks of fiscal 2005 compared to $29.8 million in the first thirty-nine weeks of fiscal 2004. Our annualized weighted average rate of interest on average borrowings was 11.2% in the first thirty-nine weeks of 2005 compared to 10.0% in the same period in 2004. The average amount of all debt outstanding was $480.7 million for the first thirty-nine weeks of 2005 compared to $397.3 million for the same period in 2004.

     INCOME TAXES
     Our provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. We expect our effective tax rate benefit for the thirty-nine weeks ended April 2, 2005 of (28.0)% to differ from the prior year rate of (17.1)% due to a shift in income mix from lower rate foreign jurisdictions to the U.S. in 2005 as well as non-deductible goodwill impairment charges and the establishment of deferred tax valuation allowances recorded in 2004. The effective tax rate benefit for the thirty-nine weeks ended April 2, 2005 was also impacted by a $1.1 million of adjustments to certain deferred tax asset balances and an increase in tax reserves based upon management's estimates of probable losses. The adjustments of the deferred tax asset balances are not material to our estimated full year earnings per share, cash from operations or shareholders' equity.

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW FROM OPERATIONS
     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured revolving credit facility. In the first thirty-nine weeks of fiscal 2005, Salton's operations used $52.9 million in cash flow, compared with cash inflow of $45.0 million in the first thirty-nine weeks of fiscal 2004. The most significant impact was in accounts payable, which was a source of cash rising $58.6 million in the prior year but decreased to $46.8 million in the current year. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-Fall and early Winter.

     Our cash flow from operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, we have recently experienced an upward trend in raw material prices and expect this trend could continue.

     We also currently use foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Great Britain Pound and South Africa Rand against United States Dollars.

     INVESTING ACTIVITIES
     We incurred approximately $8.1 million for capital expenditures during the first thirty-nine weeks of fiscal 2005, including approximately $2.7 million in construction-in-progress for a warehouse renovation in Europe. We received proceeds of $15.5 million from the sale of property and investments, primarily from the sale of the renovated warehouse in Europe.

     FINANCING ACTIVITIES
     We had net proceeds from worldwide credit facilities of $25.4 million. The increase in facility usage represents an increase in working capital that was financed through our credit facilities in the U.S. and the UK.

     REVOLVING CREDIT FACILITY
     On June 15, 2004, we entered into an amended and restated $275.0 million senior secured revolving credit facility, which initially provides us with the ability to borrow up to $207.0 million (including $10.0 million for letters of credit). Advances under the senior secured revolving credit facility are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of June 15, 2007 and is subject to a prepayment premium based on the date of prepayment.

     As of April 2, 2005, we had borrowed $151.7 million under the senior secured revolving credit facility, $100.0 million of which is included in long-term liabilities. We had approximately $7.8 million available under this facility for future borrowings.

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

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 5.0%, equaling 7.7% at April 2, 2005; or the Base Rate (prime rate), plus 3.0%, equaling 8.75% at April 2, 2005. The Company has the option to convert any base rate loan to LIBOR rate loan, which includes an applicable margin of 5.0%. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

     We failed to comply with certain financial covenants contained in the senior secured credit revolving facility for the fiscal month ended April 2, 2005.

     On May 11, 2005, we entered into a Second Amendment to the Amended and Restated Credit Agreement by and among Wells Fargo Foothill, Inc., as administrative agent and collateral agent, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, the Company and each of the Company's domestic subsidiaries. The Second Amendment amends and restates (a) the minimum Consolidated Fixed Charge Coverage Ratio that we must maintain for the rolling twelve-month periods ending each calendar month from March 31, 2005 through December 31 2005, (b) the minimum EBITDA covenant and (c) the definition of "Borrowing Base" to provide up to an additional $11 million of availability. The Amendment subjects the Company's foreign subsidiaries (other than Amalgamated Appliance Holdings Limited ("AMAP")) to the covenants currently restricting us and our domestic subsidiaries from engaging in certain actions without the consent of the senior lender, including incurring debt, engaging in mergers or certain sales of assets, making guaranties, incurring liens or engaging in sale and leaseback transactions. The Second Amendment also increases the prepayment premium and provides for certain mandatory prepayments upon issuance of debt or equity, or sales of certain assets, by our foreign subsidiaries. The Amendment is subject to certain conditions, including that we deliver to the senior lender within certain time periods stock pledges of certain of our foreign subsidiaries, including AMAP.

     SENIOR SUBORDINATED NOTES
     In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10 3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $7.7 million related to the fair value of interest rate swap agreements that have been monetized).

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

     On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended their facility agreement with Hong Kong Shanghai Bank. As of April 2, 2005, there was $16.5 million utilized under the facility included in other current debt.

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

     We are currently pursuing various strategic options to raise the funds required to repay the $125.0 million of outstanding 10-3/4% senior subordinated notes due December 15, 2005 and allow us to satisfy our anticipated liquidity needs. These strategic options may include, among other things, incurring additional debt, issuing debt or equity securities, sales of assets or businesses, reducing expenditures for new product development and/or cutting other costs, exchange offers and/or consent solicitations of our outstanding securities. The availability and success of any of these options will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We will have to accomplish several of the foregoing options, some of which require the consent of our senior lenders and/or the holders of our senior subordinated notes, within the next six months in order to enable us to repay the outstanding 10-3/4% subordinated notes and satisfy our liquidity needs. We cannot assure you that any of such options could be effected, or if so, on terms favorable to us, that such options would enable us to repay the outstanding 10-3/4% subordinated notes or satisfy our liquidity needs and/or that such options would be permitted under the terms of our senior secured revolving credit facility or the indentures governing our senior subordinated notes.

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

     All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $0.2 million and $8.7 million at April 2, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the third quarter was $(5.5) million. There was $(0.6) million and $(6.0) million at April 2, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At April 2, 2005, the Company had foreign exchange forward contracts for the purchase of 37.6 million U.S. dollars. Contracts for the purchase of 25.1 million U.S. dollars were entered into during the third quarter of fiscal 2005.


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

     ITEM 5. OTHER INFORMATION

     On May 11, 2005, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement by and among Wells Fargo Foothill, Inc., as administrative agent and collateral agent, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, the Company and each of the Company's domestic subsidiaries. The Second Amendment amends and restates (a) the minimum Consolidated Fixed Charge Coverage Ratio that the Company must maintain for the rolling twelve-month periods ending each calendar month from March 31, 2005 through December 31 2005, (b) the minimum EBITDA covenant and (c) the definition of "Borrowing Base" to provide up to an additional $11 million of availability. The Amendment subjects the Company's foreign subsidiaries (other than Amalgamated Appliance Holdings Limited ("AMAP")) to the covenants currently restricting the Company and its domestic subsidiaries from engaging in certain actions without the consent of the senior lender, including incurring debt, engaging in mergers or certain sales of assets, making guaranties, incurring liens or engaging in sale and leaseback transactions. The Second Amendment also increases the prepayment premium and provides for certain mandatory prepayments upon issuance of debt or equity, or sales of certain assets, by the Company's foreign subsidiaries.

     The Amendment is subject to certain conditions, including that the Company deliver to the senior lender within certain time periods stock pledges of certain of the Company's foreign subsidiaries, including AMAP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 2005
                                SALTON, INC.

                                /s/  DAVID M. MULDER
                                David M. Mulder
                                Executive Vice President, Chief Administrative Officer and Senior Financial Officer
                                (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------

    10.25 Second Amendment to Amended and Restated Credit Agreement dated as of May 11, 2005 by and among the Lenders that are signatories thereto, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., a Delaware corporation, each of its subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories thereto as Guarantors

    12(A)           Computation of Ratio of Earnings to Fixed Charges

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