Form 10-K/A
period 2004-07-03
SALTON INC
filed 2005-07-01
CIK 878280

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
                         Commission file number 0-19557

                                  SALTON, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

                DELAWARE                               36-3777824
                --------                               ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or organization)

            1955 FIELD COURT                              60045
         LAKE FOREST, ILLINOIS                            -----
         ---------------------                          (Zip Code)
 (Address of Principal Executive Offices)

       Registrant's Telephone Number, including area code: (847) 803-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of Each Exchange on Which Registered
--------------                        -----------------------------------------
Common Stock, $0.01 par value         New York Stock Exchange

Rights to Purchase Series B           New York Stock Exchange
Junior Participating Preferred Stock

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

                                EXPLANATORY NOTE

Salton, Inc. (the "Company") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 3, 2004, originally filed September 16, 2004, as amended October 18, 2004, (the "Form 10-K") principally to reflect the restatement to reclassify the Company's convertible preferred stock. As described in Note 18, subsequent to the issuance of the Company's consolidated financial statements for the year ended July 3, 2004, the Company has determined that it is necessary to restate its consolidated balance sheets and statements of stockholders' equity for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity, as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities". The restatement had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected.

This Amendment No. 2 contains changes to the following disclosures:

   -     Part II - Item 5.  Market for the Registrant's Common Equity and
                            Related Stockholder Matters

   -     Part II - Item 6.  Selected Financial Data

   -     Part II - Item 7.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations

   -     Part II - Item 8.  Financial Statement and Supplementary Data

   -     Part II - Item 9A. Controls and Procedures

This Amendment No. 2 amends only portions of the Form 10-K; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. Except to the extent expressly set forth herein, this Form 10-K/A continues to speak as of the date of the Form 10-K and the Company has not updated or amended to reflect events that have occurred since the filing of the Form 10-K for the year ended July 3, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

On June 23, 2005, the Company entered into an agreement in principle with Angelo, Gordon & Co., L.P., as discretionary investment manager for and on behalf of certain investment funds and accounts which beneficially own approximately $41.3 million or 33% of Salton's outstanding 10-3/4% Senior Subordinated Notes due December 15, 2005, to participate in a private debt exchange offer for the outstanding 2005 Notes and the outstanding 12-1/4% Senior subordinated notes due April 15, 2008. Refer to the Current Report on Form 8-K filed on June 28, 2005.

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

CONVERTIBLE PREFERRED STOCK

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

                                                          FIVE-YEAR SUMMARY OF FINANCIAL DATA (AS RESTATED, SEE NOTE 18)
                                                   --------------------------------------------------------------------------
(IN THOUSANDS)                                     JULY 3, 2004(1)  JUNE 28, 2003  JUNE 29, 2002  JUNE 30, 2001  JULY 1, 2000
                                                   ---------------  -------------  -------------  -------------  ------------
STATEMENT OF INCOME:
Net sales(2)                                       $     1,076,735  $     894,908  $     922,479  $     792,114  $    837,302
Cost of goods sold                                         751,012        578,826        544,147        474,256       467,250
Distribution expenses                                       72,088         58,475         60,831         49,395        37,639
                                                   ---------------  -------------  -------------  -------------  ------------
        Gross profit                                       253,635        257,607        317,501        268,463       332,413
Selling, general, and administrative expenses              273,257        208,203        223,577        156,885       156,749
Lawsuit settlements, net                                         -              -          2,580              -             -
Impairment loss on goodwill and intangible assets           40,855            800              -              -             -
Restructuring costs                                          1,798              -              -              -             -
                                                   ---------------  -------------  -------------  -------------  ------------
        Operating (loss) income                            (62,275)        48,604         91,344        111,578       175,664
Interest expense, net                                       40,192         40,204         44,431         37,732        28,761
Loss on early extinguishment of debt                         5,049              -              -              -             -
Fair market value adjustment on derivatives                      -         (2,516)         2,372              -             -
                                                   ---------------  -------------  -------------  -------------  ------------
        (Loss) Income before income taxes and
          minority interest                               (107,516)        10,916         44,541         73,846       146,903
Income tax (benefit) expense                               (20,089)         2,685         14,394         27,692        55,087
Minority interest, net of tax                                7,745            260              -              -             -
                                                   ---------------  -------------  -------------  -------------  ------------
Net (loss) income                                  $       (95,172) $       7,971  $      30,147  $      46,154  $     91,816
                                                   ===============  =============  =============  =============  ============
Weighted average common shares outstanding                  11,258         11,152         11,005         11,750        11,221
Net (loss) income per share:
        Basic                                      $         (8.45) $        0.71  $        2.74  $        3.93  $       8.18
Weighted average common shares and common
        Equivalent shares outstanding                       11,258         15,114         15,042         16,065        15,526
Net (loss) income per share:
        Diluted                                    $         (8.45) $        0.53  $        2.00  $        2.87  $       5.91

BALANCE SHEET DATA (AT PERIOD END):
Working capital(4)                                 $       306,104  $     353,492  $     279,519  $     310,648  $    197,671
Total assets                                               854,552        812,372        823,927        722,884       564,276
Total debt (3)                                             418,991        374,152        460,066        402,713       327,220
Convertible preferred stock                                 40,000         40,000         40,000         40,000        40,000
Stockholders' equity (restated)(5)                         133,576        213,904        205,036        171,497       133,808
Dividends Paid                                                   -              -              -              -             -

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

(4) Prior year information for 2003 has been adjusted to reflect an increase of $5.0 million in working capital associated with the reclassification of an escrow account from non-current assets to current assets related to the loan notes to Pifco shareholders.

(5) The Company has restated its financial statements to remove its Series A convertible preferred stock from permanent equity. The reclassification only affected the balance sheet classification of the preferred stock and had no effect on net income, earnings per share or cash flows. See Note 18 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations has been updated to give effect to the restatement and reclassification of the Company's consolidated financial statements as described in Note 18.

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

In connection with the U.S. restructuring plan and subsequent valuation reviews in light of those decisions, we recorded certain pretax charges in the fourth quarter of 2004 as follows:

   - $20.2 million write-down of certain inventory identified for liquidation as part of the Company's decision to rationalize warehouse and distribution facilities

   - $6.5 million of intangible asset impairment charge associated with trademarks affected by the restructuring plan

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

Other items impacting the 2004 fiscal year-end results include:

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
                                                             =====          =====          =====

(1) Includes $24.0 million (2.2% of net sales ) of fourth quarter restructuring costs (See "Year in Review").

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

LOSS ON EARLY EXTINGUISHMENT OF DEBT

During the fourth quarter of fiscal year 2004, the Company incurred a non-cash pretax charge of $5.0 million for the write-off of unamortized financing costs under the previous credit agreement. (See Liquidity discussion surrounding new financing arrangements).

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

The Company uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. Unrealized pre-tax losses resulting from foreign exchange contracts that qualified as cash flow hedges were $7.6 million for fiscal 2004 compared to a de minimis amount in fiscal 2003.

INCOME TAXES

Income tax expense was a tax benefit of $20.1 million in fiscal 2004 as compared to income tax expense of $2.7 million in fiscal 2003. The effective tax rate (benefit) for federal, state, and foreign income taxes was approximately (18.7)% in 2004 versus approximately 24.6% in 2003. The effective tax rate (benefit) in 2004 is less than the fiscal 2003 tax rate primarily because of $13.3 million of non-deductible goodwill that was written off as a result of an impairment charge in 2004 and $6.9 million of tax reserves provided as a valuation allowance against certain foreign income tax credits that have a five year life for U.S. tax purposes.

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

INVESTING ACTIVITIES

We incurred approximately $33.1 million for capital expenditures during fiscal 2004 including approximately $12.0 million in construction-in-progress for a warehouse renovation in Europe. We also had $16.1 million of additional compensating cash balances on hand.

FINANCING ACTIVITIES

We had net proceeds from worldwide credit facilities of $61.0 million. These proceeds were offset by $4.3 million of financing costs associated with refinancing activities and our final $21.9 million installment payment associated with the acquisition of the George Foreman tradename.

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

SENIOR SUBORDINATED NOTES

In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10 -3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12 -1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $9.6 million related to the fair value of interest rate swap agreements that have been monetized).

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

CONVERTIBLE PREFERRED STOCK

On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum equal to 12 -1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

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

COMMITMENTS AND CONTINGENCIES

To facilitate and understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                         Payments Due by Period
                                               ------------------------------------------
                                                Within                            After 5
(IN THOUSANDS)                        Total     1 Year      2-3 years  4-5 years   years
                                    ---------  --------     ---------  ---------  -------
Long-Term Debt                      $ 412,151  $ 37,151(1)  $ 225,000  $ 150,000  $     -
Short-Term Debt                        10,980    10,980             -          -        -
Capital Lease Obligations               1,297       536           761          -        -
Operating Leases                       58,694    10,715        17,423     11,933   18,623
                                    ---------  --------     ---------  ---------  -------
Total Contractual Cash Obligations  $ 483,122  $ 59,382     $ 243,184  $ 161,933  $18,623
                                    =========  ========     =========  =========  =======

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

                                               Amount of Commitment Expiration Per Period
                                               ------------------------------------------
                                      Total
                                     Amounts    Within                            After 5
(IN THOUSANDS)                        Total     1 Year      2-3 years  4-5 years   years
                                    ---------  --------     ---------  ---------  -------
License Agreements (1)              $  20,712  $  6,968     $   9,669  $   3,690  $   385
Pension Plan Contributions (2)          1,060     1,060             -          -        -
Executive Compensation (3)              3,900     2,100         1,800          -        -
Foreman Agreement (4)                   3,750     3,000           750          -        -
                                    ---------  --------     ---------  ---------  -------
Total Commercial Commitments        $  29,422  $ 13,128     $  12,219  $   3,690  $   385
                                    =========  ========     =========  =========  =======

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

ITEM 9A. CONTROLS AND PROCEDURES

Prior to filing its original annual report on Form 10-K for the period ending July 3, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Senior Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the period covered by such report (July 3, 2004). Based upon that evaluation, the Chief Executive Officer and Senior Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

There was no change in internal control over financial reporting that occurred in the fourth quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

As described in Note 18, "Restatement and Reclassification" to the accompanying consolidated financial statements, subsequent to the issuance of the Company's condensed consolidated financial statements for the fiscal quarter ended April 2, 2005, the Company determined that its Series A convertible preferred stock should be classified outside of permanent equity in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities", because the redemption of the Series A convertible preferred stock in shares of common stock is outside of the Company's control. The restatement to reclassify the Series A convertible preferred shares had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected. The Company has concluded that the circumstances that led to the filing of this amendment on Form 10-K/A resulted primarily from certain accounting practices that had been in place for several years, and prior to the Company's improvements to the financial accounting and reporting management resources, research tools and control processes.

In connection with the restatement referred to above, the Company re-evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Senior Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934 as of the end of the period covered by this amended annual report on Form 10-K/A (July 3, 2004). Based on that re-evaluation, and solely as a result of the restatement discussed above, the Chief Executive Officer and Senior Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective. However, based upon the improvements to the financial accounting and reporting management resources, research tools and control processes implemented during fiscal year 2005, the Company's Chief Executive Officer and Senior Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the date of June 30, 2005 (the date this report was filed with the SEC). In concluding that the Company's disclosure controls and procedures were effective as of June 30, 2005, the Chief Executive Officer and Senior Financial Officer also considered, among other things, the circumstances that resulted in the restatement of the Company's previously issued financial statements, the materiality of the restatement adjustments on the Company's consolidated financial statements and that restatement had no effect on the Company's historical reported net income, earnings per share or net cash flows.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1 and 2 - An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3) Exhibits:

An "Exhibit Index" has been filed as part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June, 2005.

                                         SALTON, INC.

                                         By: /s/  DAVID M. MULDER
                                             --------------------
                                             David M. Mulder
                                             Executive Vice President, Chief
                                             Administrative Officer and
                                             Senior Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2005.

Signature
                          Executive Vice President, Chief Administrative Officer
  /s/ DAVID M. MULDER     and Senior Financial Officer
-----------------------   (Principal Accounting and Financial Officer)
      David M. Mulder

                                  SALTON, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                             YEAR ENDED JULY 3, 2004

                                                                                        PAGE
                                                                                        ----
Report of Independent Registered Public Accounting Firm                                 F-2

Consolidated Balance Sheets (as restated, see Note 18)                                  F-3

Consolidated Statements of Income                                                       F-4

Consolidated Statements of Stockholders' Equity (as restated, see Note 18)              F-5

Consolidated Statements of Cash Flows (as restated, see Note 18)                        F-6

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

As discussed in Note 18, the accompanying financial statements have been restated.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and certain identifiable intangible assets in 2003.

Deloitte & Touche LLP

Chicago, IL
September 15, 2004
(June 27, 2005 as to the effects of the restatement discussed in Note 18)

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
July 3, 2004 and June 28, 2003
(In thousands except share data)

ASSETS                                                                                      2004         2003
                                                                                        -----------    -----------
                                                                                        (as restated, see Note 18)
                                                                                        --------------------------
Current Assets:
  Cash                                                                                   $   46,847    $   35,702
  Compensating balances on deposit                                                           34,000        17,400
  Accounts receivable, less allowance:
    2004 - $15,839; 2003 - $8,095                                                           180,391       198,511
  Inventories                                                                               253,627       217,317
  Prepaid expenses and other current assets                                                  21,267        18,203
  Prepaid income taxes                                                                            -         9,606
  Deferred income taxes                                                                      25,742        12,825
                                                                                         ----------    ----------
           Total current assets                                                             561,874       509,564

Property, Plant and Equipment:
   Land                                                                                       8,023         8,585
   Buildings                                                                                 17,120        16,403
   Molds and tooling                                                                         46,038        65,519
   Equipment and office furniture                                                            48,707        40,330
   Construction in progress                                                                  12,634             -
                                                                                         ----------    ----------
                                                                                            132,522       130,837
                                                                                         ----------    ----------
  Less accumulated depreciation                                                             (51,370)      (60,867)
                                                                                         ----------    ----------
Net Property, Plant and Equipment                                                            81,152        69,970

Tradenames                                                                                  184,421       191,963

Goodwill                                                                                          -        26,953

Non-Current Deferred Tax Asset                                                               11,589             -
Other Assets                                                                                 15,516        13,922
                                                                                         ----------    ----------

TOTAL ASSETS                                                                             $  854,552    $  812,372
                                                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt                                        $   48,667    $   27,911
  Accounts payable                                                                          137,671        73,548
  Accrued expenses                                                                           60,627        54,613
   Income taxes payable                                                                       8,805             -
                                                                                         ----------    ----------

           Total current liabilities                                                        255,770       156,072
Non-Current Deferred Income Taxes                                                                 -         8,311
Senior Subordinated Notes due 2005                                                          125,000       125,000
Senior Subordinated Notes due 2008, including an adjustment of $9,581 and
   $12,081 to the carrying value related to interest rate swap agreements, respectively     158,642       160,896
Long Term Debt-Revolving Credit Agreement                                                         -        76,119
Term Loan and Other Notes Payable                                                           100,761           873
Other Long Term Liabilities                                                                  17,288        16,240
                                                                                         ----------    ----------
           Total liabilities                                                                657,461       543,511
Minority Interest                                                                            23,515        14,957
Convertible Preferred Stock, $.01 par value; authorized,
     2,000,000 shares, 40,000 shares issued                                                  40,000        40,000
Stockholders' Equity:
  Common stock, $.01 par value; authorized,
    40,000,000 shares; shares issued and outstanding:
    2004 - 11,370,282; 2003 - 11,186,905                                                        148           148
  Treasury stock - at cost                                                                  (65,793)      (67,019)
  Additional paid-in capital                                                                 56,147        56,179
  Accumulated other comprehensive income                                                     12,668          (982)
  Retained earnings                                                                         130,406       225,578
                                                                                         ----------    ----------

           Total stockholders' equity                                                       133,576       213,904
                                                                                         ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  854,552    $  812,372
                                                                                         ==========    ==========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended July 3, 2004, June 28, 2003, and June 29, 2002

(In thousands except per share data)

                                                                                2004              2003             2002
Net sales                                                                    $ 1,076,735        $ 894,908        $ 922,479
Cost of goods sold                                                               751,012          578,826          544,147
Distribution expenses                                                             72,088           58,475           60,831
                                                                             -----------        ---------        ---------
Gross profit                                                                     253,635          257,607          317,501
Selling, general and administrative expenses                                     273,257          208,203          223,577
Lawsuit settlements, net                                                               -                -            2,580
Impairment loss on goodwill and intangible assets                                 40,855              800                -
Restructuring costs                                                                1,798                -                -
                                                                             -----------        ---------        ---------
Operating (loss) income                                                          (62,275)          48,604           91,344
Interest expense, net                                                             40,192           40,204           44,431
Loss on early extinguishment of debt                                               5,049                -                -
Fair market value adjustment on derivatives                                            -           (2,516)           2,372
                                                                             -----------        ---------        ---------
(Loss) income before income taxes and minority interest                         (107,516)          10,916           44,541
Income tax (benefit) expense                                                     (20,089)           2,685           14,394
Minority interest, net of tax                                                      7,745              260                -
                                                                             -----------        ---------        ---------
Net (loss) income                                                            $   (95,172)       $   7,971        $  30,147
                                                                             ===========        =========        =========
Weighted average common shares outstanding                                        11,258           11,152           11,005
Weighted average common and common
  equivalent shares outstanding                                                   11,258           15,114           15,042
Net (loss) income per common share: basic                                    $     (8.45)       $    0.71        $    2.74
                                                                             ===========        =========        =========
Net (loss) income per common share: diluted                                  $     (8.45)       $    0.53        $    2.00
                                                                             ===========        =========        =========

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended June 29, 2002, June 28, 2003 and July 3, 2004

(In thousands)

                                                                                           ACCUMULATED
                                  COMMON              ADDITIONAL                              OTHER        TOTAL           TOTAL
                                  SHARES     COMMON    PAID IN      RETAINED   TREASURY   COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                OUTSTANDING   STOCK    CAPITAL      EARNINGS     STOCK    INCOME (LOSS)    EQUITY         INCOME
BALANCE, June 30, 2001 (as
   restated, see Note 18)          11,364    $  144   $ 32,932     $ 187,460  $ (47,865)    $  (1,174)   $ 171,497
  Net income                                                          30,147                                30,147       $ 30,147
  Other comprehensive income:
  Minimum pension liability
      net of tax of $(719)              -         -          -             -          -        (1,198)      (1,198)        (1,198)
   Derivative liability                                                                                          -              -
       net of tax of $(339)             -         -          -             -          -          (639)        (639)          (639)
  Foreign currency translation          -         -          -             -          -         3,756        3,756          3,756
                                                                                                                         --------
    Total comprehensive income          -         -          -             -          -             -            -       $ 32,066
                                                                                                                         ========
Issuance of common stock              167         2      2,473             -          -             -        2,475
Stock options exercised                17         -        175             -          -             -          175
Foreman Additional Liability         (456)        -     17,977             -    (18,029)            -          (52)
Treasury Stock Repurchase             (99)        -          -             -     (1,125)            -       (1,125)             -
                                   ------    ------   --------     ---------  ---------     ---------    ---------
BALANCE, JUNE 29, 2002 (as
   restated, see Note 18)          10,993       146     53,557       217,607    (67,019)          745      205,036
  Net income                            -         -          -         7,971          -             -        7,971       $  7,971
  Other comprehensive income:
  Minimum pension liability
      net of tax of $(4,546)            -         -          -             -          -       (10,351)     (10,351)       (10,351)
   Derivative liability                                                                                          -
       net of tax of $(4)               -         -          -             -          -           (10)         (10)           (10)
  Foreign currency translation          -         -          -             -          -         8,634        8,634          8,634
                                                                                                                         --------
    Total comprehensive income          -         -          -             -          -             -            -       $  6,244
                                                                                                                         ========
Issuance of common stock              185        2       1,648             -          -             -        1,650
Stock options exercised                 9         -         72             -          -             -           72
Stock warrants issued                   -         -        136             -          -             -          136
Foreman Additional Liability            -         -        766             -          -             -          766
                                   ------    ------   --------     ---------  ---------     ---------    ---------
BALANCE, JUNE 28, 2003 (as
   restated, see Note 18)          11,187       148     56,179       225,578    (67,019)         (982)     213,904
  Net loss                              -         -          -       (95,172)         -             -      (95,172)      $(95,172)
  Other comprehensive income:
  Minimum pension liability
      net of tax of $692                -         -          -             -          -         1,900        1,900          1,900
   Derivative liability
       net of tax of $(2,268)           -         -          -             -          -        (5,381)      (5,381)        (5,381)
  Foreign currency translation          -         -          -             -          -        17,131       17,131         17,131
                                                                                                                         --------
    Total comprehensive income          -         -          -             -          -             -            -       $(81,522)
                                                                                                                         ========
Stock options exercised                36         -        223             -          -             -          223
Issuance of common stock              147         -        163             -      1,226             -        1,389
Foreman additional liability            -         -       (418)            -          -             -         (418)
                                   ------    ------   --------     ---------  ---------     ---------    ---------
BALANCE, JULY 3, 2004  (as
   restated, see Note 18)          11,370    $  148   $ 56,147     $ 130,406  $ (65,793)    $  12,668    $ 133,576
                                   ======    ======   ========     =========  =========     =========    =========

                                  SALTON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended July 3, 2004, June 28, 2003 and June 29, 2002
                        (In thousands except share data)


                                                                                         2004           2003             2002
                                                                                              (as restated, see Note 18)
                                                                                       ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                    $ (95,172)     $   7,971        $ 30,147
  Adjustments to reconcile net income
    to net cash from operating activities:
    Imputed interest on note payable and other non-cash items                             (2,254)          (148)          6,045
    Deferred income tax (benefit) provision                                              (31,284)         5,846          (3,779)
    Inventory valuation adjustment                                                        20,532          1,200            (655)
    Fair value adjustment for derivatives                                                      -         (2,516)          2,372
    Foreign currency gains and losses                                                        678           (675)            450
    Bad debt provision                                                                     3,352          5,584           3,454
    Loss on early extinguishment of debt                                                   5,049              -               -
    Legal settlements                                                                          -              -           2,580
    Depreciation and amortization                                                         22,934         17,830          30,649
    Impairment loss on goodwill and intangible assets                                     40,855            800               -
    Gain on sale of investment                                                                 -              -            (200)
    Loss on disposal of property and equipment                                             5,304            650               -
    Equity in net income of investees, net of tax                                              -           (983)           (761)
    Minority interest, net of tax                                                          7,745            260               -
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                                   23,977         33,555         (32,281)
    Inventories                                                                          (45,411)        58,715         (46,962)
    Prepaid expenses and other current assets                                             (4,385)           994          (2,942)
    Accounts payable                                                                      54,848         25,074         (11,782)
    Income taxes payable                                                                  17,669         (6,096)         12,870
    Accrued expenses                                                                      (1,023)       (17,501)         16,123
                                                                                       ---------      ---------        --------

           Net cash from operating activities                                             23,414        130,560           5,328

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (33,108)       (23,009)        (16,252)
   Decrease (increase) in other non-current assets                                           180            167            (974)
   Proceeds from sale of property and equipment                                            1,041              -               -
   Increase in compensating balances on deposit                                          (16,600)       (12,900)         (4,500)
   Proceeds from sale of investment                                                            -              -             501
   Payment for tradenames                                                                      -              -         (19,843)
   Acquisition of majority interest/businesses, net of cash acquired                           -         (1,637)         (7,314)
                                                                                       ---------      ---------        --------

           Net cash from investing activities                                            (48,487)       (37,379)        (48,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) from revolving line of credit and other short term debt      61,047        (18,881)         72,231
   Repayment of terminated credit agreement                                             (105,928)             -               -
   Proceeds from amended and restated credit agreement                                   105,928              -               -
   Repayment of long-term debt                                                              (869)       (47,445)        (18,807)
   Costs associated with refinancing                                                      (4,338)        (2,807)         (1,115)
   Additional payment for tradenames                                                     (21,875)       (23,873)        (18,903)
   Common stock issued                                                                       223             74             175
   Proceeds from termination of swap transaction                                               -          8,058           8,146
   Purchase of treasury stock                                                                  -              -          (1,125)
                                                                                       ---------      ---------        --------

           Net cash from financing activities                                             34,188        (84,874)         40,602
                                                                                       ---------      ---------        --------

  The effect of exchange rate changes on cash                                              2,030            840          (1,090)
                                                                                       ---------      ---------        --------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                11,145          9,147          (3,542)

CASH, BEGINNING OF YEAR                                                                   35,702         26,555          30,097
                                                                                       ---------      ---------        --------

CASH, END OF YEAR                                                                      $  46,847      $  35,702        $ 26,555
                                                                                       =========      =========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                           $  38,450      $  38,381        $ 37,407
    Income taxes, net of refunds                                                          (5,731)         2,964           6,640

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

      COMPENSATING BALANCES ON DEPOSIT - The Company utilizes a facility with a bank to provide short-term documentary credits to conduct business with its suppliers in certain countries. These arrangements require that funds be held on deposit as security for this facility.

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

 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                   2004           2003           2002
                                                                       ---------       -------       --------
Net (loss) income - as reported                                        $ (95,172)      $ 7,971       $ 30,147
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                                    (1,517)       (1,994)        (2,728)
                                                                       ---------       -------       --------
Net income - pro forma                                                 $ (96,689)      $ 5,977       $ 27,419
                                                                       =========       =======       ========
Net income per common share: Basic
  As reported                                                          $   (8.45)      $  0.71       $   2.74
  Pro forma                                                                (8.59)         0.54           2.49
Net income per common share: Diluted
  As reported                                                              (8.45)         0.53           2.00
  Pro forma                                                                (8.59)         0.40           1.82

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

      In accordance with SFAS No. 142, the effect of the standard is to be reflected prospectively. Supplemental comparative disclosures as if the standard had been adopted retroactively is as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     JULY 3, 2004     JUNE 28, 2003     JUNE 29, 2002
                                                                     ------------     -------------     -------------
Net income:
Reported net (loss) income                                            $ (95,172)         $ 7,971          $ 30,147
Goodwill amortization, net of tax                                             -                -             2,155
Indefinite-life intangibles amortization, net of tax                          -                -             8,213
                                                                      ---------          -------          --------

Adjusted net income                                                   $ (95,172)         $ 7,971          $ 40,515
                                                                      =========          =======          ========

Basic (loss) income per share:
Reported (loss) income per basic share                                $   (8.45)         $  0.71          $   2.74
Add:  Goodwill amortization,
         net of tax, per basic share                                          -                -              0.20
         Indefinite-life intangibles amortization,
         net of tax, per basic share                                          -                -              0.75
                                                                      ---------          -------          --------

Adjusted basic (loss) income per share                                $   (8.45)         $  0.71          $   3.69
                                                                      =========          =======          ========

Diluted income per share:
Reported (loss) income per diluted share                              $   (8.45)         $  0.53          $   2.00
Add:  Goodwill amortization,
         net of tax, per basic share                                          -                -              0.14
         Indefinite-life intangibles amortization,
         net of tax, per basic share                                       0.00             0.00              0.55
                                                                      ---------          -------          --------

Adjusted diluted (loss) income per share                              $   (8.45)         $  0.53          $   2.69
                                                                      =========          =======          ========

The following tables summarize the goodwill and intangible asset activity and balances:

(IN THOUSANDS)

                                                            Impairment          Currency
                     6/28/2003           Additions           Charges           Fluctuations        7/3/2004
                     ---------           ---------          ----------         ------------        --------
Goodwill             $   26,953              $   -          $ (28,274)            $ 1,321          $        -
Tradenames              191,963                500            (12,581)              4,539             184,421
                     ----------              -----          ---------             -------          ----------
Total                $  218,916              $ 500          $ (40,855)            $ 5,860          $  184,421
                     ==========              =====          =========             =======          ==========

(IN THOUSANDS)

                                                            Impairment          Currency
                     6/28/2003           Additions           Charges           Fluctuations        7/3/2004
                     ---------           ---------          ----------         ------------        --------
Goodwill             $  24,394             $ 2,184             $    -              $   375          $  26,953
Tradenames             188,120               1,985               (800)               2,658            191,963
                     ---------             -------             ------              -------          ---------
Total                $ 212,514             $ 4,169             $ (800)             $ 3,033          $ 218,916
                     =========             =======             ======              =======          =========

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

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 JUNE 28, 2003
                                                 -------------
                                                  (UNAUDITED)
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

4. INVENTORIES

      A summary of inventories is as follows:

(IN THOUSANDS)

                                                JULY 3, 2004    JUNE 28, 2003
Raw materials                                   $      9,644    $      11,943
Work-in-process                                           70               81
Finished goods                                       243,913          205,293
                                                ------------    -------------
Total                                           $    253,627    $     217,317
                                                ============    =============

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

      Information regarding borrowings under the Credit Agreement and the previous revolving credit agreement is as follows:

(IN THOUSANDS)

                                                              JULY 3, 2004         JUNE 28, 2003
Balance at end of fiscal period                               $    132,653         $      76,119
Interest rate at end of fiscal period                                 7.25 %                3.50 %
Maximum amount outstanding at any month-end                        150,119               145,000
Average month-end amount outstanding                               116,687                99,788
Weighted average interest rate during fiscal period                   4.88 %                4.99 %
Outstanding letters of credit at end of fiscal period                    -                 4,884
Unused letters of credit at end of the fiscal period                10,000                 5,116

      SENIOR SUBORDINATED NOTES - On December 16, 1998, the Company issued $125.0 million of 10 -3/4% Senior Subordinated Notes (the 2005 Subordinated Notes) due December 15, 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 3, 2004, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

      On April 23, 2001, the Company issued $150.0 million of 12 -1/4% Senior Subordinated notes (the 2008 Subordinated Notes) due April 15, 2008. Proceeds of the 2008 Subordinated Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (see Note 3 Acquisitions and Alliances). The 2008 Subordinated Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 3, 2004, the Company was in compliance with all the provisions described above. If the Company incurs additional indebtedness, the Company is required to comply with a specified financial fixed charge coverage ratio.

      LOAN NOTES - Approximately $17.7 million of the purchase price of Salton Europe was paid by issuing loan notes (the Loan Notes) in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company and recorded as an escrow asset as of July 3, 2004 and June 28, 2003. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The remaining Loan Notes have been recorded at their net present value, or $4.5 million as of July 3, 2004 and $4.6 million as of June 28, 2003. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002. On July 1, 2002, $13.3 million of the Loan Notes were redeemed by shareholders. It is assumed that the balance will be redeemed on their fourth anniversary, June 30, 2005.

      Long-term debt matures as follows:

(IN THOUSANDS)


   FISCAL
    YEAR            SUBORDINATED    LOAN      CREDIT    CAPITAL
    ENDED              NOTES        NOTES    AGREEMENT   LEASES    OTHER     TOTAL
2005                $          -   $ 4,498   $  32,653  $   536  $ 10,980  $  48,667
2006                     125,000         -           -      761         -    125,761
2007                           -         -     100,000        -         -    100,000
2008                     150,000         -           -        -         -    150,000
2009
Thereafter                     -         -           -        -         -          -
                    ------------   -------   ---------  -------  --------  ---------

                    $    275,000   $ 4,498   $ 132,653  $ 1,297  $ 10,980  $ 424,428
                    ============   =======   =========  =======  ========  =========

      The recorded balance of the 2008 Subordinated Notes includes the following components:

(IN THOUSANDS)

                                              JULY 3, 2004  JUNE 28, 2003
Principal balance                             $     150,000  $     150,000

Fair value adjustment for terminated swap             9,581         12,081
Unamortized discount                                   (939)        (1,185)
                                              -------------  -------------
Recorded balance                              $     158,642  $     160,896
                                              =============  =============

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

7.    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

      On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum to 12 -1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

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
Expected life of warrant          1 year

      Accumulated other comprehensive income is comprised of the following:

(IN THOUSANDS)

                                              JULY 3, 2004     JUNE 28, 2003
                                             --------------   --------------
Minimum pension liability                    $      (10,172)  $      (12,072)
Derivative liability                                 (6,030)            (649)
Foreign currency translation                         28,870           11,739
                                             --------------   --------------
  Accumulated other comprehensive income     $       12,668   $         (982)
                                             ==============   ==============

8. EARNINGS PER SHARE

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                   YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                  JULY 3, 2004      JUNE 28, 2003    JUNE 29, 2002
Net (loss) income(1)                              $     (95,172)    $       7,971    $      30,147
Average common shares outstanding                        11,258            11,152           11,005
Earnings per share-basic                          $       (8.45)    $        0.71    $        2.74
Dilutive stock equivalents                                    -             3,962            4,037
Average common and common equivalent
shares outstanding                                       11,258            15,114           15,042
Earnings per share-diluted                        $       (8.45)    $        0.53    $        2.00

(1) Net income is the same for purposes of calculating basic and diluted EPS.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               For the year ended 2004(1) For the year ended 2003  For the year ended 2002
                                               -------------------------  ----------------------  ------------------------
                                                 Loss    Shares    EPS    Income  Shares    EPS    Income   Shares   EPS
                                               --------  ------  -------  ------  ------  ------  --------  ------  ------
Basic EPS                                      $(95,172) 11,258  $ (8.45) $7,971  11,152  $ 0.71  $ 30.147  11,005  $ 2.74
Convertible Preferred Stock                                                        3,529                     3,529
Stock Options                                                                        433                       508
                                               ========  ======  =======  ======  ======  ======  ========  ======  ======
Diluted EPS                                    $(95,172) 11,258  $ (8.45) $7,971  15,114  $ 0.53  $ 30.147  15,042  $ 2.00

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

                                                        Domestic                   Salton Europe              Total
                                                 -----------------------      ----------------------    --------------------
(IN THOUSANDS)                                    7/3/04        6/28/03        7/3/04       6/28/03     7/3/04      6/28/03
                                                 --------       --------      --------      --------    --------    --------
Change in benefit obligation:
   Benefit obligation at beginning of year       $ 12,151       $ 10,544      $ 32,016      $ 26,685    $ 44,167    $ 37,229
   Service cost                                       168            168           293           777         461         945
   Interest cost                                      715            750         1,864         1,603       2,579       2,353
   Actuarial (gain)/loss                              (70)         1,489           826         1,635         756       3,124
   Plan participant contributions                       -              -           540             -         540           -
   Foreign exchange impact                              -              -         3,636         2,305       3,636       2,305
   Benefits paid and expenses                        (912)          (800)         (885)         (988)     (1,797)     (1,788)
                                                 --------       --------      --------      --------    --------    --------
    Benefit obligation at end of year            $ 12,052       $ 12,151      $ 38,290      $ 32,017    $ 50,342    $ 44,168
                                                 ========       ========      ========      ========    ========    ========

Change in plan assets:
   Fair value of plan assets at beginning of
      year                                       $  7,623       $  9,433      $ 18,692      $ 19,021    $ 26,315    $ 28,454
   Actual return on plan assets                     1,954         (1,037)        2,021        (1,338)      3,975      (2,375)
   Employer contribution                              328             27           346           452         674         479
   Plan participant contributions                       -              -           540            62         540          62
   Benefits paid from plan assets                    (912)          (800)         (885)         (988)     (1,797)     (1,788)
   Foreign exchange impact                              -              -         2,145         1,484       2,145       1,484
                                                 --------       --------      --------      --------    --------    --------
    Fair value of plan assets at end of year     $  8,993       $  7,623      $ 22,859      $ 18,693    $ 31,852    $ 26,316
                                                 ========       ========      ========      ========    ========    ========

   Funded status                                 $ (3,059)      $ (4,528)     $(15,431)     $(13,324)   $(18,490)   $(17,852)
   Unrecognized net actuarial loss                  4,184          5,939        13,369        12,534      17,553      18,473
                                                 --------       --------      --------      --------    --------    --------
        Net amount recognized                    $  1,125       $  1,411      $ (2,062)     $   (790)   $   (937)   $    621
                                                 ========       ========      ========      ========    ========    ========

   Accrued benefit cost                          $ (3,059)      $ (4,528)     $(12,938)     $(11,713)   $(15,997)   $(16,241)
   Accumulated other comprehensive income           4,184          5,939        10,876        10,923      15,060      16,862
                                                 --------       --------      --------      --------    --------    --------
        Net amount recognized                    $  1,125       $  1,411      $ (2,062)     $   (790)   $   (937)   $    621
                                                 ========       ========      ========      ========    ========    ========

                                                             Domestic                       Salton Europe
                                                 -------------------------------   -----------------------------
                                                  7/3/04     6/28/03     6/29/02    7/3/04   6/28/03    06/29/02
                                                 -------     -------     -------   -------   -------    --------
Components of net periodic benefit cost:
 Service cost-benefits earned during the year    $   168     $   168     $   168   $   293   $   777    $   840
  Interest cost on projected benefit obligation      715         750         747     1,864     1,603      1,591
  Actuarial return on plan assets                   (663)       (816)       (887)   (1,385)   (1,442)    (1,906)
  Settlement gain                                      -           -           -         -         -       (163)
  Net amortization and deferral                      394         155          54       706       300          -
                                                 -------     -------     -------   -------   -------    -------
                                                 $   614     $   257     $    82   $ 1,478   $ 1,238    $   362
                                                 =======     =======     =======   =======   =======    =======

                                                             Total
                                                -------------------------------
                                                 7/3/04    6/28/03      6/29/02
                                                -------    -------      -------
Components of net periodic benefit cost:
 Service cost-benefits earned during the year   $   461    $   945      $ 1,008
  Interest cost on projected benefit obligation   2,579      2,353        2,338
  Actuarial return on plan assets                (2,048)    (2,258)      (2,793)
  Settlement gain                                     -          -         (163)
  Net amortization and deferral                   1,100        455           54
                                                -------    -------      -------
                                                $ 2,092    $ 1,495      $   444
                                                =======    =======      =======

                                                            Domestic                    Salton Europe
                                                     -----------------------       -----------------------
                                                     7/3/2004      6/28/2003       7/3/2004      6/28/2003
                                                     --------      ---------       --------      ---------
Weighted average assumptions used to
    determine net benefit obligation:
              Discount rate                             6.00%       6.00%            5.70%          5.70%
              Rate of increase in compensation           N/A         N/A             4.50%          4.50%

                                                                     Domestic                             Salton Europe
                                                       --------------------------------------    ------------------------------
                                                       7/3/2004      6/28/2003      6/29/2002    7/3/2004  6/28/2003  6/29/2002
                                                       --------      ---------      ---------    --------  ---------  ---------
Weighted average assumptions used to determine
   net periodic benefit cost:
              Discount rate                             6.00%          6.00%          7.25%       5.70%     5.50%       5.80%
              Rate of increase in compensation           N/A            N/A            N/A        4.50%     4.10%       4.20%
              Expected return on plan assets            9.00%          9.00%          9.00%       7.40%     7.00%       8.10%

                                                                Domestic                      Salton Europe
                                                        ------------------------        ------------------------
                                                        7/3/2004       6/28/2003        7/3/2004      6/28/2003
                                                        --------       ---------        --------      ---------
Information for pension plans with an
  accumulated benefit obligation in excess of
   plan assets:
     Projected benefit obligation                       $ 12,052        $12,151          $38,290        $32,017
     Accumulated benefit obligation                       12,052         12,151           35,797         30,405
     Fair value of plan assets                             8,993          7,623           22,859         18,693

                                                               Domestic                     Salton Europe
                                                         --------------------           ----------------------
                                                         3/31/04      3/31/03           7/3/04        6/28/03
                                                         -------      -------           ------        -------
Allocation of Plan Assets:
   Equity securities                                       62%           59%              81%            76%
   Debt securities                                         37%           39%              12%            17%
    Other                                                   1%            2%               7%             7%
    Total                                                 100%          100%             100%           100%

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

                                                                Domestic                      Salton Europe
                                                        ------------------------        -----------------------
                                                        7/3/2004       6/28/2003        7/3/2004      6/28/2003
                                                        --------       ---------        --------      ---------
Additional Information:
   Increase (decrease) in minimum liability
     included in other comprehensive income             $ (1,755)       $ 3,185          $ (837)       $11,713

Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for all plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at July 3, 2004 and June 28, 2003, with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

                                                  Domestic          Salton Europe             Total
                                                  --------          -------------            ------
Contributions:
  Expected contributions in fiscal 2005           $    718             $   342               $ 1,060

 Expected Future Benefit Payments:
   Fiscal 2005                                    $    746             $   955               $ 1,701
   Fiscal 2006                                         746                 985                 1,731
   Fiscal 2007                                         752               1,014                 1,766
   Fiscal 2008                                         770               1,045                 1,815
   Fiscal 2009                                         791               1,076                 1,867
   Fiscal 2010-2014                                  4,160               5,882                10,042

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                 2004                    2003                  2002
                                                                 ----                    ----                  ----
Dividend yield                                                     0.00 %                 0.00 %                0.00 %
Expected volatility                                               63.86 %                65.78 %               65.36 %
Risk-free interest rate                                            3.96 %                 3.53 %                4.39 %
Expected life of options                                           8.00 years             8.00 years            8.00 years

A summary of the Company's fixed stock options for the fiscal years ended July 3, 2004, June 28, 2003, and June 29, 2002, is as follows:

                                                    2004                            2003                            2002
                                          ------------------------       ----------------------------       --------------------
                                                        WEIGHTED                            WEIGHTED                    WEIGHTED
                                                        AVERAGE                             AVERAGE                     AVERAGE
                                          SHARES        EXERCISE          SHARES            EXERCISE        SHARES      EXERCISE
                                          (000)          PRICE            (000)              PRICE          (000)        PRICE
                                          -----          -----            -----              -----          -----        -----
Outstanding at
  beginning of year                       3,155         $  15.00          2,276             $ 17.23         2,164       $ 17.77
Granted                                      48            10.60            904                9.28           156          9.84
Exercised                                   (36)            6.50             (9)               8.37           (17)        10.29
Expired or Canceled                        (401)           25.62            (16)              14.14           (27)        21.88
                                          -----                           -----                             -----
Outstanding at
  end of year                             2,766         $  13.50          3,155             $ 15.00         2,276       $ 17.23
                                          =====         ========          =====             =======         =====       =======
Options exercisable at
  end of year                             2,242         $  13.14          1,991             $ 15.67         1,848       $ 16.04
Weighted-average fair value of
  options granted during the year                       $   7.30                            $  6.46                     $  7.22

The following information summarizes the stock options outstanding at July 3, 2004:

                               OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                           -----------------------------                          ----------------------------
                                            WEIGHTED-
                                            AVERAGE             WEIGHTED-                           WEIGHTED-
                                           REMAINING            AVERAGE                              AVERAGE
                           SHARES         CONTRACTUAL           EXERCISE            SHARES           EXERCISE
RANGE OF EXERCISE PRICES   (000)          LIFE (YEARS)           PRICE              (000)            PRICE
------------------------   -----          ------------           -----              -----            -----
$0.583 - $1.667              223              0.92            $    1.67              223            $    1.67
$2.292 - $5.833               30              2.72                 5.18               30                 5.18
$6.333 - $10.60            1,362              6.95                 8.79              846                 8.62
$13.917- $17.50              698              5.69                14.97              698                14.97
$18.95-  $37.00              453              5.19                31.71              445                31.95
                           -----                                                   =====
$0.583 - $37.00            2,766              5.81            $   13.50            2,242            $   14.49
                           =====              ====            =========            =====            =========

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

      The future minimum rental commitments as of July 3, 2004 were as follows:

      FISCAL YEAR ENDED (IN THOUSANDS)

                                                     OPERATING
                                                       LEASES             CAPITAL LEASES
                                                       ------             --------------
2005                                                  $ 10,715                $   550
2006                                                     9,153                    773
2007                                                     8,270                      -
2008                                                     6,504                      -
2009                                                     5,429                      -

Thereafter                                              18,623                      -
                                                      --------                -------
Total minimum lease payments                          $ 58,694                  1,323
                                                      ========
Less amounts representing interest                                                (26)
                                                                              -------
Present value of minimum lease payments                                       $ 1,297
                                                                              =======

      Present value of net minimum capital lease obligations:

Current portion                         $   536
Long term portion                           761
                                        --------
Total obligations                       $ 1,297
                                        ========

      Assets recorded under capital leases are included in Property, Plant and Equipment as follows:

(IN THOUSANDS)                             2004                  2003
--------------                             ----                  ----
Machinery and equipment                   $ 1,297              $ 1,469

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

                                                                 CHARGED TO
                                                                 NET SALES,
                                                   BEGINNING     COSTS AND                                   ENDING
(IN THOUSANDS)                                      BALANCE       EXPENSES             DEDUCTIONS           BALANCE
                                                    -------       --------             ----------          ----------
Year Ended June 29, 2002:
 Allowance for returns,
   allowances and doubtful accounts                $ 9,223         $ 56,903            $ (56,780)           $ 9,346
Year Ended June 28, 2003:
 Allowance for returns,
   allowances and doubtful accounts                $ 9,346         $ 32,303            $ (33,554)           $ 8,095
Year Ended July 3, 2004:
 Allowance for returns,
   allowances and doubtful accounts                $ 8,095         $ 35,588            $ (27,844)           $15,839

      The Company's foreign operations maintain a separate warranty reserve. The following table summarizes the changes in these warranty reserves:


                                                     CHARGED TO
                                                     NET SALES,
                                       BEGINNING     COSTS AND
(IN THOUSANDS)                          BALANCE       EXPENSES      DEDUCTIONS     ENDING BALANCE
                                        -------       --------      ----------     --------------
Year Ended June 29, 2002:
 Warranty reserve                       $ 1,381       $ 2,574        $ (1,780)        $ 2,175
Year Ended June 28, 2003:
 Warranty reserve                       $ 2,175       $ 2,224        $ (2,543)        $ 1,856
Year Ended July 3, 2004:
 Warranty reserve                       $ 2,559       $ 8,303        $ (7,277)        $ 3,585

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

     PRODUCT INFORMATION - NET SALES

(IN THOUSANDS)

                                                  JULY 3, 2004     JUNE 28, 2003    JUNE 29, 2002
                                                  ------------     -------------    -------------
Small Appliances and Electronics for the Home     $    948,309     $    778,636     $    807,799
Home Decor                                              85,164           87,605           85,957
Personal Care and Wellness Products                     43,262           28,667           28,723
                                                  ------------     ------------     ------------
Total                                             $  1,076,735     $    894,908     $    922,479
                                                  ============     ============     ============

GEOGRAPHIC INFORMATION - NET SALES

(IN THOUSANDS)               JULY 3, 2004     JUNE 28, 2003    JUNE 29, 2002
                             ------------     -------------    -------------
North America                $    531,509     $    620,109     $    769,307
South Africa                      231,975           22,098                -
European Union                    216,796          197,710          123,346
Other Foreign Countries*           96,455           54,991           29,826
                             ------------     ------------     ------------
Total                        $  1,076,735     $    894,908     $    922,479
                             ============     ============     ============

*Other Foreign Countries contains shipments directly imported to customers including customers of North America and European Union.

GEOGRAPHIC INFORMATION - LONG-LIVED ASSETS

(IN THOUSANDS)

                            JULY 3, 2004     JUNE 28, 2003
                            ------------     -------------
North America               $     38,666     $     43,732
South Africa                       7,884            6,346
European Union                    23,577           11,665
Other Foreign Countries           26,541           22,152
                            ------------     ------------
Total                       $     96,668     $     83,895
                            ============     ============

     MAJOR CUSTOMERS AND SUPPLIERS - The Company's net sales in the aggregate to its five largest customers during the 2004, 2003 and 2002 were 36.1%, 39.3% and 43.0% of total net sales in these periods, respectively. One customer accounted for 9.1%, 11.9% and 12.0% of total net sales during the years ended 2004, 2003 and 2002, respectively, while another customer accounted for 8.1%,12.5% and 13.9%, for the same respective years. An additional customer accounted for 10.4% of our net sales in 2004 and accounted for less than 10.0% in 2003 and 2002.

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

     During 2004, 2003 and 2002, one supplier located in China accounted for 23.7%, 33.2%, and 32.5% of the Company's product purchases.

14.  INCOME TAXES

     Income before income taxes is as follows:

                                 FISCAL YEARS ENDED
                 ------------------------------------------------
(IN THOUSANDS)   JULY 3, 2004      JUNE 28, 2003    JUNE 29, 2002
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
                 ============      ============      ============

     Federal, state and foreign taxes were approximately as follows:

                                         FISCAL YEARS ENDED
                          ------------------------------------------------
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
                          ============      ============      ============

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

(IN THOUSANDS)                               JULY 3, 2004      JUNE 28, 2003
                                             ------------      -------------
DEFERRED TAX ASSETS
   Net operating loss carryforwards          $     18,899      $        607
   Inventory reserves and capitalization           12,362             5,555
   Foreign tax credit carryforwards                 6,947                 -
   Other comprehensive income                       7,327             4,128
   Allowance for doubtful accounts                  2,072             1,066
   Other deferred tax assets                        6,258             1,839
   Valuation allowance                             (6,947)                -
                                             ------------      ------------
Total deferred tax assets                          46,918            13,195

DEFERRED TAX LIABILITIES
   Fixed assets, goodwill and tradenames            7,256             7,136
   Other deferred tax liabilities                   2,331             1,545
                                             ------------      ------------
TOTAL DEFERRED TAX LIABILITIES                      9,587             8,681
                                             ------------      ------------

NET DEFERRED TAX ASSETS                      $     37,331      $      4,514
                                             ============      ============

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

     A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                               FISCAL YEARS ENDED
                                               --------------------------------------------------
                                               JULY 3, 2004      JUNE 28, 2003      JUNE 29, 2002
                                               ------------      -------------      -------------
Statutory federal income tax rate                  35.0%              35.0%              35.0%
Effective state tax rate                            3.8                3.8                1.0
Earnings of foreign subsidiaries                   (4.5)             (21.9)              (5.9)
Meals and entertainment                            (0.3)               1.8                0.4
Impairment of non-deductible goodwill              (4.3)
Deferred tax asset valuation allowance             (6.5)
Other permanent differences                        (4.5)               6.0                1.8
                                                   ----               ----               ----
Effective income tax rate                          18.7%              24.7%              32.3%
                                                   ====               ====               ====

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

                                   FIRST           SECOND            THIRD             FOURTH
                                  QUARTER        QUARTER(1)         QUARTER          QUARTER(2)
                               -----------------------------------------------------------------
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

(2) Includes the effect of costs related to the U.S. restructuring plan and other items excluded from senior management's assessment of the operating performance of Salton's business which on a combined basis, decreased income before income taxes $38.9 million, $31.0 million after tax ($2.73 per basic share).

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

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004 (AS RESTATED, SEE NOTE 18) (IN THOUSANDS)

                                                           GUARANTOR                             OTHER     CONSOLIDATED CONSOLIDATED
                                                 PARENT   SUBSIDIARIES ELIMINATIONS   TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ------------ ------------  -------- ------------ ------------ ------------
                   ASSETS
Current Assets:
  Cash                                          $       1   $      903  $        -   $    904   $   45,943   $        -   $  46,847
   Compensating balances on deposit                     -            -           -          -       34,000                   34,000
  Accounts receivable, net of allowances              311       96,905           -     97,216       83,175            -     180,391
  Inventories                                       5,133      165,189     (28,341)   141,981      111,646            -     253,627
  Prepaid expenses and other current assets         5,054        2,597           -      7,651       13,616            -      21,267
  Intercompany                                    131,818     (104,380)       (756)    26,682      (26,682)           -           -
  Deferred income taxes                               913       16,577           -     17,490        8,252            -      25,742
                                                ---------   ----------  ----------   --------   ----------   ----------   ---------
     Total current assets                         143,230      177,791     (29,097)   291,924      269,950            -     561,874
Property, Plant and Equipment,
   Net of Accumulated Depreciation                 11,016       14,910           -     25,926       55,226            -      81,152
Investments in Subsidiaries                       390,773       53,646    (444,419)         -            -            -           -
Tradenames                                        134,723       10,313           -    145,036       39,385            -     184,421
Non-current deferred tax asset                          -            -           -          -            -       11,589      11,589
 Other Assets, net                                 12,442          274           -     12,716        2,800            -      15,516
                                                ---------   ----------  ----------   --------   ----------   ----------   ---------
Total Assets                                    $ 692,184   $  256,934  $ (473,516)  $475,602   $  367,361   $   11,589   $ 854,552
                                                =========   ==========  ==========   ========   ==========   ==========   =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current
   debt                                         $       -   $   33,189  $        -   $ 33,189   $   15,478   $        -   $  48,667
  Accounts payable                                  2,922        2,039        (584)     4,377      133,294            -     137,671
  Accrued expenses                                  9,491       13,478           -     22,969       37,658            -      60,627
   Income taxes payable                            (2,336)      (1,496)          -     (3,832)      12,637            -       8,805
                                                ---------   ----------  ----------   --------   ----------   ----------   ---------
     Total current liabilities                     10,077       47,210        (584)    56,703      199,067            -     255,770
Non-current Deferred Income Taxes                  (8,840)      (9,167)          -    (18,007)       6,418       11,589           -
Senior subordinated notes due 2005                125,000            -           -    125,000            -            -     125,000
Senior subordinated notes due 2008, including
an adjustment of $12,081 to the carrying
value related to interest rate swap
agreements                                        158,642            -           -    158,642            -            -     158,642
Long-term debt-revolving credit agreement               -      100,000           -    100,000            -            -     100,000
Other notes payable                                     -          175           -        175          586            -         761
Other long term liabilities                           418        3,932           -      4,350       12,938            -      17,288
                                                ---------   ----------  ----------   --------   ----------   ----------   ---------
     Total liabilities                            285,297      142,150        (584)   426,863      219,009       11,589     657,461
Minority Interest                                       -            -           -          -       23,515            -      23,515
Convertible Preferred Stock                        40,000            -           -     40,000            -            -      40,000
Stockholders' Equity                              366,887      114,784    (472,932)     8,739      124,837            -     133,576
                                                ---------   ----------  ----------   --------   ----------   ----------   ---------
Total Liabilities and Stockholders' Equity      $ 692,184   $  256,934  $ (473,516)  $475,602   $  367,361   $   11,589   $ 854,552
                                                =========   ==========  ==========   ========   ==========   ==========   =========

CONSOLIDATING BALANCE SHEET AS OF JUNE 28, 2003 (AS RESTATED, SEE NOTE 18) (IN THOUSANDS)

                                                           GUARANTOR                             OTHER     CONSOLIDATED CONSOLIDATED
                                                PARENT    SUBSIDIARIES ELIMINATIONS  TOTAL    SUBSIDIARIES ELIMINATIONS    TOTALS
                                               ---------  ------------ ------------ --------  ------------ ------------ ------------
                   ASSETS
Current Assets:
  Cash                                         $       -   $    8,972   $        -  $  8,972   $   26,730    $        -   $  35,702
  Compensating balances on deposit                     -            -            -         -       17,400             -      17,400
  Accounts receivable, net of allowances              66      127,888            -   127,954       70,557             -     198,511
  Inventories                                      2,110      187,078      (39,676)  149,512       67,805             -     217,317
  Prepaid expenses and other current assets        3,358        3,958            -     7,316       10,887             -      18,203
  Intercompany                                   184,039     (152,539)           -    31,500      (31,500)            -           -
  Prepaid income taxes                            27,197      (10,494)           -    16,703       (7,097)            -       9,606
  Deferred income taxes                            1,938        6,774            -     8,712        4,113             -      12,825
                                               ---------   ----------   ----------  --------   ----------    ----------   ---------
     Total current assets                        218,708      171,637      (39,676)  350,669      158,895             -     509,564
Property, Plant and Equipment,
  Net of Accumulated Depreciation                 15,547       16,854                 32,401       37,569             -      69,970
Investments in Subsidiaries                      441,521       52,585     (494,106)        -            -             -           -
Tradenames                                       140,106       16,359                156,465       35,498             -     191,963
Goodwill                                               -       18,093                 18,093        8,860             -      26,953
Other Assets, net                                 11,152          172          (11)   11,313        2,609             -      13,922
                                               ---------   ----------   ----------  --------   ----------    ----------   ---------
Total Assets                                   $ 827,034   $  275,700   $ (533,793) $568,941   $  243,431    $        -   $ 812,372
                                               =========   ==========   ==========  ========   ==========    ==========   =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current
   debt                                        $  22,750   $      595   $        -  $ 23,345   $    4,566    $        -   $  27,911
  Accounts payable                                  (789)       5,272            -     4,483       69,065             -      73,548
  Accrued expenses                                16,246       11,862            -    28,108       26,505             -      54,613
                                               ---------   ----------   ----------  --------   ----------    ----------   ---------
     Total current liabilities                    38,207       17,729            -    55,936      100,136             -     156,072
Non-current Deferred Income Taxes                  3,899         (662)           -     3,237        5,074             -       8,311
Senior subordinated notes due 2005               125,000            -            -   125,000            -             -     125,000
Senior subordinated notes due 2008, including
  an adjustment of $12,081 to the carrying
  value related to interest rate swap
  agreements                                     160,896            -            -   160,896            -             -     160,896
Long-term debt-revolving credit agreement              -       76,119            -    76,119            -             -      76,119
Other notes payable                                    -          281            -       281          592             -         873
Other long term liabilities                            -        4,528            -     4,528       11,712             -      16,240
                                               ---------   ----------   ----------  --------   ----------    ----------   ---------
     Total liabilities                           328,002       97,995            -   425,997      117,514             -     543,511
Minority Interest                                      -            -            -         -       14,957             -      14,957
Convertible Preferred Stock                       40,000            -            -    40,000            -             -      40,000
Stockholders' Equity                             459,032      177,705     (533,793)  102,944      110,960             -     213,904
                                               ---------   ----------   ----------  --------   ----------    ----------   ---------
Total Liabilities and Stockholders' Equity     $ 827,034   $  275,700   $ (533,793) $568,941   $  243,431    $        -   $ 812,372
                                               =========   ==========   ==========  ========   ==========    ==========   =========

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JULY 3, 2004
(IN THOUSANDS)

                                                   GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                         PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES   ELIMINATIONS     TOTALS
                                       ---------  ------------  ------------  ---------  ------------   ------------  ------------
Net Sales                              $ 246,937    $ 682,125    $(386,935)   $ 542,127     $846,405     $(311,797)    $ 1,076,735
Cost of Goods Sold                       211,464      580,454     (398,270)     393,648      649,311      (291,947)        751,012
Distribution Expenses                          -       45,338                    45,338       26,750             -          72,088
                                       ---------    ---------    ---------    ---------     --------     ---------     -----------
    Gross Profit                          35,473       56,333       11,335      103,141      170,344       (19,850)        253,635
Selling, General and Administrative
  expenses                                58,052      109,236            -      167,288      125,819       (19,850)        273,257
Impairment loss on intangible assets       5,883       24,791            -       30,674       10,181                        40,855
Restructuring costs                        1,255          543            -        1,798            -             -           1,798
                                       ---------    ---------    ---------    ---------     --------     ---------     -----------
    Operating (loss) Income              (29,717)     (78,237)      11,335      (96,619)      34,344             -         (62,275)
Interest Expense, Net                     28,562        5,541            -       34,103        6,089             -          40,192
Loss on early extinguishment of debt       5,049            -            -        5,049            -             -           5,049
Equity in earnings of subsidiaries        52,261          822      (53,083)           -            -             -               -
                                       ---------    ---------    ---------    ---------     --------     ---------     -----------
   (Loss) Income Before Income Taxes
     and Minority Interest              (115,589)     (84,600)      64,418     (135,771)      28,255             -        (107,516)
Income Tax (Benefit) Expense             (13,938)     (18,488)           -      (32,426)      12,337             -         (20,089)
Minority Interest, net of tax                  -            -            -            -        7,745             -           7,745
                                       ---------    ---------    ---------    ---------     --------     ---------     -----------
    Net (Loss) Income                  $(101,651)   $ (66,112)   $  64,418    $(103,345)    $  8,173     $       -     $   (95,172)
                                       =========    =========    =========    =========     ========     =========     ===========

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                      GUARANTOR                                 OTHER     CONSOLIDATED CONSOLIDATED
                                          PARENT    SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS    TOTALS
                                        ---------   ------------  ------------  ---------   ------------  ------------  -----------
Net Sales                               $ 265,173    $ 795,847     $(442,185)   $ 618,835    $ 575,354    $(299,281)    $ 894,908
Cost of Goods Sold                        196,032      621,447      (402,084)     415,395      456,712     (293,281)      578,826
Distribution Expenses                           -       46,903             -       46,903       11,572            -        58,475
                                        ---------    ---------     ---------    ---------    ---------    ---------     ---------
    Gross Profit                           69,141      127,497       (40,101)     156,537      107,070       (6,000)      257,607
Selling, General and Administrative
  expenses                                 54,385       98,255          (425)     152,215       61,988       (6,000)      208,203
Lawsuit Settlements, Net                      800            -             -          800           --           --           800
                                        ---------    ---------     ---------    ---------    ---------    ---------     ---------

    Operating Income (Loss)                13,956       29,242       (39,676)       3,522       45,082            -        48,604
Interest Expense, Net                      30,317        5,645             -       35,962        4,242            -        40,204
Fair Market Value Adjustment on
  Derivatives                                   -            -             -            -       (2,516)           -        (2,516)
Equity in Earnings of Subsidiaries         57,737         (816)      (56,921)           -            -            -             -
                                        ---------    ---------     ---------    ---------    ---------    ---------     ---------
    Income (Loss) Before Income Taxes
      and Minority Interest                41,376       22,781       (96,597)     (32,440)      43,356            -        10,916
Income Tax Expense (Benefit)              (13,479)       7,522             -       (5,957)       8,642            -         2,685
Minority Interest                               -            -             -            -          260            -           260
                                        ---------    ---------     ---------    ---------    ---------    ---------     ---------
    Net Income (Loss)                   $  54,855    $  15,259     $ (96,597)   $ (26,483)   $  34,454    $       -     $   7,971
                                        =========    =========     =========    =========    =========    =========     =========

CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                    GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                          PARENT   SUBSIDIARIES  ELIMINATIONS     TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                        ---------  ------------  ------------  ---------   ------------  ------------  -----------
Net Sales                               $ 386,156   $ 989,913     $(609,488)    $766,581    $438,547      $(282,649)     $922,479
Cost of Goods Sold                        263,727     806,859      (608,687)     461,899     358,897       (276,649)      544,147
Distribution Expenses                         956      54,425             -       55,381       5,450              -        60,831
                                        ---------   ---------     ---------     --------    --------      ---------      --------
    Gross Profit                          121,473     128,629          (801)     249,301      74,200         (6,000)      317,501
Selling, General and Administrative
  expenses                                 93,007      99,490          (801)     191,696      37,881         (6,000)      223,577
Lawsuit Settlements, Net                    2,580           -             -        2,580           -              -         2,580
                                        ---------   ---------     ---------     --------    --------      ---------      --------
    Operating Income (Loss)                25,886      29,139             -       55,025      36,319              -        91,344
Interest Expense, Net                      33,664       5,368             -       39,032       5,399              -        44,431
Fair Market Value Adjustment on
  Derivatives                                   -           -             -            -       2,372              -         2,372
Equity in Earnings of Subsidiaries         36,296        (743)      (35,553)           -           -              -             -
                                        ---------   ---------     ---------     --------    --------      ---------      --------
    Income (Loss) Before Income Taxes
      and Minority Interest                28,518      23,028       (35,553)      15,993      28,548              -        44,541
Income Tax Expense (Benefit)               (1,629)     12,031             -       10,402       3,992              -        14,394
Minority Interest                               -           -             -            -                          -             -
                                        ---------   ---------     ---------     --------    --------      ---------      --------
    Net Income (Loss)                   $  30,147   $  10,997     $ (35,553)    $  5,591    $ 24,556      $       -      $ 30,147
                                        =========   =========     =========     ========    ========      =========      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 3, 2004 (AS RESTATED, SEE NOTE 18)
(IN THOUSANDS)

                                                     GUARANTOR                               OTHER       CONSOLIDATED  CONSOLIDATED
                                         PARENT     SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                   $ (101,651)  $    (66,112) $     64,418  $(103,345) $      8,173  $          -  $    (95,172)
   Adjustments to reconcile net income
      to net cash from operating
          activities:
      Imputed interest on note payable
      and other non-cash items             (2,254)             -             -     (2,254)            -             -        (2,254)
      Deferred income tax (benefit)
          provision                       (11,712)       (18,749)            -    (30,461)         (823)            -       (31,284)
      Inventory valuation adjustment            -         20,532             -     20,532             -             -        20,532
      Fair value adjustment for
          derivatives                           -              -             -          -             -             -             -
      Foreign currency gains and
          losses                                -            678             -        678             -             -           678
      Bad debt provision                        -          2,239             -      2,239         1,113             -         3,352
      Los on early extinguishment of
          debt                              4,469            580             -      5,049             -             -         5,049
      Equity in income of unconsolidated
          affiliate/consolidated
          subsidiaries                     52,261            821       (53,082)         -             -             -             -
      Legal settlements                         -              -             -          -             -             -             -
      Depreciation and amortization         9,511          4,050             -     13,561         9,373             -        22,934
      Impairment loss on intangible
          assets                            5,883         24,791             -     30,674        10,181             -        40,855
      Gain on sale of investment                -              -             -          -             -             -             -
      Loss on disposal of property
          and equipment                       928          1,834             -      2,762         2,542             -         5,304
      Equity in net income of investees,
          net of tax                            -              -             -          -             -             -             -
      Minority Interest, net of tax             -              -             -          -         7,745             -         7,745
      Changes in assets and liabilities,
          net of acquisitions:                                               -          -                           -             -
        Accounts receivable                  (246)        28,067             -     27,821        (3,844)            -        23,977
        Inventories                        (3,025)         1,361       (11,336)   (13,000)      (32,411)            -       (45,411)
        Prepaid expenses and other current
          assets                           (1,697)         1,120             -       (577)       (3,808)            -        (4,385)
        Accounts payable                    3,173         (3,609)            -       (436)       55,284             -        54,848
        Income taxes payable               24,860        (11,990)            -     12,870         4,799             -        17,669
        Accrued expenses                   47,323        (40,489)            -      6,834        (7,857)            -        (1,023)
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
            NET CASH FROM OPERATING
               ACTIVITIES                  27,823        (54,876)            -    (27,053)       50,467             -        23,414
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Capital expenditures               (2,412)        (2,437)            -     (4,849)      (28,259)            -       (33,108)
        Decrease (increase) in other
          non-current assets                    -              -             -          -           180             -           180
        Proceeds from sale of property
          and equipment                         -             84             -         84           957             -         1,041
        Proceeds from sale of investment        -              -             -          -             -             -             -
        Increase in compensating balances
          on deposit                            -              -             -          -       (16,600)                    (16,600)
        Acquisition of majority interest/
          businesses, net of cash
          acquired                              -              -             -          -             -             -             -
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
           NET CASH FROM INVESTING
              ACTIVITIES                   (2,412)        (2,353)            -     (4,765)      (43,722)            -       (48,487)
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds (repayments) from
          revolving line of credit and
          other short term debt                 -         50,609             -     50,609        10,438             -        61,047
        Repayment of terminated credit
          agreement                             -       (105,928)            -   (105,928)            -             -      (105,928)
        Proceeds from amended and
          restated credit agreement             -        105,928                  105,928             -                     105,928
        Repayment of long-term debt             -           (869)            -       (869)            -             -          (869)
        Costs associated with
          refinancing                      (3,758)          (580)            -     (4,338)            -             -        (4,338)
        Additional payment for
          tradenames                      (21,875)             -             -    (21,875)            -             -       (21,875)
        Common stock issued                   223              -             -        223             -             -           223
        Proceeds from termination of
          swap transaction                      -              -             -          -             -             -             -
        Proceeds of treasury stock              -              -             -          -             -             -             -
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
        NET CASH FROM FINANCING
          ACTIVITIES                      (25,410)        49,160             -     23,750        10,438             -        34,188
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
The effect of exchange rate changes
  on cash                                       -              -             -          -         2,030             -         2,030

Net increase(decrease) in cash and
  cash equivalents                              1         (8,069)            -     (8,068)       19,213             -        11,145

Cash, beginning of year                         0          8,972             -      8,972        26,730             -        35,702
                                       ----------   ------------  ------------  ---------  ------------  ------------  ------------
Cash, end of year                      $        1   $        903  $          -  $     904  $     45,943  $          -  $     46,847
                                       ==========   ============  ============  =========  ============  ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 28, 2003 (AS RESTATED, SEE NOTE 18)
(IN THOUSANDS)

                                                   GUARANTOR                                 OTHER        CONSOLIDATED  CONSOLIDATED
                                         PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES    ELIMINATIONS     TOTALS
                                        --------  ------------  ------------  ---------   ------------  --------------- ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

 Net (loss) income                      $ 54,855    $ 15,259     $ (96,597)   $ (26,483)    $ 34,454         $    -        $  7,971
 Adjustments to reconcile net
   income to net cash from operating                                                                                            -
   activities:                                                                                                    -
    Imputed interest on note payable
      and other non-cash items              (200)          -             -         (200)          52              -            (148)
    Deferred income tax (benefit)
      provision                            3,571      (1,652)            -        1,919        3,927              -           5,846
    Fair value adjustment for
      derivatives                              -           -             -            -       (2,516)             -          (2,516)
    Foreign currency gains & losses            -        (675)            -         (675)           -              -            (675)
    Bad debt provision                         -       5,584             -        5,584            -              -           5,584
     Inventory valuation adjustment            -       1,200             -        1,200            -              -           1,200
    Depreciation and amortization          8,397       3,672             -       12,069        5,761              -          17,830
    Impairment loss on intangible
      assets                                 800           -             -          800            -              -             800
    Loss on disposal of property and
      equipment                                -         348             -          348          302              -             650
    Equity in net income of investees,
      net of tax                         (57,737)        816        56,921            -         (983)             -            (983)
    Minority Interest, net of tax              -           -             -            -          260              -             260
    Changes in assets and liabilities,
      net of acquisitions:
      Accounts receivable                    708      32,649             -       33,357          198              -          33,555
      Inventories                            285       5,573        39,676       45,534       13,181              -          58,715
      Prepaid expenses and other
        current assets                     1,142      (2,308)            -       (1,166)       2,160              -             994
      Intercompany                        27,993      17,088             -       45,081      (45,081)             -               -
      Accounts payable                    (6,997)      1,815             -       (5,182)      30,256              -          25,074
      Income taxes payable                (3,568)     (1,854)            -       (5,422)        (674)             -          (6,096)
      Accrued expenses                   (11,921)     (3,841)            -      (15,762)      (1,739)             -         (17,501)
                                        --------    --------     ---------    ---------     --------         ------        --------
          NET CASH FROM OPERATING
            ACTIVITIES                    17,328      73,674             -       91,002       39,558              -         130,560
                                        --------    --------     ---------    ---------     --------         ------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                (1,327)     (6,307)            -       (7,634)     (15,375)             -         (23,009)
      Decrease (increase) in other
        non-current assets                  (250)          -             -         (250)         417              -             167
      Acquisition of majority
        interest/businesses,
        net of cash acquired                   -           -             -            -       (1,637)             -          (1,637)
     Increase in compensating
        balances on deposit                    -           -             -            -      (12,900)             -         (12,900)
                                        --------    --------     ---------    ---------     --------         ------        --------
         NET CASH FROM INVESTING
            ACTIVITIES                    (1,577)     (6,307)            -       (7,884)     (29,495)             -         (37,379)
                                        --------    --------     ---------    ---------     --------         ------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds (repayments) from
        revolving line of credit
        and other short term debt              -     (18,881)            -      (18,881)           -              -         (18,881)
      Repayment of long-term debt              -     (47,445)            -      (47,445)           -              -         (47,445)
      Proceeds from termination of
        swap transaction                   8,058           -             -        8,058            -              -           8,058
     Costs associated with refinancing    (2,807)          -             -       (2,807)           -              -          (2,807)
     Additional payment for tradenames   (23,873)          -             -      (23,873)           -              -         (23,873)
     Common stock issued                      74           -             -           74            -              -              74
                                        --------    --------     ---------    ---------     --------         ------        --------
        NET CASH FROM FINANCING
            ACTIVITIES                   (18,548)    (66,326)            -      (84,874)           -              -         (84,874)
                                        --------    --------     ---------    ---------     --------         ------        --------
The effect of exchange rate changes
  on cash                                      -                         -            -          840              -             840

Net increase(decrease) in cash and
  cash equivalents                        (2,797)      1,041             -       (1,756)      10,903              -           9,147

Cash, beginning of year                    2,797       7,931             -       10,728       15,827              -          26,555
                                        --------    --------     ---------    ---------     --------         ------        --------

Cash, end of year                       $      -    $  8,972     $       -    $   8,972     $ 26,730         $    -        $ 35,702
                                        ========    ========     =========    =========     ========         ======        ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 29, 2002 (AS RESTATED, SEE NOTE 18) (IN THOUSANDS)

                                                     GUARANTOR                           OTHER      CONSOLIDATED    CONSOLIDATED
                                          PARENT   SUBSIDIARIES ELIMINATIONS   TOTAL  SUBSIDIARIES   ELIMINATIONS      TOTALS
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
Cash flows from operating activities:
   Net income (loss)                     $  30,147 $     10,997 $    (35,553)$  5,591 $     24,556 $             - $        30,147
   Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:                                                                                        -
     Imputed interest on the note payable
     and other non-cash items                4,517            -            -    4,517        1,528               -           6,045
      Gain on sale of investment                 -            -            -        -         (200)              -            (200)
      Deferred income tax (benefit)
        provision                           (1,415)      (2,927)           -   (4,342)         563               -          (3,779)
      Fair value adjustment for
        derivatives                              -            -            -        -        2,372               -           2,372
      Foreign currency gains & losses            -        1,135            -    1,135         (685)              -             450
      Bad debt provision                         -        3,454            -    3,454            -               -           3,454
     Inventory valuation adjustment              -         (655)           -     (655)           -               -            (655)
      Legal settlements                      2,580            -            -    2,580            -               -           2,580
      Depreciation and amortization         20,605        4,938            -   25,543        5,106               -          30,649
      Equity in net income of investees,
        net of tax                         (36,296)         743       35,553        -         (761)              -            (761)
      Changes in assets and liabilities,
        net of acquisitions:
        Accounts receivable                113,770     (129,426)           -  (15,656)     (16,625)              -         (32,281)
        Inventories                         (1,831)     (25,164)           -  (26,995)     (19,967)              -         (46,962)
        Prepaid expenses and other
         current assets                      1,860          301            -    2,161       (5,103)              -          (2,942)
        Intercompany                       (91,147)      56,883            -  (34,264)      34,264               -               -
        Accounts payable                    (1,838)        (112)           -   (1,950)      (9,832)              -         (11,782)
        Income taxes payable                (7,402)      17,288            -    9,886        2,984               -          12,870
        Accrued expenses                     8,114        7,150            -   15,264          859               -          16,123
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
         NET CASH FROM OPERATING
           ACTIVITIES                       41,664      (55,395)           -  (13,731)      19,059               -           5,328
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                (8,169)      (1,877)           -  (10,046)      (6,206)              -         (16,252)
        Increase in other non-current
          assets                             4,303          792            -    5,095       (6,069)              -            (974)
        Proceeds from sale of investment         -            -            -        -          501               -             501
        Payment for tradenames              19,843            -            -   19,843            -               -          19,843
        Acquisition of majority
         interest/businesses,
           net of cash acquired             (5,300)           -            -   (5,300)      (2,014)              -          (7,314)
       Increase in compensating balances
        on deposit                               -            -            -        -       (4,500)                         (4,500)
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
         NET CASH FROM INVESTING
           ACTIVITIES                       10,677       (1,085)           -    9,592      (18,288)              -          (8,696)
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds (repayment) from
         revolving line of credit and
         other short term debt              (2,745)      74,976            -   72,231            -               -          72,231
       Repayment of long-term debt               -      (18,807)           -  (18,807)           -               -         (18,807)
       Proceeds from termination of swap
        transaction                          8,146            -            -    8,146            -               -           8,146
       Costs associated with refinancing    (1,115)           -            -   (1,115)           -               -          (1,115)
       Additional payment for tradenames   (18,903)           -            -  (18,903)           -               -         (18,903)
       Common stock issued                     175            -            -      175            -               -             175
       Treasury stock purchase              (1,125)           -            -   (1,125)           -               -          (1,125)
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
        NET CASH FROM FINANCING
          ACTIVITIES                       (15,567)      56,169            -   40,602            -               -          40,602
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
The effect of exchange rate changes on
  cash                                        (531)           -            -     (531)        (559)              -          (1,090)

Net increase(decrease) in cash and cash
  equivalents                               36,243         (311)           -   35,932          212               -          36,144

Cash, beginning of year                      6,240        8,242            -   14,482       15,615               -          30,097
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------
Cash, end of year                        $  42,483 $      7,931 $          - $ 50,414 $     15,827 $             - $        66,241
                                         --------- ------------ ------------ -------- ------------ --------------- ---------------

18. RESTATEMENT AND RECLASSIFICATION

   Subsequent to the issuance of the Company's consolidated financial statements for the year ended July 3, 2004, the Company has determined that it is necessary to restate its consolidated balance sheets and statements of stockholders' equity for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity, as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities". The restatement had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected. The table below summarizes the effects of the restatement:

                                                      As Reported     As Restated
                                                      -----------     -----------
As of July 3, 2004
  Convertible preferred stock                         $         -     $    40,000
  Additional paid-in capital                               96,146          56,147
  Stockholders' equity                                    173,576         133,576
As of June 28, 2003
  Convertible preferred stock                         $         -     $    40,000
  Additional paid-in capital                               96,179          56,179
  Stockholders' equity                                    253,904         213,904
As of June 29, 2002
  Convertible preferred stock                         $         -     $    40,000
  Additional paid-in capital                               93,557          53,557
  Stockholders' equity                                    245,036         205,036
As of June 30, 2001
  Convertible preferred stock                         $         -     $    40,000
  Additional paid-in capital                               72,932          32,932
  Stockholders' equity                                    211,497         171,497

Additionally, the change in compensating balances on deposit of $16.6 million at July 3, 2004, $12.9 million at June 28, 2003 and $4.5 million at June 29, 2002, which were previously classified as part of financing activities on the Consolidated Statements of Cash Flows have been reclassified as investing activities. Also, the additional payment for the Foreman tradename of $21.9 million at July 3, 2004, $23.9 million at June 28, 2003 and $18.9 million at June 29, 2002, which were previously classified as part of investing activities on the Consolidated Statements of Cash Flows have been reclassified as financing activities.

EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------
    3.1**                  Second Amended and Restated Certificate of
                           Incorporation of Registrant, as amended.

     3.2**                 Certificate of Designation for the Series A
                           Convertible Preferred Stock of the Registrant.

     3.3**                 Certificate of Amendment to Second Amended and
                           Restated Certificate of Incorporation.

     3.4**                 Certificate of Amendment to Second Amended and
                           Restated Certificate of Incorporation.

     3.5**                 Certificate of Designation of Series B Junior
                           Participating Preferred Stock.

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

     10.1**                Salton/Maxim Housewares, Inc. Stock Option Plan.
                           Incorporated by reference to the Registrant's
                           Registration Statement on form S-1 (Registration No.
                           33-42097).

     10.2 Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives. Incorporated by reference to the Registrant's Registration Statement on Form S-1
                           (Registration No. 33-42097).

     10.3**                Salton/Maxim Housewares, Inc. 1995 Employee Stock
                           Option Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.

     10.4**                Salton/Maxim Housewares, Inc. Non-Employee Directors
                           Stock Option Plan. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.

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

     10.7**                The Salton, Inc. 1998 Employee Stock Option Plan.
                           Incorporated by reference to the Registrant's
                           Definitive Proxy Statement on Schedule 14A filed on
                           December 2, 1998.

     10.8 Agreement effective as of July 1, 1999 between Salton and George Foreman. Incorporated by reference to the Registrant's, Current Report on Form 8-K dated
                           December 9, 1999.

     10.9 Agreement effective as July 1, 1999 between Salton and Sam Perlmutter. Incorporated by reference to the Registrant's, Current Report on Form 8-K dated
                           December 9, 1999.

     10.10 Agreement effective as of July 1, 1999 between Salton and Michael Srednick Incorporated by reference to the Registrant, Current Report on Form 8-K dated December
                           9, 1999.

     10.11**               The Salton, Inc. 1999 Employee Stock Option Plan.
                           Incorporated by reference to the Registrant's
                           Definitive Proxy Statement on Schedule 14A filed
                           December 9, 1999.

     10.12**               Salton, Inc. 2001 Employee Stock Option Plan.
                           Incorporated by reference to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended June
                           30, 2001.

     10.13** Salton, Inc. 2002 Stock Option Plan. Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

     10.14                 License agreement between Westinghouse Electric
                           Corporation and Salton,Inc. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.

     10.15** Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

     10.16** Employment Agreement effective as of January 1, 2003 between Salton, Inc. and Leonhard Dreimann
                           Incorporated by reference to the Registrant's Current
                           Report on Form 8-K dated October 23, 2002

     10.17** Employment Agreement effective as of January 1, 2003 between Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

     10.18** Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 23, 2002

     10.19 Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as administrative agent and collateral agent and as a co-agent, Bank of America, N.A., as syndication agent and co-documentation agent and as a co-agent, Banc of America Securities LLC, as co-arranger and co-book runner and Wachovia Securities, Inc, as co-arranger and co-book runner, Bank One, N.A. and Fleet Capital
                           Corporation each as co-documentation agents, Salton, Inc., each of Salton's subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

     10.20                 Agreement dated as of May 28, 2003, between Salton,
                           Inc. and George Foreman. Incorporated by reference to the Current Report on Form 8-K dated May 29, 2003.

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

     21.1 *                Subsidiaries of the Company

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

------------
* Previously filed.

** Management contract or compensatory plan or arrangement.