Form 10-Q/A
period 2004-10-02
SALTON INC
filed 2005-07-01
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended October 2, 2004 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From __________ to
      _________.

      Commission file number: 0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                       36-3777824
-----------------------------------------                -----------------------
     (State of other jurisdiction of                         (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

            1955 Field Court                                     60045
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

                                EXPLANATORY NOTE

Salton, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarterly period ended October 2, 2004, originally filed November 12, 2004 (the "Form 10-Q"), principally to reflect the restatement to reclassify the Company's convertible preferred stock. As described in Note 11, subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended October 2, 2004, the Company has determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity, as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities". The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected.

This Amendment No. 1 contains changes to the following disclosures:

      -     Part I - Item 1. Financial Statements

      - Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      -     Part I - Item 4. Controls and Procedures

      -     Part II - Item 6. Exhibits

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

                                                                                        PAGE NO.
                                                                                        --------
PART I            FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets - October 2, 2004 and July      4
                  3, 2004 (as restated, see Note 11)

                  Condensed Consolidated Statements of Income - Thirteen weeks ended    5
                  October 2, 2004 and September 27, 2003

                  Condensed Consolidated Statements of Cash Flows - Thirteen weeks      6
                  ended October 2, 2004 and September 27, 2003(as restated, see Note
                  11)

                  Notes to Condensed Consolidated Financial Statements                  7

         Item 2:  Management's Discussion and Analysis of Financial Condition and       19
                  Results of Operations

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk            27

         Item 4:  Controls and Procedures                                               27

PART II           OTHER INFORMATION

         Item 1:  Legal Proceedings                                                     28

         Item 6:  Exhibits                                                              32

                  Signature                                                             31

PART I

ITEM 1. FINANCIAL STATEMENTS.

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                             OCTOBER 2, 2004   JULY 3, 2004
                                                                               (AS RESTATED, SEE NOTE 11)
                                                                             -------------------------------
ASSETS
CURRENT ASSETS:
     Cash                                                                    $      26,536    $      46,847
     Compensating balances on deposit                                               34,451           34,000
     Accounts receivable, less allowances                                          248,975          180,391
     Inventories                                                                   298,838          253,627
     Prepaid expenses and other current assets                                      21,516           21,267
     Deferred income taxes                                                          23,333           25,742
                                                                             -------------    -------------
               Total Current Assets                                                653,649          561,874
Property, Plant and Equipment, net                                                  79,759           81,152
Tradenames                                                                         183,738          184,421
Non-Current Deferred Tax Asset                                                      13,192           11,589
Other Assets                                                                        14,453           15,516
                                                                             -------------    -------------
TOTAL ASSETS                                                                 $     944,791    $     854,552
                                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit and other current debt                         $     105,049    $      48,667
     Accounts payable                                                              158,750          137,671
     Accrued expenses                                                               75,187           60,627
     Income taxes payable                                                            9,467            8,805
                                                                             -------------    -------------
               Total Current Liabilities                                           348,453          255,770
Senior Subordinated Notes Due 2005                                                 125,000          125,000
Senior Subordinated Notes due 2008, including an adjustment of
   $8,957 and $9,581 to the carrying value related
        to interest rate swap agreements, respectively                             158,078          158,642
Term Loan and Other Notes Payable                                                  101,843          100,761
Other Long Term Liabilities                                                         16,855           17,288
                                                                             -------------    -------------
                                                                                   750,229          657,461
Minority Interest                                                                   23,221           23,515
Convertible Preferred Stock, $0.01 par value; authorized,
          2,000,000 shares; 40,000 shares issued                                    40,000           40,000
STOCKHOLDERS' EQUITY:
     Common Stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding: 2005-11,371,197 shares;
     2004-11,370,282 shares                                                            148              148
     Treasury Stock - at cost                                                      (65,793)         (65,793)
     Additional Paid-In Capital                                                     56,040           56,147
     Accumulated Other Comprehensive Income                                         13,727           12,668
     Retained Earnings                                                             127,219          130,406
                                                                             -------------    -------------
             Total Stockholders' Equity                                            131,341          133,576
                                                                             -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     944,791    $     854,552
                                                                             =============    =============

           See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                      13 WEEKS ENDED
                                                          -----------------------------------------
                                                           October 2, 2004       September 27, 2003
                                                          -----------------      ------------------
NET SALES                                                   $    274,135            $    238,539
Cost of Goods Sold                                               194,850                 157,956
Distribution Expenses                                             15,768                  16,400
                                                            ------------            ------------
GROSS PROFIT                                                      63,517                  64,183
Selling, General and Administrative Expenses                      53,087                  51,792
Restructuring Costs                                                  672                       -
                                                            ------------            ------------
OPERATING INCOME                                                   9,758                  12,391
Interest Expense, net                                             13,038                   9,678
                                                            ------------            ------------
(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST           (3,280)                  2,713
Income Tax (Benefit) Expense                                      (1,149)                    882
Minority Interest, net of tax                                      1,056                   1,090
                                                            ------------            ------------
NET (LOSS) INCOME                                           $     (3,187)           $        741
                                                            ============            ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    11,370,946              11,187,155

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                              11,370,946              15,099,949

Net (Loss) Income per Common Share: Basic                   $      (0.28)           $       0.07

Net (Loss) Income per Common Share: Diluted                 $      (0.28)           $       0.05

           See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                                          13 WEEKS ENDED
                                                                                   ------------------------------
                                                                                    OCTOBER 2,      SEPTEMBER 27,
                                                                                      2004              2003
                                                                                   -----------      -------------
                                                                                     (AS RESTATED, SEE NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                               $ (3,187)          $    741
   Adjustments to Reconcile Net (Loss) Income to Net Cash from Operating
   Activities:
     Imputed interest on notes payable and other non-cash items                        (458)              (447)
     Deferred income tax provision                                                   (1,784)               276
     Depreciation and amortization                                                    5,968              5,172
     Bad debt (recovery) provision                                                   (1,634)                 4
     Loss on disposal of equipment                                                       52                 58
     Inventory valuation adjustment                                                  (2,252)               962
     Foreign currency gains and losses                                                 (478)               551
     Minority interest                                                                1,056              1,090
     Changes in assets and liabilities:
        Accounts receivable                                                         (69,453)           (44,047)
        Inventories                                                                 (46,657)           (35,660)
        Prepaid expenses and other current assets                                      (489)            (2,367)
        Decrease in other non-current assets                                           (238)              (328)
        Accounts payable                                                             24,799             35,016
        Taxes payable                                                                 1,293              6,092
        Accrued expenses                                                             21,161              9,515
                                                                                   --------           --------
          NET CASH FROM OPERATING ACTIVITIES                                        (72,301)           (23,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (4,102)            (5,129)
   Proceeds from sale of property and equipment                                           9                  -
   Increase in compensating balances on deposit                                        (451)            (5,600)
                                                                                   --------           --------
          NET CASH FROM INVESTING ACTIVITIES                                         (4,544)           (10,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of credit and other short term debt              57,883             51,000
   Repayment of long term debt                                                         (220)              (121)
   Costs associated with refinancing                                                      -               (347)
   Additional payment for tradenames                                                   (126)           (21,500)
   Common stock issued                                                                   18                  4
                                                                                   --------           --------
          NET CASH FROM FINANCING ACTIVITIES                                         57,555             29,036
                                                                                   --------           --------
Effect of Exchange Rate Changes on Cash                                              (1,021)                56
                                                                                   --------           --------
Net Change in Cash                                                                  (20,311)            (5,009)
Cash, Beginning of Period                                                            46,847             35,702
                                                                                   --------           --------
Cash, End of Period                                                                $ 26,536           $ 30,693
                                                                                   ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
   Interest                                                                        $  3,004           $    929
   Income taxes, net of (refunds)                                                  $   (387)          $ (5,417)

           See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2004 Annual Report on Form 10-K and as amended, Form 10-K/A. Certain reclassifications have been made for consistent presentation.

2.    CREDIT FACILITY

      On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to (pound)8 million ($14.4 million) and a money market borrowing facility of up to (pound)7 million ($12.6 million). In addition, Salton Europe has an invoice finance facility of between Pound Sterling15 and (pound)40 million ($27.0 million and $72.0 million) depending on seasonality and level of accounts receivable. As of October 2, 2004, there was $32.3 million outstanding under the facility included in other current debt.

3.    STOCK-BASED COMPENSATION

      At October 2, 2004, the Company had various stock-based employee compensation plans which are described more fully in Note 10 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K and as amended, Form 10-K/A. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                                  13 WEEKS ENDED
                                                                         --------------------------------
                                                                           October 2         September 27
(In thousands except share data)                                             2004               2003
                                                                         ------------        ------------
Net(loss) income - as reported                                            $  (3,187)          $     741
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
   taxes                                                                        285                 427
                                                                          ---------           ---------
Net (loss) income - pro forma                                             $  (3,472)          $     314
                                                                          =========           =========

(Loss) Earnings per share - basic
     As reported                                                          $   (0.28)          $    0.07
     Pro forma                                                                (0.31)               0.03

(Loss) Earnings per share - diluted
     As reported                                                          $   (0.28)          $    0.05
     Pro forma                                                                (0.31)               0.02

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

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $1.5 million and $8.7 million at October 2, 2004 and July 3, 2004, respectively. The change in the fair value of contracts in the first quarter of 2005 was $7.2 million. There was $(0.4) million and $(6.0) million at October 2, 2004 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At October 2, 2004, the Company had foreign exchange forward contracts for the purchase of 117.0 million U.S. dollars. Contracts for the purchase of 61.7 million U.S. dollars were entered into during the first quarter of fiscal 2005.

6.    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

      For the thirteen weeks ended October 2, 2004 and September 27, 2003, components of other comprehensive income include foreign currency translation adjustments of $(4.6) million and $2.6 million, respectively and unrealized gains (losses) on derivatives of $5.7 million and $0.0 million, respectively.

                                                                                      13 Weeks Ended
                                                                                ---------------------------
(In thousands)                                                                   10/2/2004       9/27/2003
                                                                                -----------     -----------
Net (Loss) Income                                                               $   (3,187)     $       741
Other Comprehensive Income, net of tax of $1,700 and $0, respectively                1,059            2,628
                                                                                ----------      -----------
Comprehensive Income                                                            $   (2,128)     $     3,369
                                                                                ==========      ===========

      Accumulated other comprehensive income is comprised of the following:

                                                                                           As Of
                                                                                ---------------------------
(In thousands)                                                                   10/2/2004       7/3/2004
                                                                                -----------     -----------
Minimum Pension Liability, net of tax of $4,830 and $4,888, respectively        $  (10,037)     $  (10,172)
Unrealized Loss on Derivative, net of tax of $253 and $2,663, respectively            (380)         (6,030)
Foreign Currency Translation                                                        24,144          28,870
                                                                                ----------      ----------
                                                                                $   13,727      $   12,668
                                                                                ==========      ==========

7.    PENSION BENEFIT PLANS

      The components of net periodic pension cost are as follows:

                                                     Domestic           Salton Europe              Total
(In thousands)                                 10/2/2004  9/27/2003  10/2/2004  9/27/2003  10/2/2004  9/27/2003
                                               ---------  ---------  ---------  ---------  ---------  ---------
13 Weeks Ended:
Service cost-benefits earned during the year     $  42      $  42      $  77      $  73      $ 119      $ 115
Interest cost on projected benefit
obligation                                         176        179        541        466        717        645
Actuarial return on plan assets                   (156)      (166)      (419)      (346)      (575)      (512)
Net amortization and deferral                       65         99        182        177        247        276
                                                 -----      -----      -----      -----      -----      -----
  Net pension cost                               $ 127      $ 154      $ 381      $ 370      $ 508      $ 524
                                                 =====      =====      =====      =====      =====      =====

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

CONSOLIDATING BALANCE SHEET AS OF OCTOBER 2, 2004 (AS RESTATED, SEE NOTE 11) (IN THOUSANDS)

                                                           GUARANTOR                              OTHER    CONSOLIDATED CONSOLIDATED
                                                PARENT   SUBSIDIARIES ELIMINATIONS   TOTAL    SUBSIDIARIES ELIMINATIONS    TOTALS
                                              ---------- ------------ ------------ ---------- ------------ ------------ ------------
                  ASSETS
Current Assets:
   Cash                                       $     187    $     538   $       -   $     725   $  25,811   $       -    $  26,536
   Compensating balances on deposits                  -            -           -           -      34,451           -       34,451
   Accounts receivable, net of allowances           314      122,729           -     123,043     125,932           -      248,975
   Inventories                                   16,338      166,189     (26,557)    155,970     142,868           -      298,838
   Prepaid expenses and other current assets      3,265        2,678           -       5,943      15,573           -       21,516
   Intercompany                                 116,274      (87,806)        216      28,684     (28,684)          -            -
   Deferred income taxes                          1,314       16,577           -      17,891       5,442           -       23,333
                                              ---------    ---------   ---------   ---------   ---------   ---------    ---------
        Total Current Assets                    137,692      220,905     (26,341)    332,256     321,393           -      653,649
Property, Plant and Equipment, net                9,756       14,280           -      24,036      55,723           -       79,759
Investments in Subsidiaries                     398,657       53,654    (452,311)          -           -           -            -
Tradenames                                      134,849       10,313                 145,162      38,576           -      183,738
Non-current deferred tax asset                        -            -           -           -           -      13,192       13,192
Other Assets                                     11,300          451           -      11,751       2,702           -       14,453
                                              ---------    ---------   ---------   ---------   ---------   ---------    ---------
Total Assets                                  $ 692,254    $ 299,603   $(478,652)  $ 513,205   $ 418,394   $  13,192    $ 944,791
                                              =========    =========   =========   =========   =========   =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other
     current debt                             $       -    $  68,179   $       -   $  68,179   $  36,870   $       -    $ 105,049
   Accounts payable                               1,989        4,534         388       6,911     151,839           -      158,750
   Accrued expenses                              17,845       16,397           -      34,242      40,945           -       75,187
     Income taxes payable                        (2,282)      (1,496)          -      (3,778)     13,245                    9,467
                                              ---------    ---------   ---------   ---------   ---------   ---------    ---------
        Total current liabilities                17,552       87,614         388     105,554     242,899           -      348,453
Non-current Deferred Income Taxes               (10,407)      (9,167)          -     (19,574)      6,382      13,192            -
Senior subordinated notes due 2005              125,000            -           -     125,000           -           -      125,000
Senior subordinated notes due 2008,
   including an adjustment of $8,957
   to the carrying value related to
   interest rate swap agreements                158,078            -           -     158,078           -           -      158,078
Term loan and other notes payable                     -      100,128                 100,128       1,715           -      101,843
Other Long Term Liability                           544        3,602                   4,146      12,709           -       16,855
                                              ---------    ---------   ---------   ---------   ---------   ---------    ---------
        Total liabilities                       290,767      182,177         388     473,332     263,705      13,192      750,229
Minority interest                                     -            -           -           -      23,221           -       23,221
Convertible Preferred Stock                      40,000            -           -      40,000           -           -       40,000
Stockholders' Equity                            361,487      117,426    (479,040)       (127)    131,468           -      131,341
                                              ---------    ---------   ---------   ---------   ---------   ---------    ---------
Total Liabilities and Stockholders'Equity     $ 692,254    $ 299,603   $(478,652)  $ 513,205   $ 418,394   $  13,192    $ 944,791
                                              =========    =========   =========   =========   =========   =========    =========

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004 (AS RESTATED, SEE NOTE 11) (IN THOUSANDS)

                                                 GUARANTOR                                                CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    OTHER SUBSIDIARIES  ELIMINATIONS     TOTALS
                                     ---------  ------------ ------------  ---------  ------------------  ------------- ------------
               ASSETS

Current Assets:
  Cash                               $       1  $       903  $          -  $     904  $           45,943  $           - $     46,847
   Compensating balances on deposit          -            -             -          -              34,000                      34,000
  Accounts receivable, net of
    allowances                             311       96,905             -     97,216              83,175              -      180,391
  Inventories                            5,133      165,189       (28,341)   141,981             111,646              -      253,627
  Prepaid expenses and other current
    assets                               5,054        2,597             -      7,651              13,616              -       21,267
  Intercompany                         131,818     (104,380)         (756)    26,682             (26,682)             -            -
  Deferred income taxes                    913       16,577             -     17,490               8,252              -       25,742
                                     ---------  -----------  ------------  ---------  ------------------  ------------- ------------
     Total current assets              143,230      177,791       (29,097)   291,924             269,950              -      561,874
Property, Plant and Equipment,
   Net of Accumulated Depreciation      11,016       14,910             -     25,926              55,226              -       81,152
Investments in Subsidiaries            390,773       53,646      (444,419)         -                   -              -            -
Tradenames                             134,723       10,313             -    145,036              39,385              -      184,421
Non-current deferred tax asset               -            -             -          -                   -         11,589       11,589
 Other Assets                           12,442          274             -     12,716               2,800              -       15,516
                                     ---------  -----------  ------------  ---------  ------------------  ------------- ------------
Total Assets                         $ 692,184  $   256,934  $   (473,516) $ 475,602  $          367,361         11,589 $    854,552
                                     =========  ===========  ============  =========  ==================  ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other
    current debt                     $       -  $    33,189  $          -  $  33,189  $           15,478              - $     48,667
  Accounts payable                       2,922        2,039          (584)     4,377             133,294              -      137,671
  Accrued expenses                       9,491       13,478             -     22,969              37,658              -       60,627
   Income taxes payable                 (2,336)      (1,496)            -     (3,832)             12,637              -        8,805
                                     ---------  -----------  ------------  ---------  ------------------  ------------- ------------
     Total current liabilities          10,077       47,210          (584)    56,703             199,067              -      255,770
Non-current Deferred Income Taxes       (8,840)      (9,167)            -    (18,007)              6,418         11,589            -
Senior subordinated notes due 2005     125,000            -             -    125,000                   -              -      125,000
Senior subordinated notes due 2008,
      including an adjustment of
      $9,581 to the carrying value
      related to interest rate swap
      agreements                       158,642            -             -    158,642                   -              -      158,642
Long-term debt-revolving credit
      agreement                              -      100,000             -    100,000                   -              -      100,000
Other notes payable                          -          175             -        175                 586              -          761
Other long term liabilities                418        3,932             -      4,350              12,938              -       17,288
                                     ---------  -----------  ------------  ---------  ------------------  ------------- ------------
     Total liabilities                 285,297      142,150          (584)   426,863             219,009         11,589      657,461
Minority Interest                            -            -             -          -              23,515              -       23,515
Convertible Preferred Stock             40,000            -             -     40,000                   -              -       40,000
Stockholders' Equity                   366,887      114,784      (472,932)     8,739             124,837              -      133,576
                                     ---------  -----------  ------------  ---------  ------------------  ------------- ------------
Total Liabilities and Stockholders'
  Equity                             $ 692,184  $   256,934  $   (473,516) $ 475,602  $          367,361  $      11,589 $    854,552
                                     =========  ===========  ============  =========  ==================  ============= ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2004 (IN THOUSANDS)

                                                GUARANTOR                                OTHER     CONSOLIDATED   CONSOLIDATED
                                      PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                    ---------  ------------ ------------  ---------  ------------  -------------  ------------

Net Sales                           $  48,080  $   149,559  $    (82,150) $ 115,489  $    236,812  $     (78,166) $    274,135
Cost of Goods Sold                     39,341      124,289       (83,934)    79,696       189,036        (73,882)      194,850
Distribution Expenses                                8,654             -      8,654         7,114                       15,768
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Gross Profit                        8,739       16,616         1,784     27,139        40,662         (4,284)       63,517
Selling, General and Administrative
  expenses                             14,342       10,286             -     24,628        32,743         (4,284)       53,087
Restructuring Costs                       455          217             -        672             -                          672
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Operating Income                   (6,058)       6,113         1,784      1,839         7,919              -         9,758
Interest Expense, Net                   7,307        3,479             -     10,786         2,252              -        13,038
(Income) Loss from Subsidiary          (5,043)          (8)        5,051          -             -              -             -
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
  (Loss) Income Before Income Taxes
    and Minority Interest              (8,322)       2,642        (3,267)    (8,947)        5,667              -        (3,280)
Income Tax (Benefit) Expense           (1,969)           -             -     (1,969)          820              -        (1,149)
Minority interest                           -            -             -          -         1,056              -         1,056
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Net (Loss) Income               $  (6,353) $     2,642  $     (3,267) $  (6,978) $      3,791  $           -  $     (3,187)
                                    =========  ===========  ============  =========  ============  =============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)

                                                GUARANTOR                                OTHER     CONSOLIDATED   CONSOLIDATED
                                      PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS      TOTALS
                                    ---------  ------------ ------------  ---------  ------------  -------------  ------------
Net Sales                           $  72,640  $   175,878  $   (120,774) $ 127,744  $    206,827  $     (96,032) $    238,539
Cost of Goods Sold                     55,898      151,057      (116,576)    90,379       162,109        (94,532)      157,956
Distribution Expenses                       -       10,981             -     10,981         5,419              -        16,400
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Gross Profit                       16,742       13,840        (4,198)    26,384        39,299         (1,500)       64,183
Selling, General and Administrative
  expenses                             11,247       23,318             -     34,565        18,727         (1,500)       51,792
Impairment Loss on Intangible Asset         -            -             -          -             -                            -
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Operating Income (Loss)             5,495       (9,478)       (4,198)    (8,181)       20,572              -        12,391
Interest Expense, Net                   7,232          916             -      8,148         1,530              -         9,678
Fair Market Value Adjustment on
  Derivatives                               -            -             -          -             -              -             -
(Income) loss from subsidiary          (5,914)         392         5,522          -             -              -             -
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
  Income (Loss) Before Income Taxes
     and Minority Interest              4,177      (10,786)       (9,720)   (16,329)       19,042              -         2,713
Income Tax (Benefit) Expense             (370)      (2,839)            -     (3,209)        4,091              -           882
Minority interest                           -            -                                  1,090                        1,090
                                    ---------  -----------  ------------  ---------  ------------  -------------  ------------
    Net Income (Loss)                 $ 4,547  $    (7,947) $     (9,720) $ (13,120) $     13,861  $           -  $        741
                                    =========  ===========  ============  =========  ============  =============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2004 (AS RESTATED, SEE NOTE 11) (IN THOUSANDS)

                                                         GUARANTOR                             OTHER     CONSOLIDATED CONSOLIDATED
                                               PARENT   SUBSIDIARIES ELIMINATIONS  TOTAL    SUBSIDIARIES ELIMINATIONS    TOTALS
                                              --------  ------------ ------------ --------  ------------ ------------ ------------
Cash flows from operating activities:
 Net (loss) income                            $ (6,353)   $   2,642   $  (3,267)  $ (6,978)   $   3,791      $  -      $    (3,187)
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Imputed interest on notes payable               (564)           -           -       (564)         106         -             (458)
  Deferred income tax provision                 (1,968)           -           -     (1,968)         184         -           (1,784)
  Depreciation and amortization                  2,461          834           -      3,295        2,673         -            5,968
  Bad debt (recovery) provision                      -       (1,694)          -     (1,694)          60         -           (1,634)
  Loss on disposal of equipment                      -           54           -         54           (2)        -               52
  Equity in net income of unconsolidated
   affilate/consolidated subsidiaries           (5,043)          (8)      5,051          -            -         -                -
  Inventory valuation adjustment                     -       (2,252)          -     (2,252)           -         -           (2,252)
  Foreign currency gains and losses                  -         (478)          -       (478)           -         -             (478)
  Minority interest                                  -            -           -          -        1,056         -            1,056
  Changes in assets and liabilities:
   Accounts receivable                              (3)     (23,654)          -    (23,657)     (45,796)        -          (69,453)
   Inventories                                 (11,205)       1,252      (1,784)   (11,737)     (34,920)        -          (46,657)
   Prepaid expenses and other current assets     1,790          (81)          -      1,709       (2,198)        -             (489)
   Decrease in other non-current assets              -         (177)          -       (177)         (61)        -             (238)
   Accounts payable                               (934)       3,468           -      2,534       22,265         -           24,799
   Taxes payable                                    54            1           -         55        1,238         -            1,293
   Accrued expenses                             22,123      (14,959)          -      7,164       13,997         -           21,161
                                              --------    ---------   ---------   --------    ---------      ----      -----------
     NET CASH FROM OPERATING ACTIVITIES            358      (35,052)          -    (34,694)     (37,607)        -          (72,301)
                                              --------    ---------   ---------   --------    ---------      ----      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                         (64)        (255)          -       (319)      (3,783)        -           (4,102)
      Proceeds from sale of equipment                -            -           -          -            9         -                9
      Increase in compensating balance on
       deposit                                       -            -           -          -         (451)        -             (451)
                                              --------    ---------   ---------   --------    ---------      ----      -----------
       NET CASH FROM INVESTING ACTIVITIES          (64)        (255)          -       (319)      (4,225)        -           (4,544)
                                              --------    ---------   ---------   --------    ---------      ----      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of
        credit and other short term debt             -       35,119           -     35,119       22,764         -           57,883
       Repayment of long-term debt                   -         (178)          -       (178)         (42)        -             (220)
       Additional payment for tradenames          (126)           -           -       (126)           -         -             (126)
       Common stock issued                          18            -           -         18            -         -               18
                                              --------    ---------   ---------   --------    ---------      ----      -----------
       NET CASH FROM FINANCING ACTIVITIES         (108)      34,941           -     34,833       22,722         -           57,555
                                              --------    ---------   ---------   --------    ---------      ----      -----------
Effect of Exchange Rate Changes on Cash              -            -           -          -       (1,021)        -           (1,021)

Net Change in Cash                                 186         (366)          -       (180)     (20,131)        -          (20,311)

Cash, Beginning of Period                            1          903           -        904       45,943         -           46,847
                                              --------    ---------   ---------   --------    ---------      ----      -----------

Cash, End of Period                           $    187    $     538   $       -   $    725    $  25,811      $  -      $    26,536
                                              ========    =========   =========   ========    =========      ====      ===========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 (AS RESTATED, SEE NOTE 11) (IN THOUSANDS)

                                                         GUARANTOR                             OTHER     CONSOLIDATED CONSOLIDATED
                                               PARENT   SUBSIDIARIES ELIMINATIONS  TOTAL    SUBSIDIARIES ELIMINATIONS    TOTALS
                                              --------  ------------ ------------ --------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                            $  4,547   $   (7,947)  $   (9,720) $(13,120)  $   13,861      $  -       $     741
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Imputed interest on notes payable and
   other non-cash items                           (565)           -            -      (565)         118         -            (447)
  Deferred income tax provision                      1            -            -         1          275         -             276
  Foreign currency gains and lossess                 -          551            -       551            -         -             551
  Depreciation and amortization                  2,340          842            -     3,182        1,990         -           5,172
  Loss on disposal of equipment                      -            -            -         -           58         -              58
  Equity in net income of unconsolidated
   affilate/ consolidated subsidiaries          (5,914)         392        5,522         -            -         -               -
  Minority interest                                  -            -            -         -        1,090         -           1,090
  Changes in assets and liabilities:                                                                                            -
   Accounts receivable                               -      (25,120)           -   (25,120)     (18,923)        -         (44,043)
   Inventories                                  (8,426)     (21,193)       4,198   (25,421)      (9,277)                  (34,698)
   Prepaid expenses and other current assets       140       (1,800)           -    (1,660)        (707)        -          (2,367)
   Increase in other non-current assets            (71)        (257)           -      (328)           -         -            (328)
   Accounts payable                              1,223          684            -     1,907       33,109         -          35,016
   Taxes payable                                 5,765       (3,558)           -     2,207        3,885         -           6,092
   Accrued expenses                             23,762        2,859            -    26,621      (17,106)        -           9,515
                                              --------   ----------   ----------  --------   ----------      ----       ---------
      NET CASH FROM OPERATING ACTIVITIES        22,802      (54,547)           -   (31,745)       8,373         -         (23,372)
                                              --------   ----------   ----------  --------   ----------      ----       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (957)        (841)           -    (1,798)      (3,331)        -          (5,129)
   Increase in compensating balances on
    deposit                                          -            -            -         -       (5,600)        -          (5,600)
                                              --------   ----------   ----------  --------   ----------      ----       ---------
      NET CASH FROM INVESTING ACTIVITIES          (957)        (841)           -    (1,798)      (8,931)        -         (10,729)
                                              --------   ----------   ----------  --------   ----------      ----       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of
     credit and other short term debt                -       51,000            -    51,000            -         -          51,000
   Repayment of long-term debt                       -         (121)           -      (121)           -         -            (121)
   Costs associated with refinancing              (347)           -            -      (347)           -         -            (347)
   Additional payment for trademarks           (21,500)           -            -   (21,500)           -         -         (21,500)
   Common stock issued                               4            -            -         4            -         -               4
                                              --------   ----------   ----------  --------   ----------      ----       ---------
      NET CASH FROM FINANCING ACTIVITIES       (21,843)      50,879            -    29,036            -         -          29,036
                                              --------   ----------   ----------  --------   ----------      ----       ---------

Effect of Exchange Rate Changes on Cash              -            -            -         -           56         -              56
                                              --------   ----------   ----------  --------   ----------      ----       ---------
Net Change in Cash                                   2       (4,509)           -    (4,507)        (502)        -          (5,009)

Cash, Beginning of Period                            -        8,972            -     8,972       26,730         -          35,702
                                              --------   ----------   ----------  --------   ----------      ----       ---------

Cash, End of Period                           $      2   $    4,463   $        -  $  4,465   $   26,228      $  -       $  30,693
                                              ========   ==========   -=========  ========   ==========      ====       =========

11. RESTATEMENT AND RECLASSIFICATION

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the thirteen weeks ended October 2, 2004, the Company determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities." The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. The table below summarizes the effects of the change in classification.

                                                      As Reported     As Restated
                                                      -----------     -----------
As of October 2, 2004
   Convertible preferred stock                          $      -       $  40,000
   Additional paid-in capital                             96,040          56,040
   Stockholders' equity (deficit)                        171,341         131,341
As of July 3, 2004
   Convertible preferred stock                          $      -       $  40,000
   Additional paid-in capital                             96,147          56,147
   Stockholders' equity (deficit)                        173,576         133,576

Additionally, the change in compensating balances on deposit of $0.5 million at October 2, 2004 and $5.6 million at September 27, 2003, which were previously classified as part of financing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as investing activities. Also, the additional payments for tradenames, of $0.1 million at October 2, 2004 and $21.5 million at September 27, 2003, which were previously classified as part of investing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations has been updated to give effect to the restatement and reclassification of the Company's condensed consolidated financial statements as described in Note 11.

As used in this quarterly report on Form 10-Q/A, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

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

The following critical accounting policies required the most significant estimates used in the preparation of our condensed consolidated financial statements

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. We calculate additional accounts receivable allowances for anticipated future customer returns and claims. This additional accrual covers defective product (warranty), sales returns and other customer allowances. The amounts and trends are analyzed to develop appropriate percentages that are applied against future sales. Based on the procedures outlined herein, and the fact that only one customer accounted for 10.2% of the gross accounts receivable at October 2, 2004 and no customer accounted for 10.0% or more of the gross accounts receivable at July 3, 2004, we believe there is no concentration of credit risk.

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

Also, in fiscal 2004, we made the final installment payment associated with the acquisition of the George Foreman tradename. This was the primary reason for the increase of cash flow of $28.5 million in first quarter of 2005 compared to first quarter of 2004

REVOLVING CREDIT FACILITY

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

As of October 2, 2004, we had borrowed $167.8 million under the senior secured revolving credit facility, 100.0 million of which is included in long-term liabilities. We had approximately $19.0 million available under this facility for future borrowings.

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

SENIOR SUBORDINATED NOTES

In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10 3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12 1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $9.0 million related to the fair value of interest rate swap agreements that have been monetized).

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

CONVERTIBLE PREFERRED STOCK

On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

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

All foreign exchange contracts have been recorded in the condensed consolidated balance sheets within accrued expenses at a fair value of $1.5 million and $8.7 million at October 2, 2004 and July 3, 2004, respectively. The change in the fair value of contracts in the first quarter was $7.2 million. There was $(0.4) million and $(6.0) million at October 2, 2004 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At October 2, 2004, the Company had foreign exchange forward contracts for the purchase of 117.0 million U.S. dollars. Contracts for the purchase of 61.7 million U.S. dollars were entered into during the first quarter of fiscal 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of April 2, 2005, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

As described in Note 11, "Restatement and Reclassification" to the accompanying condensed consolidated financial statements, subsequent to the issuance of the Company's condensed consolidated financial statements for the fiscal quarter ended April 2, 2005, the Company determined that its Series A convertible preferred stock should be classified outside of permanent equity in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities", because the redemption of the Series A convertible preferred stock in shares of common stock is outside of the Company's control. The restatement to reclassify the Series A convertible preferred shares had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected. The Company has concluded that the circumstances that led to the filing of this amendment on Form 10-

Q/A resulted primarily from certain accounting practices that had been in place for several years, and prior to the Company's improvements to the financial accounting and reporting management resources, research tools and control processes.

In connection with the restatement referred to above, the Company re-evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that re-evaluation, and solely as a result of the restatement discussed above, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective. However, based upon the improvements to the financial accounting and reporting management resources, research tools and control processes implemented during fiscal year 2005, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the date of June 30, 2005 (the date this report was filed with the SEC). In concluding that the Company's disclosure controls and procedures were effective as of June 30, 2005, the principal executive officer and principal financial officer also considered, among other things, the circumstances that resulted in the restatement of the Company's previously issued financial statements, the materiality of the restatement adjustments on the Company's condensed consolidated financial statements and that restatement had no effect on the Company's historical reported net income, earnings per share or net cash flows.

(b) Changes in internal controls. There were no significant changes in the Company's internal control, during the quarter ended April 2, 2005, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

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

ITEM 6. EXHIBITS.

      The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-Q/A.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2005               SALTON, INC.

                                     /s/ DAVID M. MULDER
                                     David M. Mulder
                                     Executive Vice President, Chief
                                     Administrative Officer and
                                     Senior Financial Officer
                                     (Duly Authorized Officer of the Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION OF DOCUMENT
--------------   -----------------------------------------------------------------------
12(A)            Computation of Ratio of Earnings to Fixed Charges

31.1             Certification By The Chief Executive Officer Pursuant To Section 302 Of
                 The Sarbanes-Oxley Act Of 2002

31.2             Certification By The Senior Financial Officer Pursuant To Section 302
                 Of The Sarbanes-Oxley Act Of 2002

32.1             Certification of The Chief Executive Officer Pursuant to 18 U.S.C.
                 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002

32.2             Certification of The Senior Financial Officer Pursuant to 18 U.S.C.
                 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002