Form 10-Q/A
period 2005-01-01
SALTON INC
filed 2005-07-01
CIK 878280

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

                                EXPLANATORY NOTE

Salton, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarterly period ended January 1, 2005, originally filed February 10, 2005 (the "Form 10-Q"), principally to reflect the restatement to reclassify the Company's convertible preferred stock. As described in Note 13 subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended January 1, 2005, the Company has determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity, as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities". The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected.

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

                                                                                            PAGE NO.
                                                                                            --------
PART I            FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets - January 1, 2005 and                   4
                  December 27, 2003 (as restated, Note 13)

                  Condensed Consolidated Statements of Income - Thirteen weeks ended            5
                  January 1, 2005 and December 27, 2003 and Twenty-six weeks ended
                  January 1, 2005 and December 27, 2003

                  Condensed Consolidated Statements of Cash Flows - Twenty-six weeks            6
                  ended January 1, 2005 and December 27, 2003 (as restated, Note 13)

                  Notes to Condensed Consolidated Financial Statements                          7

         Item 2:  Management's Discussion and Analysis of Financial Condition and              21
                  Results of Operations

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk                   30

         Item 4:  Controls and Procedures                                                      31

PART II           OTHER INFORMATION

         Item 1:  Legal Proceedings                                                            32

         Item 4:  Submission of Matters to a Vote of Security Holders                          34

         Item 6:  Exhibits                                                                     37

                  Signature                                                                    36

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                 JANUARY 1, 2005   JULY 3, 2004
                                                                   (AS RESTATED, SEE NOTE 13)
ASSETS
CURRENT ASSETS:
      Cash                                                          $  37,370       $  46,847
      Compensating balances on deposit                                 34,465          34,000
      Accounts receivable, less allowances                            279,734         180,391
      Inventories                                                     277,861         253,627
      Prepaid expenses and other current assets                        19,001          21,267
      Deferred income taxes                                            24,104          25,742
                                                                    ---------       ---------
        Total Current Assets                                          672,535         561,874
Property, Plant and Equipment, net                                     78,985          81,152
Tradenames                                                            186,484         184,421
Non-Current Deferred Tax Asset                                         17,668          11,589
Other Assets                                                           14,439          15,516
                                                                    ---------       ---------
TOTAL ASSETS                                                        $ 970,111       $ 854,552
                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Revolving line of credit and other current debt               $ 127,570       $  48,667
      Senior subordinated notes due 2005 - current                    125,000               -
      Accounts payable                                                133,258         137,671
      Accrued expenses                                                 85,004          60,627
      Income taxes payable                                             14,134           8,805
                                                                    ---------       ---------
        Total Current Liabilities                                     484,966         255,770
Senior Subordinated Notes Due 2005                                          -         125,000
Senior Subordinated Notes due 2008, including an adjustment of
  $8,332 and $9,581 to the carrying value related
   to interest rate swap agreements, respectively                     157,515         158,642
Term Loan and Other Notes Payable                                     101,943         100,761
Other Long Term Liabilities                                            17,683          17,288
                                                                    ---------       ---------
                                                                      762,107         657,461
Minority Interest                                                      26,347          23,515
Convertible Preferred Stock, $0.01 par value; authorized,
       2,000,000 shares; 40,000 shares issued                          40,000          40,000
STOCKHOLDERS' EQUITY:
      Common Stock, $0.01 par value; authorized, 40,000,000
       shares; issued and outstanding: 2005-11,376,297 shares;
       2004-11,370,282 shares                                             148             148
      Treasury Stock - at cost                                        (65,793)        (65,793)
      Additional Paid-In Capital                                       56,107          56,147
      Accumulated Other Comprehensive Income                           21,219          12,668
      Retained Earnings                                               129,976         130,406
                                                                    ---------       ---------
        Total Stockholders' Equity                                    141,657         133,576
                                                                    ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 970,111       $ 854,552
                                                                    =========       =========

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                13 WEEKS ENDED                   26 WEEKS ENDED
                                                    --------------------------------     --------------------------------
                                                                        December 27,                         December 27,
                                                    January 1, 2005         2003         January 1, 2005         2003
                                                    ---------------     ------------     ---------------     ------------
NET SALES                                             $    376,976      $    397,103      $    651,111       $    635,642
Cost of Goods Sold                                         256,090           252,674           450,940            410,630
Distribution Expenses                                       21,330            21,051            37,098             37,451
                                                      ------------      ------------      ------------       ------------
GROSS PROFIT                                                99,556           123,378           163,073            187,561
Selling, General and Administrative Expenses                77,462            90,514           130,549            142,306
Restructuring Costs                                            118                 -               790                  -
                                                      ------------      ------------      ------------       ------------
OPERATING INCOME                                            21,976            32,864            31,734             45,255
Interest Expense, net                                       13,807            10,333            26,845             20,011
                                                      ------------      ------------      ------------       ------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             8,169            22,531             4,889             25,244
Income Tax Expense                                           2,835             7,411             1,686              8,293
Minority Interest, net of tax                                2,577             2,774             3,633              3,864
                                                      ------------      ------------      ------------       ------------
NET INCOME (LOSS)                                     $      2,757      $     12,346      $       (430)      $     13,087
                                                      ============      ============      ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              11,372,138        11,189,836        11,371,542         11,188,496

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                         15,138,664        15,307,519        11,371,542         15,206,259

Net Income (Loss) per Common Share: Basic             $       0.24      $       1.10      $      (0.04)      $       1.17

Net Income (Loss) per Common Share: Diluted           $       0.18      $       0.81      $      (0.04)      $       0.86

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                                      26 WEEKS ENDED
                                                                             --------------------------
                                                                             JANUARY 1,    DECEMBER 27,
                                                                               2005            2003
                                                                             ----------    ------------
                                                                             (AS RESTATED, SEE NOTE 13)
                                                                             --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                          $    (430)      $  13,087
  Adjustments to Reconcile Net (Loss) Income to Net Cash from Operating
   Activities:
   Imputed interest on notes payable and other non-cash items                     (910)           (908)
   Deferred income tax provision                                                (5,878)            134
   Depreciation and amortization                                                12,125          10,877
   Bad debt (recovery) provision                                                (1,468)          1,063
   Loss on disposal of equipment                                                    38              63
   Inventory valuation adjustment                                                 (899)          1,262
   Foreign currency gains and losses                                              (925)            344
   Minority interest, net of tax                                                 3,633           3,864
   Changes in assets and liabilities:
    Accounts receivable                                                        (90,087)       (139,222)
    Inventories                                                                (15,386)        (20,173)
    Prepaid expenses and other current assets                                    2,164          (4,333)
    Other non-current assets                                                      (715)           (372)
    Accounts payable                                                            (9,769)         55,540
    Income taxes payable                                                         4,579          16,440
    Accrued expenses                                                            22,268          21,900
                                                                             ---------       ---------
     NET CASH FROM OPERATING ACTIVITIES                                        (81,660)        (40,434)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (5,962)         (9,058)
  Proceeds from sale of property and equipment                                     136               -
  Increase in compensating balances on deposit                                    (465)         (5,600)
                                                                             ---------       ---------
     NET CASH FROM INVESTING ACTIVITIES                                         (6,291)        (14,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other short
   term debt                                                                    79,080          70,976
  Repayment of long term debt                                                     (486)           (429)
  Distributions to minority shareholders                                        (2,296)              -
  Costs associated with refinancing                                               (217)           (575)
  Additional payment for tradenames                                               (251)        (21,666)
  Common stock issued                                                               27              42
                                                                             ---------       ---------
     NET CASH FROM FINANCING ACTIVITIES                                         75,857          48,348
                                                                             ---------       ---------
Effect of Exchange Rate Changes on Cash                                          2,617             338
                                                                             ---------       ---------
Net Change in Cash                                                              (9,477)         (6,406)
Cash, Beginning of Period                                                       46,847          35,702
                                                                             ---------       ---------
Cash, End of Period                                                          $  37,370       $  29,296
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                   $  23,190       $  19,018
  Income taxes, net of (refunds)                                             $   3,964       $  (8,376)

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Our business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with Management's Discussion and Analysis and condensed consolidated financial statements and notes thereto included in the Salton, Inc. 2004 Annual Report on Form 10-K and as amended, Form 10-K/A. Certain reclassifications have been made for consistent presentation.

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

3.    FINANCING ARRANGEMENTS

      On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to L8 million ($15.3 million) and a money market borrowing facility of up to L7 million
      ($13.4 million). In addition, Salton Europe has an invoice finance facility of between L15 and L40 million ($28.7 million and $76.6 million) depending on seasonality and accounts receivable levels. As of January 1, 2005, there was $41.4 million outstanding under the facility, which is included in other current debt.

      The Company has $125.0 million of 10-3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. As of January 1, 2005, the notes have been reclassified to current debt.

4.    STOCK-BASED COMPENSATION

      At January 1, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 10 of the Company's 2004 Annual Report on amended Form 10-K/A. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                                                                   13 WEEKS ENDED                26 WEEKS ENDED
                                                            --------------------------     ---------------------------
                                                            January 1,    December 27,     January 1,     December 27,
(In thousands except earnings per share)                       2005           2003            2005            2003
                                                            ----------    ------------     ----------     ------------
Net income (loss) - as reported                             $   2,757      $   12,346      $    (430)      $   13,087
Less: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related taxes                                    287             427            572              854
                                                            ---------      ----------      ---------       ----------
Net income (loss)- pro forma                                $   2,470      $   11,919      $  (1,002)      $   12,233
                                                            =========      ==========      =========       ==========
Earnings (Loss) per share - basic
  As reported                                               $    0.24      $     1.10      $   (0.04)      $     1.17
  Pro forma                                                      0.22            1.07          (0.09)            1.09

Earnings (Loss) per share - diluted
  As reported                                               $    0.18      $     0.81      $   (0.04)      $     0.86
  Pro forma                                                      0.16            0.78          (0.09)            0.80

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

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $5.7 million and $8.7 million at January 1, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the second quarter of 2005 was $4.2 million. There was $(2.3) million and $(6.0) million at January 1, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At January 1, 2005, the Company had foreign exchange forward contracts for the purchase of 70.7 million U.S. dollars. Contracts for the purchase of 25.9 million U.S. dollars were entered into during the second quarter of fiscal 2005.

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

                                                   13 Weeks Ended           26 Weeks Ended
                                              ------------------------  -------------------------
                                              January 1,  December 27,  January 1,   December 27,
(In thousands)                                   2005        2003          2005          2003
                                              ----------  ------------  ----------   ------------
Net Income (Loss)                              $ 2,757      $12,346      $  (430)      $13,087
Other Comprehensive Income, net of tax of
  $(594) and $1,564, $1,157 and $1,568,
   respectively                                  7,492        3,104        8,551         5,732
                                               -------      -------      -------       -------
Comprehensive Income                           $10,249      $15,450      $ 8,121       $18,819
                                               -------      -------      -------       -------

Accumulated other comprehensive income is comprised of the following:

                                                                                                  As Of
                                                                                  -----------------------------------
(In thousands)                                                                    January 1, 2005        July 3, 2004
                                                                                  ---------------        ------------
Minimum Pension Liability, net of tax of $5,041 and $4,888, respectively             $(10,530)            $(10,172)
Unrealized Loss on Derivative, net of tax of $1,014 and $2,663, respectively           (2,297)              (6,030)
Foreign Currency Translation                                                           34,046               28,870
                                                                                     --------             --------
                                                                                     $ 21,219             $ 12,668
                                                                                     ========             ========

8.    PENSION BENEFIT PLANS

      The components of net periodic pension cost are as follows:

                                                  Domestic                  Salton Europe                 Total
(In thousands)                            1/1/2005     12/27/2003     1/1/2005     12/27/2003     1/1/2005     12/27/2003
                                          --------     ----------     --------     ----------     --------     ----------
13 Weeks Ended:
  Service cost-benefits earned
   during the year                          $  42         $  42         $  79         $  73         $ 121         $ 115
  Interest cost on projected benefit
   obligation                                 176           179           559           466           735           645
  Actuarial return on plan assets            (156)         (166)         (433)         (346)         (589)         (512)
  Net amortization and deferral                65            99           188           177           253           276
                                            -----         -----         -----         -----         -----         -----
       Net pension cost                     $ 127         $ 154         $ 393         $ 370         $ 520         $ 524
                                            =====         =====         =====         =====         =====         =====

                                                  Domestic                  Salton Europe                   Total
(In thousands)                            1/1/2005     12/27/2003     1/1/2005     12/27/2003      1/1/2005     12/27/2003
                                          --------     ----------     --------     ----------      --------     ----------
26 Weeks Ended:
  Service cost-benefits earned
   during the year                          $  84         $  84         $ 156         $ 147         $  240        $   231
  Interest cost on projected benefit
   obligation                                 353           357         1,100           932          1,453          1,289
  Actuarial return on plan assets            (311)         (331)         (852)         (693)        (1,163)        (1,024)
  Net amortization and deferral               129           197           370           353            499            550
                                            -----         -----         -----         -----         ------        -------
       Net pension cost                     $ 255         $ 307         $ 774         $ 739         $1,029        $ 1,046
                                            =====         =====         =====         =====         ======        =======

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

CONSOLIDATING BALANCE SHEET AS OF JANUARY 1, 2005 (AS RESTATED, SEE NOTE 13) (IN THOUSANDS)

                                                          GUARANTOR                               OTHER    CONSOLIDATED CONSOLIDATED
                                               PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS   TOTALS
                                              --------- ------------ ------------  ---------  ------------ ------------ ------------
                     ASSETS
Current Assets:
 Cash                                         $       1   $     700   $       -    $     701   $  36,669   $          -  $  37,370
 Compensating balances on deposits                    -           -           -            -      34,465              -     34,465
 Accounts receivable, net of allowances               -     127,318           -      127,318     152,416              -    279,734
 Inventories                                     12,350     156,078     (23,702)     144,726     133,135              -    277,861
 Prepaid expenses and other current assets        2,793       3,820           -        6,613      12,388              -     19,001
 Intercompany                                   114,711     (69,484)       (170)      45,057     (45,057)             -          -
 Deferred income taxes                            1,314      16,577           -       17,891       6,213              -     24,104
                                              ---------   ---------   ---------    ---------   ---------   ------------  ---------
  Total Current Assets                          131,169     235,009     (23,872)     342,306     330,229              -    672,535
Property, Plant and Equipment, net                8,611      13,482           -       22,093      56,892              -     78,985
Investments in Subsidiaries                     412,759      53,674    (466,433)           -           -              -          -
Tradenames                                      134,974      10,313           -      145,287      41,197              -    186,484
Non-current deferred tax asset                        -           -           -            -           -         17,668     17,668
Other Assets                                     10,414         861           -       11,275       3,164              -     14,439
                                              ---------   ---------   ---------    ---------   ---------   ------------  ---------
Total Assets                                  $ 697,927   $ 313,339   $(490,305)   $ 520,961   $ 431,482   $     17,668  $ 970,111
                                              =========   =========   =========    =========   =========   ============  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and other
   current debt                               $       -   $  81,507   $       -    $  81,507   $  46,063   $          -  $ 127,570
 Senior subordinated notes due 2005             125,000           -           -      125,000           -              -    125,000
 Accounts payable                                 2,068       4,039           2        6,109     127,149              -    133,258
 Accrued expenses                                 9,665      14,071           -       23,736      61,268              -     85,004
 Income taxes payable                             4,438      (1,469)          -        2,969      11,165                    14,134
                                              ---------   ---------   ---------    ---------   ---------   ------------  ---------
  Total current liabilities                     141,171      98,148           2      239,321     245,645              -    484,966
Non-current Deferred Income Taxes               (12,237)     (9,167)          -      (21,404)      3,736         17,668          -
Senior subordinated notes due 2008, including
 an adjustment of $8,332 to the carrying
 value related to interest rate swap
 agreements                                     157,515           -           -      157,515           -              -    157,515
Term loan and other notes payable                     -     100,082                  100,082       1,861              -    101,943
Other Long Term Liability                           486       3,651                    4,137      13,546              -     17,683
                                              ---------   ---------   ---------    ---------   ---------   ------------  ---------
  Total liabilities                             286,935     192,714           2      479,651     264,788         17,668    762,107
Minority interest                                     -           -           -            -      26,347              -     26,347
Convertible preferred stock                      40,000           -           -       40,000           -              -     40,000
Stockholders' Equity                            370,992     120,625    (490,307)       1,310     140,347              -    141,657
                                              ---------   ---------   ---------    ---------   ---------   ------------  ---------
Total Liabilities and Stockholders' Equity    $ 697,927   $ 313,339   $(490,305)   $ 520,961   $ 431,482   $     17,668  $ 970,111
                                              =========   =========   =========    =========   =========   ============  =========

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004 (AS RESTATED, SEE NOTE 13) (IN THOUSANDS)

                                                     GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                           PARENT   SUBSIDIARIES ELIMINATIONS      TOTAL    SUBSIDIARIES EMLIMINATIONS     TOTALS
                                          --------- ------------ ------------   ----------  ------------ -------------  ------------
                   ASSETS
Current Assets:
 Cash                                     $       1   $    903   $          -   $      904  $     45,943  $          -  $     46,847
  Compensating balances on deposit                -          -              -            -        34,000                      34,000
 Accounts receivable, net of allowances         311     96,905              -       97,216        83,175             -       180,391
 Inventories                                  5,133    165,189        (28,341)     141,981       111,646             -       253,627
 Prepaid expenses and other current
  assets                                      5,054      2,597              -        7,651        13,616             -        21,267
 Intercompany                               131,818   (104,380)          (756)      26,682       (26,682)            -             -
 Deferred income taxes                          913     16,577              -       17,490         8,252             -        25,742
                                          ---------   --------   ------------   ----------  ------------  ------------  ------------
  Total current assets                      143,230    177,791        (29,097)     291,924       269,950             -       561,874
Property, Plant and Equipment,
 Net of Accumulated Depreciation             11,016     14,910              -       25,926        55,226             -        81,152
Investments in Subsidiaries                 390,773     53,646       (444,419)           -             -             -             -
Tradenames                                  134,723     10,313              -      145,036        39,385             -       184,421
Non-current deferred tax asset                    -          -              -            -             -        11,589        11,589
 Other Assets                                12,442        274              -       12,716         2,800             -        15,516
                                          ---------   --------   ------------   ----------  ------------  ------------  ------------
Total Assets                              $ 692,184   $256,934   $   (473,516)  $  475,602       367,361        11,589  $    854,552
                                          =========   ========   ============   ==========  ============  ============  ============
     LIABILITIES AND STOCKHOLDERS'
      EQUITY
Current Liabilities:
 Revolving line of credit and other
  current debt                            $       -   $ 33,189   $          -   $   33,189  $     15,478             -  $     48,667
 Accounts payable                             2,922      2,039           (584)       4,377       133,294             -       137,671
 Accrued expenses                             9,491     13,478              -       22,969        37,658             -        60,627
 Income taxes payable                        (2,336)    (1,496)             -       (3,832)       12,637             -         8,805
                                          ---------   --------   ------------   ----------  ------------  ------------  ------------
  Total current liabilities                  10,077     47,210           (584)      56,703       199,067             -       255,770
Non-current Deferred Income Taxes            (8,840)    (9,167)             -      (18,007)        6,418        11,589             -
Senior subordinated notes due 2005          125,000          -              -      125,000             -             -       125,000
Senior subordinated notes due 2008,
 including an adjustment of $9,581 to
 the carrying value related to
 interest rate swap agreements              158,642          -              -      158,642             -             -       158,642
Long-term debt-revolving credit
 agreement                                        -    100,000              -      100,000             -             -       100,000
Other notes payable                               -        175              -          175           586             -           761
Other long term liabilities                     418      3,932              -        4,350        12,938             -        17,288
                                          ---------   --------   ------------   ----------  ------------  ------------  ------------
  Total liabilities                         285,297    142,150           (584)     426,863       219,009        11,589       657,461
Minority Interest                                 -          -              -            -        23,515             -        23,515
Convertible preferred stock                  40,000          -              -       40,000             -             -        40,000
Stockholders' Equity                        366,887    114,784       (472,932)       8,739       124,837             -       133,576
                                          ---------   --------   ------------   ----------  ------------  ------------  ------------
Total Liabilities and Stockholders'
 Equity                                   $ 692,184   $256,934   $   (473,516)  $  475,602  $    367,361  $     11,589  $    854,552
                                          =========   ========   ============   ==========  ============  ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005 (IN THOUSANDS)

                                                     GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                        PARENT      SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
Net Sales                              $  70,297     $ 191,908     $(109,824)   $ 152,381     $ 306,357    $ (81,762)     $ 376,976
Cost of Goods Sold                        57,147       161,976      (112,679)     106,444       226,025      (76,379)       256,090
Distribution Expenses                          -        10,110             -       10,110        11,220                      21,330
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Gross Profit                            13,150        19,822         2,855       35,827        69,112       (5,383)        99,556
Selling, General and Administrative
 expenses                                 16,641        12,380             -       29,021        53,824       (5,383)        77,462
Restructuring Costs                         (102)          220             -          118             -                         118
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Operating Income                        (3,389)        7,222         2,855        6,688        15,288            -         21,976
Interest Expense, net                      7,028         4,042             -       11,070         2,737            -         13,807
Income (Loss) from Subsidiary             (8,509)          (20)        8,529            -             -            -              -
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  (Loss) Income Before Income Taxes
   and Minority Interest                  (1,908)        3,200        (5,674)      (4,382)       12,551            -          8,169
Income Tax (Benefit) Expense              (1,830)            -             -       (1,830)        4,665            -          2,835
Minority Interest, net of tax                  -             -             -            -         2,577            -          2,577
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Net (Loss) Income                    $     (78)    $   3,200     $  (5,674)   $  (2,552)    $   5,309    $       -      $   2,757
                                       =========     =========     =========    =========     =========    =========      =========

CONSOLIDATING STATEMENT OF INCOME FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003 (IN THOUSANDS)

                                                     GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                        PARENT      SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
Net Sales                              $  94,317     $ 265,320     $(152,655)   $ 206,982     $ 289,853    $ (99,732)     $ 397,103
Cost of Goods Sold                        72,454       221,949      (155,770)     138,633       211,573      (97,532)       252,674
Distribution Expenses                          -        12,859             -       12,859         8,192            -         21,051
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Gross Profit                            21,863        30,512         3,115       55,490        70,088       (2,200)       123,378
Selling, General and Administrative
 expenses                                 14,139        37,508             -       51,647        40,367       (1,500)        90,514
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Operating Income (Loss)                  7,724        (6,996)        3,115        3,843        29,721         (700)        32,864
Interest Expense, net                      6,933         1,571             -        8,504         1,829            -         10,333
Income (Loss) from Subsidiary            (10,177)          216         9,961            -             -            -              -
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
 Income (Loss) Before Income Taxes
   and Minority Interest                  10,968        (8,783)       (6,846)      (4,661)       27,892         (700)        22,531
Income Tax (Benefit) Expense               1,252        (1,274)            -          (22)        7,433            -          7,411
Minority Interest, net of tax                  -             -                                    2,774            -          2,774
                                       ---------     ---------     ---------    ---------     ---------    ---------      ---------
  Net Income (Loss)                    $   9,716     $  (7,509)   $   (6,846)    $ (4,639)    $  17,685    $    (700)     $  12,346
                                       =========     =========     =========    =========     =========    =========      =========

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY SIX WEEKS ENDED JANUARY 1, 2005 (IN THOUSANDS)

                                                    GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                        PARENT     SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      ----------   ------------  ------------  ---------   ------------  ------------  ------------
Net Sales                             $ 118,377    $    341,466  $   (191,974) $ 267,869   $    543,170  $   (159,928) $    651,111
Cost of Goods Sold                       96,488         286,266      (196,613)   186,141        415,060      (150,261)      450,940
Distribution Expenses                         -          18,763             -     18,763         18,335             -        37,098
                                      ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Gross Profit                           21,889          36,437         4,639     62,965        109,775        (9,667)      163,073
Selling, General and
  Administrative expenses                30,984          22,665             -     53,649         86,567        (9,667)      130,549
Restructuring Costs                         354             436             -        790              -                         790
                                      ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Operating Income                       (9,449)         13,336         4,639      8,526         23,208             -        31,734
Interest Expense, net                    14,335           7,521             -     21,856          4,989             -        26,845
Income (Loss) from Subsidiary           (14,943)            (27)       14,970          -              -             -             -
                                      ---------    ------------  ------------  ---------   ------------  ------------  ------------
  (Loss) Income Before Income Taxes
   and Minority Interest                 (8,841)          5,842       (10,331)   (13,330)        18,219             -         4,889
Income Tax (Benefit) Expense             (3,799)              -             -     (3,799)         5,485             -         1,686
Minority Interest, net of tax                 -               -             -          -          3,633             -         3,633
                                      ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Net (Loss) Income                   $  (5,042)   $      5,842  $    (10,331) $  (9,531)  $      9,101  $          -  $       (430)
                                      =========    ============  ============  =========   ============  ============  ============

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27,
2003
(IN THOUSANDS)

                                                     GUARANTOR                                 OTHER      CONSOLIDATED  CONSOLIDATED
                                        PARENT      SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
Net Sales                              $ 166,957    $    441,197  $   (273,429) $ 334,725   $    496,680  $   (195,763) $    635,642
Cost of Goods Sold                       128,352         373,004      (272,346)   229,010        373,683      (192,063)      410,630
Distribution Expenses                          -          23,840                   23,840         13,611             -        37,451
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Gross Profit                            38,605          44,353        (1,083)    81,875        109,386        (3,700)      187,561
Selling, General and Administrative
 expenses                                 25,385          60,827             -     86,212         59,094        (3,000)      142,306
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Operating Income (Loss)                 13,220         (16,474)       (1,083)    (4,337)        50,292          (700)       45,255
Interest Expense, net                     14,166           2,486             -     16,652          3,359             -        20,011
Income (Loss) from Subsidiary            (16,091)            608        15,483          -              -             -             -
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
 Income (Loss) Before Income Taxes
   and Minority Interest                  15,145         (19,568)      (16,566)   (20,989)        46,933          (700)       25,244
Income Tax (Benefit) Expense                 883          (4,113)            -     (3,230)        11,523                       8,293
Minority Interest, net of tax                  -               -             -          -          3,864                       3,864
                                       ---------    ------------  ------------  ---------   ------------  ------------  ------------
  Net Income (Loss)                    $  14,262    $    (15,455) $    (16,566) $ (17,759)  $     31,546  $       (700) $     13,087
                                       =========    ============  ============  =========   ============  ============  ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 2005 (AS RESTATED, SEE NOTE 13)
(IN THOUSANDS)

                                                         GUARANTOR                             OTHER      CONSOLIDATED CONSOLIDATED
                                                PARENT  SUBSIDIARIES ELIMINATIONS   TOTAL    SUBSIDIARIES ELIMINATIONS   TOTALS
                                               -------- ------------ ------------  --------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ (5,042)  $ 5,842     $   (10,331) $ (9,531)   $ 9,101         $ -      $   (430)
   Adjustments to reconcile net income
        (loss) to net cash used in operating
        activities:
      Imputed interest on notes payable
        and other non-cash items                 (1,127)        -               -    (1,127)       217           -          (910)
      Deferred income tax provision              (3,798)        -               -    (3,798)    (2,080)          -        (5,878)
       Foreign currency gains and lossess             -      (925)              -      (925)         -           -          (925)
      Depreciation and amortization               4,894     1,645               -     6,539      5,586                    12,125
       Bad debt (recovery) provision                       (1,476)              -    (1,476)         8                    (1,468)
      Loss on disposal of equipment                   -        70               -        70        (32)          -            38
      Inventory valuation adjustment                         (730)              -      (730)      (169)                     (899)
      Equity in net income of
        unconsolidated affilate/ consolidated
        subsidiaries                            (14,943)      (28)         14,971         -          -           -             -
      Minority interest                               -         -                         -      3,632           -         3,632
      Changes in assets and liabilities:                                                                                       -
        Accounts receivable                         311   (28,012)              -   (27,701)   (62,386)          -       (90,087)
        Inventories                              (7,217)    9,842          (4,640)   (2,015)   (13,371)                  (15,386)
        Prepaid expenses and other
        current assets                            2,261    (1,222)              -     1,039      1,125           -         2,164
        Other non-current assets                      0      (588)              -      (588)      (127)                     (715)
        Accounts payable                           (854)    2,587               -     1,733    (11,502)          -        (9,769)
        Taxes payable                             6,774        28               -     6,802     (2,223)          -         4,579
        Accrued expenses                         19,384   (35,178)              -   (15,794)    38,063           -        22,269
                                               --------   -------     -----------  --------    -------         ---      --------
            NET CASH FROM OPERATING ACTIVITIES      643   (48,145)              -   (47,502)   (34,158)          -       (81,660)
                                               --------   -------     -----------  --------    -------         ---      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                       (202)     (376)              -      (578)    (5,384)          -        (5,962)
        Proceeds from sale of
           property and equipment                     -        93               -        93         43           -           136
        Increase in compensating
           balances on deposit                        -                                   -       (465)                     (465)
                                               --------   -------     -----------  --------    -------         ---      --------
            NET CASH FROM INVESTING ACTIVITIES     (202)     (283)              -      (485)    (5,806)          -        (6,291)
                                               --------   -------     -----------  --------    -------         ---      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from revolving
           line of credit and other
           short term debt                            -    48,562               -    48,562     30,518           -        79,080
       Repayment of long-term debt                    -      (337)              -      (337)      (149)          -          (486)
       Distributions to minority shareholders         -         -               -         -     (2,296)                   (2,296)
       Costs associated with refinancing           (217)        -               -      (217)         -           -          (217)
        Additional payment for trademarks          (251)        -               -      (251)         -           -          (251)
       Common stock issued                           27         -               -        27          -           -            27
                                               --------   -------     -----------  --------    -------         ---      --------
       NET CASH FROM FINANCING ACTIVITIES          (441)   48,225               -    47,784     28,073           -        75,857
                                               --------   -------     -----------  --------    -------         ---      --------

Effect of Exchange Rate Changes on Cash               -         -               -         -      2,617           -         2,617
                                               --------   -------     -----------  --------    -------         ---      --------
Net Change in Cash                                    -      (203)              -      (203)    (9,274)          -        (9,477)

Cash, Beginning of Period                             1       903               -       904     45,943           -        46,847
                                               --------   -------     -----------  --------    -------         ---      --------
Cash, End of Period                            $      1   $   700     $         -  $    701    $36,669         $ -      $ 37,370
                                               ========   =======     ===========  ========    =======         ===      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 27, 2003 (AS RESTATED, SEE NOTE 13)
(IN THOUSANDS)

                                                           GUARANTOR                            OTHER     CONSOLIDATED CONSOLIDATED
                                                PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL  SUBSIDIARIES ELIMINATIONS    TOTALS
                                               --------  ------------ ------------ --------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 14,262  $(15,455)    $   (16,566) $(17,759) $    31,546  $     (700)  $   13,087
   Adjustments to reconcile net
    income (loss) to net cash used in
    operating activities:
      Imputed interest on notes payable and
       other non-cash items                      (1,127)        -               -    (1,127)         219           -         (908)
      Deferred income tax provision                   -         -               -         -          134           -          134
       Foreign currency gains and lossess             -       344               -       344            -           -          344
      Depreciation and amortization               4,805     1,877               -     6,682        4,195                   10,877
      Bad debt (recovery) provision                   -       (22)              -       (22)       1,085                    1,063
      Loss on disposal of equipment                   -         -               -         -           63           -           63
      Equity in income of unconsolidated
        affiliate/consolidated subsidiaries     (16,090)      607          15,483         -            -           -            -
      Inventory valuation adjustment                  0     1,262               -     1,262            -           -        1,262
      Minority interest                               -         -               -         -        3,864           -        3,864
      Changes in assets and liabilities:                                                                                        -
        Accounts receivable                        (312)  (55,859)              -   (56,171)     (83,051)          -     (139,222)
        Inventories                              (7,046)   (4,711)          1,083   (10,674)     (10,199)        700      (20,173)
        Prepaid expenses and other current
         assets                                    (496)     (596)              -    (1,092)      (3,241)          -       (4,333)
        Increase in other non-current assets          -         6               -         6         (378)          -         (372)
        Accounts payable                            878       795               -     1,673       53,867           -       55,540
        Taxes payable                            16,417    (5,127)              -    11,290        5,150           -       16,440
        Accrued expenses                         12,382    24,614               -    36,996      (15,096)          -       21,900
                                               --------  --------     -----------  --------  -----------  ----------   ----------
            NET CASH FROM OPERATING ACTIVITIES   23,673   (52,265)              -   (28,592)     (11,842)          -      (40,434)
                                               --------  --------     -----------  --------  -----------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                     (1,472)   (1,983)              -    (3,455)      (5,603)          -       (9,058)
       Increase in compensating balances
        on deposit                                    -         -               -         -       (5,600)          -       (5,600)
                                               --------  --------     -----------  --------  -----------  ----------   ----------
            NET CASH FROM INVESTING ACTIVITIES   (1,472)   (1,983)              -    (3,455)     (11,203)          -      (14,658)
                                               --------  --------     -----------  --------  -----------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from revolving line of
        credit and other debt                         -    59,000               -    59,000       11,976           -       70,976
       Repayment of long-term debt                    -      (429)              -      (429)           -           -         (429)
       Costs associated with refinancing           (575)        -               -      (575)           -           -         (575)
       Additional payment for trademarks        (21,666)        -               -   (21,666)           -           -      (21,666)
       Common stock issued                           42         -               -        42            -           -           42
                                               --------  --------     -----------  --------  -----------  ----------   ----------
       NET CASH FROM FINANCING ACTIVITIES       (22,199)   58,571               -    36,372       11,976           -       48,348
                                               --------  --------     -----------  --------  -----------  ----------   ----------
Effect of Exchange Rate Changes on Cash               -         -               -         -          338           -          338
                                               --------  --------     -----------  --------  -----------  ----------   ----------
Net Change in Cash                                    2     4,323               -     4,325      (10,731)          -       (6,406)

Cash, Beginning of Period                             -     8,971               -     8,971       26,731           -       35,702
                                               --------  --------     -----------  --------  -----------  ----------   ----------
Cash, End of Period                            $      2  $ 13,294     $         -  $ 13,296  $    16,000  $        -   $   29,296
                                               ========  ========     ===========  ========  ===========  ==========   ==========

12.   SUBSEQUENT EVENTS

On January 31, 2005, the Company entered into a sale agreement, whereby it sold a distribution warehouse in Europe for $15.2 million, which approximated book value at the date of sale. The Company subsequently entered into an operating lease agreement for this distribution warehouse.

13.   RESTATEMENT AND RECLASSIFICATION

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended January 1, 2005, the Company determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities." The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. The table below summarizes the effects of the change in classification.

                                           As Reported         As Restated
                                           -----------         -----------
As of January 1, 2005
   Convertible preferred stock              $      -             $ 40,000
   Additional paid-in capital                 96,107               56,107
   Stockholders' equity (deficit)            181,657              141,657
As of July 3, 2004
   Convertible preferred stock              $      -             $ 40,000
   Additional paid-in capital                 96,147               56,147
   Stockholders' equity (deficit)            173,576              133,576

Additionally, the change in compensating balances on deposit of $0.5 million at January 1, 2005 and $5.6 million at December 27, 2003, which were previously classified as part of financing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as investing activities. Also, the additional payments for tradenames, of $0.3 million at January 1, 2005 and $21.7 million at December 27, 2003, which were previously classified as part of investing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations has been updated to give effect to the restatement and reclassification of the Company's condensed consolidated financial statements as described in Note 13.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                13 WEEKS ENDED
                                      -----------------------------------
                                      JANUARY 1, 2005   DECEMBER 27, 2003
                                      ---------------   -----------------
Net sales                                   100.0%         100.0%
Cost of goods sold                           67.9           63.6
Distribution expenses                         5.7            5.3
                                            -----          -----
    Gross profit                             26.4%          31.1%
Selling, general and administrative
  expense                                    20.6           22.8
Restructuring costs                             -              -
                                            -----          -----
Operating income                              5.8%           8.3%
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

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                       26 WEEKS ENDED
                                                 -----------------------------
                                                 JANUARY 1,       DECEMBER 27,
                                                    2005              2003
                                                 ----------       ------------
Net sales                                         100.0%             100.0%
Cost of goods sold                                 69.3               64.6
Distribution expenses                               5.7                5.9
                                                  -----              -----
    Gross profit                                   25.0%              29.5%
Selling, general and administrative expense        20.0               22.4
Restructuring costs                                 0.1                  -
                                                  -----              -----
Operating income                                    4.9%               7.1%
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

SENIOR SUBORDINATED NOTES

In addition to borrowings under our senior secured revolving credit facility, we have $125.0 million of 10-3/4% senior subordinated notes due December 15, 2005 outstanding and $150.0 million of 12-1/4% senior subordinated notes due April 15, 2008 outstanding (excluding $8.3 million related to the fair value of interest rate swap agreements that have been monetized).

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

Interest is payable on the 10-3/4 % senior subordinated notes on June 15th and December 15th of each year in an amount equal to approximately $6.7 million on each payment date. Interest is payable on the 12-1/4 % senior subordinated notes on April 15th and October 15th of each year in an amount equal to approximately $9.2 million on each payment date.

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

CONVERTIBLE PREFERRED STOCK

On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum equal to 12-1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company's Board of Directors.

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

As described in Note 13, "Restatement and Reclassification" to the accompanying condensed consolidated financial statements, subsequent to the issuance of the Company's condensed consolidated financial statements for the fiscal quarter ended April 2, 2005, the Company determined that its Series A convertible preferred stock should be classified outside of permanent equity in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities", because the redemption of the Series A convertible preferred stock in shares of common stock is outside of the Company's control. The restatement to reclassify the Series A convertible preferred shares had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected. The Company has concluded that the circumstances that led to the filing of this amendment on Form 10-Q/A resulted primarily from certain accounting practices that had been in place for several years, and prior to the Company's improvements to the financial accounting and reporting management resources, research tools and control processes.

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

(b) Changes in internal controls. There were no significant changes in the Company's internal control during the quarter ended April 2, 2005, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                     Number of Shares
                                        ----------------------------------------
                                            For                         Withheld
                                        ----------                      --------
David C. Sabin                          13,981,078                      159,274
William B. Rue                          13,980,258                      160,094
Robert A. Bergmann                      13,986,933                      153,419

The following proposal was adopted by the margins indicated:

      2. To ratify the appointment of Deloitte & Touche LLP as the auditors for the 2005 fiscal year.

For                                                        13,999,998
Against                                                       134,321
Abstain                                                         6,033

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