Form 10-Q/A
period 2005-04-02
SALTON INC
filed 2005-07-01
CIK 878280

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

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From _________ to _________.

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

                                EXPLANATORY NOTE

Salton, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarterly period ended April 2, 2005, originally filed May 12, 2005 (the "Form 10-Q"), principally to reflect the restatement to reclassify the Company's convertible preferred stock. As described in Note 14, subsequent to the issuance of the Company's condensed consolidated financial statements for the quarter ended April 2, 2005, the Company has determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity, as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities". The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected.

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

                                                                                     PAGE NO.
                                                                                     --------
PART I             FINANCIAL INFORMATION

           Item 1: Financial Statements

                   Condensed Consolidated Balance Sheets - April 2, 2005 and            4
                   July 3, 2004 (as restated, see Note 14)

                   Condensed Consolidated Statements of Operations - Thirteen weeks     5
                   ended April 2, 2005 and March 27, 2004 and Thirty-nine weeks ended April 2, 2005 and March 27, 2004

                   Condensed Consolidated Statements of Cash Flows  - Thirty-nine       6
                   weeks ended April 2, 2005 and March 27, 2004 (as restated, see
                   Note 14)

                   Notes to Condensed Consolidated Financial Statements                 7

           Item 2: Management's Discussion and Analysis of Financial Condition and      20
                   Results of Operations

           Item 3: Quantitative and Qualitative Disclosures About Market Risk           31


           Item 4: Controls and Procedures                                              31

PART II            OTHER INFORMATION

           Item 1: Legal Proceedings                                                    32

           Item 5: Other Information                                                    35

           Item 6: Exhibits                                                             35

                   Signature                                                            36

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                APRIL 2, 2005  JULY 3, 2004
                                                                 (as restated, see Note 14)
ASSETS
CURRENT ASSETS:
  Cash                                                           $  18,214      $  43,217
  Compensating balances on deposit                                  34,194         34,000
  Accounts receivable, less allowances                             179,378        180,391
  Inventories                                                      271,743        253,627
  Prepaid expenses and other current assets                         20,719         21,267
  Deferred income taxes                                             20,139         25,742
                                                                 ---------      ---------
       Total Current Assets                                        544,387        558,244
Property, Plant and Equipment, net                                  60,317         81,152
Tradenames                                                         185,691        184,421
Non-Current Deferred Tax Asset                                      34,991         18,007
Other Assets                                                        12,882         15,516
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 838,268      $ 857,340
                                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit and other current debt                $  73,200      $  48,667
  Senior subordinated notes due 2005 - current                     125,000              -
  Accounts payable                                                  90,845        137,671
  Accrued expenses                                                  74,523         56,997
  Income taxes payable                                              11,283          8,805
                                                                 ---------      ---------
       Total Current Liabilities                                   374,851        252,140
Non-Current Deferred Income Taxes                                    5,802          6,418
Senior Subordinated Notes Due 2005                                       -        125,000
Senior Subordinated Notes due 2008, including an adjustment of
   $7,702 and $9,581 to the carrying value related
     to interest rate swap agreements, respectively                156,951        158,642
Term Loan and Other Notes Payable                                  101,957        100,761
Other Long Term Liabilities                                         18,540         17,288
                                                                 ---------      ---------
                                                                   658,101        660,249
Minority Interest                                                   24,662         23,515
Convertible Preferred Stock, $0.01 par value; authorized,
  2,000,000 shares; 40,000 shares issued                            40,000         40,000
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 par value; authorized, 40,000,000
    shares; issued and outstanding: 2005-11,376,297 shares;
  2004-11,370,282 shares                                               148            148
  Treasury Stock - at cost                                         (65,793)       (65,793)
  Additional Paid-In Capital                                        55,757         56,147
  Accumulated Other Comprehensive Income                            17,947         12,668
  Retained Earnings                                                107,446        130,406
                                                                 ---------      ---------
        Total Stockholders' Equity                                 115,505        133,576
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 838,268      $ 857,340
                                                                 =========      =========

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                              13 WEEKS ENDED                  39 WEEKS ENDED
                                                      -------------------------------- ------------------------------
                                                      April 2, 2005   March 27, 2004   April 2, 2005   March 27, 2004
                                                      -------------   --------------   -------------   --------------
NET SALES                                             $    203,365     $    191,376     $    854,476     $    827,018
Cost of Goods Sold                                         146,959          135,971          597,899          546,601
Distribution Expenses                                       15,833           16,813           52,931           54,264
                                                      ------------     ------------     ------------     ------------
GROSS PROFIT                                                40,573           38,592          203,646          226,153
Selling, General and Administrative Expenses                57,333           68,300          187,882          210,607
Impairment Loss on Goodwill and Intangible Assets              243           34,324              243           34,324
Restructuring Costs                                            287                -            1,077                -
                                                      ------------     ------------     ------------     ------------
OPERATING (LOSS) INCOME                                    (17,290)         (64,032)          14,444          (18,778)
Interest Expense, net                                       13,400            9,783           40,245           29,794
                                                      ------------     ------------     ------------     ------------
(LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST           (30,690)         (73,815)         (25,801)         (48,572)
Income Tax Benefit                                          (8,908)         (16,588)          (7,222)          (8,296)
Minority Interest                                              748              790            4,381            4,654
                                                      ------------     ------------     ------------     ------------
NET (LOSS)                                            $    (22,530)    $    (58,017)    $    (22,960)    $    (44,930)
                                                      ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              11,376,297       11,276,572       11,373,127       11,217,907
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        11,376,297       11,276,572       11,373,127       11,217,907
Net (Loss) per Common Share: Basic                    $      (1.98)    $      (5.14)    $      (2.02)    $      (4.01)
Net (Loss) per Common Share: Diluted                  $      (1.98)    $      (5.14)    $      (2.02)    $      (4.01)

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                                        39 WEEKS ENDED
                                                                                ------------------------------
                                                                                APRIL 2, 2005  MARCH 27, 2004
                                                                                -------------  ---------------
                                                                                (AS RESTATED, SEE NOTE 14)
                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                                     $  (22,960)      $ (44,930)
  Adjustments to Reconcile Net (Loss) to Net Cash from Operating Activities:
    Imputed interest on notes payable and other non-cash items                       (1,362)         (1,354)
    Deferred income tax provision                                                   (14,488)          1,346
    Depreciation and amortization                                                    17,864          17,013
    Bad debt (recovery) provision                                                    (1,321)          1,740
    Loss on disposal of equipment                                                        41             335
    Inventory valuation adjustment                                                   (1,577)          1,278
    Impairment loss on goodwill and intangible assets                                   243          34,324
    Foreign currency gains and losses                                                    23             665
    Gain on sale of investment                                                         (109)              -
    Minority interest, net of tax                                                     4,381           4,654
    Changes in assets and liabilities:
       Accounts receivable                                                            3,301          13,032
       Inventories                                                                  (14,671)        (52,097)
       Prepaid expenses and other current assets                                        379          (6,864)
       Other non-current assets                                                         155            (198)
       Accounts payable                                                             (46,830)         58,644
       Income taxes payable                                                           2,573          (2,477)
       Accrued expenses                                                              21,440          19,860
                                                                                 ----------       ---------
          NET CASH FROM OPERATING ACTIVITIES                                        (52,918)         44,971
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (8,137)        (13,991)
  Proceeds from sale of property and investments                                     15,486             951
  Increase in compensating balances on deposit                                         (194)         (5,600)
                                                                                 ----------       ---------
          NET CASH FROM INVESTING ACTIVITIES                                          7,155         (18,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other short term debt               25,369          12,689
  Repayment of long term debt                                                          (738)           (601)
  Distributions to minority shareholders                                             (2,296)              -
  Costs associated with refinancing                                                    (967)         (1,130)
  Additional payment for tradenames                                                    (619)        (21,750)
  Common stock issued                                                                    27             223
                                                                                 ----------       ---------
          NET CASH FROM FINANCING ACTIVITIES                                         20,776         (10,569)
                                                                                 ----------       ---------
Effect of Exchange Rate Changes on Cash                                                 (16)          1,613
                                                                                 ----------       ---------
Net Change in Cash                                                                  (25,003)         17,375
Cash, Beginning of Period                                                            43,217          32,602
                                                                                 ----------       ---------
Cash, End of Period                                                              $   18,214       $  49,977
                                                                                 ==========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                       $   27,334       $  20,807
  Income taxes, net of (refunds)                                                 $    5,424       $  (6,759)

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

3.    FINANCING ARRANGEMENTS

      On September 28, 2004, Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to (pound)8 million ($15.0 million) and a money market borrowing facility of up to (pound)7 million ($13.2 million). In addition, Salton Europe has an invoice finance facility of between (pound)15 and (pound)40 million ($28.2 million and $75.2 million) depending on seasonality and accounts receivable levels. As of April 2, 2005, there was $16.5 million outstanding under the facility, which is included in other current debt.

      The Company has $125.0 million of 10 3/4% senior subordinated notes outstanding with a maturity date of December 15, 2005. As of January 1, 2005, the notes have been reclassified to current debt.

4.    STOCK-BASED COMPENSATION

      At April 2, 2005, the Company had various stock-based employee compensation plans, which are described more fully in Note 10 of the Company's 2004 Annual Report on Form 10-K and as amended, Form 10-K/A. The Company accounts for those plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                                              13 WEEKS ENDED              39 WEEKS ENDED
                                                                         -----------------------     -------------------------
                                                                          April 2,     March 27,      April 2,      March 27,
(In thousands except earnings per share)                                   2005          2004           2005          2004
                                                                         ---------     ---------     ----------     ---------
Net (loss) - as reported                                                 $ (22,530)    $ (58,017)    $  (22,960)    $ (44,930)
Less:  Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related taxes           376           427            948         1,281
                                                                         ---------     ---------     ----------     ---------
Net (loss)- pro forma                                                    $ (22,906)    $ (58,444)    $  (23,908)    $ (46,211)
                                                                         =========     =========     ==========     =========
(Loss) per share - basic
   As reported                                                           $   (1.98)    $   (5.14)    $    (2.02)    $   (4.01)
   Pro forma                                                                 (2.01)        (5.18)         (2.10)        (4.12)
(Loss) per share - diluted
   As reported                                                           $   (1.98)    $   (5.14)    $    (2.02)    $   (4.01)
   Pro forma                                                                 (2.01)        (5.18)         (2.10)        (4.12)

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

      The computation of diluted shares outstanding for the thirteen weeks ended April 2, 2005 and March 27, 2004, and for the thirty-nine weeks ended April 2, 2005 and March 27, 2004, excludes incremental shares of 3,841,796 million, 4,104,441 million, 3,797,866 million and 4,044,574 million, respectively, related to the Company's common stock equivalents, options and warrants. These shares are excluded due to their anti-dilutive effect.

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

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at a fair value of $0.2 million and $8.7 million at April 2, 2005 and July 3, 2004, respectively. The change in the fair value of contracts in the third quarter of 2005 was $(5.5) million. There was $(0.6) million and $(6.0) million at April 2, 2005 and July 3, 2004, respectively, recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At April 2, 2005, the Company had foreign exchange forward contracts for the purchase of 37.6 million U.S. dollars. Contracts for the purchase of 25.1 million U.S. dollars were entered into during the third quarter of fiscal 2005.

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

                                                           13 Weeks Ended                    39 Weeks Ended
                                                     ------------------------------  ------------------------------
(In thousands)                                       April 2, 2005   March 27, 2004  April 2, 2005   March 27, 2004
                                                     -------------   --------------  -------------   --------------
Net (Loss)                                             $(22,530)        $(58,017)      $(22,960)        $(44,930)
Other Comprehensive Income, net of tax of
  $517 and $(537), $1,674 and $1,032, respectively       (3,272)           3,424          5,279            9,156
                                                       --------         --------       --------         --------
Comprehensive Income                                   $(25,802)        $(54,593)      $(17,681)        $(35,774)
                                                       ========         ========       ========         ========

Accumulated other comprehensive income is comprised of the following:

                                                                                        As Of
                                                                             ---------------------------
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
                                                                               ========       ========

8.    PENSION BENEFIT PLANS

      The components of net periodic pension cost are as follows:

                                                        Domestic                 Salton Europe                    Total
                                                 4/2/2005      3/27/2004      4/2/2005     3/27/2004      4/2/2005     3/27/2004
(In thousands)                                   --------      ---------      --------     ---------      --------     ---------
13 Weeks Ended:
   Service cost-benefits earned during the year    $  42          $  42        $  80         $  73          $ 122        $ 115
   Interest cost on projected benefit obligation     176            179          566           466            742          645
   Actuarial return on plan assets                  (156)          (166)        (439)         (346)          (595)        (512)
   Net amortization and deferral                      65             99          191           177            256          276
                                                   -----          -----        -----         -----          -----        -----
             Net pension cost                      $ 127          $ 154        $ 398         $ 370          $ 525        $ 524
                                                   =====          =====        =====         =====          =====        =====

                                                           Domestic              Salton Europe               Total
                                                    4/2/2005     3/27/2004   4/2/2005    3/27/2004   4/2/2005    3/27/2004
(In thousands)                                      --------     ---------   --------    ---------   --------    ---------
39 Weeks Ended:
   Service cost-benefits earned during the year      $   126      $   126     $   236     $   220     $   362     $   346
   Interest cost on projected benefit obligation         529          536       1,666       1,398       2,195       1,934
   Actuarial return on plan assets                      (467)        (497)     (1,291)     (1,039)     (1,758)     (1,536)
   Net amortization and deferral                         194          296         561         530         755         826
                                                     -------      -------     -------     -------     -------     -------
             Net pension cost                        $   382      $   461     $ 1,172     $ 1,109     $ 1,554     $ 1,570
                                                     =======      =======     =======     =======     =======     =======

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

Fiscal Year Ended               (In thousands)
-----------------               --------------
      2005                        $    276
      2006                           1,105
      2007                           1,105
      2008                           1,105
      2009                           1,105
Thereafter                          31,005
                                  --------
Total minimum lease payments      $ 35,701
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

CONSOLIDATING BALANCE SHEET AS OF APRIL 2, 2005 (AS RESTATED, SEE NOTE 14) (IN THOUSANDS)

                                                       GUARANTOR                             OTHER       CONSOLIDATED  CONSOLIDATED
                                            PARENT    SUBSIDIARIES ELIMINATIONS  TOTAL    SUBSIDIARIES   ELIMINATIONS     TOTALS
                                            ------    ------------ ------------  -----    ------------   ------------  -----------
                    ASSETS
Current Assets:
  Cash                                     $     185    $     865 $        -  $   1,050     $  17,164      $     -     $  18,214
  Compensating balances on deposits                -            -          -          -        34,194            -        34,194
  Accounts receivable, net of allowances         122       89,969          -     90,091        89,287            -       179,378
  Inventories                                  5,790      161,751    (25,239)   142,302       129,441            -       271,743
  Prepaid expenses and other current assets    3,302        3,599          -      6,901        13,818            -        20,719
  Intercompany                               108,989      (67,307)       (17)    41,665       (41,665)           -             -
  Deferred income taxes                          846       10,059          -     10,905         9,234            -        20,139
                                           ---------    --------- ----------  ---------     ---------      -------     ---------
     Total Current Assets                    119,234      198,936    (25,256)   292,914       251,473            -       544,387
Property, Plant and Equipment, net             7,991       12,821          -     20,812        39,505            -        60,317
Investments in Subsidiaries                  390,594       53,682   (444,276)         -             -            -             -
Tradenames                                   135,099       10,312          -    145,411        40,280            -       185,691
Non-current deferred tax asset                     -            -     34,991     34,991             -            -        34,991
Other Assets                                  10,006          224          -     10,230         2,652            -        12,882
                                           ---------    --------- ----------  ---------     ---------      -------     ---------
Total Assets                               $ 662,924    $ 275,975 $ (434,541) $ 504,358     $ 333,910      $     -     $ 838,268
                                           =========    ========= ==========  =========     =========      =======     =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and
   other current debt                      $       -    $  51,954 $        -  $  51,954     $  21,246      $     -     $  73,200
  Senior subordinated notes due 2005         125,000            -          -    125,000             -            -       125,000
  Accounts payable                             2,926        5,179        155      8,260        82,585            -        90,845
  Accrued expenses                            18,010       11,758          -     29,768        44,755            -        74,523
  Income taxes payable                         3,988            -          -      3,988         7,295            -        11,283
                                           ---------    --------- ----------  ---------     ---------      -------     ---------
     Total current liabilities               149,924       68,891        155    218,970       155,881            -       374,851
Non-current Deferred Income Taxes            (30,122)      (4,869)    34,991          -         5,802            -         5,802
Senior subordinated notes due 2008,
 including an adjustment of $7,702 to
 the carrying value related to interest
 rate swap agreements                        156,951            -          -    156,951             -            -       156,951
Term loan and other notes payable                  -      100,085          -    100,085         1,872            -       101,957
Other Long Term Liability                        836        3,700          -      4,536        14,004            -        18,540
                                           ---------    --------- ----------  ---------     ---------      -------     ---------
     Total liabilities                       277,589      167,807     35,146    480,542       177,559            -       658,101
Minority interest                                  -            -          -          -        24,662            -        24,662
Convertible Preferred Stock                   40,000            -          -     40,000             -            -        40,000
Stockholders' Equity                         345,335      108,168   (469,687)   (16,184)      131,689            -       115,505
                                           ---------    --------- ----------  ---------     ---------      -------     ---------
Total Liabilities and Stockholders' Equity $ 662,924    $ 275,975 $ (434,541) $ 504,358     $ 333,910      $     -     $ 838,268
                                           =========    ========= ==========  =========     =========      =======     =========

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004 (AS RESTATED, SEE NOTE 14) (IN THOUSANDS)

                                                          GUARANTOR                             OTHER      CONSOLIDATED CONSOLIDATED
                                            PARENT       SUBSIDIARIES ELIMINATIONS  TOTAL    SUBSIDIARIES  ELIMINATIONS    TOTALS
                                            ------       ------------ ------------  -----    ------------  ------------ -----------
                   ASSETS
Current Assets:
  Cash                                       $       1   $     903    $        -  $    904    $ 42,313         $     -    $ 43,217
   Compensating balances on deposit                  -           -             -         -      34,000               -      34,000
  Accounts receivable, net of allowances           311      96,905             -    97,216      83,175               -     180,391
  Inventories                                    5,133     165,189       (28,341)  141,981     111,646               -     253,627
  Prepaid expenses and other current assets      5,054       2,597             -     7,651      13,616               -      21,267
  Intercompany                                 131,818    (104,380)         (756)   26,682     (26,682)              -           -
  Deferred income taxes                            913      16,577             -    17,490       8,252               -      25,742
                                             ---------   ---------    ----------  --------    --------         -------    --------
     Total current assets                      143,230     177,791       (29,097)  291,924     266,320               -     558,244
Property, Plant and Equipment,
   Net of Accumulated Depreciation              11,016      14,910             -    25,926      55,226               -      81,152
Investments in Subsidiaries                    390,773      53,646      (444,419)        -           -               -           -
Tradenames                                     134,723      10,313             -   145,036      39,385               -     184,421
Non-current deferred tax asset                   8,840       9,167             -    18,007           -               -      18,007
 Other Assets                                   12,442         274             -    12,716       2,800               -      15,516
                                             ---------   ---------    ----------  --------    --------         -------    --------
Total Assets                                 $ 701,024   $ 266,101    $ (473,516) $493,609      363,731              -    $857,340
                                             =========   =========    ==========  ========    =========        =======    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other
   current debt                              $       -    $ 33,189    $        -  $ 33,189    $ 15,478               -    $ 48,667
  Accounts payable                               2,922       2,039          (584)    4,377     133,294               -     137,671
  Accrued expenses                               9,491      13,478             -    22,969      34,028               -      56,997
  Income taxes payable                          (2,336)     (1,496)            -    (3,832)     12,637               -       8,805
                                             ---------   ---------    ----------  --------    --------         -------    --------
     Total current liabilities                  10,077      47,210          (584)   56,703     195,437               -     252,140
Non-current Deferred Income Taxes                    -           -             -         -       6,418               -       6,418
Senior subordinated notes due 2005             125,000           -             -   125,000           -               -     125,000
Senior subordinated notes due 2008,
 including an adjustment of $9,581
 to the carrying value related to
 interest rate swap agreements                 158,642           -             -   158,642           -               -     158,642
Long-term debt-revolving credit agreement            -     100,000             -   100,000           -               -     100,000
Other notes payable                                  -         175             -       175         586               -         761
Other long term liabilities                        418       3,932             -     4,350      12,938               -      17,288
                                             ---------   ---------    ----------  --------    --------         -------    --------
     Total liabilities                         294,137     151,317          (584)  444,870     215,379               -     660,249
Minority Interest                                    -           -             -         -      23,515               -      23,515
Convertible Preferred Stock                     40,000           -             -    40,000           -               -      40,000
Stockholders' Equity                           366,887     114,784      (472,932)    8,739     124,837               -     133,576
                                             ---------   ---------    ----------  --------    --------         -------    --------
Total Liabilities and Stockholders' Equity   $ 701,024   $ 266,101    $ (473,516) $493,609    $363,731         $     -    $857,340
                                             =========   =========    ==========  ========    ========         =======    ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2005 (IN THOUSANDS)

                                                         GUARANTOR                              OTHER     CONSOLIDATED  CONSOLIDATED
                                               PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL   SUBSIDIARIES ELIMINATIONS     TOTALS
                                              --------- ------------ ------------  --------- ------------ ------------  ------------
Net Sales                                     $  55,700  $ 124,772    $ (87,092)   $  93,380  $ 160,150    $ (50,165)   $ 203,365
Cost of Goods Sold                               44,646    110,428      (85,555)      69,519    126,998      (49,558)     146,959
Distribution Expenses                                 -      8,601            -        8,601      7,232                    15,833
                                              ---------  ---------    ---------    ---------  ---------    ---------    ---------
    Gross Profit                                 11,054      5,743       (1,537)      15,260     25,920         (607)      40,573
Selling, General and Administrative expenses     11,139     14,061            -       25,200     32,740         (607)      57,333
Intangible Impairment Loss                            -        243            -          243          -                       243
Impairment loss on Goodwill and
  Intangible Assets                                 173        114            -          287          -            -          287
                                              ---------  ---------    ---------    ---------  ---------    ---------    ---------
    Operating(Loss) Income                         (258)    (8,675)      (1,537)     (10,470)    (6,820)           -      (17,290)
Interest Expense, Net                             7,254      3,792            -       11,046      2,354            -       13,400
Equity in Earnings of Subsidiaries               19,066         (9)     (19,057)           -          -            -            -
                                              ---------  ---------    ---------    ---------  ---------    ---------    ---------
  (Loss) Income Before Income Taxes
     and Minority Interest                      (26,578)   (12,458)      17,520      (21,516)    (9,174)           -      (30,690)
Income Tax (Benefit) Expense                     (5,594)         -            -       (5,594)    (3,314)           -       (8,908)
Minority interest                                     -          -            -                     748            -          748
                                              ---------  ---------    ---------    ---------  ---------    ---------    ---------
    Net (Loss) Income                         $ (20,984) $ (12,458)   $  17,520    $ (15,922) $  (6,608)   $       -    $ (22,530)
                                              =========  =========    =========    =========  =========    =========    =========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED
MARCH 27, 2004
(IN THOUSANDS)

                                                      GUARANTOR                                OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT  SUBSIDIARIES ELIMINATIONS    TOTAL     SUBSIDIARIES  ELIMINATIONS     TOTALS
                                           --------- ------------ ------------  ---------   ------------  ------------  ------------
Net Sales                                  $  47,801    $ 120,623    $ (71,041)   $  97,383    $ 154,242    $ (60,249)   $ 191,376
Cost of Goods Sold                            35,411       91,688      (67,676)      59,423      124,600      (48,052)     135,971
Distribution Expenses                              -       10,752            -       10,752        6,061            -       16,813
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Gross Profit                              12,390       18,183       (3,365)      27,208       23,581      (12,197)      38,592
Selling, General and Administrative
  expenses                                    19,264       25,694            -       44,958       36,238      (12,896)      68,300
Impairment loss on Goodwill and
  Intangible Assets                                -       24,143            -       24,143       10,181            -       34,324
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Operating(Loss) Income                    (6,874)     (31,654)      (3,365)     (41,893)     (22,838)         699      (64,032)
Interest Expense, Net                          6,886        1,274            -        8,160        1,623            -        9,783
Equity in Earnings of Subsidiaries            53,923          145      (54,068)           -            -            -            -
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
  (Loss) Income Before Income Taxes
      and Minority Interest                  (67,683)     (33,073)      50,703      (50,053)     (24,461)         699      (73,815)
Income Tax (Benefit) Expense                  (9,259)      (5,167)           -      (14,426)      (2,162)           -      (16,588)
Minority interest                                  -            -            -                       790            -          790
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net (Loss) Income                      $ (58,424)   $ (27,906)   $  50,703    $ (35,627)   $ (23,089)   $     699    $ (58,017)
                                           =========    =========    =========    =========    =========    =========    =========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2005
(IN THOUSANDS)

                                                        GUARANTOR                              OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT    SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           ---------   ------------ ------------  ---------  ------------ ------------  ------------
Net Sales                                   $ 174,077    $ 466,239    $(279,066)   $ 361,250    $ 703,320    $(210,094)   $ 854,476
Cost of Goods Sold                            141,134      396,695     (282,168)     255,661      542,058     (199,820)     597,899
Distribution Expenses                               -       27,364            -       27,364       25,567            -       52,931
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Gross Profit                               32,943       42,180        3,102       78,225      135,695      (10,274)     203,646
Selling, General and Administrative
  expenses                                     42,123       36,726            -       78,849      119,307      (10,274)     187,882
Intangible Impairment Loss                          -          243                       243            -            -          243
Restructuring Costs                               527          550            -        1,077            -            -        1,077
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Operating Income                           (9,707)       4,661        3,102       (1,944)      16,388            -       14,444
Interest Expense, net                          21,589       11,312            -       32,901        7,344            -       40,245
Income (Loss) from Subsidiary                   4,123          (36)      (4,087)           -            -            -            -
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  (Loss) Income Before Income Taxes
      and Minority Interest                   (35,419)      (6,615)       7,189      (34,845)       9,044            -      (25,801)
Income Tax (Benefit) Expense                   (9,394)           -            -       (9,394)       2,172            -       (7,222)
Minority Interest, net of tax                       -            -            -            -        4,381            -        4,381
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net (Loss) Income                       $ (26,025)   $  (6,615)   $   7,189    $ (25,451)   $   2,491    $       -    $ (22,960)
                                            =========    =========    =========    =========    =========    =========    =========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 2004
(IN THOUSANDS)

                                                        GUARANTOR                              OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT    SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           ---------   ------------ ------------  ---------  ------------ ------------  ------------
Net Sales                                  $ 214,758    $ 561,820    $(344,470)   $ 432,108    $ 650,922    $(256,012)   $ 827,018
Cost of Goods Sold                           163,762      464,694     (340,022)     288,434      498,283     (240,116)     546,601
Distribution Expenses                              -       34,591            -       34,591       19,673            -       54,264
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Gross Profit                              50,996       62,535       (4,448)     109,083      132,966      (15,896)     226,153
Selling, General and Administrative
  expenses                                    44,650       86,520            -      131,170       95,333      (15,896)     210,607
Impairment Loss on Goodwill and
  Intangible Assets                                -       24,143            -       24,143       10,181                    34,324
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Operating (Loss) Income                    6,346      (48,128)      (4,448)     (46,230)      27,452            -      (18,778)
Interest Expense, Net                         21,052        3,760            -       24,812        4,982            -       29,794
Equity in Earnings of Subsidiaries            37,832          754      (38,586)           -            -            -            -
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
  (Loss) Income Before Income Taxes
        and Minority Interest                (52,538)     (52,642)      34,138      (71,042)      22,470            -      (48,572)
Income Tax (Benefit) Expense                  (8,376)      (9,282)           -      (17,658)       9,362            -       (8,296)
Minority interest                                  -            -            -            -        4,654                     4,654
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net (Loss) Income                      $ (44,162)   $ (43,360)   $  34,138    $ (53,384)   $   8,454    $       -    $ (44,930)
                                           =========    =========    =========    =========    =========    =========    =========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2005 (AS RESTATED, SEE NOTE 14)
(IN THOUSANDS)

                                                       GUARANTOR                              OTHER      CONSOLIDATED  CONSOLIDATED
                                             PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                           ---------  ------------ ------------  ---------  ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        $(26,025)   $ (6,615)    $  7,189    $(25,451)    $  2,491     $      -      $(22,960)
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Imputed interest on notes payable
           and other non-cash items           (1,690)          -            -      (1,690)         328            -        (1,362)
      Deferred income tax provision          (21,215)     10,816            -     (10,399)      (4,089)           -       (14,488)
      Depreciation and amortization            7,091       2,457            -       9,548        8,316                     17,864
       Bad debt (recovery) provision               -      (1,367)           -      (1,367)          46                     (1,321)
      Loss on disposal of equipment                -         100            -         100          (59)           -            41
      Inventory valuation adjustment               -        (662)           -        (662)        (915)                    (1,577)
      Impairment loss on intangible asset          -         243                      243            -            -           243
       Foreign currency gains and lossess          -          23            -          23            -            -            23
       Gain on sale of investment                  -           -            -           -         (109)                      (109)
      Equity in net income of
        unconsolidated affilate/
        consolidated subsidiaries              4,124         (36)      (4,088)          -            -            -             -
      Minority interest                            -           -            -           -        4,381            -         4,381
      Changes in assets and liabilities:
        Accounts receivable                      189       8,280            -       8,469       (5,168)           -         3,301
        Inventories                             (657)      4,099       (3,101)        341      (15,012)                   (14,671)
        Prepaid expenses and other current
         assets                                1,753      (1,002)           -         751         (372)           -           379
        Other non-current assets                   -          52            -          52          103                        155
        Accounts payable                           3       3,881            -       3,884      (50,714)           -       (46,830)
        Taxes payable                          6,324       1,497            -       7,821       (5,248)           -         2,573
        Accrued expenses                      32,202     (39,750)           -      (7,548)      28,988            -        21,440
                                            --------    --------     --------    --------     --------     --------      --------
         NET CASH FROM OPERATING ACTIVITIES    2,099     (17,984)           -     (15,885)     (37,033)           -       (52,918)
                                            --------    --------     --------    --------     --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                    (599)       (524)           -      (1,123)      (7,014)           -        (8,137)
        Proceeds from sale of property and
         investments                               -         120            -         120       15,366            -        15,486
        Increase in compensating balances
          on deposit                               -                                    -         (194)                      (194)
                                            --------    --------     --------    --------     --------     --------      --------
         NET CASH FROM INVESTING ACTIVITIES     (599)       (404)           -      (1,003)       8,158            -         7,155
                                            --------    --------     --------    --------     --------     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of
        credit and other short term debt           -      19,070            -      19,070        6,299            -        25,369
       Repayment of long-term debt                 -        (477)           -        (477)        (261)           -          (738)
       Distributions to minority
         shareholders                              -           -            -           -       (2,296)                    (2,296)
       Costs associated with refinancing        (967)          -            -        (967)           -            -          (967)
        Additional payment for patents and
         trademarks                             (376)       (243)           -        (619)           -            -          (619)
       Common stock issued                        27           -            -          27            -            -            27
                                            --------    --------     --------    --------     --------     --------      --------
        NET CASH FROM FINANCING ACTIVITIES    (1,316)     18,350            -      17,034        3,742            -        20,776
                                            --------    --------     --------    --------     --------     --------      --------
Effect of Exchange Rate Changes on Cash            -           -            -           -          (16)           -           (16)
                                            --------    --------     --------    --------     --------     --------      --------
Net Change in Cash                               184         (38)           -         146      (25,149)           -       (25,003)
Cash, Beginning of Period                          1         903            -         904       42,313            -        43,217
                                            --------    --------     --------    --------     --------     --------      --------
Cash, End of Period                         $    185    $    865     $      -    $  1,050     $ 17,164     $      -      $ 18,214
                                            ========    ========     ========    ========     ========     ========      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED MARCH 27, 2004 (AS RESTATED, SEE NOTE 14)
(IN THOUSANDS)

                                                        GUARANTOR                              OTHER     CONSOLIDATED  CONSOLIDATED
                                             PARENT   SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES ELIMINATIONS     TOTALS
                                            --------- ------------ ------------  ---------  ------------ ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                        $(44,162)   $(43,361)    $ 34,137    $(53,386)    $  8,456     $     -       $(44,930)
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Imputed interest on notes payable       (1,691)          -            -      (1,691)         337           -         (1,354)
      Deferred income tax provision            1,794        (519)           -       1,275           71           -          1,346
      Depreciation and amortization            7,088       3,074            -      10,162        6,851           -         17,013
      Bad debt provision                           -       1,740                    1,740            -           -          1,740
      Loss on disposal of equipment                -           -            -           -          335           -            335
      Equity in net income of
        unconsolidated affilate/
        consolidated subsidiaries             37,832         753      (38,585)          -            -           -              -
      Inventory valuation adjustment               -       1,278                    1,278            -           -          1,278
      Impairment loss on goodwill and
        intangible assets                          -      24,143            -      24,143       10,181           -         34,324
      Foreign currency gains and losses            -         665            -         665            -           -            665
      Minority interest                            -           -            -           -        4,654           -          4,654
      Changes in assets and liabilities:
        Accounts receivable                     (116)     16,836            -      16,720       (3,688)          -         13,032
        Inventories                           (7,019)    (19,341)       4,448     (21,912)     (30,185)          -        (52,097)
        Prepaid expenses and other current
         assets                               (1,098)        423            -        (675)      (6,189)          -         (6,864)
       Other non-current assets                    -           -            -           -         (198)          -           (198)
        Accounts payable                       2,048         886            -       2,934       55,710           -         58,644
        Taxes payable                         15,848     (20,268)           -      (4,420)       1,943           -         (2,477)
        Accrued expenses                      14,503      21,791            -      36,294      (16,434)          -         19,860
                                            --------    --------     --------    --------     --------    --------       --------
         NET CASH FROM OPERATING ACTIVITIES   25,027     (11,900)           -      13,127       31,844           -         44,971
                                            --------    --------     --------    --------     --------    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                  (2,051)     (2,828)           -      (4,879)      (9,112)          -        (13,991)
        Proceeds from sale of investment           -           -            -           -          951           -            951
        Increase in compensating balances
         on deposit                                -           -            -           -       (5,600)          -         (5,600)
                                            --------    --------     --------    --------     --------    --------       --------
         NET CASH FROM INVESTING ACTIVITIES   (2,051)     (2,828)           -      (4,879)     (13,761)          -        (18,640)
                                            --------    --------     --------    --------     --------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of
         credit and other short term debt          -       7,500            -       7,500        5,189           -         12,689
       Repayment of long-term debt              (317)       (284)           -        (601)           -           -           (601)
       Costs associated with refinancing      (1,130)          -            -      (1,130)           -           -         (1,130)
       Additional payment for tradenames     (21,750)          -            -     (21,750)           -           -        (21,750)
       Common stock issued                       223           -            -         223            -           -            223
                                            --------    --------     --------    --------     --------    --------       --------
        NET CASH FROM FINANCING ACTIVITIES   (22,974)      7,216            -     (15,758)       5,189           -        (10,569)
                                            --------    --------     --------    --------     --------    --------       --------
Effect of Exchange Rate Changes on Cash            -           -            -           -        1,613           -          1,613
Net Change in Cash                                 2      (7,512)           -      (7,510)      24,885           -         17,375
Cash, Beginning of Period                          -       8,972            -       8,972       23,630           -         32,602
                                            --------    --------     --------    --------     --------    --------       --------
Cash, End of Period                         $      2    $  1,460     $      -    $  1,462     $ 48,515    $      -       $ 49,977
                                            ========    ========     ========    ========     ========    ========       ========

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

14. RESTATEMENT AND RECLASSIFICATION

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended April 2, 2005, the Company determined that it is necessary to restate its condensed consolidated balance sheets for all periods presented. The restatement changes the classification of the convertible preferred stock to a separate line item apart from permanent equity as redemption thereof in shares of common stock is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities." The changes in classification had no effect on the Company's previously reported net income, earnings per share or net cash flows. The table below summarizes the effects of the change in classification.

                                    As Reported  As Restated
                                    -----------  -----------
As of April 2, 2005
 Convertible preferred stock         $      -      $ 40,000
 Additional paid-in capital            95,757        55,757
 Stockholders' equity (deficit)       155,505       115,505
As of July 3, 2004
 Convertible preferred stock         $      -      $ 40,000
 Additional paid-in capital            96,147        56,147
 Stockholders' equity (deficit)       173,576       133,576

Additionally, the change in compensating balances on deposit of $0.2 million at April 2, 2005 and $5.6 million at March 27, 2004, which were previously classified as part of financing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as investing activities. Also, the additional payments for tradenames, of $0.6 million at April 2, 2005 and $21.8 million at March 27, 2004, which were previously classified as part of investing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified as financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations has been updated to give effect to the restatement and reclassification of the Company's condensed consolidated financial statements as described in Note 14.

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

In December 2004, the FASB issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and Accounting Principals Board (APB) opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this statement for the first quarter of fiscal 2006, beginning July 3, 2005, and is currently evaluating the impact on its financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                        13 WEEKS ENDED
                                                 -----------------------------
                                                 APRIL 2, 2005  MARCH 27, 2004
                                                 -------------  --------------
Net sales                                            100.0%         100.0%
Cost of goods sold                                    72.2           71.0
Distribution expenses                                  7.8            8.8
                                                     -----          -----
      Gross profit                                    20.0%          20.2%
Selling, general and administrative expense           28.2           35.7
Intangible Impairment Loss                             0.1           17.9
Restructuring Costs                                    0.1            0.0
                                                     -----          -----
Operating income                                      -8.4%         -33.4%
                                                     =====          =====

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

The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year, with interim reviews performed by Management quarterly. Management determined that the balance of $0.2 million of goodwill was impaired and was therefore written off in the third quarter 2005. There was no other impairment of the Tradenames comprising the remaining balances. During the third quarter of 2004, Management determined that the combination of certain events including the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have an adverse effect on the carrying value of the Goodwill and Other Intangible Assets so an interim impairment test was conducted. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values and the Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets of $6.1 million.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the periods indicated:

                                                      39 WEEKS ENDED
                                                -----------------------------
                                                APRIL 2, 2005  MARCH 27, 2004
                                                -------------  --------------
Net sales                                           100.0%         100.0%
Cost of goods sold                                   70.0           66.1
Distribution expenses                                 6.2            6.6
                                                    -----          -----
      Gross profit                                   23.8%          27.3%
Selling, general and administrative expense          22.0           25.5
Intangible impairment loss                            0.0            4.1
Restructuring costs                                   0.1            0.0
                                                    -----          -----
Operating income                                      1.7%          -2.3%
                                                    =====          =====

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

The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year, with interim reviews performed by Management quarterly. Management determined that the balance of $0.2 million of goodwill was impaired and was therefore written off in the third quarter 2005. There was no other impairment of the Tradenames comprising the remaining balances. During the third quarter of 2004, Management determined that the combination of certain events including the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirement for its senior secured revolving credit facility for two consecutive quarters and a downgrade in the debt rating could have an adverse effect on the carrying value of the Goodwill and Other Intangible Assets so an interim impairment test was conducted. As a result, the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values and the Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets of $6.1 million.

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

Our cash flow from operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, we have recently experienced an upward trend in raw material prices and expects this trend could continue.

We also currently use foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Great Britain Pound and South Africa Rand against United States Dollars.

INVESTING ACTIVITIES

We incurred approximately $8.1 million for capital expenditures during the first thirty-nine weeks of fiscal 2005, including approximately $2.7 million in construction-in-progress for a warehouse renovation in Europe. We received proceeds of $15.4 million from the sale of property and investments, primarily from the sale of the renovated warehouse in Europe.

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

Under the terms of our senior secured revolving credit facility, our senior lenders in their discretion may establish a reserve against our availability under such facility at any time during the 90-day period before the maturity date of the 10 3/4% senior subordinated notes in an amount equal to the lesser of $50.0 million or the amount due and payable under such notes upon maturity.

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

We are currently pursuing various strategic options to raise the funds required to repay the $125.0 million of outstanding 10 3/4% senior subordinated notes due December 15, 2005 and allow us to satisfy our anticipated liquidity needs. These strategic options may include, among other things, incurring additional debt, issuing debt or equity securities, sales of assets or businesses, reducing expenditures for new product development and/or cutting other costs, exchange offers and/or consent solicitations of our outstanding securities. The availability and success of any of these options will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We will have to accomplish several of the foregoing options, some of which require the consent of our senior lenders and/or the holders of our senior subordinated notes, within the next six months in order to enable us to repay the outstanding 10 3/4% subordinated notes and satisfy our liquidity needs. We cannot assure you that any of such options could be effected, or if so, on terms favorable to us, that such options would enable us to repay the outstanding 10 3/4% subordinated notes or satisfy our liquidity needs and/or that such options would be permitted under the terms of our senior secured revolving credit facility or the indentures governing our senior subordinated notes.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of April 2, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      As described in Note 14, "Restatement and Reclassification" to the accompanying condensed consolidated financial statements, subsequent to the issuance of the Company's condensed consolidated financial statements for the fiscal quarter ended April 2, 2005, the Company determined that its Series A convertible preferred stock should be classified outside of permanent equity in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities", because the redemption of the Series A convertible preferred stock in shares of common stock is outside of the Company's control. The restatement to reclassify the Series A convertible preferred shares had no effect on the Company's previously reported net income, earnings per share or net cash flows. Current and historic debt covenants were also unaffected. The Company has concluded that the circumstances that led to the filing of this amendment on Form 10-Q/A resulted primarily from certain accounting practices that had been in place for several years, and prior to the Company's improvements to the financial accounting and reporting management resources, research tools and control processes.

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

      (b) Changes in internal controls. There were no significant changes in the Company's internal control during the quarter ended April 2, 2005 or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5. OTHER INFORMATION

      On May 11, 2005, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement by and among Wells Fargo Foothill, Inc., as administrative agent and collateral agent, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, the Company and each of the Company's domestic subsidiaries. The Second Amendment amends and restates (a) the minimum Consolidated Fixed Charge Coverage Ratio that the Company must maintain for the rolling twelve-month periods ending each calendar month from March 31, 2005 through December 31, 2005, (b) the minimum EBITDA covenant and (c) the definition of "Borrowing Base" to provide up to an additional $11 million of availability. The Amendment subjects the Company's foreign subsidiaries (other than Amalgamated Appliance Holdings Limited ("AMAP")) to the covenants currently restricting the Company and its domestic subsidiaries from engaging in certain actions without the consent of the senior lender, including incurring debt, engaging in mergers or certain sales of assets, making guaranties, incurring liens or engaging in sale and leaseback transactions. The Second Amendment also increases the prepayment premium and provides for certain mandatory prepayments upon issuance of debt or equity, or sales of certain assets, by the Company's foreign subsidiaries. The Amendment is subject to certain conditions, including that the Company deliver to the senior lender within certain time periods stock pledges of certain of the Company's foreign subsidiaries, including AMAP.

ITEM. 6 EXHIBITS.

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