Form 10-K
period 2005-07-02
SALTON INC
filed 2005-09-30
CIK 878280

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For The Fiscal Year Ended July 2, 2005

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
      (State or other jurisdiction of                                        (I.R.S. Employer
       Incorporation or Organization)                                       Identification No.)
              1955 FIELD COURT                                                     60045
           LAKE FOREST, ILLINOIS                                                (Zip Code)
  (Address of Principal Executive Offices)

                                 (847) 803-4600
              Registrant's Telephone Number, Including Area Code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF CLASS                                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------                                            -----------------------------------------
Common Stock, $0.01 par value                                     New York Stock Exchange
Rights to Purchase Series B Junior Participating                  New York Stock Exchange
  Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

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

[ ] YES
[X] NO Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 1, 2005 was approximately $64,389,841 computed on the basis of the last reported sale price per share $5.66 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of September 2, 2005 was 13,415,761.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement").

                                  SALTON, INC.

                               INDEX TO FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 2, 2005

                                                                                PAGE
                                       PART I

ITEM 1.          Business                                                          4

ITEM 2.          Properties                                                       20

ITEM 3.          Legal Proceedings                                                20

ITEM 4.          Submission of Matters to a Vote of Security Holders              22

ITEM 4A.         Executive Officers of the Registrant                             22

                                      PART II

ITEM 5.          Market for Registrant's Common Stock, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities                24

ITEM 6.          Selected Financial Data                                          26

ITEM 7.          Management's Discussion and Analysis of Financial Conditions
                 and Results of Operation                                         27

ITEM 7A.         Quantitative and Qualitative Disclosures about Market Risk       48

ITEM 8.          Consolidated Financial Statements and Supplementary Data         49

ITEM 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures                                        49

ITEM 9A.         Controls and Procedures                                          49

                                      PART III

ITEM 10.         Directors and Executive Officers of the Registrant               51

ITEM 11.         Executive Compensation                                           51

ITEM 12.         Security Ownership of Certain Beneficial Owners and
                 Management                                                       52

ITEM 13.         Certain Relationships and Related Transactions                   52

ITEM 14.         Principal Accounting Fees and Services                           52

                                      PART IV

ITEM 15.         Exhibits and Financial Statement Schedules                       53

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

- our ability to repay the 10 3/4% senior subordinated notes that remain outstanding after our recently completed private debt exchange offer;

- our ability to realize the benefits we expect from our U.S. restructuring plan;

- our substantial indebtedness and our ability to comply with restrictive covenants in our debt instruments;

- our ability to access the capital markets on attractive terms or at all;

- our relationship and contractual arrangements with key customers, suppliers, strategic partners and licensors;

- unfavorable outcomes from pending legal proceedings;

- cancellation or reduction of orders;

- the timely development, introduction and customer acceptance of our products;

- dependence on foreign suppliers and supply and marketing constraints;

- competitive products and pricing;

- economic conditions and the retail environment;

- international business activities;

- the cost and availability of raw materials and purchased components for our products;

- the risks related to intellectual property rights; and

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

                                     PART I

     As used in this annual report on Form 10-K, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

ITEM 1.  Business

GENERAL

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

     We currently market and sell our products in North America, South Africa, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier retailers, such as JD Group (customer of AMAP), Target Corporation, Wal-Mart, Argos Limited, Sears, Masstores (customer of AMAP), J.C. Penney Company, Bed, Bath & Beyond, May Company Department Stores, Dixon Stores Group Limited and Kohl's Department Stores. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as infomercials, our Internet websites and our retail outlets.

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

     Our fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The effect of the additional week in 2004 had an insignificant impact on results.

FISCAL YEAR      YEAR ENDED   WEEKS
-----------------------------------
       2005    July 2, 2005      52
       2004    July 3, 2004      53
       2003   June 28, 2003      52

RECENT DEVELOPMENTS

     DEBT EXCHANGE OFFER -- On August 26, 2005, we completed a private debt exchange offer for our outstanding 10 3/4% senior subordinated notes due 2005 ("2005 Notes") and our outstanding 12 1/4% senior subordinated notes due 2008 ("2008 Notes," and together with the 2005 Notes, the "Subordinated Notes"). We accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, we issued an aggregate of approximately $99.1 million of senior second lien notes (the "Second Lien Notes"), 2,039,469 shares of our common stock, and 135,088 shares of our Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, with the first payment due on January 15, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by us in cash at the liquidation amount on August 26, 2010. We also granted certain registration rights for approximately 1,837,455 shares of our common stock and 121,707 shares of our Series C preferred stock received by certain former holders of Subordinated Notes.

     In connection with the debt exchange offer, we obtained the consent of the holders of a majority of the outstanding 2005 Notes and a majority of the outstanding 2008 Notes to amend the indentures governing such Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default contained in such indentures. We have entered into supplements to the indentures governing the 2005 Notes and the 2008 Notes to reflect such amendments.

     In the first quarter of fiscal 2006, we will record cancellation of indebtedness, or "COD," income of approximately $23.0 million, net of approximately $8.0 million of expenses and before income tax, as a result of the debt exchange offer.

     SALE OF AMAP AND TABLETOP -- On September 29, 2005, we completed the sale of our 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, we received proceeds, net of expenses, of approximately $80.0 million in connection with the transaction. In the first quarter of fiscal 2006, we expect to record a gain of approximately $49.0 million before taxes. We expect to license and sell our George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

     On September 16, 2005, we completed the sale of certain tabletop assets to Lifetime Brands, Inc. for $14.2 million, which approximates book value, and is subject to post-closing adjustments. In connection with this transaction, we divested our Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, we entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

     Prior to May 15, 2003, our investment in AMAP was accounted for under the equity method. Since May 16, 2003, the date we increased our ownership interest from 30.8% to 52.6%, AMAP's financial results have been consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for financial statement presentation. Because management did not have a committed or approved plan to sell either our ownership interest in AMAP or the assets of the Tabletop business as of July 2, 2005, the operating results of these businesses have been included in our consolidated financial statements for 2005.

     PRIVATE EXCHANGE -- On September 28, 2005, we completed a private exchange transaction with FMA CBO Funding III, LTD in which we issued $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes.

     OTHER STRATEGIC INITIATIVES -- As previously disclosed in an 8-K filed on August 30, 2005, we continue to explore strategic options to satisfy our liquidity needs and improve our overall balance sheet position, including the payment of the approximately $46.0 million in aggregate principal amount of 2005 Notes that remain outstanding after the debt exchange offer and subsequent private exchange, and enhance our operating performance. These strategic options include potential sales of other assets or businesses, the creation of new foreign debt, repurchase of outstanding Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock) and further reductions in expenses.

BUSINESS SEGMENT AND PRODUCT INFORMATION

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, tabletop products, time products, lighting products, picture frames and personal care and wellness products. We believe this segmentation is appropriate based upon Manage-ment's operating decisions and performance assessment. Nearly all of our products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Our products are distributed through similar distribution channels and customer base using the marketing efforts of our Global Marketing Team.

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

Salton(R)               Westinghouse(TM)        Toastmaster(R)          Atlantis(TM)
George Foreman(R)       One:One(TM)             Westclox(R)             Big Ben(R)
Russell Hobbs(R)        Breadman(R)             Stiffel(R)              Pifco(R)
Melitta(R)              Calvin Klein(R)         Carmen(R)               Pioneer(TM) (AMAP)
Farberware(R)           Ingraham(R)             Juiceman(R)             Pineware(TM) (AMAP)
Beyond(TM)              Carmengirls.com(TM)     iCEBOX(R)               Haden(TM)
Andrew Collinge(TM)     Block(R)                Sansui(TM) (AMAP)

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

                                                         JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003(1)
-------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Small Appliances and Electronics for the Home            $    938,145   $    948,309   $        778,636
Home Decor                                                     80,241         85,164             87,605
Personal Care and Wellness Products                            52,626         43,262             28,667
-------------------------------------------------------------------------------------------------------
Total                                                    $  1,071,012   $  1,076,735   $        894,908
-------------------------------------------------------------------------------------------------------

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

     Within our small appliance and electronics division, Salton is known for the George Foreman branded product line which started as a single grill in 1995. Since 1995, Salton has sold over 70 million units of the George Foreman line worldwide. We have established the George Foreman name as a significant product brand, representing approximately 28.6%, 32.0%, and 44.0%, of our sales, in the fiscal year ended July 2, 2005, July 3, 2004, and June 28, 2003, respectively. In the first quarter of fiscal 2005, Salton launched the first series of the new George Foreman Grills with removable plates (The Next Grilleration). The new George Foreman "G5" Next Grilleration is expected to be on retailer's shelves in the second quarter of fiscal 2006. The "G5" features five interchangeable, dishwasher safe plates which can be used as a grill or griddle and for baking as well as making waffles.

HOME DECOR

     This broad range of products consist of tabletop products, picture frames, time and lighting products marketed by our Salton At Home Division. Our time products include a variety of clocks and timers under well recognized brand names such as Ingraham, Westclox and Timex. Salton also markets lighting products under the Stiffel. On September 16, 2005, we completed the sale of certain tabletop assets to Lifetime Brands, Inc. for $14.2 million, which approximates book value, and is subject to post-closing adjustments. In connection with this transaction, we divested our Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, we entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

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

STRATEGIC ALLIANCES

     We continue to pursue strategic alliances which enable us to (a) further expand the scope of our product offerings and (b) benefit from the manufacturing expertise and/or strong brand names of our strategic partners. During fiscal 2005, we continued in several joint product development relationships with third parties to develop, market and distribute new products.

     These joint product relationships include the arrangement with Melitta North America, Inc., to develop and market the Melitta One:One Coffeemaker, which uses Melitta coffee pods to make an individual mug of fresh coffee in less than 60 seconds.

     We also have a joint product relationship with the Columbian Coffee Federation, the non-profit organization behind the Juan Valdez brand, and Italian manufacturer Rossi Corporation SRL to market and distribute a coffee brewing system utilizing single-serve pods of Columbian specialty coffee in the United States and major global markets.

     The foregoing strategic alliances provide the opportunity for recurring revenues through the sale of coffee and tea pods. There are arrangements for sharing the profits derived from each of these strategic alliances once all expenses incurred by Salton and/or the other members of the alliance, are reimbursed from cash flow generated by such alliances. Each of these strategic alliances generally provides for certain license fees and royalties to our strategic partners and contain minimum sales requirements and other obligations that, if not satisfied, may result in termination of the strategic alliance.

CUSTOMERS AND DISTRIBUTION CHANNELS

     We currently market and sell our products in North America, South Africa, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force, a network of commissioned sales representatives and distributions to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell products directly to consumers through infomercials, Internet websites and our own retail outlets.

     We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

     Our total net sales to our five largest customers during fiscal 2005 were 36.5% of net sales, with JD Group (customer of AMAP) representing 12.2% of our net sales, Target Corporation representing 9.2% of our net sales and Wal-Mart representing 6.2% of our net sales. Our total net sales to our five largest customers during fiscal 2004 were 36.1% of net sales, with JD Group (customer of AMAP) representing 10.4% of our net sales, Target Corporation representing 9.1% of our net sales and Wal-Mart representing 8.1% of our net sales. In fiscal 2003, our total net sales to our five largest customers were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales.

     During fiscal 2005, 2004, and 2003, sales recorded outside of North America accounted for 58.5%, 50.6%, and 30.7% of total net sales, respectively. These figures include shipments directly imported to customers in North America. See
Note 15 of the Notes to Consolidated Financial Statements for information regarding revenues of the Company's geographic areas for each of the three fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003.

SOURCES OF SUPPLY

     Most of our products are manufactured to our specifications by manufactures located primarily in the Far East. We believe that we maintain good business relationships with our overseas manufacturers.

     We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe we are not currently dependent on any single manufacturer. However, one supplier located in China accounted for 23.3% of our product purchases during 2005, 23.7% of our product purchases during 2004, and 33.2% of purchases in 2003. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

BACKLOG

     Although we obtain firm purchase orders from our customers, customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. In addition, customers may reschedule or cancel firm orders. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

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

     Salton maintains many licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of our agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Some of our agreements contain minimum royalty payments, which are reflected in the Commitments and Contingencies table in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

EMPLOYEES

     As of August 1, 2005, we employed approximately 2,466 persons, including approximately 1,325 persons employed in South Africa by Amalgamated Appliance Holdings Limited.

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

     Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at http://www.saltoninc.com. The content of our website is not a part of this report. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045, attention:
Marc Levenstein, Assistant Secretary, telephone: (847) 803-4600. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery. In addition, the Company has made the following available free of charge through its website at http://www.saltoninc.com:

- Audit Committee Charter

- Compensation Committee Charter

- Nominating and Corporate Governance Committee Charter

- Corporate Governance Guidelines, and

- Code of Business Conduct and Ethics.

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

OUR SUBSTANTIAL INDEBTEDNESS, EVEN AFTER OUR RECENTLY COMPLETED DEBT EXCHANGE OFFER AND SUBSEQUENT PRIVATE EXCHANGE, COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

     Even after our debt exchange offer and subsequent private exchange, we continue to have a significant amount of indebtedness relative to our equity size. As of September 23, 2005, we had total consolidated indebtedness of approximately $382.7 million, including approximately $147.7 million under our senior secured credit facility, $103.1 million of Second Lien Notes, approximately $46.0 million of 2005 Notes and approximately $59.6 million of 2008 Notes, excluding $2.7 million related to the fair value of a monetized fixed to floating interest rate swap on the 2008 Notes, and $1.0 million for the loan notes to Pifco shareholders that are fully cash collateralized. We may incur additional indebtedness in the future, including through additional borrowings under the second lien credit agreement (which permits the issuance of up to an aggregate of $110.0 million principal amount of Second Lien Notes) and our senior secured credit agreement, subject to availability.

     Our ability to service our debt obligations and to fund planned working capital needs and capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. Based on our fiscal year 2006 operating plan, we believe existing sources of liquidity will be sufficient to meet cash needs during 2006. Notwithstanding our beliefs, we can not assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility or other sources of funds in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to satisfy such liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some of such actions would require the consent of our senior lenders, the holders of the Second Lien Notes and/or the holders of the Subordinated Notes. Notwithstanding our beliefs, we can not assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs, that such actions would not dilute the ownership interest of stockholders and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing the Subordinated Notes.

     Our high level of debt could have important consequences for you, such as:

- our debt level makes us more vulnerable to general adverse economic and industry conditions;

- our ability to obtain additional financing for acquisitions, or to fund future working capital, capital expenditures or other general corporate requirements may be limited;

- we will need to use a substantial portion of our cash flow from operations for the payment of the principal of, and interest on, our indebtedness (thereby reducing the amount of money available to fund working capital, capital expenditures or other general corporate purposes);

- our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete may be limited; our debt level could impact our ability to maintain favorable credit terms with our suppliers;

- our debt level could limit our ability or increase the costs to refinance indebtedness; and

- our debt level may place us at a competitive disadvantage to our less leveraged competitors.

OUR DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING OUR FLEXIBILITY.

     Our senior secured credit agreement, the second lien credit agreement and the indentures governing the Subordinated Notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our senior secured credit agreement and the second lien credit agreement also require us to maintain specified financial ratios, including a minimum EBITDA and a consolidated fixed charge coverage ratio. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our senior secured credit agreement, the second lien credit agreement or our indentures, or if we fail to generate sufficient cash flow from operations, or to refinance our debt as described below, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our senior secured credit agreement and/or the second lien credit agreement, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may accelerate the maturity of our obligations, which could cause defaults under our other obligations.

WE MUST REPAY OR REPURCHASE OUR 2005 NOTES MATURING IN DECEMBER 2005 THAT REMAIN OUTSTANDING AFTER THE DEBT EXCHANGE OFFER AND SUBSEQUENT PRIVATE EXCHANGE.

     We have approximately $46.0 million of 2005 Notes with a maturity date of December 15, 2005 that remain outstanding after the debt exchange offer and subsequent private exchange. We expect to use cash flow from operations, borrowings under our senior secured credit facility and funds from other strategic options to repay, repurchase and/or redeem the outstanding 2005 Notes and satisfy our other liquidity needs. The other strategic options may include sales of assets or businesses, the creation of new foreign debt and repurchases of outstanding Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock). The availability and success of any of these strategic options will depend on a number of factors, some of which relate to our financial condition and performance, and some of which are beyond our control, such as prevailing interest rates and general economic conditions. We cannot assure you that any of such options could be effected, or if so, on terms favorable to us, that such options would enable us to repay the 2005 Notes that remain outstanding after the debt exchange offer and subsequent private exchange or satisfy our liquidity needs or that such options would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

WE HAVE EXPERIENCED A DECLINE IN DOMESTIC MARKET SALES AND HAVE IMPLEMENTED A DOMESTIC RESTRUCTURING PLAN.

     Although our consolidated sales have remained relatively unchanged in fiscal 2005 as compared to fiscal 2004, our domestic sales have declined during this period. While the comparative decline in domestic sales was smaller in the second half of fiscal 2005, indicating an improvement in domestic sales over the course of the fiscal year, they are still not sufficient to cover our domestic operating expenses and interest due on our indebtedness. On May 12, 2005, we announced that we are ahead of schedule to achieve $40.0 million in cost reductions from our domestic operations and that we are initiating a second cost reduction program to remove an additional $25.0 million in costs from our domestic operations. We expect that $15.0 million of these cost savings will be realized in fiscal 2006 and $10.0 million will be realized in fiscal 2007. The cost savings will principally come from a rationalization of operations, brands and SKUs and the costs related to them.

     Although the restructuring of our domestic operations through workforce layoffs, consolidation of facilities and reduction of certain marketing and advertising programs has reduced our operating expenses, such actions may have an adverse effect on our domestic sales. In addition, our current and prospective customers and suppliers may decide to delay or not purchase or supply our products due to the perceived uncertainty caused by our indebtedness and the domestic restructuring plan.

     We may be required to take charges in the future relating to our restructuring plan, which could have a material and adverse effect on our operating results. We cannot assure you that the domestic restructuring plan will allow us to better align our domestic cost structure with our current sales levels.

OUR INTERNATIONAL OPERATIONS, AND EXPANSION OF THESE OPERATIONS, SUBJECTS US TO ADDITIONAL BUSINESS RISKS AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

     During fiscal 2005, 2004 and 2003, sales recorded outside of North America accounted for 58.5%, 50.6% and 30.7% of total net sales, respectively. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

- the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build a brand identity without certainty that we will be successful;

- local and economic conditions;

- unexpected changes in regulatory requirements;

- inadequate protection of intellectual property in foreign countries;

- foreign currency fluctuations;

- transportation costs;

- adverse tax consequences; and

- political and economic instability, as a result of terrorist attacks, natural disasters or otherwise.

     We cannot assure you that we will not incur significant costs in addressing these potential risks.

OUR MARGINS HAVE BEEN ADVERSELY IMPACTED BY INCREASES IN RAW MATERIAL PRICES.

     The cost of our products has been impacted by long-term increases in the price of petroleum based plastic materials, steel and corrugated materials. Although we have increased the prices of certain of our goods to our customers, we cannot assure you that we will be able to pass all of these cost increases on to our customers. As a result, our margins may continue to be adversely impacted by such cost increases.

OUR ABILITY TO OBTAIN PRODUCTS MAY BE ADVERSELY IMPACTED BY WORLDWIDE DEMAND ON RAW MATERIAL.

     Our products are predominately made form petroleum based plastic materials, steel and corrugated materials. Our suppliers contract separately for the purchase of them. We can provide no assurance that our sources of supply will not be interrupted should our suppliers not be able to obtain these materials due to Worldwide demand or other events that interrupt material flow.

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OR SUFFER A MAJOR REDUCTION OF ORDERS FROM THEM, OUR FINANCIAL RESULTS WOULD SUFFER.

     Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2005 were 36.5% of net sales, with JD Group (customer of AMAP) representing 12.2% of our net sales, Target Corporation representing 9.2% of our net sales and Wal-Mart representing 6.2% of our net sales. Our total net sales to our five largest customers during fiscal 2004 were 36.1% of net sales, with JD Group (customer of AMAP) representing 10.4% of our net sales, Target Corporation representing 9.1% of our net sales and Wal-Mart representing 8.1% of our net sales. Our total net sales to our five largest customers during fiscal 2003 were 39.3% of net sales, with Wal-Mart representing 12.5% of our net sales and Target Corporation representing 11.9% of our net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

OUR DEPENDENCE ON FOREIGN SUPPLIERS SUBJECTS US TO THE RISKS OF DOING BUSINESS ABROAD.

     We depend upon unaffiliated foreign companies for the manufacture of most of our products. Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

- import duties;

- trade restrictions;

- production delays due to unavailability of parts or components;

- increase in transportation costs and transportation delays, including those resulting from terrorist activity, Hurricanes Katrina and Rita;

- work stoppages;

- foreign currency fluctuations; and

- political and economic instability and civil unrest, which could lead to the business failure of major suppliers.

     Any reduction in trade credit from our suppliers could materially adversely affect our operations and financial condition.

     We depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate liquidity and service our debt, they may delay shipments to us or require payment in advance. Because of our limited access to sources of liquidity, any such actions by our suppliers could have a material adverse effect on our ability to continue our business.

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

IF THE HOUSEWARES SECTOR OF THE RETAIL INDUSTRY CONTINUES TO EXPERIENCE AN ECONOMIC SLOWDOWN, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

     We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. The current general slowdown in the retail sector has adversely impacted our net sales of products, our operating margins and our net income. If such conditions continue or worsen, including any further weakness in consumer confidence as a result of terrorist activity, Hurricanes Katrina and Rita or otherwise, it could have a material adverse effect on our business, financial condition and results of operations.

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

LONG LEAD TIMES, POTENTIAL MATERIAL PRICE INCREASES AND CUSTOMER DEMANDS MAY CAUSE US TO PURCHASE MORE INVENTORY THAN NECESSARY.

     Due to manufacturing lead times and a strong concentration of our sales occurring during the second fiscal quarter, as well as potential material price increases, we may purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. In an extended general economic slowdown, we cannot assure you that our customers will order these inventories as anticipated.

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, OUR ABILITY TO GROW AND DEVELOP OUR BUSINESS WILL SUFFER.

     Our continued success will depend significantly on the efforts and abilities of David C. Sabin, Chairman; Leonhard Dreimann, Chief Executive Officer; William B. Rue, President and Chief Operating Officer; and David Mulder, Executive Vice President, Chief Administrative Officer and Senior Financial Officer. The loss of the services of one or more of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

THE INTERESTS OF OUR SIGNIFICANT STOCKHOLDER MAY CONFLICT WITH OTHER STOCKHOLDERS' INTERESTS.

     As of July 2, 2005, Centre Partners Management LLC and entities directly or indirectly controlled by Centre Partners beneficially owned in the aggregate approximately 27.0% of our common stock, including 3,529,412 shares of common stock issuable upon conversion of the $40.0 million of Series A convertible preferred stock owned by Centre Partners' entities. Centre Partners is able to exercise significant influence with respect to the election of directors or major corporate transactions such as a merger or sale of all or substantially all of our assets. Centre Partners generally has the right to designate two directors as long as it and its affiliates own at least 12.5% of the total voting power of our outstanding common stock and one director as long as it and its affiliates own at least 7.5% of the total voting power of our outstanding common stock.

     On September 15, 2008, we are required to exchange all of the outstanding shares of Series A convertible preferred stock currently held by Centre Partners' entities for an aggregate of $40.0 million in cash or shares of our common stock with a market value (based on 95% of the average of the daily closing prices per share of the common stock for the twenty consecutive trading days immediately ending two days preceding the redemption date) equal to $40.0 million.

     The interests of the Centre Partners' entities may conflict with other stockholders' interests.

WE MAY INCUR SUBSTANTIAL INCOME TAX LIABILITY OR LOSE TAX ATTRIBUTES AS A RESULT OF THE DEBT EXCHANGE OFFER AND THE SALE OF AMAP.

     In the first quarter of fiscal 2006, we will record cancellation of indebtedness, or "COD," income of approximately $23.0 million, net of approximately $8.0 million of expenses and before income tax, as a result of the debt exchange offer.

     To the extent that we are considered solvent from a tax perspective immediately before the completion of the debt exchange offer and realize COD, our current net operating losses and our net operating losses from prior years that we have carried forward may offset all or a portion of the COD income. COD income realized in excess of the available operating losses that we have carried forward will result in a tax liability. We believe that our net operating losses and net operating loss carryforwards will offset all, or substantially all, of any COD income attributable to the exchange offer.

     We will not recognize COD income to the extent we are considered insolvent from a tax perspective immediately before the completion of the debt exchange offer. If and to the extent COD income is excluded from taxable income due to insolvency, we will generally be required to reduce certain of our tax attributes, including, but not limited to, net operating losses and loss carryforwards. This may result in a significant reduction in our net operating loss tax benefits; but in no event will the reduction exceed the amount of net operating losses and net operating loss carryforwards utilized to offset COD income as set forth above, if all of our COD income is recognized and our net operating losses are not subject to any limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Taxable income will result to the extent COD income exceeds the amount by which we are considered to be insolvent immediately before the completion of the exchange offer.

     We also expect to record a gain of approximately $49.0 million in connection with the sale of our interest in AMAP. We believe that our net operating losses and net operating loss carryforwards that have not been used to offset the COD income as described above will offset all, or substantially all, of the net gain on the sale of our interest in AMAP.

     We do not believe that our net operating losses are subject to limitations under Section 382 of the Code as of the date hereof, because we do not believe that Salton has undergone an "ownership change" under Section 382 of the Code. However, the analysis of whether we have undergone an "ownership change" is subject to certain legal and factual uncertainties. Further, we cannot assure you that an "ownership change" will not occur as a result of purchases of our common stock disclosed to us subsequent to the date hereof. Thus, a risk exists that we could have substantial tax liability as a result of the sale of AMAP and/or completion of certain other of our strategic initiatives.

OUR CREDIT RATINGS HAVE BEEN DOWNGRADED AND COULD BE DOWNGRADED FURTHER.

     Our credit ratings on our senior subordinated debt have been downgraded several times during the last two years. On July 14, 2005, Standard & Poor's withdrew its "D" corporate credit and "D" subordinated debt ratings.

     Such downgrades can have a negative impact on our liquidity by reducing attractive financing opportunities and could make our efforts to raise capital more difficult and have an adverse impact on our financial condition and results of operation.

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

THE REQUIREMENTS OF COMPLYING WITH THE SARBANES-OXLEY ACT MAY STRAIN OUR RESOURCES, AND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE SUFFICIENT TO ENSURE TIMELY AND RELIABLE EXTERNAL FINANCIAL REPORTS.

     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, substantial costs related to our compliance with the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that management furnish a report annually regarding our internal control over financial reporting. Among other things, the report will contain (1) an assessment and statement as to the effectiveness of our internal control over financial reporting, which must include disclosure of any material weaknesses in our internal control over financial reporting and (2) a statement that our auditors have issued an attestation report on management's assessment of such internal control. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight have been, and will continue to be, required. We have devoted additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, as prescribed by Section 404, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, even if our auditors issue an unqualified opinion on our financial statements for the preceding fiscal year. If the auditors are unable to provide an unqualified attestation of our assessment of our internal control over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

     The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; changes in earnings estimates by analysts; announcements of new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the housewares industry; the recent lack of confidence in corporate governance and accounting practices; the open short interest in our Common Stock; our ability to continue the listing of our common stock on New York Stock Exchange; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

     In connection with the debt exchange offer, on August 26, 2005 we issued 2,039,469 shares of common stock and granted certain registration rights for approximately 1,837,455 of these shares. The issuance of these shares of common stock may further increase the price volatility, particularly when some of the shares are registered with the SEC. The sale of such shares, or the potential for such sales, could adversely affect the price of our common stock and create greater volatility in the price of our common stock.

OUR COMMON STOCK COULD BE DELISTED BY THE NEW YORK STOCK EXCHANGE IF WE DO NOT COMPLY WITH ITS CONTINUED LISTING STANDARDS.

     Our common stock is listed on the New York Stock Exchange, or NYSE. The NYSE recently amended its continued listing standards to require that all listed companies maintain an average global capitalization of at least $25 million over a consecutive 30 trading-day period or undergo prompt suspension and delisting procedures. This amended continued listing standard was effective as of July 29, 2005. On June 30, 2005, we received a letter from the NYSE which contained "an early warning" of potential non-compliance with the foregoing amended continued listing standards. We have subsequently been removed from the "early warning" status as our market capitalization has increased due to the issuance of 2,039,469 shares of common stock in the debt exchange offer and an increase in the market price per share of common stock. We cannot assure you that we will continue to satisfy the NYSE continued listing standards.

     Delisting of our common stock would likely cause a reduction in the liquidity of an investment in our common stock. Delisting also could reduce the ability of holders of our common stock to purchase or sell our securities as quickly and inexpensively as they would have been able to do had our common stock remained listed. This lack of liquidity also could make it more difficult for us to raise capital in the future.

TAKEOVER DEFENSE PROVISIONS WHICH WE HAVE IMPLEMENTED MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Our stockholder rights plan and various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover or may deter takeover attempts by third parties. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

- a classified board of directors;

- a prohibition on stockholder action through written consent;

- a requirement that special meetings of stockholders be called only by the board of directors;

- availability of "blank check" preferred stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured credit facility and the second lien credit agreement contain restrictions on our ability to pay dividends on our capital stock.

ITEM 2.  Properties

     Salton leases its principal executive offices based in Lake Forest, Illinois. A summary of Salton's principal leased operating facilities is as follows:

                                                                                                   AREA
LOCATION                              DESCRIPTION                                            (SQ. FEET)
-------------------------------------------------------------------------------------------------------
Redlands, CA                          Warehouse                                                 983,986
Mira Loma, CA(1)                      Warehouse                                                 216,300
Johannesburg, South Africa(2)         Sales and administrative office                           204,514
Germiston, South Africa(2)            Warehouse                                                 141,739
Wolverhampton, England                Warehouse                                                 136,750
Natal, South Africa(2)                Factory                                                   132,934
Victoria, Australia                   Sales and administrative office and warehouse              75,348
Lake Forest, IL                       Corporate offices and showrooms                            58,680
                                      Sales and administrative office, warehouse, and
Shenzhen, China                       factory                                                    10,000
Hong Kong, China                      Sales and administrative office and warehouse               9,459

---------------

(1) Subsequent to year end, the Company transferred the lease of this warehouse in conjunction with the sale of the Tabletop Business. (See Note 20 "Subsequent Events").

(2) Properties of AMAP.

     In addition, Salton owns the following properties:

                                                                                                   AREA
LOCATION                              DESCRIPTION                                            (SQ. FEET)
-------------------------------------------------------------------------------------------------------
Wolverhampton, England                Warehouse                                                 312,000
Cape Town, South Africa(1)            Sales and administrative office and warehouse             236,806
Laurinburg, NC                        Sales office and warehouse                                223,000
Macon, MO                             Warehouse and repair facility                             171,000
Manchester, England                   Sales and administrative office and warehouse             170,756
Boonville, MO                         Warehouse                                                 169,000
Moberly, MO                           Warehouse                                                 134,000
Burntwood, England                    Warehouse                                                 121,000
Columbia, MO(2)                       Warehouse                                                 107,000
Columbia, MO                          Administrative offices                                     62,000

---------------

(1) Property of AMAP.

(2) Subsequent to year end, the Company completed the sale of this warehouse (see Note 5, "Assets Held for Sale").

     We believe the reduced number of facilities and renovation projects will be suitable and adequate for our current level of operations, as well as support future growth.

ITEM 3.  Legal Proceedings

SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend the Company against the claims. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims. The plaintiffs have voluntarily dismissed the Mariss Partners lawsuit on September 3, 2004.

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

     Philips response was to file a series of lawsuits against Salton in the United States, the UK and Hong Kong claiming patent infringement, misappropriation of trade secrets and copyright violations. Generally, the Philips' suits alleged that E&E misappropriated trade secrets, infringed intellectual property and that E&E breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

     On May 2005, Salton, E&E and Philips entered into a settlement agreement which required E&E to make a payment of 1.5 million Euros to Philips. Salton was not required to make any payments to Philips in connection with the settlement.

PRODUCT LIABILITY

     On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The manufacturer of the product and its insurer are defending this lawsuit. The Company's attorneys and its insurers are cooperating in the defense of the lawsuit.

     After receiving notice of a lawsuit, the Company voluntarily suspended selling the product. The Company believes that, at substantially the same time, the two retailers who had purchased the kettle from the Company also suspended selling the product. The Company believes that only a limited number of the kettles were sold to consumers.

     The Company voluntarily contacted the U.S. Food and Drug Administration ("FDA") and shared its information and test results concerning the product with the agency. The Company issued a recall of the product. The manufacturer has agreed to compensate the Company for its legal costs and out of pocket expenses in connection with the recall and to supply replacement products.

     In connection with the tea kettle matter, the Company reviewed other products received from the same manufacturer and subsequently notified the FDA that some manufacturing runs of another coffee maker product might have a lead content above FDA allowed standards. As a result, the FDA requested the Company to recall the product. The Company has done so, the retailer to whom the product was sold has cooperated in returning for credit its unsold units of the product. The manufacturer has agreed to compensate the Company for the costs that it may incur.

     The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

HOMEPLACE OF AMERICA

     Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior to Homeplace filing for bankruptcy. Homeplace's total claimed preferences were approximately $4.0 million. After a trial during November 2004 in the U.S. Bankruptcy Court for the District of Delaware, the Court determined the Company's liability to be approximately $1.6 million. The plaintiff and Salton have agreed that Salton may satisfy this judgment by paying a total of approximately $1.5 million over time as follows: $0.1 million on or before July 1, 2005; $0.1 million on or before August 1, 2005; $0.15 million on or before September 1, 2005; $0.15 million on or before October 3, 2005; $0.5 million on or before November 1, 2005; and $0.5 million on or before December 1, 2005. We have made all such required payments as of September 15, 2005.

ENVIRONMENTAL

     The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four of our current and previously owned sites. Although such costs could exceed that amount, Salton believes any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

OTHER

     The Company is a party to various other actions and proceedings incident to its normal business operations. The Company believes that the outcome of any such litigation will not have a material adverse effect on our business, financial condition or results of operations. The Company also has product liability and general liability insurance policies in amounts believed to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which we are not insured.

ITEM 4. Submissions of Matters to a Vote of Security Holders

     None

ITEM 4A. Executive Officers of the Registrant

     Our executive officers and their respective ages as of September 9, 2005, are as follows:

NAME                                            AGE    POSITION
-----------------------------------------------------------------------------------------------------
David C. Sabin                                  55     Chairman
Leonhard Dreimann                               57     Chief Executive Officer
William B. Rue                                  58     President and Chief Operating Officer
David M. Mulder                                 44     Executive Vice President, Chief Administrative
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

     DAVID M. MULDER serves as the Executive Vice President, Chief Administrative Officer and Senior Financial Officer. Mr. Mulder is the Principal Accounting and Financial Officer and has responsibility for U.S. operations, U.S. information technology and U.S. human resources. Prior to joining the Company, Mr. Mulder recently served as Chief Financial and Administrative Officer of KoSa, an international manufacturing company in Houston, Texas. From 1995 to 2000, he held a number of senior level positions at Fruit of the Loom, a consumer products company. Mr. Mulder's most recent position at Fruit of the Loom was a corporate Executive Vice President and the Chief Executive Officer of their European division.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                                               HIGH     LOW
---------------------------------------------------------------------------
FISCAL 2005
First Quarter                                                  7.46    4.14
Second Quarter                                                 7.35    4.80
Third Quarter                                                  6.23    2.01
Fourth Quarter                                                 2.96    0.98

FISCAL 2004
First Quarter                                                 11.75    8.92
Second Quarter                                                14.13    9.25
Third Quarter                                                 15.20    8.46
Fourth Quarter                                                10.00    2.50

DIVIDENDS

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured credit agreement and the second lien credit agreement contain restrictions on our ability to pay dividends on our capital stock.

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

COMMON STOCK

     The Certificate of Incorporation authorizes the issuance of 40,000,000 common shares, par value $0.01 per share. As of September 2, 2005, there were approximately 338 holders of record of our common stock.

CONVERTIBLE PREFERRED STOCK

     The Certificate of Incorporation authorizes the issuance of 2,000,000 preferred shares, par value $0.01 per share.

     We have 40,000 outstanding shares of convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if we breach in any material respect any of our material obligations in the preferred stock agreement or the Certificate of Incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference as defined below. The payment of dividends is limited by the terms of our senior secured credit agreement and the second lien credit agreement.

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

     In the event of a Change of Control (as defined), each holder of shares of convertible preferred stock has the right to require us to redeem such shares at a redemption price equal to the Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 7.0% per annum compounded annually on each anniversary date of July 28, 1998 for the period from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003.

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

     As of September 2, 2005 there were 40,000 shares of the convertible preferred stock outstanding, held by 7 shareholders of record. There is no established market for the convertible preferred stock.

ITEM 6.  Selected Financial Data

     The following financial data as of and for the fiscal years ended July 2, 2005, July 3, 2004, June 28, 2003, June 29, 2002 and June 30, 2001 have been derived from and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto.

                                                     FIVE-YEAR SUMMARY OF FINANCIAL DATA
                                         ------------------------------------------------------------
                                            JULY 2,       JULY 3,    JUNE 28,    JUNE 29,    JUNE 30,
                                               2005       2004(1)        2003        2002        2001
-----------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS:
Net sales(2)                             $1,071,012    $1,076,735    $894,908    $922,479    $792,114
Cost of goods sold                          761,254       751,012     578,826     544,147     474,256
Distribution expenses                        66,848        72,088      58,475      60,831      49,395
-----------------------------------------------------------------------------------------------------
  Gross profit                              242,910       253,635     257,607     317,501     268,463
Selling, general, and administrative
  expenses                                  240,857       273,257     208,203     223,577     156,885
Lawsuit settlements, net                         --            --          --       2,580          --
Impairment loss on goodwill and
  intangible assets                           3,211        40,855         800          --          --
Restructuring costs                           1,015         1,798          --          --          --
-----------------------------------------------------------------------------------------------------
  Operating (loss) income                    (2,173)      (62,275)     48,604      91,344     111,578
Interest expense, net                        53,332        40,192      40,204      44,431      37,732
Loss on early extinguishment of debt             --         5,049          --          --          --
Fair market value adjustment on
  derivatives                                    --            --      (2,516)      2,372          --
-----------------------------------------------------------------------------------------------------
  (Loss) Income before income taxes and
    minority interest                       (55,505)     (107,516)     10,916      44,541      73,846
Income tax (benefit) expense                (10,107)      (20,089)      2,685      14,394      27,692
Minority interest, net of tax                 6,389         7,745         260          --          --
-----------------------------------------------------------------------------------------------------
Net (loss) income                        $  (51,787)   $  (95,172)   $  7,971    $ 30,147    $ 46,154
-----------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                                11,374        11,258      11,152      11,005      11,750
Net (loss) income per share:
  Basic                                  $    (4.55)   $    (8.45)   $   0.71    $   2.74    $   3.93
Weighted average common shares and
  common Equivalent shares outstanding       11,374        11,258      15,114      15,042      16,065
Net (loss) income per share:
  Diluted                                $    (4.55)   $    (8.45)   $   0.53    $   2.00    $   2.87
BALANCE SHEET DATA (at period end):
Working capital                          $  205,882    $  299,993    $353,492    $279,519    $310,648
Total assets                                807,788       855,246     812,372     823,927     722,884
Total debt(3)                               445,621       418,991     374,152     460,066     402,713
Convertible preferred stock                  40,000        40,000      40,000      40,000      40,000
Stockholders' equity                         79,928       133,576     213,904     205,036     171,497
Dividends Paid                                   --            --          --          --          --

---------------

(1) Includes the effect of costs related to our U.S. restructuring plan and other items excluded from senior management's assessment of the operating performance of Salton's business (See "U.S. Restructuring Plan" in Management's Discussion and Analysis of Financial Condition and Results of Operations) which on a combined basis, decreased income before income taxes $73.2 million, $57.0 million after tax ($5.06 per basic share).

(2) AMAP's results from May 16, 2003 onward have been consolidated with Salton's financial statements.

(3) Excludes $0.9 million in fiscal 2005, $4.5 million in fiscal 2004, $4.6 million in fiscal 2003, and $18.2 million in fiscal 2002 related to the loan notes to Pifco shareholders which were fully cash collateralized and excludes $7.1 million is fiscal 2005, $9.6 million in fiscal 2004, $12.1 million in fiscal 2003, and $8.4 million in fiscal 2002 related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Salton designs, markets and distributes small home appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, time products, tabletop products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions and alliances as well as internal international growth.

RECENT DEVELOPMENTS

PRIVATE DEBT EXCHANGE

     On August 26, 2005, we completed a private debt exchange offer for the outstanding 2005 Notes and the outstanding 2008 Notes. We accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, we issued an aggregate of approximately $99.1 million in principal amount of senior second lien notes (the "Second Lien Notes"), 2,039,469 shares of Salton common stock and 135,088 shares of Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7.0%, payable in cash on January 15th and July 15th of each year, with the first payment due on January 15, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by us in cash at the liquidation amount on August 26, 2010. We also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

     In connection with the debt exchange offer, we obtained the consent of the holders of a majority of the outstanding 2005 Notes and a majority of the outstanding 2008 Notes to amend the indentures governing such Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default contained in such indentures. We have entered into supplements to the indentures governing the 2005 Notes and the 2008 Notes to reflect such amendments.

     As a consequence of the debt exchange offer:

- We reduced our total interest-bearing debt by approximately $66.0 million;

- We reduced the aggregate principal amount of 2005 Notes outstanding immediately after the closing of the debt exchange offer to approximately $50 million;

- We increased the aggregate number of outstanding shares of common stock by 2,039,469 or approximately 18% of the 11,376,292 shares of common stock outstanding immediately prior to the debt exchange offer;

- We issued 135,088 shares of Series C preferred stock with a total liquidation preference of $13.5 million;

- Mr. Lester C. Lee, a new independent director designated by certain former holders of the Subordinated Notes, was elected to serve on our board of directors; and

- In the first quarter of fiscal 2006 we will record a pre-tax gain on cancellation of indebtedness of approximately $23.0 million, net of approximately $8.0 million of expenses, and before income tax.

SALE OF AMAP AND TABLETOP

     On September 29, 2005, we completed the sale of our 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, we received proceeds, net of expenses, of approximately $80.0 million in connection with the transaction. In the first quarter of fiscal 2006, we expect to record a gain of approximately $49.0 million before taxes. We expect to license and sell our George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

     On September 16, 2005, we completed the sale of certain tabletop assets to Lifetime Brands, Inc. for $14.2 million, which approximates book value, and is subject to post-closing adjustments. In connection with this transaction, we divested our Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, we entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

     Prior to May 15, 2003, our investment in AMAP was accounted for under the equity method. Since May 16, 2003, the date we increased our ownership interest from 30.8% to 52.6%, AMAP's financial results have been consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for financial statement presentation. Because management did not have a committed or approved plan to sell either our ownership interest in AMAP or the assets of the Tabletop business as of July 2, 2005, the operating results of these businesses have been included in our consolidated financial statements for 2005.

PRIVATE EXCHANGE

     On September 28, 2005, we completed a private exchange transaction with FMA CBO Funding III, LTD, in which we issued $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes.

OTHER STRATEGIC OPTIONS

     As previously disclosed in an 8-K filed on August 30, 2005, we continue to explore strategic options to satisfy our liquidity needs and improve our overall balance sheet position, including the payment of the approximately $46.0 million in aggregate principal amounts of 2005 Notes that remain outstanding after the debt exchange offer and subsequent private exchange, and enhance our operating performance. These strategic options include potential sales of assets or businesses, the creation of new foreign debt, repurchases of outstanding Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock) and further reductions in expenses.

YEAR IN REVIEW

     In 2005, Salton focused its efforts on cost reductions, near-term liquidity needs and investment for future growth. Significant savings of approximately $50.0 million were achieved domestically as a result of the cost reductions. However, sales were adversely impacted early in the year by inventory shortages and later in the year by uncertainty among our suppliers and customers, both domestically and internationally, as attention turned to our ability to repay and/or refinance the 2005 Notes. This uncertainty continued to increase during the fourth quarter when we utilized the 30 day grace period to pay interest due on the 2005 Notes in order to review our strategic options for refinancing the 2005 Notes. Additionally, foreign sales in the second-half were impacted as a result of an overall softness in the retail market, especially in Europe.

U.S. RESTRUCTURING PLAN

     As part of an effort to improve our domestic operations, we have successfully implemented our U.S. restructuring plan in an effort to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have reduced domestic expenses by more than $50.0 million. This is over $10.0 million above the expected $40.0 million we announced one year ago. As announced in the fourth quarter of fiscal 2005, we plan to implement a second U.S. cost reduction program to reduce domestic operations by an additional $25.0 million with $15.0 million to be realized in 2006 and $10.0 million to be realized in 2007.

FISCAL YEAR 2005

     We recorded certain pretax charges as part of the finalization of the (fiscal 2004) initial U.S. Restructuring Plan as follows:

- $1.0 million for consulting and legal fees, termination and severance costs and costs involved in the closure of certain distribution facilities.

FISCAL YEAR 2004

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

- $3.8 million fixed assets charge related primarily to tooling

- $1.7 million write-down of costs associated with several marketing programs that were discontinued

- $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan; and

- $0.5 million in termination and severance costs associated with the headcount reduction in the U.S.

     Other items impacting the 2004 fiscal year-end results include:

- $34.3 million impairment charge consisting of consolidated goodwill and certain other indefinite lived intangible assets (See "Impairment Loss on Goodwill and Intangible Assets").

- $6.9 million valuation allowance against certain foreign income tax credits

- $5.0 million pre-tax loss on the early extinguishment of debt

     The restructuring costs and other items listed above affected comparability of reported operating income, net income and earnings per share for fiscal year 2005 and 2004.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the years ended:

                                                            JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
-------------------------------------------------------------------------------------------------------
Net sales                                                          100.0%         100.0%          100.0%
Cost of goods sold                                                  71.1           69.8(1)         64.7
Distribution expenses                                                6.2            6.7             6.5
-------------------------------------------------------------------------------------------------------
  Gross profit                                                      22.7           23.5            28.8
Selling, general and administrative expense                         22.5           25.4            23.3
Impairment loss on goodwill and intangible assets                    0.1            3.8(2)          0.1
Restructuring costs                                                  0.1            0.2             0.0
-------------------------------------------------------------------------------------------------------
Operating (loss) income                                              0.0%          (5.9)%           5.4%
-------------------------------------------------------------------------------------------------------

(1) Includes $24.0 million (2.2% of net sales) of fourth quarter restructuring costs (See "U.S. Restructuring Plan").

(2) Consists of an aggregate of $40.9 million of impairment charges (See "Impairment Loss on Goodwill and Intangible Assets").

2005 COMPARED TO 2004

NET SALES AND GROSS PROFIT

     Salton's annual worldwide sales were $1.1 billion in each of 2005 and 2004. Sales from our foreign subsidiaries increased $60.3 million, which included $41.1 million of foreign currency fluctuation gain. These increases were offset by a $66.0 million decline in our domestic sales, which were adversely impacted in the first half of the year by inventory shortages and lower retail purchases over the prior year and the uncertainty of our suppliers and customers resulting from our increased liquidity issues in the second half of the year. Fiscal 2005 sales of the new George Foreman Grills with removable plates (The Next Grilleration) had a positive impact on domestic sales, which helped offset the decline faced in the domestic market.

     Gross profit for 2005 declined $10.7 million from $253.6 million in 2004 to $242.9 million in 2005. The 2004 gross profit included $24.0 million of fourth quarter charges in connection with the U.S. restructuring plan announced on May 11, 2004. As a percent of net sales, gross profit was 22.7% in 2005 compared to 23.5% in 2004, a decrease of 0.8%. The decrease would have been greater if the fourth quarter charges in connection with our U.S. restructuring plan were excluded from gross profit for the fiscal year 2004. The fiscal 2005 decreases are primarily a result of a higher volume of AMAP sales at substantially lower margins due to the nature of their business in the electronics industry as well as global material cost increases in plastics, steel and corrugated materials, partially offset by a $10.5 million domestic decline in distribution expenses primarily as a result of our U.S. cost reduction programs. The outlook for material costs remains uncertain. Although we have recently implemented price increases on certain products to compensate for higher material costs, the impact of the price increases is uncertain due to potential reactions of our competitors and the uncertainty of consumer acceptance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 22.5% of net sales or $240.9 million in 2005 compared to 25.4% of net sales or $273.3 million for 2004. U.S. operations reduced selling, general and administrative expenses by $52.3 million. These decreases were partially offset by $11.5 million in international increases driven by our European expansion and growth in South Africa as well as $8.4 million from foreign currency increases.

     Domestic selling, general and administrative expense decreases for fiscal year 2005 were primarily driven by a $32.8 million decline in promotional expenditures for television, royalty expense, certain other media and cooperative advertising, and trade show expenses. The $32.8 million decreases included a

$20.6 million reduction in cooperative advertising and an $11.0 million decrease in direct and infomercial advertising expenditures. In addition, we reduced selling, general and administrative salary expenses by $7.5 million. These decreases were primarily from the efforts of our cost reduction programs.

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

     At the end of the fourth quarter of fiscal year 2005, we performed the annual impairment test required by SFAS No. 142, "Goodwill and Other Intangible Assets." Upon completion of the test, it was determined that a pre-tax impairment charge of $3.2 million was necessary to reflect management's decisions regarding certain underperforming product lines and related trademarks.

     At the end of the third quarter of fiscal 2004, management determined that the combination of the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirements for its senior secured credit facility and a downgrade in its debt rating could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. An interim impairment test was conducted at that time and we determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. We recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX, of $6.1 million. Upon completion of its annual impairment test at the end of the fourth quarter 2004, we determined that an additional charge of $6.5 million was necessary against trademarks impacted by the adoption of its U.S. restructuring plan.

RESTRUCTURING COSTS

     As a result of our U.S. restructuring plan, we incurred $1.0 million in restructuring costs during 2005 consisting of consulting and legal costs as well as termination and severance costs associated with the U.S. headcount reduction. See "U.S. Restructuring Plan" for a discussion of certain pretax charges in the fourth quarter of fiscal 2004 in connection with our U.S. restructuring plan.

NET INTEREST EXPENSE

     Net interest expense was $53.3 million for fiscal 2005 and $40.2 million for fiscal 2004. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 9.8% in fiscal 2005 compared to 8.9% in fiscal 2004. The average amount of all debt outstanding was $475.5 million for fiscal 2005 compared to $413.5 million for fiscal 2004.

INCOME TAXES

     Income tax expense was a tax benefit of $10.1 million in fiscal 2005, compared to a tax benefit of $20.1 million in fiscal 2004. The effective tax benefit rate for federal, state, and foreign income taxes was approximately 18.2% in 2005 versus approximately (18.7)% in 2004. The effective tax benefit rate in 2005 is lower than the statutory U.S. Federal and State rates due to $5.5 million of additional U.S. tax provided on the accumulated earnings of the South African subsidiary that was sold subsequent to year end, $2.4 million of additional tax adjustments to certain year end deferred tax accounts related to various prior periods and foreign rates which differ from those in the U.S. In 2004 the tax benefit rate differed from the statutory U.S. Federal and State rates due to $13.3 million of non-deductible goodwill that was written off as a result of an impairment charge, $6.9 million of tax reserves provided as a valuation allowance against certain foreign income tax credits that have a ten year life for U.S. tax purposes and the effect of foreign rates that differ from those in the U.S.

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

     The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. At the beginning of 2004, management believed that projected operating results would validate the amount of goodwill and other intangible assets on the financial statements. As discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, shortfalls in future operating results or the application of more conservative market assumptions could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. Management determined that the combination of the shortfall beginning in the third quarter in meeting projected operating results along with the our inability to meet financial debt covenants required for the senior secured credit facility for two consecutive quarters and a downgrade in the debt rating could have such an adverse effect, and as such, an interim impairment test was necessary. A valuation of goodwill and other intangible assets was conducted. The valuation incorporated performance through the third quarter. The valuation did not incorporate the future U.S. restructuring plan that management started in the fourth quarter of fiscal 2004.

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

NET INTEREST EXPENSE

     Net interest expense was $40.2 million for both fiscal 2004 and fiscal 2003. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.9% in fiscal 2004 and 8.4% in fiscal 2003. The average amount of all debt outstanding was $413.5 million for fiscal 2004 compared to $444.4 million for fiscal 2003. This was a result of lower average borrowings under the current and former revolver and term loan agreement and our repayment of certain other obligations.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the fourth quarter of fiscal year 2004, the Company incurred a non-cash pretax charge of $5.0 million for the write-off of unamortized financing costs under the previous credit agreement. (See Liquidity discussion surrounding new financing arrangements).

FAIR MARKET VALUE ADJUSTMENT ON DERIVATIVES

     Salton Europe uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. In fiscal 2003, we recognized a pre-tax benefit for an increase in the fair market value of the derivatives of $2.5 million, or $1.8 million net of tax, from foreign exchange contracts that did not qualify as cash flow hedges for accounting purposes in accordance with U.S. GAAP. All subsequent foreign exchange contracts entered into by the Company met the conditions of SFAS No. 133 to qualify as cash flow hedges and were recorded as such.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured credit facility. In 2005, Salton's operations used $17.3 million in cash flow, compared with proceeds of $23.1 million in 2004. This decrease is primarily a result of a reduction in our accounts payable. Our accounts payable balances declined as a result of tightening credit terms in the second half of fiscal 2005 as the Company faced the December maturity of its $125.0 million 2005 bonds and restructuring alternatives. On June 15, 2005, the Company announced that it would utilize the 30 day grace period under the indentures to pay interest due on the 2005 notes. This interest was paid on July 14, 2005. However, as a result of these uncertainties, the Company has experienced tightening credit terms from its sources of supply.

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

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling, South African Rand and Australian Dollar against United States dollars.

INVESTING ACTIVITIES

     In 2005, we had $17.2 million in proceeds from the sale of property and investments, primarily from the sale of a distribution warehouse in Europe. We subsequently entered into an operating lease agreement of this warehouse. In addition, we incurred approximately $9.3 million for capital expenditures.

FINANCING ACTIVITIES

     We had net proceeds from worldwide credit facilities of $27.8 million. These proceeds were offset by $2.6 million of financing costs associated with refinancing activities and $2.3 million in distributions to minority shareholders.

SENIOR SECURED CREDIT FACILITY

     On June 15, 2004, we entered into amended and restated senior secured credit facility with Silver Point Finance, LLC which currently provides us with the ability to borrow up to approximately $188 million pursuant to a revolving line of credit, letters of credit and a $100.0 million term loan. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of December 31, 2007 and is subject to a prepayment premium of 4.50% if the facility is repaid by June 15, 2006 and 3.50% if the facility is repaid thereafter.

     As of September 23, 2005, we had borrowed $147.7 million under the senior secured credit facility and had approximately $6.5 million available under this facility for future borrowings.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.0% (or 5.0% after March 31, 2006), equaling 10.0% at September 26, 2005; or the Base Rate (prime rate), plus 4.0% (or 3.0% after March 31, 2006), equaling 10.75% at September 26, 2005. The Company has the option to convert any base rate loan to LIBOR rate loan. LIBOR rate loans are to be no lower than a rate of 7.0%.

     Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under our senior secured credit facility, we are required to comply with a minimum EBITDA and consolidated fixed charge coverage ratio. We are also required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders.

     We are required by the terms of a fourth amendment dated September 22, 2005 to our senior secured credit facility to prepay the outstanding principal amount of the original $100.0 million term loan included therein with the proceeds received in connection with the sale of certain of our tabletop assets and the sale of our 52.6% ownership interest in AMAP.

     Under the terms of the senior secured credit facility, as amended by the fourth amendment, we are required to request one or more additional term loans on or prior to October 4, 2005; provided that the sum of the outstanding principal amount of the original term loan and these additional term loans must equal $100.0 million. We are required by the terms of the senior secured credit facility, as amended by the fourth amendment, to: (1) the first approximately $24.9 million of our borrowings under the additional term loan to prepay the outstanding amount of the revolving line of credit under the senior secured credit facility; and (2) place $50.0 million of such borrowings into an interest-bearing cash collateral account. We may use the remaining proceeds of the additional term loan for general corporate purposes.

     Subject to certain terms and conditions, including the absence of any default or event of default, we may use the $50.0 million cash collateral account to purchase, prepay or redeem the outstanding 2005 Notes. To the extent that we issue Second Lien Notes and/or equity in exchange for 2005 Notes prior to the maturity of the 2005 Notes, we are permitted to obtain funds from the cash collateral account in an amount equal to the reduction of the principal amount of the 2005 Notes affected by such exchange.

     Events of default under our senior secured credit facility include, but are not limited to: (a) our failure to pay principal or interest when due; (b) our material breach of any representation or warranty; (c) covenant defaults; (d) our default with respect to any other debt with an outstanding principal amount in excess of $1.0 million if the effect thereof is to accelerate or permit the acceleration of such debt; and (e) events of bankruptcy.

     The senior secured credit facility is secured by all of our tangible and intangible assets and all of the tangible and intangible assets of our domestic subsidiaries and a pledge of the capital stock of our domestic subsidiaries and the capital stock of certain of our foreign subsidiaries. The senior secured credit facility is unconditionally guaranteed by each of our direct and indirect domestic subsidiaries.

SECOND LIEN CREDIT AGREEMENT

     On August 26, 2005, in connection with the closing of our debt exchange offer, we entered into a second lien credit agreement with The Bank of New York, as agent, which provides for the issuance of up to $110 million aggregate principal amount of Second Lien Notes. We issued approximately $99.1 million of Second Lien Notes in connection with our debt exchange offer. We subsequently issued an additional $4.1 million of Second Lien Notes in connection with our private exchange We may add additional lenders under the second lien credit agreement through the issuance of additional Second Lien Notes as long as the aggregate principal amount of the Second Lien Notes does not exceed $110 million.

     The second lien credit agreement and the Second Lien Notes have a maturity date of March 31, 2008. The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, equaling 11.06125% for the first interest period after the closing of the debt exchange offer, payable in cash on January 15th and July 15th of each year, commencing January 15, 2006. The default rate is LIBOR plus 10%.

     The Second Lien Notes are redeemable by us at our option, in whole or in part, at any time at a redemption price equal to the following percentage of the principal amount so redeemed, plus accrued and unpaid interest up to the redemption date:

- if the redemption occurs prior to the first anniversary of the consummation of the debt exchange offer, 102%;

- if the redemption occurs between the first anniversary and second anniversary of the closing of the debt exchange offer, 101%; and thereafter, 100%.

     The second lien credit agreement contains covenants that are substantially the same as the covenants contained in our senior secured credit facility. Under the terms of the second lien credit agreement, to the extent that the lenders under our senior secured credit facility amend or modify the covenants under such facility, the parallel covenants under the second lien credit agreement shall be automatically deemed amended or modified; provided that the lenders under our senior secured credit facility may not amend or modify the covenant limiting the maximum amount of our senior secured credit facility to the difference between (x) $287 million and (y) the aggregate principal amount of Second Lien Notes issued in connection with our debt exchange offer.

     The second lien credit agreement allows us, subject to the conditions in our senior secured credit facility, to purchase, prepay or redeem Subordinated Notes at any time after the debt exchange offer; provided that, with respect to 2008 Notes, (1) we must have a minimum level of availability under our senior secured credit facility of at least $4 million after giving effect to any such purchases and (2) the aggregate amount spent by us to purchase 2008 Notes does not exceed $11 million.

     Notwithstanding the foregoing, we may spend more than $11 million in the aggregate to purchase 2008 Notes if we meet the foregoing conditions and we optionally prepay or redeem on a ratable basis a cumulative portion of the Second Lien Notes as follows (percentages and amounts assume that we issued $110 million of aggregate principal amount of Second Lien Notes in connection with the debt exchange offer):

                                                              PERMITTED ADDITIONAL
CUMULATIVE PERCENTAGE                                         AMOUNTS AVAILABLE TO
OF THE SECOND LIEN NOTES REDEEMED                              PURCHASE 2008 NOTES
----------------------------------------------------------------------------------
9%                                                            $          2 million
18%                                                           $          5 million
27%                                                           $          9 million
36%                                                           $         14 million
45%                                                           $         20 million
54%                                                           $         27 million
63%                                                           $         35 million
72%                                                           $         44 million
81%                                                           $         54 million
90%                                                           $         66 million
100%                                                          $         78 million

     Subject to the Intercreditor Agreement described below, if an event of default (other than an event of default resulting from certain events of bankruptcy, insolvency or reorganization) occurs and is continuing, the second lien agent and the holders of at least 66 2/3% in principal amount of Second Lien Notes then outstanding may declare the principal of and accrued but unpaid interest on all of the Second Lien Notes to be due and payable. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the principal of and interest on all of the Second Lien Notes shall automatically become immediately due and payable without notice or demand of any kind.

     The Second Lien Notes are our senior secured obligations and rank: (a) senior in right of payment to all of our existing and future subordinated debt, including the Subordinated Notes; and (b) equal in right of payment with all of our other existing and future senior debt, including indebtedness outstanding under our senior secured credit facility.

     The Second Lien Notes are secured by a second-priority lien on substantially all of our domestic assets and a pledge of the capital stock of our domestic subsidiaries and certain of our foreign subsidiaries. The Second Lien Notes are also unconditionally guaranteed by each of direct and indirect domestic subsidiaries.

INTERCREDITOR AGREEMENT

     The agent and co-agent for our senior secured credit facility, on the one hand, and the second lien agent for our second lien credit agreement entered into an intercreditor agreement dated as of August 26, 2005 which provides that, among other things, any lien on collateral held by or on behalf of the second lien agent or any holder of the Second Lien Notes that secures all or any portion of the Second Lien Notes will in all respects be junior and subordinate to all liens granted to the lenders under our senior secured credit facility. At any time that the agent or co-agent under our senior secured credit facility notifies the second lien agent in writing that an event of default has occurred and is continuing under such facility, then the second lien agent and the holders of the Second Lien Notes will not have any right to exercise any secured creditor remedies (including without limitation, foreclosing or otherwise realizing upon collateral) or take certain other actions (including, without limitation, commencing or causing to be commenced or joining with any creditor in commencing any insolvency proceeding) until the first to occur of (a) payment in full in cash of all obligations under our senior secured credit facility after or concurrently with termination of all commitments to extend credit thereunder, (b) the date upon which the agent or co-agent under our senior secured credit facility shall have waived or acknowledged in writing the termination of such event of default or (c) 270 days following receipt of such notice by the second lien agent (a "standstill period"). Only two standstill periods may be commenced within any 360 day period, and no subsequent standstill period may be commenced within 60 days after the termination of the immediately preceding standstill period.

     The intercreditor agreement also substantially limits the rights of the second lien agent and the holders of the Second Lien Notes in an insolvency proceeding. The intercreditor agreement requires the net proceeds from the sale of collateral to be applied first to our obligations under our senior secured credit facility and then to our obligations under the second lien credit agreement.

SENIOR SUBORDINATED NOTES

     In addition to borrowings under our senior secured credit facility, we issued $125.0 million of 2005 Notes and $150.0 million of 2008 Notes.

     In connection with our debt exchange offer, on August 26, 2005 we accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer. On September 28, 2005, we issued approximately $4.1 million of Senior Lien Notes in exchange for $4.0 million of 2005 Notes.

     Interest is payable on the 2005 Notes on June 15th and December 15th of each year. On July 14, 2005, we made the June 15th interest payment due on the 2005 Notes within the thirty-day grace period permitted by the indenture governing the 2005 Notes. Interest is payable on the 2008 Notes on April 15th and October 15th of each year.

     In connection with our debt exchange offer, we obtained the consent of the holders of a majority of the outstanding 2005 Notes and a majority of the outstanding 2008 Notes to amend the indentures governing such Subordinated Notes to eliminate substantially all of the substantive covenants (other than these dealing with certain asset sales and the application of proceeds therefrom and changes of control) and certain events of default (other than these dealing with the payment of interest and principal when due) contained in such indentures. We have entered into supplements to the indentures governing the 2005 Notes and 2008 Notes to reflect such amendments.

     Our Subordinated Notes are general unsecured obligations and are subordinated to all our current and future senior debt, including all borrowings under our senior secured credit facility and the Second Lien Notes. The Subordinated Notes rank equally with all our other existing and future senior subordinated indebtedness.

     Our current and future domestic restricted subsidiaries jointly and severally guarantee our payment obligations under the Subordinated Notes on a senior subordinated basis. The guarantees rank junior to all senior debt of the guarantors (including guarantees under our senior secured credit facility) and equally with all other senior subordinated indebtedness of the guarantors.

OTHER CREDIT FACILITIES

     We maintain credit facilities outside of the United States that locally support our foreign subsidiaries operations and working capital requirements. These facilities are at current market rates in those localities and at certain peak periods of the year, are secured by various assets.

SERIES C PREFERRED STOCK

     On August 26, 2005, we issued 135, 088 shares of our Series C preferred stock with a total liquidation preference of $13.5 million. Our restated certificate of incorporation authorizes us to issue up to 150,000 shares of Series C preferred stock.

     The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon our liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series our preferred stock and (c) senior, in preference of, and prior to all of our now or hereafter issued common stock.

     Except as required by law or by certain protective provisions in our restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

     In the event of our liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of our assets available for distribution to our stockholders an amount in cash equal to $100 per share (the "Series C Preferred Liquidation Preference"), before any distribution is made to the holders of our convertible preferred stock, our common stock or any other of our capital stock ranking junior as to liquidation rights to the Series C preferred stock.

     In the event of a change of control (as defined in our restated certificate of incorporation), each holder of shares of Series C preferred stock will have the right to require us to redeem such shares at a redemption price equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through the change of control. The redemption price is payable on a date after a change of control that is 91 days after the earlier of (x) the date on which specified debt (including indebtedness under our senior secured credit facility, the second lien credit agreement, the indentures under which the Subordinated Notes were issued, and restatements and refinancings of the foregoing) matures and (y) the date on which all such specified debt is repaid in full, in an amount equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through such change of control payment date. The certificate of designation for the Series C preferred stock provides that, in the event of a change of control, we shall purchase all outstanding shares of Series C preferred stock with respect to which the holder has validly exercised the redemption right before any payment with respect to the redemption of convertible preferred stock upon such change of control.

     We may optionally redeem, in whole or in part, the Series C preferred stock at any time at a cash price per share of 100% of the then effective Series C Preferred Liquidation Preference per share. On the fifth anniversary of the issuing date, we will be required to redeem all outstanding shares of Series C preferred stock at a price equal to the Series C Preferred Liquidation Preference per share, payable in cash.

CONVERTIBLE PREFERRED STOCK

     On July 28, 1998, we issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if we breach, in any material respect, any of the material obligations in the preferred stock agreement or our restated certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of our common stock (reflecting an $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of our common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on our Board of Directors.

     In the event of a change in control, each preferred shareholder has the right to require to redeem the shares at a redemption price equal to the Liquidation Preference (defined below) plus interest accrued thereon at a rate of 7% per annum compounded annually each anniversary date from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003.

     In the event of a liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the convertible preferred stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the "Liquidation Preference"), before any distribution is made to the holders of any our common stock or any other of its capital stock ranking junior as to liquidation rights to the convertible preferred stock.

     We may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of our common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current conversion price. On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company's option in cash or shares of our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. This Statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. This

Statement requires retrospective application of a new accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on its financial condition, results of operations, or cash flows.

     In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets: An Amendment of APB Opinion No. 29." APB Opinion No. 29 provided certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends the guidance in that Opinion by replacing the exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance in a nonmonetary exchange exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on its financial condition, results of operations, or cash flows.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs: An Amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal inventory costs, such as idle facility expense, freight, handling costs, and wasted materials, by requiring those items be recognized as current period charges. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and should be applied prospectively. The Company will be adopting this Statement for the first quarter of fiscal 2006, beginning July 3, 2005, and does not expect a material impact on its financial condition, results of operations, or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This Interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this interpretation on its financial statements.

     In December 2004, the FASB issued Statement No. 123(R), "Share Based Payment", which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. This Statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting this Statement for the first quarter of fiscal 2006, beginning July 3, 2005. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of the beginning of fiscal 2006. For the years ended July 2, 2005, July 3, 2004 and June 28, 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been $1.5 million, $1.5 million and $2.0 million, respectively. Based on the Company's analysis of unvested options as of July 3, 2005, the estimated impact of adopting SFAS No. 123(R) will be to add approximately $0.3 million, net of tax benefits, to our annual operating expense. This amount is subject to change should management grant additional stock options.

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

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at July 2, 2005 and July 3, 2004, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION -- The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 50.7% and 53.7% of the Company's inventories as of 2005 and 2004, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 4 "Inventories."

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

     INTANGIBLE ASSETS -- We record intangible assets through transactions and acquisitions. The cost of acquisitions are allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of June 30, 2002 are not amortized to expense but rather assessed annually for impairment. Other intangible assets that have an indefinite life are also assessed annually for impairment.

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

COMMITMENTS AND CONTINGENCIES

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                    PAYMENTS DUE BY PERIOD
                                                          ------------------------------------------
                                                            WITHIN         2-3        4-5    AFTER 5
                                                 TOTAL      1 YEAR       YEARS      YEARS      YEARS
----------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Long-Term Debt(1)                             $357,446    $ 94,467(2) $262,979               $    --
Short-Term Debt                                 22,056      22,056          --    $    --         --
Capital Lease Obligations                        1,709         197       1,005        507         --
Operating Leases                                80,134      10,708      17,711     12,644     39,071
----------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations            $461,345    $127,428    $281,695    $13,151    $39,071
----------------------------------------------------------------------------------------------------

(1) Reflects commitments subsequent to July 2, 2005 for debt exchange of senior subordinated notes due 2005 and 2008 for senior second lien notes due 2008. Amounts do not include interest payments.

(2) Includes $0.9 million of loan notes that are fully funded by cash held in escrow. Also, includes $47.6 million of borrowings as of July 2, 2005 under the senior secured revolving credit facility that is classified as current because the agreement includes a subjective acceleration clause and the Company's lockbox account is currently under the exclusive dominion and control of the senior lenders. Additionally, includes $46.0 million Senior Subordinated debt due December 15, 2005.

                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ------------------------------------------
                                                 TOTAL      WITHIN         2-3        4-5    AFTER 5
                                               AMOUNTS      1 YEAR       YEARS      YEARS      YEARS
----------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
License Agreements(1)                         $19,594     $  5,391    $ 10,644    $ 3,209    $   350
Pension Plan Contributions(2)                   1,720        1,720          --         --         --
Lawsuit Settlement(3)                           1,400        1,400
Foreman Agreement(4)                            3,750        3,000         750         --         --
Sonex Earn-Out Consideration(5)                    --           --          --         --         --
----------------------------------------------------------------------------------------------------
Total Commercial Commitments                  $26,464     $ 11,511    $ 11,394    $ 3,209    $   350
----------------------------------------------------------------------------------------------------

(1) Includes non-cancelable license agreements. Several of these commitments have the option to be extended at the option of management. Payments beyond the original agreement have not been included above.

(2) Contributions to the Company's defined benefit plans are determined annually based on actuarial valuations. Future period contribution reflect known commitments.

(3) Settlement relating to preferential payments under the U.S. Bankruptcy code.

(4) Agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line.

(5) Additional consideration to be paid to Sonex International Corporation based on net sales after allowances, commencing after net sales of Sonex products exceed $20.0 million. As of July 2, 2005, the Company will continue to accrue and shall owe up to an additional $2.8 million.

FORWARD LOOKING

     We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

     We believe that (a) future cash flow from operations based on our current level of operations, (b) available borrowings under our senior secured credit facility, second lien credit agreement and other sources of debt funding and (c) funds from the sale or monetization of certain assets will be adequate to meet our anticipated requirements for current capital expenditures, working capital requirements, interest and income tax payments and scheduled debt payments, including the remaining outstanding 2005 Notes, for the next twelve months. Our ability to satisfy our anticipated liquidity requirements, however, is subject to several assumptions, some of which are beyond our control, including: (a) general economic, financial, competitive and other factors; (b) our continued compliance with covenants in our debt instruments; and (c) our ability to repurchase Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock). If we are unable to satisfy our liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

     Factors that could affect our liquidity and capital resources are also discussed in Item 1. "Business -- Risk Factors."

UNAUDITED PRO FORMA FINANCIAL INFORMATION

     As described in Recent Developments, we completed the debt exchange offer on August 26, 2005 and we completed the sale of our 52.6% interest in AMAP on September 29, 2005.

     The unaudited pro forma condensed consolidated financial information shown below is based on audited historical financial statements of the Company. The unaudited pro forma financial information presented reflects the estimated pro forma effect of the debt exchange and the disposition of AMAP (the "Transactions"). In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," the debt exchange will be treated as a troubled debt restructuring.

     The unaudited pro forma condensed consolidated balance sheet of the Company reflects the Transactions as if they occurred on July 2, 2005. The unaudited pro forma condensed consolidated statement of operations for the year ended July 2, 2005 reflects the Transactions as if they had occurred on July 4, 2004. The pro forma adjustments are based on the operating results for AMAP during the period presented, and the reduction and reclassification of debt and gains resulting from the Transactions.

     The pro forma financial information is based on presently available information and is not necessarily indicative of the results that would have been reported had the transactions actually occurred on the dates specified. The pro forma gains on the Transactions are based on book values of assets and liabilities, as well as interest rates and exchange rates as of July 2, 2005. The final accounting for the Transactions will be finalized prior to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005. The Company's actual recording of the Transactions may differ from the pro forma financial information. The pro forma financial information does not purport to indicate the future consolidated financial position or future consolidated results of operations of the Company.

SALTON, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JULY 2, 2005
(IN THOUSANDS)

                                                                 DEBT     DISPOSITION           PRO
                                                HISTORICAL   EXCHANGE     OF AMAP(12)         FORMA
---------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                           $ 50,791                 $   (35,934)    $  14,857
  Compensating balances on deposit                 34,355                          --        34,355
  Accounts receivable                             166,089                     (25,909)      140,180
  Inventories                                     233,414                     (38,349)      195,065
  Asset held for sale                                 998                          --           998
  Prepaid expenses and other current assets        17,086    $ (2,249)(1)      (1,039)       13,798
  Deferred income taxes                             6,220                        (697)        5,523
---------------------------------------------------------------------------------------------------
         Total current assets                     508,953      (2,249)       (101,928)      404,776
Net Property, Plant and Equipment                  54,230          --          (4,003)       50,227
Tradenames                                        181,515                      (1,475)      180,040
Non-Current Deferred Tax Asset                     49,275      (9,846)(2)     (17,146)(13)   22,283
Other Assets                                       13,815      (1,128)(3)      (2,259)       10,428
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                     $807,788    $(13,223)    $  (126,811)    $ 667,754
---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited pro forma condensed consolidated balance sheet.

SALTON, INC.

AS OF JULY 2, 2005
(IN THOUSANDS)

                                                                 DEBT     DISPOSITION            PRO
                                               HISTORICAL    EXCHANGE     OF AMAP(12)          FORMA
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current
    debt                                        $ 70,730                  $   (47,551)(14) $  23,179
  Senior subordinated notes -- current            45,990                                      45,990
  Accounts payable                               117,209    $  5,062(4)       (30,955)        91,316
  Accrued expenses                                57,725       2,993(5)        (9,334)        51,384
  Income taxes payable                            11,417          --           (7,042)         4,375
----------------------------------------------------------------------------------------------------
         Total current liabilities               303,071       8,055          (94,882)       216,244
Non-Current Deferred Income Taxes                  3,334          --               --          3,334
Senior Subordinated Notes                        235,397    (168,966)(6)           --         66,431
Term Loan and Other Notes Payable                101,512                      (29,964)(14)    71,548
Senior Secured Notes                                         120,964(7)            --        120,964
Series C Preferred Stock                              --       8,114(8)            --          8,114
Other Long Term Liabilities                       20,283          --               --         20,283
----------------------------------------------------------------------------------------------------
         Total liabilities                       663,597     (31,833)        (124,846)       506,918
Minority Interest                                 24,263                      (24,263)            --
Convertible Preferred Stock                       40,000                           --         40,000
Stockholders' Equity:
  Common stock                                       148          20(9)            --            168
  Treasury stock -- at cost                      (65,793)                          --        (65,793)
  Additional paid-in capital                      55,441       2,130(10)           --         57,571
  Accumulated other comprehensive income          11,513                       (6,663)         4,850
  Parent company investment                                                        --(15)         --
  Retained earnings                               78,619      16,460(11)       28,961(16)    124,040
----------------------------------------------------------------------------------------------------
         Total stockholders' equity               79,928      18,610           22,298        120,836
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $807,788    $(13,223)     $  (126,811)     $ 667,754
----------------------------------------------------------------------------------------------------

See accompanying notes to unaudited pro forma condensed consolidated balance sheet.

---------------

 (1) Reflects the elimination of costs associated with the exchange offer.

 (2) Reflects the income tax effect of the gain on the debt exchange.

 (3) Reflects the write-off of unamortized financing fees, prorated for the redeemed 2005 and 2008 bonds.

 (4) Reflects the accrual of additional costs associated with the debt exchange.

 (5) Reflects the reversal of accrued interest of $2.8 million on the redeemed 2005 and 2008 bonds, which is forgiven under the terms of the debt exchange, and the inclusion of interest due January 15, 2006 of $5.8 million on the new notes.

 (6) Reflects the elimination of the extinguished 2005 and 2008 bonds.

 (7) Reflects the future cash payments of the new notes, including interest of $22.2 million, as required under the provisions of SFAS No. 15, "Accounting for Debtors and Creditors for Troubled Debt Restructurings."

 (8) Reflects the present value of $13.5 million of liquidation value, redeemable in 5 years, based on a discount rate of 10.73%.

 (9) Reflects the par value of 2,039,469 shares of common stock issued in connection with the debt exchange

(10) Reflects the market value of 2,039,469 shares of common stock as of July 2, 2005 ($1.13 per share), less par and prorated issuance costs.

(11) Represents the gain, net of income tax of $9.8 million, on the exchange of debt, accounted for in accordance with SFAS No. 15.

(12) Reflects the elimination of AMAP's assets and liabilities.

(13) Reflects the income tax effect of the gain on the disposition of AMAP.

(14) Reflects the amount of debt to be paid using the proceeds from the disposition.

(15) Reflects the elimination of the investment in AMAP.

(16) Represents the gain, net of income tax of $17.1 million, on the disposition of AMAP.

SALTON, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 2, 2005
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   DEBT     DISPOSITION             PRO
                                                HISTORICAL     EXCHANGE      OF AMAP(5)           FORMA
-------------------------------------------------------------------------------------------------------
Net sales                                      $ 1,071,012   $       --     $ (289,276)     $   781,736
Cost of goods sold                                 761,254           --       (221,671)         539,583
Distribution expenses                               66,848           --        (12,169)          54,679
-------------------------------------------------------------------------------------------------------
Gross profit                                       242,910           --        (55,436)         187,474
Selling, general and administrative expenses       240,857           --        (33,047)         207,810
Impairment loss on intangible assets                 3,211                                        3,211
Restructuring costs                                  1,015           --             --            1,015
-------------------------------------------------------------------------------------------------------
Operating (loss) income                             (2,173)          --        (22,389)         (24,562)
Interest expense, net                               53,332      (17,354)(1)     (7,808)(6)       28,170
Gain on early extinguishment of debt(4)                 --           --             --               --
-------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and
  minority interest                                (55,505)      17,354        (14,581)         (52,732)
Income tax (benefit) expense                       (10,107)       6,496(2)      (4,466)(7)       (8,077)
Minority interest, net of tax                        6,389           --         (6,389)              --
-------------------------------------------------------------------------------------------------------
Net (loss) income                                  (51,787)  $   10,858     $   (3,726)     $   (44,655)
-------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding      11,373,919    2,039,469(3)                   13,413,388
Weighted average common and common equivalent
  shares outstanding                            11,373,919    2,039,469(3)                   13,413,388
Net (loss) income per common share: basic      $     (4.55)                                 $     (3.33)
-------------------------------------------------------------------------------------------------------
Net (loss) income per common share: diluted    $     (4.55)                                 $     (3.33)
-------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited pro forma condensed consolidated statement of operations.
(1) Reflects the elimination of interest expense associated with exchanged 2005 and 2008 notes, offset with accreted interest on the Series C Preferred Stock.

(2) Reflects the income tax effects of adjustment (1), based on a 37.43% tax rate.

(3) Reflects the issuance of common stock in connection with the debt exchange.

(4) Does not include the anticipated gain before taxes of approximately $24.0 million from early extinguishment of debt to be accounted for in accordance with SFAS No. 15.

(5) Does not include the gain before taxes on the sale of AMAP of approximately $49.0 million.

(6) Includes the elimination of interest expense of $6.2 million related to the Company's debt as a result of the extinguishment of certain of its debt with the proceeds from the disposition.

(7) Includes the income tax effects of adjustment (6), based on a 37.43% tax rate.

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risk

     We use derivative financial instruments to manage interest rate and foreign currency risk. Our objectives in managing our exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs through the use of interest rate swaps. Our objectives in managing our exposure to foreign currency fluctuations is to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows. We do not enter into derivative financial instruments for trading purposes. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt, and hedge foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts. The following tables provide information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major risk exposures are changing interest rates in the United States and foreign currency commitments in our foreign subsidiaries. The fair values of our long-term, fixed rate debt and foreign currency forward contracts were estimated based on dealer quotes. The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.

                            2006       2007       2008       2009       2010     THEREAFTER     TOTAL      FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
FISCAL YEAR 2005
Liabilities:

Short-term loan            $22,056                                                             $ 22,056     $ 22,056
  Average interest rate       5.42%

Long-term debt:
  Fixed rate amount(1)     $45,990              $ 59,881                                       $105,871     $ 58,038
  Average interest rate      10.75%                12.25%
  Variable rate amount(2)  $47,551              $203,098                                       $250,649     $204,832
  Average interest
    rates(3)                  8.27%                 9.66%

                            2005       2006       2007       2008       2009     THEREAFTER     TOTAL      FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
FISCAL YEAR 2004
Liabilities:

Short-term loan            $10,980                                                             $ 10,980     $ 10,980
  Average interest rate       4.40%

Long-term debt:
  Fixed rate amount                  $125,000              $150,000                            $275,000     $225,250
  Average interest rate                 10.75%                12.25%
  Variable rate amount     $32,653              $100,000                                       $132,653     $132,653
  Average interest rates      7.25%                 7.25%

---------------

(1) The current portion of the long-term fixed rate debt amount consists of Sr. Subordinated Notes due December 15, 2005. This amount does not include $66,031 of extinguished Sr. Subordinated Notes related to the debt exchange subsequent to year end (see Note 20, "Subsequent Events" footnote).

(2) The variable rate amount due fiscal 2008 consists of $100,000 senior secured credit facility and $103,098 of Second Lien Notes (see Note 20, "Subsequent Events" footnote)

(3) The average interest rate on the variable rate debt due fiscal 2008 is the weighted average rate of the senior secured credit facility and the Second Lien Notes. The variable rate senior secured credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a LIBOR rate plus an applicable margin. The variable rate on the Second Lien Credit facility is set at a LIBOR rate plus an applicable margin.

     We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedge residual balance sheet exposures. At July 2, 2005, we had forward contracts outstanding for the purchase of $52.8 million over the course of the next twelve months, which had an aggregate fair value of $2.3 million.

ITEM 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM 9A.  Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

     Salton carried out an evaluation, under the supervision and with the participation of Salton's management, including Salton's Chief Executive Officer and Senior Financial Officer, of the effectiveness of the design and operation of Salton's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 2, 2005. Based upon that evaluation, the Chief Executive Officer and Senior Financial Officer concluded that Salton's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Salton's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company's management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on the assessment, Salton's management has concluded that, as of July 2, 2005, the Company did not maintain effective internal control over financial reporting. This determination resulted from issues related to the preparation and review of its income tax provision and related income tax accounting procedures as described below. Management has determined that this control deficiency constitutes a material weakness as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

     In the course of its assessment, management determined that the loss of key personnel late in the year placed additional burden on the Company's resources to complete all year end tax procedures and reviews on a timely basis including reconciliations that are designed to ensure the recording of proper amounts and classifications in the tax accounts. This situation was compounded by several complex domestic and international tax matters including the Company's debt exchange offer and the sale of AMAP, coupled with the need for tax management to quickly retain and manage external resources new to the Company's structure. These conditions resulted in more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements with respect to income taxes would not have been prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions. Specifically, errors were detected by the Company's independent registered public accounting firm, Deloitte & Touche LLP, that resulted in an adjustment to current and deferred income tax expense and accrued income tax balances. These errors were corrected, and the corrections are reflected in the audited consolidated financial statements for the year ended July 2, 2005.

     Remediation of the issue began prior to year end with the retention of external resources to supplement the Company's tax personnel, and it continues with their growing knowledge of the Company. With the completion of the Company's debt exchange offer and sale of AMAP, internal resources are less constrained and the Company is in a stronger position financially to attract and hire additional quality personnel, which is underway.

     The Company's independent registered public accounting firm, Deloitte & Touche LLP, have issued an attestation report on management's assessment of the Company's internal control over financial reporting, as of July 2, 2005. That report appears below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There was no change in internal control over financial reporting that occurred in the fourth quarter of fiscal 2005, that has materially affected or is reasonably likely to materially affect Salton's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

     We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that Salton, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

- The Company's controls over the calculation of the income tax provision, taxes payable and deferred income tax amounts did not operate effectively as of July 2, 2005. In particular, the Company did not have a sufficient number of personnel with adequate expertise in domestic and foreign income tax accounting matters. Additionally, account reconciliations, which are necessary to detect whether income tax amounts are calculated properly and recorded in the proper period, were not completed and reviewed in time to permit timely reporting of financial results. The ineffective controls resulted in audit adjustments to the provision for income taxes identified by us that were recorded by the Company. Although the recorded adjustments were not material to the consolidated financial statements, we concluded that due to the potential that a material misstatement could occur related to income taxes and due to the absence of mitigating controls, there was more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

     In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 2, 2005, of the Company and our report dated September 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Chicago, Illinois
September 28, 2005

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the

Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     This table shows information about the securities authorized for issuance under our equity compensation plans as of July 2, 2005.

                                                   (A)                    (B)

                                                             WEIGHTED-AVERAGE
                               NUMBER OF SECURITIES TO      EXERCISE PRICE OF
                               BE ISSUED UPON EXERCISE   OUTSTANDING OPTIONS,
                               OF OUTSTANDING OPTIONS,           WARRANTS AND
                                   WARRANTS AND RIGHTS                 RIGHTS
-----------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders(1)                                 1,512,580          $ 8.72
Equity compensation plans not
  approved by security
  holders(2)                                 1,090,830          $20.73
-----------------------------------------------------------------------------
TOTAL                                        2,603,410          $13.75
-----------------------------------------------------------------------------

                                                   (C)
                                  NUMBER OF SECURITIES
                               REMAINING AVAILABLE FOR
                                 FUTURE ISSUANCE UNDER
                                   EQUITY COMPENSATION
                                      PLANS (EXCLUDING
                                  SECURITIES REFLECTED
                                         IN COLUMN (A)
-----------------------------  -----------------------
Equity compensation plans
  approved by security
  holders(1)                                   609,882
Equity compensation plans not
  approved by security
  holders(2)                                   713,423
-----------------------------
TOTAL                                        1,323,305
-----------------------------

(1) Includes: 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan.

(2) Includes our: 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan.

ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 day of September, 2005.

                                          SALTON, INC.

                                          By:      /s/ DAVID M. MULDER
                                            ------------------------------------
                                                      David M. Mulder
                                                 Executive Vice President,
                                                Chief Administrative Officer
                                                and Senior Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 30, 2005.

SIGNATURE
---------
          /s/ LEONHARD DREIMANN               Chief Executive Officer and Director
------------------------------------------    (Principal Executive Officer)
            Leonhard Dreimann

            /s/ WILLIAM B. RUE                President and Chief Operating Officer and Director
------------------------------------------
              William B. Rue

           /s/ DAVID M. MULDER                Executive Vice President, Chief Administrative Officer
------------------------------------------    and Senior Financial Officer
             David M. Mulder                  (Principal Accounting and Financial Officer)

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

                                              Director
------------------------------------------
            Robert A. Bergmann

                                              Director
------------------------------------------
             Bruce G. Pollack

           /s/ BRUCE J. WALKER                Director
------------------------------------------
             Bruce J. Walker

            /s/ STEVEN M. OYER                Director
------------------------------------------
              Steven M. Oyer

          /s/ DANIEL J. STUBLER               Director
------------------------------------------
            Daniel J. Stubler

                                              Director
------------------------------------------
              Lester C. Lee

                                  SALTON, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED JULY 2, 2005

                                                              PAGE
Report of Independent Registered Public Accounting Firm        F-1

Consolidated Balance Sheets                                    F-2

Consolidated Statements of Operations                          F-4

Consolidated Statements of Stockholders' Equity                F-6

Consolidated Statements of Cash Flows                          F-8

Notes to Consolidated Financial Statements                    F-10

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

     We have audited the accompanying consolidated balance sheets of Salton, Inc. and subsidiaries (the "Company") as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. and subsidiaries as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
Chicago, Illinois
September 28, 2005

SALTON, INC.

CONSOLIDATED BALANCE SHEETS

JULY 2, 2005 AND JULY 3, 2004
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2005        2004
----------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                        $ 50,791    $ 43,217
  Compensating balances on deposit                              34,355      34,000
  Accounts receivable, less allowance:
    2005 -- $10,130: 2004 -- $15,839                           166,089     180,391
  Inventories                                                  233,414     253,627
  Assets held for sale                                             998          --
  Prepaid expenses and other current assets                     17,086      21,267
  Deferred income taxes                                          6,220      19,631
----------------------------------------------------------------------------------
         Total current assets                                  508,953     552,133
Property, Plant and Equipment:
  Land                                                           6,312       8,023
  Buildings                                                     14,936      17,120
  Molds and tooling                                             45,611      46,038
  Equipment and office furniture                                50,717      48,707
  Construction in progress                                          --      12,634
----------------------------------------------------------------------------------
                                                               117,576     132,522
----------------------------------------------------------------------------------
  Less accumulated depreciation                                (63,346)    (51,370)
----------------------------------------------------------------------------------
Net Property, Plant and Equipment                               54,230      81,152
Tradenames                                                     181,515     184,421
Non-Current Deferred Tax Asset                                  49,275      22,024
Other Assets                                                    13,815      15,516
----------------------------------------------------------------------------------
TOTAL ASSETS                                                  $807,788    $855,246
----------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

JULY 2, 2005 AND JULY 3, 2004
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2005       2004
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt             $ 70,730   $ 48,667
  Senior subordinated notes -- current                          45,990         --
  Accounts payable                                             117,209    137,671
  Accrued expenses                                              44,136     51,696
  Accrued interest                                              13,589      5,301
  Income taxes payable                                          11,417      8,805
---------------------------------------------------------------------------------
         Total current liabilities                             303,071    252,140
Non-Current Deferred Tax Liability                               3,334      4,324
Senior Subordinated Notes due 2005                              79,010    125,000
Senior Subordinated Notes due 2008, including an adjustment
  of $7,082 and $9,581 to the carrying value related to
  interest rate swap agreements, respectively                  156,387    158,642
Term Loan and Other Notes Payable                              101,512    100,761
Other Long Term Liabilities                                     20,283     17,288
---------------------------------------------------------------------------------
         Total liabilities                                     663,597    658,155
Minority Interest                                               24,263     23,515
Convertible Preferred Stock, $.01 par value; authorized,
  2,000,000 shares, 40,000 shares issued                        40,000     40,000

Commitments and contingencies

Stockholders' Equity:
  Common stock, $.01 par value; authorized, 40,000,000
    shares; shares issued and outstanding:
    2005 -- 11,376,292; 2004 -- 11,370,282                         148        148
  Treasury stock, 7,885,845 shares                             (65,793)   (65,793)
  Additional paid-in capital                                    55,441     56,147
  Accumulated other comprehensive income                        11,513     12,668
  Retained earnings                                             78,619    130,406
---------------------------------------------------------------------------------
         Total stockholders' equity                             79,928    133,576
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $807,788   $855,246
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 2, 2005, JULY 3, 2004, AND JUNE 28, 2003
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 2005         2004       2003
---------------------------------------------------------------------------------------------
Net sales                                                  $1,071,012   $1,076,735   $894,908
Cost of goods sold                                            761,254      751,012    578,826
Distribution expenses                                          66,848       72,088     58,475
---------------------------------------------------------------------------------------------
Gross profit                                                  242,910      253,635    257,607
Selling, general and administrative expenses                  240,857      273,257    208,203
Impairment loss on goodwill and intangible assets               3,211       40,855        800
Restructuring costs                                             1,015        1,798         --
---------------------------------------------------------------------------------------------
Operating (loss) income                                        (2,173)     (62,275)    48,604
Interest expense, net                                          53,332       40,192     40,204
Loss on early extinguishment of debt                               --        5,049         --
Fair market value adjustment on derivatives                        --           --     (2,516)
---------------------------------------------------------------------------------------------
(Loss) income before income taxes and minority interest       (55,505)    (107,516)    10,916
Income tax (benefit) expense                                  (10,107)     (20,089)     2,685
Minority interest, net of tax                                   6,389        7,745        260
---------------------------------------------------------------------------------------------
Net (loss) income                                          $  (51,787)  $  (95,172)  $  7,971
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding                     11,374       11,258     11,152
Weighted average common and common equivalent shares
  outstanding                                                  11,374       11,258     15,114
Net (loss) income per common share: basic                  $    (4.55)  $    (8.45)  $   0.71
---------------------------------------------------------------------------------------------
Net (loss) income per common share: diluted                $    (4.55)  $    (8.45)  $   0.53
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                      (This page intentionally left blank)

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 28, 2003, JULY 3, 2004 AND JULY 2, 2005
(IN THOUSANDS)

                                                                   COMMON              ADDITIONAL
                                                                   SHARES    COMMON       PAID IN
                                                              OUTSTANDING     STOCK       CAPITAL
-------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                                             10,993    $  146    $   53,557
  Net income                                                           --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $(4,546)                     --        --            --
  Derivative liability net of tax of $(4)                              --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Issuance of common stock                                              185         2         1,648
Stock options exercised                                                 9        --            72
Stock warrants issued                                                  --        --           136
Foreman Additional Liability                                           --        --           766
-------------------------------------------------------------------------------------------------
BALANCE, JUNE 28, 2003                                             11,187       148        56,179
  Net loss                                                             --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $692                         --        --            --
  Derivative liability net of tax of $(2,268)                          --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Stock options exercised                                                36        --           223
Issuance of common stock                                              147        --           163
Foreman additional liability                                           --        --          (418)
-------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 2004                                              11,370       148        56,147
-------------------------------------------------------------------------------------------------
  Net loss                                                             --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $(425)                       --        --            --
  Derivative liability net of tax of $3,263                            --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Stock options exercised                                                 6        --            27
Foreman additional liability                                           --        --          (733)
-------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 2005                                              11,376    $  148    $   55,441
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              ACCUMULATED
                                    OTHER            TOTAL            TOTAL
    RETAINED    TREASURY    COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
    EARNINGS       STOCK    INCOME (LOSS)           EQUITY           INCOME
---------------------------------------------------------------------------
    $217,607    $(67,019)   $         745    $     205,036
       7,971          --               --            7,971    $       7,971
          --          --          (10,351)         (10,351)         (10,351)
          --          --              (10)             (10)             (10)
          --          --            8,634            8,634            8,634
                                                              -------------
          --          --               --               --    $       6,244
                                                              -------------
          --          --               --            1,650
          --          --               --               72
          --          --               --              136
          --          --               --              766
---------------------------------------------------------------------------
     225,578     (67,019)            (982)         213,904
     (95,172)         --               --          (95,172)   $     (95,172)
          --          --            1,900            1,900            1,900
          --          --           (5,381)          (5,381)          (5,381)
          --          --           17,131           17,131           17,131
                                                              -------------
          --          --               --               --    $     (81,522)
                                                              -------------
          --          --               --              223
          --       1,226               --            1,389
          --          --               --             (418)
---------------------------------------------------------------------------
     130,406     (65,793)          12,668          133,576
---------------------------------------------------------------------------
     (51,787)         --               --          (51,787)   $     (51,787)
          --          --           (1,007)          (1,007)          (1,007)
          --          --            7,434            7,434            7,434
          --          --           (7,582)          (7,582)          (7,582)
                                                              -------------
          --          --               --               --    $     (52,942)
                                                              -------------
          --          --               --               27
          --          --               --             (733)
---------------------------------------------------------------------------
    $ 78,619    $(65,793)   $      11,513    $      79,928
---------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 2, 2005, JULY 3, 2004 AND JUNE 28, 2003
(IN THOUSANDS)

                                                                  2005       2004       2003
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $(51,787)  $(95,172)  $  7,971
  Adjustments to reconcile net income to net cash from
    operating activities:
    Imputed interest on note payable and other non-cash
      items                                                     (1,906)    (2,254)      (148)
    Deferred income tax (benefit) provision                    (18,042)   (31,284)     5,846
    Depreciation and amortization                               24,538     22,934     17,830
    Bad debt provision (recovery)                               (1,191)     3,389      5,644
    Loss on disposal of property and equipment                     219      5,304        650
    Inventory valuation adjustment                               3,037     20,192      1,265
    Impairment loss on goodwill and intangible assets            3,211     40,855        800
    Foreign currency gains and losses                              (32)       678       (675)
    Gain on sale of investment                                    (861)        --         --
    Equity in net income of investees, net of tax                   --         --       (983)
    Minority interest, net of tax                                6,389      7,745        260
    Fair value adjustment for derivatives                           --         --     (2,516)
    Loss on early extinguishment of debt                            --      5,049         --
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                         12,199     23,940     33,495
    Inventories                                                 12,959    (45,071)    58,650
    Prepaid expenses and other current assets                     (618)    (4,385)       994
    Decrease (increase) in other non-current assets               (311)       180        167
    Accounts payable                                           (15,875)    54,848     25,074
    Income taxes payable                                         3,592     17,669     (6,096)
    Accrued expenses                                             7,190     (1,553)   (20,601)
--------------------------------------------------------------------------------------------
      Net cash from operating activities                       (17,289)    23,064    127,627
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (9,271)   (33,108)   (23,009)
  Proceeds from sale of property and equipment                  17,161      1,041         --
  Increase in compensating balances on deposit                    (355)   (16,600)   (12,900)
  Acquisition of majority interest/businesses, net of cash
    acquired                                                        --         --     (1,637)
--------------------------------------------------------------------------------------------
      Net cash from investing activities                         7,535    (48,667)   (37,546)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving line of credit
    and other short term debt                                   27,786     61,047    (18,881)
  Repayment of terminated credit agreement                          --   (105,928)        --
  Proceeds from amended and restated credit agreement               --    105,928         --
  Repayment of long-term debt                                   (1,049)      (869)   (47,445)
  Distributions to minority shareholders                        (2,296)        --         --
  Costs associated with refinancing                             (2,598)    (4,338)    (2,807)
  Additional payment for tradenames                             (1,095)   (21,875)   (23,873)
  Common stock issued                                               27        223         74
  Proceeds from termination of swap transaction                     --         --      8,058
--------------------------------------------------------------------------------------------
      Net cash from financing activities                        20,775     34,188    (84,874)
--------------------------------------------------------------------------------------------
  The effect of exchange rate changes on cash                   (3,447)     2,030        840
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        7,574     10,615      6,047
CASH, BEGINNING OF YEAR                                         43,217     32,602     26,555
--------------------------------------------------------------------------------------------
CASH, END OF YEAR                                             $ 50,791   $ 43,217   $ 32,602
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                  $ 40,342   $ 38,450   $ 38,381
    Income taxes, net of refunds                                 5,480     (5,731)     2,964

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 2, 2005, JULY 3, 2004, AND JUNE 28, 2003
(IN THOUSANDS EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In the quarter ended July 2, 2005, the Company incurred a capital lease obligation of $580.

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

See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 2, 2005, JULY 3, 2004, AND JUNE 28, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton, Inc. (the "Company" or "Salton") is a leading designer, marketer and distributor of branded, high quality small home appliances and electronics for the home, home decor and personal care products. Salton's product mix includes a broad range of kitchen and home appliances, electronics, tabletop products, time products, lighting products, picture frames and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). Salton believes its strong market position results from its well-known brand names, high quality and innovative products, strong relationships with its customer base and the Company's focused outsourcing strategy.

     Principles of Consolidation -- The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

     Fiscal Year -- The Company's fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years. The effect of the additional week in 2004 had an insignificant impact on results.

     FISCAL YEAR        YEAR ENDED    WEEKS
-------------------------------------------
        2005           July 2, 2005    52
        2004           July 3, 2004    53
        2003           June 28, 2003   52

     Foreign Currency -- Salton's reporting currency is the U.S. Dollar. Salton's foreign subsidiaries functional currencies are their local currencies. Translation adjustments resulting from translating the functional currency financial statements into U.S. Dollars are reported separately in accumulated other comprehensive income in the consolidated statements of stockholders' equity. Gains and losses from foreign currency transactions are recognized in the consolidated statements of operations. The Company recorded net foreign currency transaction gains (losses) of $1.7 million, $(0.6) million and $0.9 million in fiscal 2005, 2004 and 2003, respectively.

     Reclassifications -- The consolidated balance sheet as of July 3, 2004 and the consolidated statements of cash flows for the years ended July 3, 2004 and June 28, 2003 have been restated to conform to the current year presentation. Outstanding checks totaling $3.6 million and $3.1 million as of July 3, 2004 and June 28, 2003, respectively, were previously included in accrued expenses and have been reclassified against cash. Additionally, the foreign non-current deferred tax liability of $4.3 million as of July 3, 2004 was segregated from the domestic non-current deferred tax asset. This reclassification effectively increased the non-current deferred tax asset balance by the same amount. An additional $6.1 million was also reclassified from current deferred tax assets to non-current deferred tax assets.

     Use of Estimates -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of reporting units with goodwill, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and estimated lives of fixed assets and intangibles.

     Compensating Balances on Deposit -- The Company utilizes a facility with a bank to provide short-term documentary credits to conduct business with its suppliers in certain countries. These arrangements require that funds be held on deposit as security for this facility.

     Allowance for Doubtful Accounts -- The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at July 2, 2005 and July 3, 2004, the Company believes there is no concentration of credit risk.

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

     Inventories -- The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 50.7% and 53.7% of the Company's inventories as of 2005 and 2004, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 4 "Inventories."

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation, which includes amortization of assets under capital leases, as well as depreciation for leasehold improvements, is based on the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets (see table below). For tax purposes, assets are depreciated using accelerated methods.

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

     Depreciation expense charged to operations was $15.9 million in 2005, $18.1 million in 2004 and $13.5 million in 2003.

     Patents, Tradenames and Other Identifiable Intangible Assets -- The identifiable intangible assets of the Company are primarily tradenames acquired in transactions and business combinations. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

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

     Goodwill -- Goodwill is not amortized and is tested for impairment on an annual basis, or earlier when facts and circumstances indicate that there may be a potential impairment. The test for impairment is based upon a number of factors including operating results, business plans and projected future cash flows. As a result of this test, all goodwill was written off in fiscal 2004.

     Long-Lived Assets -- Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to the estimated recoverable value.

     Revenue Recognition -- The Company principally recognizes revenue at FOB shipping point which corresponds to when title and risks and rewards of ownership transfer to its customers. Fees charged for shipping and handling are included in net sales. Provision is made for the estimated cost of returns, warranties and product liability claims.

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

     The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which the advertising and promotion occurs. Advertising expense was $84.1 million in 2005, $108.8 million in 2004, and $81.1 million in 2003.

     Self-Insurance -- The Company maintains a self-insurance program for health claims and workers' compensation claims for certain covered employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

     Income Taxes -- The Company accounts for income taxes using the asset and liability approach. If necessary, the measurement of deferred tax assets is reduced, based on available evidence, by the amount of any tax benefits that management believes is more likely than not that it will not be realized.

     Stock Based Compensation -- The Company has various stock-based compensation plans, which are described more fully in Note 11. The Company accounts for those plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income (loss) as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment".

                                                                  2005       2004      2003
-------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net (loss) income -- as reported                              $(51,787)  $(95,172)  $ 7,971
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                          (1,473)    (1,517)   (1,994)
-------------------------------------------------------------------------------------------
Net (loss) income -- pro forma                                $(53,260)  $(96,689)  $ 5,977
-------------------------------------------------------------------------------------------
Net (loss) income per common share: Basic
  As reported                                                 $  (4.55)  $  (8.45)  $  0.71
  Pro forma                                                      (4.68)     (8.59)     0.54
Net (loss) income per common share: Diluted
  As reported                                                    (4.55)     (8.45)     0.53
  Pro forma                                                      (4.68)     (8.59)     0.40
-------------------------------------------------------------------------------------------

     Fair Value of Financial Instruments -- The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes. As of July 2, 2005, the fair value of the senior subordinated notes was $151.8 million versus a carrying value of $281.4 million. As of July 3, 2004, the fair value of the senior subordinated notes was $225.3 million versus a carrying value of $283.6 million. The carrying amount of other short-term debt and long-term variable-rate debt approximates fair value.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The Statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The Statement requires retrospective application of a new accounting principle to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the Statement to have a material effect on its financial condition, results of operations, or cash flows.

     In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets: An Amendment of APB Opinion No. 29." APB Opinion No. 29 provided certain exceptions to the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Statement amends the guidance in that Opinion by replacing the exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance in a nonmonetary exchange exists if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of the Statement to have a material effect on its financial condition, results of operations, or cash flows.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs: An Amendment of ARB No. 43, Chapter 4." The Statement clarifies the accounting for abnormal inventory costs, such as idle facility expense, freight, handling costs, and wasted materials, by requiring those items be recognized as current period charges. The provisions of the Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and should be applied prospectively. The Company adopted this Statement July 3, 2005, and does not expect a material impact on its financial condition, results of operations, or cash flows.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. The Interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of the interpretation on its financial statements.

     In December 2004, the FASB issued Statement No. 123(R), "Share Based Payment" which replaces Statement No. 123, "Accounting for Stock-Based Compensation," and Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Statement requires compensation expense to be measured based on fair value of the stock options, and to be recognized as an expense on the financial statements. The Statement is effective for fiscal periods beginning after June 15, 2005. The Company will be adopting the Statement for the first quarter of fiscal 2006, beginning July 3, 2005. Upon the adoption of SFAS No. 123(R), the Company will be required to expense stock options over the vesting period in its statement of operations. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of the beginning of fiscal 2006. For the years ended July 2, 2005, July 3, 2004 and June 28, 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been $1.5 million, $1.5 million and $2.0 million, respectively. Based on the Company's analysis of unvested options as of July 3, 2005, the estimated impact of adopting SFAS No. 123(R) will be to add approximately $0.3 million, net of tax benefits, to the Company's annual operating expense. This amount is subject to change should management grant additional stock options.

2. GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment of goodwill and other intangible assets is conducted during the fourth quarter of each fiscal year. The company utilizes the services of an independent valuation consultant to prepare the analysis in support of the fair value assessment.

     At the end of the third quarter of fiscal 2004, management determined that the combination of the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirements for its senior secured credit facility and a downgrade in its debt rating could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. An interim impairment test was conducted at that time and the Company determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. The Company recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX, of $6.1 million. Upon completion of its annual impairment test at the end of the fourth quarter 2004, the Company determined that an additional charge of $6.5 million was necessary against trademarks impacted by the adoption of its U.S. restructuring plan.

     In the fourth quarter of fiscal year 2005, the annual impairment test was again conducted for the indefinite lived intangible assets. Upon completion of the assessment of each of these trademarks, it was determined that a pre-tax impairment charge against trademarks of $3.2 million was necessary to reflect management's decisions regarding certain underperforming product lines.

     The following tables summarize the goodwill and intangible asset activity and balances:

                                                         IMPAIRMENT                      CURRENCY
                               7/3/2004     ADDITIONS       CHARGES   AMORTIZATION   FLUCTUATIONS   7/2/2005
------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Goodwill                       $     --   $        --   $        --   $        --    $        --    $     --
Tradenames -- indefinite
  lived                         182,664           758        (3,211)           --         (1,216)    178,995
Tradenames -- definite lived      1,757         1,793            --          (858)          (172)      2,520
------------------------------------------------------------------------------------------------------------
Total                          $184,421   $     2,551   $    (3,211)  $      (858)   $    (1,388)   $181,515
------------------------------------------------------------------------------------------------------------

                                                          IMPAIRMENT                      CURRENCY
                               6/28/2003     ADDITIONS       CHARGES   AMORTIZATION   FLUCTUATIONS   7/3/2004
-------------------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
Goodwill                       $ 26,953    $        --   $   (28,274)  $        --    $     1,321    $     --
Tradenames -- indefinite
  lived                         190,376            500       (12,581)           --          4,369     182,664
Tradenames -- definite lived      1,587             --            --            --            170       1,757
-------------------------------------------------------------------------------------------------------------
Total                          $218,916    $       500   $   (40,855)  $        --    $     5,860    $184,421
-------------------------------------------------------------------------------------------------------------

     Amortization for the existing definite lived assets for fiscal years 2006 through 2008 will be $0.3 million per year. Amortization for existing definite lived assets for fiscal 2009 will be $0.1 million.

3. ACQUISITIONS AND ALLIANCES

AMAP ACQUISITION

     On May 16, 2003 the Company increased its 30.8% interest in Amalgamated Appliance Holdings Limited (AMAP) to a 52.6% interest. AMAP is a leading manufacturer and distributor of a wide range of branded consumer electronics and appliances in South Africa. AMAP is a publicly held company, listed on the Johannesburg Stock Exchange, which owns the rights to the Salton brand name in South Africa. This acquisition offers Salton the alliance to enter developing markets on the African continent and introduce them to the Company's brands and product lines. The Chief Executive Officer and the President and Chief Operating Officer of Salton, Inc. are members of the board of directors for AMAP.

     The purchase price of the most recent increase in interest was $7.5 million and the cost of the previous 30.8% was $8.2 million. Salton now holds 111,544,628 shares of AMAP stock as of July 2, 2005. The purchase price was based on the market price at the time of the purchase and no premiums were paid. As a result of the business combination, Salton recorded $2.0 million of goodwill.

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

                                                               JUNE 28, 2003
----------------------------------------------------------------------------
                                                                (UNAUDITED)
                                                                    (IN
                                                                THOUSANDS,
                                                                  EXCEPT
                                                                 PER SHARE
                                                                 AMOUNTS)
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

     Subsequent to fiscal year 2005, the Company completed the sale of its 52.6% interest in AMAP (see Note 20, "Subsequent Events".)

ACQUISITION OF THE GEORGE FOREMAN NAME

     In the quarter ended December 25, 1999, Salton acquired effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.8 million was payable in five annual cash installments, and the remaining $23.7 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. Salton issued a five-year $113.8 million non-interest bearing subordinated promissory note associated with the annual cash installments. The initial cash installment of $22.8 million was paid during the first half of fiscal year 2000 and the remaining principal of the note of $91.0 was recorded at its present value. Imputed interest expense of $0.0, $0.0, and $1.6 million was recorded in connection with this note in fiscal years 2005, 2004 and 2003, respectively. As of July 2, 2005, all amounts due under the note had been paid.

     In September 2000, Salton prepaid the third installment of $20.0 million due July 2001 to George Foreman and paid the second installment of $2.75 million to the other participants by issuing 621,161 shares of common stock (546,075 to Foreman and 75,086 to other participants) at $36.625 per share, which was the market value of the common stock on the date of issuance. In connection with this stock payment, Salton agreed to pay cash or issue additional shares, at Salton's election, if the price of the stock should decline in the next year ("guarantee obligation") based on the average share price in the 90-day period preceding the first anniversary of the payment. The guarantee obligation recorded at June 30, 2001 was approximately $19.37 million.

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

     As of July 1, 2003, Salton settled the final installment to one of the other participants by issuing 146,902 shares of common stock at $9.36 per share, which was the market value of the common stock on the date of issuance. In connection with this stock payment, Salton agrees to pay cash or issue additional shares, at the Company's election, if the price of the stock should decline within a two year period ("new guarantee obligation") based on the average share price during the 90-day period preceding the second anniversary of the agreement. The two year period is defined as that period after the one year anniversary of the date on which the shares were delivered and before the third anniversary of the date on which the shares were delivered. The shares were delivered in February 2004. The new guarantee obligation was $1.2 million and $0.4 million as of July 2, 2005 and July 3, 2004, respectively, recorded in other long-term liabilities.

STRATEGIC ALLIANCES

     The Company continued to participate in joint product development relationships with several third parties to develop, market and distribute new products. These strategic alliances enable us to (a) further expand the scope of its product offerings and (b) benefit from the manufacturing expertise and/or strong brand names of the Company's strategic partners. These current alliances involve equity investments by the Company in privately held equity securities or investments with no observable quoted market value and include other contractual arrangements involving expense and profit sharing. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments and accounts receivable associated with these alliances.

     The foregoing strategic alliances provide the opportunity for recurring revenues through the sale of coffee pods and brewing machines. There are arrangements for sharing the profits derived from each of these strategic alliances once all expenses incurred by Salton and/or the other members of the alliance, have been reimbursed from cash flow generated by such alliances. Each of these strategic alliances generally provides for certain license fees and royalties to the strategic partners and contain minimum sales requirements and other obligations that, if not satisfied, may result in termination of the strategic alliance.

4.  INVENTORIES

     A summary of inventories is as follows:

                                                               JULY 2, 2005   JULY 3, 2004
------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)
Raw materials                                                  $    14,808    $     9,644
Work-in-process                                                         --             70
Finished goods                                                     218,606        243,913
------------------------------------------------------------------------------------------
Total                                                          $   233,414    $   253,627
------------------------------------------------------------------------------------------

     At July 2, 2005 and July 3, 2004, domestic inventories determined by the last in, first out (LIFO) inventory method amounted to $118.4 million and $136.3 million, respectively. If the first-in, first-out (FIFO) inventory method, which approximates replacement cost had been used to determine cost for 100.0% of the Company's inventories, they would have been $3.1 million and $0.6 million higher at July 2, 2005 and July 3, 2004, respectively, and net loss would have been $50.0 million ($4.39 per share) and $94.7 million ($8.41 per share) for fiscal 2005 and 2004, respectively.

5. ASSETS HELD FOR SALE

     The Company classifies certain assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of July 2, 2005, the Company had a contract for the sale of a warehouse for $1.8 million. The net book value of the warehouse at July 2, 2005 was $1.0 million and was classified as asset held for sale in the 2005 consolidated balance sheet. The sale was finalized on August 12, 2005.

6. SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

     Senior Secured Credit Facility -- On June 15, 2004, the Company entered into an amended and restated $275.0 million senior secured credit facility, as amended May 11, 2005 ("Credit Facility"), which initially provided for the ability to borrow up to $207.0 million (including $10.0 million for letters of credit). The Credit Facility provided advances based primarily upon percentages of eligible accounts receivable and inventories and had a maturity date of June 15, 2007. As of July 2, 2005, the Company had borrowings of $147.6 million outstanding under this facility and $8.4 million available for future borrowings. Of the amount outstanding, $100.0 million is under a term loan arrangement due in fiscal 2008 and the remaining $47.6 million is under a credit facility. Typically, given the seasonal nature of Salton's business, borrowings and availability tend to be highest in the second fiscal quarter. The Credit Facility is secured by all of the tangible and intangible assets of domestic entities and a pledge of the capital stock of certain of the Company's foreign subsidiaries, including Amalgamated Appliances Holdings, Ltd (AMAP). The Credit Facility is unconditionally guaranteed by each of the Company's direct and indirect domestic subsidiaries. The Credit Facility was further amended on July 8, 2005 and on September 22, 2005 (see Note 20, "Subsequent Events").

     At July 2, 2005, the rate plus applicable margin on the Credit Facility was 9.25% for Base (Prime) rate loans. The Company has the option to convert any base rate loan to a LIBOR rate loan, which includes an applicable margin of 5%. LIBOR rate loans are to be no lower than a rate of 7.0%. As of July 2, 2005, the Company had $140.0 million in LIBOR rate loans, at an effective rate of 8.2%.

     The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. In addition, under its senior secured credit facility, the Company is required to comply with a minimum EBITDA, consolidated fixed charge coverage ratio and foreign leverage ratio. At July 2, 2005, the Company was in compliance with the covenants described above. As of July 2, 2005 and July 3, 2004 the credit facility of $47.6 million and $32.7 million, respectively, was classified as current because the agreement includes a subjective acceleration clause and the Company is required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders.

     Information regarding borrowings under the Credit Agreement is as follows:

                                                              JULY 2, 2005   JULY 3, 2004
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Balance at end of fiscal period                                 $147,551       $132,653
Interest rate at end of fiscal period                               8.27%          7.25%
Maximum amount outstanding at any month-end                      194,552        150,119
Average month-end amount outstanding                             163,643        116,687
Weighted average interest rate during fiscal period                 7.45%          4.88%
Outstanding letters of credit at end of fiscal period                134             --
Unused letters of credit at end of the fiscal period               9,866         10,000

     Senior Subordinated Notes -- On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes (the "2005 Notes") due December 15, 2005. Proceeds of the 2005 Subordinated Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. The 2005 Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 2, 2005, the Company was in compliance with all the provisions described above. However, on June 15, 2005, the Company postponed payment of $6.7 million interest due on that date, and therefore was in violation of a covenant. The terms of the indenture governing the notes provides for a 30-day grace period with respect to the payment of the interest. On July 14, 2005, the Company made the defaulted payment and additional interest accrued on the defaulted amount, restoring compliance with the covenants. The Company eliminated substantially all of these covenants in connection with its private debt exchange completed on August 26, 2005 (see Note 20, "Subsequent Events").

     On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the "2008 Notes") due April 15, 2008. Proceeds of the 2008 Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (Salton Europe). The 2008 Notes contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. At July 2, 2005, the Company was in compliance with all the provisions described above. The Company eliminated substantially all of these covenants in connection with its private debt exchange completed on August 26, 2005 (see Note 20, "Subsequent Events").

     Subsequent to year end, the Company completed a private debt exchange offer for approximately $75.0 million of the 2005 Notes and $90.1 million of the 2008 Notes (see Note 20, "Subsequent Events"). As a result, the portion of the new debt replacing the 2005 notes was reclassified to long-term as of July 2, 2005.

     Subsequent to year end, the Company completed a private exchange transaction for an additional $4.0 million of the 2005 Notes (see Note 20, "Subsequent Events").

     Loan Notes -- Approximately $17.7 million of the purchase price of Salton Europe was paid by issuing loan notes (the Loan Notes) in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company, which is recorded as an escrow asset as of July 2, 2005 and July 3, 2004. The notes bear interest at 1% below LIBOR per annum, payable semi-annually, and are due June 30, 2006. The remaining Loan Notes have been recorded at their net present value, or $0.9 million as of July 2, 2005 and $4.5 million as of July 3, 2004. The Loan Notes may be prepaid, at the option of the holder, after June 30, 2002. As of July 2, 2005, $16.8 million of the Loan Notes were redeemed by shareholders.

     As of July 2, 2005, long-term debt matures as follows:

                                    SUBORDINATED    LOAN      CREDIT   CAPITAL
FISCAL YEAR ENDED                          NOTES   NOTES   AGREEMENT    LEASES     OTHER      TOTAL
---------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
2006                                $     45,990   $ 926   $  47,551   $   197   $22,056   $116,720
2007                                          --      --     100,000       558        --    100,558
2008                                     229,010      --                   447        --    229,457
2009                                                                       375                  375
2010                                                                       132                  132
Thereafter                                    --      --          --        --        --         --
---------------------------------------------------------------------------------------------------
                                    $    275,000   $ 926   $ 147,551   $ 1,709   $22,056   $447,242
---------------------------------------------------------------------------------------------------

     The recorded balance of the 2008 Notes includes the following components:

                                                              JULY 2, 2005   JULY 3, 2004
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Principal balance                                             $    150,000   $    150,000
Fair value adjustment for terminated swap                            7,082          9,581
Unamortized discount                                                  (695)          (939)
-----------------------------------------------------------------------------------------
Recorded balance                                              $    156,387   $    158,642
-----------------------------------------------------------------------------------------

     In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 100% of insurance and condemnation proceeds (over $1.0 million with regard to proceeds relating to fixed assets). All such amounts are applied to the reduction of loans under the Credit Agreement.

     On September 28, 2004 Salton Europe, Limited ("Salton Europe"), the Company's wholly owned subsidiary, amended its facility (the "Facility Letter") agreement with Hong Kong Shanghai Bank. The amended Facility Letter includes an overdraft facility of up to L8 million ($14.2 million) and a money market borrowing facility of up to L7 million ($12.4 million). In addition, Salton Europe has an invoice finance facility of between L15 and L40 million ($26.6 million and $70.8 million) depending on seasonality and accounts receivable levels. As of July 2, 2005, there was $21.9 million outstanding under the facility, which is included in other current debt.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements are used as part of the Company's program to manage the fixed and floating interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Australian dollar and the South Africa rand to the American dollar.

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

     INTEREST RATE MANAGEMENT -- At June 30, 2001, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in June 2002 resulting in a gain of $8.1 million. At June 29, 2002, the Company had an interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the first quarter of fiscal 2003 resulting in the receipt of $6.1 million, including a gain of $4.4 million. The Company simultaneously entered into another interest rate swap contract to pay a variable-rate interest on $150.0 million notional amount of indebtedness. This contract was terminated in the second quarter of fiscal 2003, resulting in the receipt of $2.0 million, including a gain of $1.8 million. The gains from early termination of the swap contracts were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. The Company did not have any interest rate swap agreements in effect as of July 2, 2005.

     FOREIGN CURRENCY MANAGEMENT -- All foreign exchange contracts have been recorded on the balance sheet at fair value of $2.3 million classified as a reduction of accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was $(11.0) million. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2006. At July 2, 2005, the Company had foreign exchange contracts for the purchase of 52.8 million U.S. dollars.

8. CONVERTIBLE PREFERRED STOCK

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

     In accordance with Emerging Issues Task Force Topic No. D-98
"Classification and Measurement of Redeemable Securities", the convertible preferred stock is classified as a separate line item apart from permanent equity on the Company's balance sheet, as redemption thereof in shares of common stock is outside of the Company's control.

9. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     On June 28, 2004, the Board of Directors of Salton adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to its stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from us one one-thousandth of a share of a new series Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 20 percent or more of the Company's outstanding Common Stock.

     Comprehensive income is the change in equity of a company during a period from transactions and events other than investments by and distributions to shareholders. Comprehensive income includes both net income or loss and other comprehensive income or loss. Other comprehensive loss was $1.2 million in 2005 and other comprehensive income was $13.7 million in 2004. Accumulated other comprehensive income is comprised of the following:

                                                              JULY 2, 2005   JULY 3, 2004
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Minimum pension liability                                     $    (11,179)  $    (10,172)
Derivative liability                                                 1,404         (6,030)
Foreign currency translation                                        21,288         28,870
-----------------------------------------------------------------------------------------
  Accumulated other comprehensive income                      $     11,513   $     12,668
-----------------------------------------------------------------------------------------

10. EARNINGS PER SHARE

                                                            YEAR ENDED     YEAR ENDED         YEAR ENDED
                                                          JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003(2)
--------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Net (loss) income                                         $    (51,787)  $    (95,172)  $         7,971
Average common shares outstanding                               11,374         11,258            11,152
Earnings per share-basic                                  $      (4.55)  $      (8.45)  $          0.71
Dilutive stock equivalents(1)                                       --             --             3,962
Average common and common equivalent shares outstanding         11,374         11,258            15,114
Earnings per share-diluted                                $      (4.55)  $      (8.45)  $          0.53
--------------------------------------------------------------------------------------------------------

(1) Due to the losses in 2005 and 2004, the denominator does not include the effects of convertible preferred stock or stock options as the effect would have been anti-dilutive. Had the Company recognized net income in 2005 and 2004, incremental shares attributable to the assumed conversion of preferred stock and exercise of outstanding options would have increased diluted shares outstanding by 3,935,861 and 3,931,070 shares, respectively.

(2)

                                                                 FOR THE YEAR ENDED 2003
                                                                 -----------------------
                                                                 INCOME   SHARES     EPS
   -------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
   Basic EPS                                                     $7,971   11,152   $0.71
   Convertible Preferred Stock                                      --    3,529       --
   Stock Options                                                    --      433       --
   -------------------------------------------------------------------------------------
   Diluted EPS                                                   $7,971   15,114   $0.53
   -------------------------------------------------------------------------------------

     Options to purchase 270,000 shares at a price of $29.25 per share were outstanding at June 28, 2003 but were not included in the computation of diluted EPS because the options were contingent upon the Company's share price reaching specified targets for a specified period of time. These stock options were cancelled in June 2004 at management's request.

     Options and warrants to purchase 1,288,010 shares of common stock at a price range of $10.44 to $37.00 per share were outstanding at June 28, 2003 but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

11. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan that covers eligible domestic employees. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. The Company's total matching contributions were approximately $0.4 million, $0.5 million, and $0.5 million, in fiscal 2005, 2004 and 2003, respectively.

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

     Salton Europe operates a funded defined benefit pension plan and a defined contribution plan. The assets of the defined benefit plan are held in separate trustee administered funds. The plan is subject to valuation by independent, professionally qualified actuaries. The measurement date of the Salton Europe plan is June 30. The defined benefit plan was closed to new entrants in November 2000. New employees starting after this date can now participate in a defined contribution plan, which is open to all employees. The Company matches employee contributions up to and including 5.0% of gross salary. The total matching contributions were approximately $0.2 million, $0.1 million, and $0.1 million, in fiscal 2005, 2004 and 2003, respectively.

     AMAP has defined contribution plans covering substantially all employees. Total matching contributions were approximately $1.3 million and $0.4 million in fiscal 2005 and 2004, respectively.

                                              DOMESTIC           SALTON EUROPE             TOTAL
                                          -----------------   -------------------   -------------------
                                           7/2/05    7/3/04     7/2/05     7/3/04     7/2/05     7/3/04
-------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of
    year                                  $12,052   $12,151   $ 38,290   $ 32,016   $ 50,342   $ 44,167
  Service cost                                168       168        243        293        411        461
  Interest cost                               706       715      2,211      1,864      2,917      2,579
  Actuarial (gain)/loss                        25       (70)     3,145        826      3,170        756
  Plan participant contributions               --        --        473        540        473        540
  Foreign exchange impact                      --        --     (1,483)     3,636     (1,483)     3,636
  Benefits paid and expenses                 (935)     (912)      (791)      (885)    (1,726)    (1,797)
-------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year     $12,016   $12,052   $ 42,088   $ 38,290   $ 54,104   $ 50,342
-------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                               $ 8,993   $ 7,623   $ 22,859   $ 18,692   $ 31,852   $ 26,315
  Actual return on plan assets                525     1,954      3,292      2,021      3,817      3,975
  Employer contribution                       718       328        912        346      1,630        674
  Plan participant contributions               --        --        473        540        473        540
  Benefits paid from plan assets             (935)     (912)      (793)      (885)    (1,728)    (1,797)
  Foreign exchange impact                      --        --       (918)     2,145       (918)     2,145
-------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of
      year                                $ 9,301   $ 8,993   $ 25,825   $ 22,859   $ 35,126   $ 31,852
-------------------------------------------------------------------------------------------------------
  Funded status                           $(2,715)  $(3,059)  $(16,263)  $(15,431)  $(18,978)  $(18,490)
  Unrecognized net actuarial loss           4,048     4,184     13,743     13,369     17,791     17,553
-------------------------------------------------------------------------------------------------------
    Net amount recognized                 $ 1,333   $ 1,125   $ (2,520)  $ (2,062)  $ (1,187)  $   (937)
-------------------------------------------------------------------------------------------------------
  Accrued benefit cost                    $(2,715)  $(3,059)  $(14,611)  $(12,938)  $(17,326)  $(15,997)
  Accumulated other comprehensive income    4,048     4,184     12,091     10,876     16,139     15,060
-------------------------------------------------------------------------------------------------------
    Net amount recognized                 $ 1,333   $ 1,125   $ (2,520)  $ (2,062)  $ (1,187)  $   (937)
-------------------------------------------------------------------------------------------------------

                                                    DOMESTIC                   SALTON EUROPE                     TOTAL
                                            -------------------------   ---------------------------   ---------------------------
                                            7/2/05   7/3/04   6/28/03    7/2/05    7/3/04   6/28/03    7/2/05   6/28/03   6/29/02
---------------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service cost-benefits earned during the
    year                                    $ 168    $ 168     $ 168    $   243   $   293   $  777    $   411   $  461    $   945
  Interest cost on projected benefit
    obligation                                706      715       750      2,211     1,864    1,603      2,917    2,579      2,353
  Actuarial return on plan assets            (623)    (663)     (816)    (1,738)   (1,385)  (1,442)    (2,361)  (2,048)    (2,258)
  Net amortization and deferral               258      394       155        745       706      300      1,003    1,100        455
---------------------------------------------------------------------------------------------------------------------------------
                                            $ 509    $ 614     $ 257    $ 1,461   $ 1,478   $1,238    $ 1,970   $2,092    $ 1,495
---------------------------------------------------------------------------------------------------------------------------------

                                                                   DOMESTIC            SALTON EUROPE
                                                              -------------------   -------------------
                                                              7/2/2005   7/3/2004   7/2/2005   7/3/2004
-------------------------------------------------------------------------------------------------------
Weighted average assumptions used to determine net benefit
  obligation:
  Discount rate                                                  6.00%      6.00%      5.10%      5.70%
  Rate of increase in compensation                                 N/A        N/A      4.30%      4.50%

                                                 DOMESTIC                        SALTON EUROPE
                                      -------------------------------   -------------------------------
                                      7/2/2005   7/3/2004   6/28/2003   7/2/2005   7/3/2004   6/28/2003
-------------------------------------------------------------------------------------------------------
Weighted average assumptions used to
  determine net periodic benefit
  cost:
  Discount rate                          6.00%      6.00%       6.00%      5.10%      5.70%       5.50%
  Rate of increase in compensation         N/A        N/A         N/A      4.30%      4.50%       4.10%
  Expected return on plan assets         7.00%      9.00%       9.00%      7.00%      7.40%       7.00%

                                                                   DOMESTIC            SALTON EUROPE
                                                              -------------------   -------------------
                                                              7/2/2005   7/3/2004   7/2/2005   7/3/2004
-------------------------------------------------------------------------------------------------------
Information for pension plans with an accumulated benefit
  obligation in excess of plan assets:
  Projected benefit obligation                                $ 12,016   $ 12,052   $ 42,088   $ 38,290
  Accumulated benefit obligation                                12,016     12,052     40,434     35,797
  Fair value of plan assets                                      9,301      8,993     25,824     22,859

                                                                  DOMESTIC         SALTON EUROPE
                                                              -----------------   ---------------
                                                              3/31/05   3/31/04   7/2/05   7/3/04
-------------------------------------------------------------------------------------------------
Allocation of Plan Assets:
  Equity securities                                               58%       62%      80%      81%
  Debt securities                                                 38%       37%      13%      12%
    Other                                                          4%        1%       7%       7%
                                                              -------   -------   ------   ------
    Total                                                        100%      100%     100%     100%

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

     The investment strategy for the Europe plan is determined by the Trustees of the Pifco (Salton Europe) Group Pension and Life Assurance Plan ("the Plan") in consulting with the Company. The aim of the Trustees of the Plan is to ensure that while the Plan continues to operate on an ongoing basis there are enough assets in the Plan to pay the benefits as they fall due with a stable contribution rate. The overall expected rate of return of 7.0% pa is based on the weighted average of the expected returns on each asset class. The Trustees aim to reduce equity investment and increase debt security investment when they feel the time is right. The target allocation at any point in time is therefore equal to the actual allocation.

                                                                  DOMESTIC            SALTON EUROPE
                                                             -------------------   -------------------
                                                             7/2/2005   7/3/2004   7/2/2005   7/3/2004
------------------------------------------------------------------------------------------------------
Additional Information:
  Increase (decrease) in minimum liability included in
    other comprehensive income                               $   (136)  $ (1,755)  $  1,567   $   (837)

     Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for all plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at July 2, 2005 and July 3, 2004 with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

                                                              DOMESTIC   SALTON EUROPE    TOTAL
-----------------------------------------------------------------------------------------------
Contributions:
  Expected contributions in fiscal 2006                       $    445   $       1,275   $1,720
  Expected Future Benefit Payments:
    Fiscal 2006                                               $    769   $         795   $1,564
    Fiscal 2007                                                    775             834    1,609
    Fiscal 2008                                                    790             877    1,667
    Fiscal 2009                                                    805             919    1,724
    Fiscal 2010                                                    816             965    1,781
    Fiscal 2011-2015                                             4,219           5,603    9,822

12. STOCK-BASED COMPENSATION

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                    2005         2004         2003
--------------------------------------------------------------------------------------------------
Dividend yield                                                      0.00%        0.00%        0.00%
Expected volatility                                                66.45%       63.86%       65.78%
Risk-free interest rate                                             3.31%        3.96%        3.53%
Expected life of options                                      8.00 years   8.00 years   8.00 years

     A summary of the Company's fixed stock options for the fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003, is as follows:

                                              2005                2004                2003
                                        -----------------   -----------------   -----------------
                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                        SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                         (000)      PRICE    (000)      PRICE    (000)      PRICE
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year         2,766   $  13.50    3,155   $  15.00    2,276   $  17.23
Granted                                      9       8.67       48      10.60      904       9.28
Exercised                                   (6)      2.25      (36)      6.50       (9)      8.37
Expired or Canceled                       (166)      9.59     (401)     25.62      (16)     14.14
                                        ------              ------              ------
Outstanding at end of year               2,603   $  13.75    2,766   $  13.50    3,155   $  15.00
                                        ------   --------   ------   --------   ------   --------
Options exercisable at end of year       2,374   $  14.21    2,242   $  13.14    1,991   $  15.67
Weighted-average fair value of options
  granted during the year                        $   6.04            $   7.30            $   6.46

     The following information summarizes the stock options outstanding at July 2, 2005:

                                           OPTIONS OUTSTANDING
                                          ----------------------                 OPTIONS EXERCISABLE
                                                       WEIGHTED-                 -------------------
                                                         AVERAGE    WEIGHTED-              WEIGHTED-
                                                       REMAINING      AVERAGE                AVERAGE
                                          SHARES     CONTRACTUAL     EXERCISE    SHARES     EXERCISE
RANGE OF EXERCISE PRICES                   (000)    LIFE (YEARS)        PRICE     (000)        PRICE
----------------------------------------------------------------------------------------------------
$0.583 - $1.667                              210           0.33     $    1.67       210    $    1.67
$2.292 - $5.833                               28           1.70          5.16        28         5.16
$6.333 - $10.60                            1,230           6.37          8.83     1,001         8.79
$13.917 - $17.50                             690           4.69         14.94       690        14.94
$18.95 - $37.00                              445           4.56         31.77       445        31.77
                                          ------                                 ------
$0.583 - $37.00                            2,603           5.08     $   13.75     2,374    $   14.21
                                          ------                                 ------

13. COMMITMENTS AND CONTINGENCIES

     LEASES -- The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $10.9 million, $10.8 million and $11.5 million for the fiscal years ended July 2, 2005, July 3, 2004, and June 28, 2003, respectively. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method of the term of the lease.

     The future minimum rental commitments as of July 2, 2005 were as follows:

FISCAL YEAR ENDED

                                                              OPERATING LEASES    CAPITAL LEASES
------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
2006                                                            $    10,708        $       733
2007                                                                  9,648                571
2008                                                                  8,063                450
2009                                                                  6,626                375
2010                                                                  6,018                132
Thereafter                                                           39,071                 --
------------------------------------------------------------------------------------------------
Total minimum lease payments                                    $    80,134              2,261
                                                                ===========
Less amounts representing interest                                                        (552)
------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                            $     1,709
------------------------------------------------------------------------------------------------

     Present value of net minimum capital lease obligations:

Current portion                                                 $  197
Long term portion                                                1,512
----------------------------------------------------------------------
Total obligations                                               $1,709
----------------------------------------------------------------------

     OTHER COMMITMENTS -- The Company has employment agreements with its four executive officers. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances.

     Salton maintains various licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Total royalties paid under these agreements, were $7.4 million, $6.1 million and $4.0 million in fiscal 2005, 2004 and 2003, respectively.

     The Company has a licensing agreement with Westinghouse Electric Corporation ("Westinghouse") under which minimum royalty payments are required. The minimum royalty payment was $2.8 million for fiscal 2005. After fiscal 2005, the minimum royalty payment increases by 3% each fiscal year. The contract expires on March 31, 2008 with five automatic five-year renewals. Upon prior written notice to Westinghouse, Salton has the option to terminate the agreement at the end of the original contract term or any extension term.

     Homeplace of America, a company in liquidation under the United States Bankruptcy Code, brought a lawsuit for recovery of preferential payments made to Salton and its subsidiary, Toastmaster, during the 90 day "preference" period prior to Homeplace filing for bankruptcy. Homeplace's total claimed preferences were approximately $4.0 million. After a trial during November 2004 in the U.S. Bankruptcy Court for the District of Delaware, the Court determined the Company's liability to be approximately $1.6 million. The plaintiff and Salton have agreed that Salton may satisfy this judgment by paying a total of approximately $1.5 million over time as follows: $0.1 million on or before July 1, 2005; $0.1 million on or before August 1, 2005; $0.15 million on or before September 1, 2005; $0.15 million on or before October 3, 2005; $0.5 million on or before November 1, 2005; and $0.5 million on or before December 1, 2005. The Company has accrued $1.4 million as of July 2, 2005 for this settlement. We have made all such required payments as of September 15, 2005

     In fiscal 2001, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products. In connection with that acquisition, the Company agreed to a separate, additional consideration ("Earn-Out Consideration") to commence after net sales of Sonex products exceed $20.0 million. In fiscal 2005, the Company paid $0.2 million under the Earn-Out Consideration and as of July 2, 2005, the Company will continue to accrue and may owe up to an additional $2.8 million.

     In fiscal 2003, the Company entered into an agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line. The contract requires payments in installments over the life of the contract that total $9.0 million. The contract will expire on November 30, 2006. In fiscal 2005, the Company paid $3.0 million under this agreement. As of July 2, 2005, the Company owes an additional $3.8 million.

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

                                                 CHARGED TO
                                                 NET SALES,                     EXCHANGE
                                    BEGINNING     COSTS AND                         RATE     ENDING
                                      BALANCE      EXPENSES    DEDUCTIONS    DIFFERENCES    BALANCE
---------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
Year Ended June 28, 2003:
  Allowance for returns,
    allowances and doubtful
    accounts                        $   9,346    $   31,321    $  (32,713)   $       141    $ 8,095
Year Ended July 3, 2004:
  Allowance for returns,
    allowances and doubtful
    accounts                        $   8,095    $   35,491    $  (28,255)   $       508    $15,839
Year Ended July 2, 2005:
  Allowance for returns,
    allowances and doubtful
    accounts                        $  15,839    $   32,885    $  (38,250)   $      (344)   $10,130

     The Company's foreign operations maintain a separate warranty reserve. The following table summarizes the changes in these warranty reserves:

                                                 CHARGED TO
                                                 NET SALES,                     EXCHANGE
                                    BEGINNING     COSTS AND                         RATE     ENDING
                                      BALANCE      EXPENSES    DEDUCTIONS    DIFFERENCES    BALANCE
---------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
Year Ended June 28, 2003:
  Warranty reserve                  $   2,175    $    2,634    $   (2,208)   $       (42)   $ 2,559
Year Ended July 3, 2004:
  Warranty reserve                  $   2,559    $    7,641    $   (6,708)   $        93    $ 3,585
Year Ended July 2, 2005:
  Warranty reserve                  $   3,585    $    2,314    $   (2,810)   $      (201)   $ 2,888

14. LEGAL PROCEEDINGS

SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. Salton intends to vigorously defend itself against these claims. The outcome of the class action lawsuits cannot be predicted with certainty, however, Salton does not believe that this matter will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims. The plaintiffs have voluntarily dismissed the Mariss Partners lawsuit on September 3, 2004.

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

     Philips response was to file a series of lawsuits against Salton in the United States, the UK and Hong Kong claiming patent infringement, misappropriation of trade secrets and copyright violations. Generally, the Philips' suits alleged that E&E misappropriated trade secrets, infringed intellectual property and that E&E breached its contract with Philips in the process of developing and manufacturing the One:One coffee maker for Salton.

     On May 2005, Salton, E&E and Philips entered into a settlement agreement which required E&E to make a payment of 1.5 million Euros to Philips. Salton was not required to make any payments to Philips in connection with the settlement.

PRODUCT LIABILITY

     On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The manufacturer of the product and its insurer are defending this lawsuit. The Company's attorneys and its insurers are cooperating in the defense of the lawsuit.

     After receiving notice of a lawsuit, the Company voluntarily suspended selling the product. The Company believes that, at substantially the same time, the two retailers who had purchased the kettle from the Company also suspended selling the product. The Company believes that only a limited number of the kettles were sold to consumers.

     The Company voluntarily contacted the U.S. Food and Drug Administration ("FDA") and shared its information and test results concerning the product with the agency. The Company issued a recall of the product. The manufacturer has agreed to compensate the Company for its legal costs and out of pocket expenses in connection with the recall and to supply replacement products.

     In connection with the tea kettle matter, the Company reviewed other products received from the same manufacturer and subsequently notified the FDA that some manufacturing runs of another coffee maker product might have a lead content above FDA allowed standards. As a result, the FDA requested the Company to recall the product. The Company has done so, the retailer to whom the product was sold has cooperated in returning for credit its unsold units of the product. The manufacturer has agreed to compensate the Company for the costs that it may incur.

     The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

ENVIRONMENTAL

     The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four of its current and previously owned sites. Although such costs could exceed that amount, Salton believes any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

OTHER

     The Company is a party to various other actions and proceedings incident to its normal business operations. The Company believes that the outcome of any such litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company also has product liability and general liability insurance policies in amounts believed to be reasonable given its current level of business. Although historically the Company has not had to pay any material product liability claims, it is conceivable that the Company could incur claims for which we are not insured.

15. OPERATING SEGMENTS

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

PRODUCT INFORMATION -- NET SALES

                                                               JULY 2, 2005      JULY 3, 2004      JUNE 28, 2003
----------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
Small Appliances and Electronics for the Home               $       938,145   $       948,309   $        778,636
Home Decor                                                           80,241            85,164             87,605
Personal Care and Wellness Products                                  52,626            43,262             28,667
----------------------------------------------------------------------------------------------------------------
Total                                                       $     1,071,012   $     1,076,735   $        894,908
----------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION -- NET SALES

                                                            JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
-------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
North America                                               $    444,432   $    531,717   $     620,109
South Africa                                                     289,276        231,975          22,098
European Union                                                   216,981        216,278         197,710
Other Foreign Countries                                          120,323         96,765          54,991
-------------------------------------------------------------------------------------------------------
Total                                                       $  1,071,012   $  1,076,735   $     894,908
-------------------------------------------------------------------------------------------------------

     All revenues are derived from sales to unaffiliated customers. Sales are allocated to geographic areas based on point of shipment. Other Foreign Countries includes shipments directly imported to customers including customers of North America and European Union. In the opinion of management, the three-year financial data for geographic areas may not be indicative of current or future operations.

GEOGRAPHIC INFORMATION -- LONG-LIVED ASSETS

                                                                 JULY 2, 2005      JULY 3, 2004
-----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
North America                                                 $        26,723   $        38,666
Asia                                                                   23,130            26,014
European Union                                                         11,328            23,577
Other Foreign Countries                                                 6,864             8,411
-----------------------------------------------------------------------------------------------
Total                                                         $        68,045   $        96,668
-----------------------------------------------------------------------------------------------

     MAJOR CUSTOMERS AND SUPPLIERS -- The Company's net sales in the aggregate to its five largest customers during 2005, 2004 and 2003 were 36.5%, 36.1% and 39.3% of total net sales in these periods, respectively. One customer of AMAP accounted for 12.2% and 10.4% of total net sales in 2005 and 2004, respectively, and less than 10.0% of total net sales in 2003. Another customer accounted for 9.2%, 9.1% and 11.9% of total net sales during 2005, 2004 and 2003, respectively, while an additional customer accounted for 6.2%, 8.1% and 12.5%, for the same respective years.

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

     During 2005, 2004, and 2003, one supplier located in China accounted for 23.3%, 23.7%, and 33.2% of the Company's product purchases.

16. INCOME TAXES

     Income before income taxes is as follows:

                                                                        FISCAL YEARS ENDED
                                                            -------------------------------------------
                                                            JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
-------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Domestic                                                    $    (58,807)  $   (135,771)  $     (32,440)
Foreign                                                            3,302         28,255          43,356
-------------------------------------------------------------------------------------------------------
Total                                                       $    (55,505)  $   (107,516)  $      10,916
-------------------------------------------------------------------------------------------------------

     Federal, state and foreign taxes were approximately as follows:

                                                                        FISCAL YEARS ENDED
                                                            -------------------------------------------
                                                            JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
-------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Current:
  Federal                                                   $        997   $     (1,757)  $      (8,436)
  State                                                                             195             246
  Foreign                                                          5,888         15,131           5,029
-------------------------------------------------------------------------------------------------------
    Total current
                                                                   6,885         13,569          (3,161)
Deferred:
  Federal
                                                                 (11,168)       (24,408)          1,895
  State
                                                                    (444)        (6,455)            338
  Foreign                                                         (5,380)        (2,795)          3,613
-------------------------------------------------------------------------------------------------------
    Total deferred
                                                                 (16,992)       (33,658)          5,846
Total                                                       $    (10,107)  $    (20,089)  $       2,685
-------------------------------------------------------------------------------------------------------

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                              JULY 2, 2005   JULY 3, 2004
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
DEFERRED TAX ASSETS
  Net operating loss carryforwards                            $     53,871   $     18,899
  Inventory reserves and capitalization                              3,610         12,362
  Foreign tax credit carryforwards                                   6,947          6,947
  Other comprehensive income                                         5,167          7,327
  Allowance for doubtful accounts                                    1,083          2,072
  Other deferred tax assets                                          5,765          4,164
  Valuation allowance                                               (8,037)        (6,947)
-----------------------------------------------------------------------------------------

Total deferred tax assets                                           68,406         44,824
DEFERRED TAX LIABILITIES
  Fixed assets, goodwill and tradenames                              8,416          5,162
  Deferred tax on unremitted earnings                                5,455             --
  Other deferred tax liabilities                                     2,374          2,331
-----------------------------------------------------------------------------------------

Total deferred tax liabilities                                      16,245          7,493
-----------------------------------------------------------------------------------------

NET DEFERRED TAX ASSETS                                       $     52,161   $     37,331
-----------------------------------------------------------------------------------------

     At July 2, 2005, the Company has domestic net operating loss carryforwards of approximately $49.0 million of which $30.3 million will expire in fiscal 2025. The remainder will expire in various periods beginning in fiscal 2009 through fiscal 2024. In addition, the Company has unused foreign tax credits of $6.9 million which expire in fiscal 2009. A valuation allowance has been provided related to these foreign tax credits as it is more likely than not that they may expire unused.

     A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                        FISCAL YEARS ENDED
                                                            -------------------------------------------
                                                            JULY 2, 2005   JULY 3, 2004   JUNE 28, 2003
-------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                   35.0%          35.0%           35.0%
Effective state tax rate                                             3.7            3.8             3.8
Earnings of foreign subsidiaries                                     0.5           (4.5)          (21.9)
Meals and entertainment                                              0.2           (0.3)            1.8
Impairment of non-deductible goodwill                                0.0           (4.3)            0.0
Deferred tax asset valuation allowance                              (0.7)          (6.5)            0.0
Adjustments to tax accounts                                         (4.4)           0.0             0.0
Deferred tax on foreign unremitted earnings                         (9.8)           0.0             0.0
Other permanent differences                                         (6.3)          (4.5)            6.0
-------------------------------------------------------------------------------------------------------

Effective income tax rate                                           18.2%          18.7%           24.7%
-------------------------------------------------------------------------------------------------------

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $90.4 million of undistributed earnings of its non-U.S. subsidiaries as of July 2, 2005 as these earnings are intended to be permanently reinvested.

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

                                                         FIRST        SECOND       THIRD        FOURTH
                                                       QUARTER    QUARTER(1)     QUARTER    QUARTER(2)
------------------------------------------------------------------------------------------------------
2005(3)
Net sales                                             $274,135    $  376,976    $203,365    $  216,536
Gross profit                                            63,517        99,556      40,573        39,264
Net (loss) income                                       (3,187)        2,757     (22,530)      (28,827)
Earning per share: Basic                              $  (0.28)   $     0.24    $  (1.98)   $    (2.53)
Earning per share: Diluted                               (0.28)         0.18       (1.98)        (2.53)

2004(3)
Net sales                                             $238,539    $  397,103    $191,376    $  249,717
Gross profit                                            64,183       123,378      38,592        27,482
Net (loss) income                                          741        12,346     (58,017)      (50,242)
Earning per share: Basic                              $   0.07    $     1.10    $  (5.14)   $    (4.42)
Earning per share: Diluted                                0.05          0.81       (5.14)        (4.42)

2003(3)
Net sales                                             $200,052    $  339,252    $166,364    $  189,240
Gross profit                                            66,341       111,375      37,341        42,550
Net (loss) income                                        3,900        24,970     (12,075)       (8,824)
Earning per share: Basic                              $   0.35    $     2.23    $  (1.08)   $    (0.79)
Earning per share: Diluted                                0.26          1.64       (1.08)        (0.79)

---------------

(1) The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impact the second quarter.

(2) Fiscal 2004 includes the effect of costs related to the U.S. restructuring plan and other items excluded from senior management's assessment of the operating performance of Salton's business which on a combined basis, decreased income before income taxes $38.9 million, $31.0 million after tax ($2.73 per basic share).

(3) Total quarterly earnings per common share may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

18. RESTRUCTURING COSTS

     On May 11, 2004, in response to declining domestic sales volumes in 2004, the Company announced a U.S. restructuring plan to better align domestic operating costs with current sales levels. The Company completed the initial phase of this U.S. restructuring plan by reducing salaried headcount in the domestic operations by approximately 25.0% in the fourth quarter of fiscal 2004. Additionally, the Company made decisions to reduce the capacity of its warehousing and distribution network through the rationalization of existing facilities. In connection with the U.S. restructuring plan and subsequent valuation reviews in light of those decisions, the Company recorded certain pretax charges in the fourth quarter of fiscal 2004 totaling $33.9 million.

     Of the total costs recorded in fiscal 2004, $20.2 million was associated with the write-down of certain inventory identified for liquidation as part of the Company's decision to rationalize warehouse and distribution facilities and $3.8 million related to the write-off of tooling. These amounts were included in cost of goods sold in the Consolidated Statement of Operations.

     The total restructuring costs in fiscal 2004 also included a $1.7 million write-down associated with several marketing programs that were canceled or discontinued, which were included in selling, general and administrative expenses. Included within restructuring costs on the Consolidated Statement of Operations are $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan and $0.5 million in termination and severance costs associated with the headcount reduction. Also in connection with the U.S. restructuring plan, the company recorded a

$6.5 million intangible asset impairment charge for trademarks associated with products that will no longer be sold. Such charge is included in impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations.

     In fiscal 2005, the Company incurred additional costs related to the U.S. restructuring plan primarily for consulting and legal costs directly associated with the implementation of the plan, severance costs related to the domestic headcount reduction and other expenses related to the warehouse rationalization.

19. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the senior secured credit facility and the senior subordinated notes are guaranteed by certain of the Company's wholly-owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries, and the Company's Non-Guarantor subsidiaries (Other Subsidiaries).

CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2005
(IN THOUSANDS)

                                             GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                 PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                          $     --   $        127   $         --   $    127   $    50,664    $        --    $     50,791
 Compensating balances on
   deposit                           --             --             --         --        34,355                         34,355
 Accounts receivable, net of
   allowances                       394         87,339             --     87,733        78,356             --         166,089
 Inventories                      2,761        141,573        (22,873)   121,461       111,953             --         233,414
 Assets held for sale                --            998             --        998            --                            998
 Prepaid expenses and other
   current assets                 4,431          2,699             --      7,130         9,956             --          17,086
 Intercompany                    98,194        (62,146)          (240)    35,808       (35,808)            --              --
 Deferred income taxes           (3,942)         5,344             --      1,402         4,818                          6,220
-----------------------------------------------------------------------------------------------------------------------------
     Total current assets       101,838        175,934        (23,113)   254,659       254,294             --         508,953
Property, Plant and
 Equipment, Net of
 Accumulated Depreciation         7,075         10,538             --     17,613        36,617             --          54,230
Investments in Subsidiaries     362,149         53,699       (415,848)        --            --             --              --
Tradenames                      133,316         10,313             --    143,629        37,886             --         181,515
Non-current deferred tax
 asset                               --             --         45,618     45,618         3,657                         49,275
Other Assets, net                 8,224            834             --      9,058         4,757             --          13,815
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                   $612,602   $    251,318   $   (393,343)  $470,577   $   337,211    $        --    $    807,788
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt          $     --   $     47,748   $         --   $ 47,748   $    22,982    $        --    $     70,730
 Senior subordinated notes --
   current                       45,990             --             --     45,990            --                         45,990
 Accounts payable                 2,934          5,349            (68)     8,215       108,994             --         117,209
 Accrued expenses                 5,975          6,812             --     12,787        31,349             --          44,136
 Accrued interest                11,535          2,054             --     13,589            --                         13,589
 Income taxes payable             3,936             --             --      3,936         7,481             --          11,417
-----------------------------------------------------------------------------------------------------------------------------
     Total current
       liabilities               70,370         61,963            (68)   132,265       170,806             --         303,071
Non-current Deferred tax
 liability -- Domestic          (42,985)        (2,633)        45,618         --            --             --              --
Non-current Deferred tax
 liability -- Foreign                --             --                        --         3,334                          3,334
Senior subordinated notes due
 2005                            79,010             --             --     79,010            --             --          79,010
Senior subordinated notes due
 2008, including an
 adjustment of $7,082 to the
 carrying value related to
 interest rate swap
 agreements                     156,387             --             --    156,387            --             --         156,387
Term loan and other notes
 payable                             --        100,050             --    100,050         1,462             --         101,512
Other long term liabilities       1,995          3,588             --      5,583        14,700             --          20,283
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities          264,777        162,968         45,550    473,295       190,302             --         663,597
Minority Interest                    --             --             --         --        24,263             --          24,263
Convertible Preferred Stock      40,000             --             --     40,000            --             --          40,000
Commitments and contingencies
Stockholders' Equity            307,825         88,350       (438,893)   (42,718)      122,646             --          79,928
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity          $612,602   $    251,318   $   (393,343)  $470,577   $   337,211    $        --    $    807,788
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004
(IN THOUSANDS)

                                             GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                 PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                          $      1   $       903    $        --    $    904   $    42,313    $        --    $    43,217
 Compensating balances on
   deposit                           --            --             --          --        34,000                        34,000
 Accounts receivable, net of
   allowances                       311        96,905             --      97,216        83,175             --        180,391
 Inventories                      5,133       165,189        (28,341)    141,981       111,646             --        253,627
 Prepaid expenses and other
   current assets                 5,054         2,597             --       7,651        13,616             --         21,267
 Intercompany                   138,389      (110,951)          (756)     26,682       (26,682)            --             --
 Deferred income taxes              901        14,432             --      15,333         4,298             --         19,631
-----------------------------------------------------------------------------------------------------------------------------
     Total current assets       149,789       169,075        (29,097)    289,767       262,366             --        552,133
Property, Plant and
 Equipment, Net of
 Accumulated Depreciation        11,016        14,910             --      25,926        55,226             --         81,152
Investments in Subsidiaries     390,773        53,646       (444,419)         --            --             --             --
Tradenames                      134,723        10,313             --     145,036        39,385             --        184,421
Non-current deferred tax
 asset                            2,281        17,883             --      20,164         1,860             --         22,024
Other Assets, net                12,442           274             --      12,716         2,800             --         15,516
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                   $701,024   $   266,101    $  (473,516)   $493,609   $   361,637    $        --    $   855,246
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving line of credit and
   other current debt          $     --   $    33,189    $        --    $ 33,189   $    15,478    $        --    $    48,667
 Accounts payable                 2,922         2,039           (584)      4,377       133,294             --        137,671
 Accrued expenses                 4,698        12,970             --      17,668        34,028             --         51,696
 Accrued interest                 4,793           508                      5,301            --             --          5,301
 Income taxes payable            (2,336)       (1,496)            --      (3,832)       12,637             --          8,805
-----------------------------------------------------------------------------------------------------------------------------
     Total current
       liabilities               10,077        47,210           (584)     56,703       195,437             --        252,140
Non-current Deferred Income
 Taxes                               --            --             --          --         4,324             --          4,324
Senior subordinated notes due
 2005                           125,000            --             --     125,000            --             --        125,000
Senior subordinated notes due
 2008, including an
 adjustment of $9,581 to the
 carrying value related to
 interest rate swap
 agreements                     158,642            --             --     158,642            --             --        158,642
Long-term debt-revolving
 credit agreement                    --       100,000             --     100,000            --             --        100,000
Other notes payable                  --           175             --         175           586             --            761
Other long term liabilities         418         3,932             --       4,350        12,938             --         17,288
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities          294,137       151,317           (584)    444,870       213,285             --        658,155
Minority Interest                    --            --             --          --        23,515             --         23,515
Convertible Preferred Stock      40,000            --             --      40,000            --             --         40,000
Commitments and contingencies
Stockholders' Equity            366,887       114,784       (472,932)      8,739       124,837             --        133,576
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Stockholders' Equity          $701,024   $   266,101    $  (473,516)   $493,609   $   361,637    $        --    $   855,246
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 2, 2005 (IN THOUSANDS)

                                              GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                  PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------------------------------------
Net Sales                       $206,641   $    581,259   $   (338,046)  $449,854   $    869,038   $   (247,880)  $  1,071,012
Cost of Goods Sold               167,145        501,357       (343,514)   324,988        675,786       (239,520)       761,254
Distribution Expenses                 --         34,855             --     34,855         31,993                        66,848
------------------------------------------------------------------------------------------------------------------------------
  Gross Profit                    39,496         45,047          5,468     90,011        161,259         (8,360)       242,910
Selling, General and
  Administrative expenses         51,847         48,854             --    100,701        148,516         (8,360)       240,857
Impairment loss on intangible
  assets                           2,953            258             --      3,211             --                         3,211
Restructuring costs                  489            526             --      1,015             --             --          1,015
------------------------------------------------------------------------------------------------------------------------------
  Operating (loss) Income        (15,793)        (4,591)         5,468    (14,916)        12,743             --         (2,173)
Interest Expense, Net             21,905         21,986             --     43,891          9,441             --         53,332
Loss on early extinguishment
  of debt                             --             --                        --             --             --             --
Equity in earnings of
  subsidiaries                    30,118            (53)       (30,065)        --             --             --             --
------------------------------------------------------------------------------------------------------------------------------
  (Loss) Income Before Income
    Taxes and Minority
    Interest                     (67,816)       (26,524)        35,533    (58,807)         3,302             --        (55,505)
Income Tax (Benefit) Expense     (10,614)            --             --    (10,614)           507             --        (10,107)
Minority Interest, net of tax         --             --             --         --          6,389             --          6,389
------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Income             $(57,202)  $    (26,524)  $     35,533   $(48,193)  $     (3,594)  $         --   $    (51,787)
------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 3, 2004 (IN THOUSANDS)

                                              GUARANTOR                                     OTHER   CONSOLIDATED   CONSOLIDATED
                                  PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                      $ 246,937   $    682,125   $   (386,935)  $ 542,127   $    846,405   $   (311,797)  $  1,076,735
Cost of Goods Sold               211,464        580,454       (398,270)    393,648        649,311       (291,947)       751,012
Distribution Expenses                 --         45,338                     45,338         26,750             --         72,088
-------------------------------------------------------------------------------------------------------------------------------
  Gross Profit                    35,473         56,333         11,335     103,141        170,344        (19,850)       253,635
Selling, General and
  Administrative expenses         58,052        109,236             --     167,288        125,819        (19,850)       273,257
Impairment loss on intangible
  assets                           5,883         24,791             --      30,674         10,181                        40,855
Restructuring costs                1,255            543             --       1,798             --             --          1,798
-------------------------------------------------------------------------------------------------------------------------------
  Operating (loss) Income        (29,717)       (78,237)        11,335     (96,619)        34,344             --        (62,275)
Interest Expense, Net             28,562          5,541             --      34,103          6,089             --         40,192
Loss on early extinguishment
  of debt                          5,049             --             --       5,049             --             --          5,049
Equity in earnings of
  subsidiaries                    52,261            822        (53,083)         --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
  (Loss) Income Before Income
    Taxes and Minority
    Interest                    (115,589)       (84,600)        64,418    (135,771)        28,255             --       (107,516)
Income Tax (Benefit) Expense     (13,938)       (18,488)            --     (32,426)        12,337             --        (20,089)
Minority Interest, net of tax         --             --             --          --          7,745             --          7,745
-------------------------------------------------------------------------------------------------------------------------------
  Net (Loss) Income            $(101,651)  $    (66,112)  $     64,418   $(103,345)  $      8,173   $         --   $    (95,172)
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JUNE 28, 2003 (IN THOUSANDS)

                                               GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                   PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                        $265,173   $    795,847   $   (442,185)  $618,835   $    575,354   $   (299,281)  $    894,908
Cost of Goods Sold                196,032        621,447       (402,084)   415,395        456,712       (293,281)       578,826
Distribution Expenses                  --         46,903             --     46,903         11,572             --         58,475
-------------------------------------------------------------------------------------------------------------------------------
  Gross Profit                     69,141        127,497        (40,101)   156,537        107,070         (6,000)       257,607
Selling, General and
  Administrative expenses          54,385         98,255           (425)   152,215         61,988         (6,000)       208,203
Impairment Loss on Intangible
  Assets                              800             --             --        800             --             --            800
-------------------------------------------------------------------------------------------------------------------------------
  Operating Income (Loss)          13,956         29,242        (39,676)     3,522         45,082             --         48,604
Interest Expense, Net              30,317          5,645             --     35,962          4,242             --         40,204
Fair Market Value Adjustment on
  Derivatives                          --             --             --         --         (2,516)            --         (2,516)
Equity in Earnings of
  Subsidiaries                    (57,737)           816         56,921         --             --             --             --
-------------------------------------------------------------------------------------------------------------------------------
  Income (Loss) Before Income
    Taxes and Minority Interest    41,376         22,781        (96,597)   (32,440)        43,356             --         10,916
Income Tax Expense (Benefit)      (13,479)         7,522             --     (5,957)         8,642             --          2,685
Minority Interest                      --             --             --         --            260             --            260
-------------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)              $ 54,855   $     15,259   $    (96,597)  $(26,483)  $     34,454   $         --   $      7,971
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 2, 2005
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) income                 $(57,202)  $    (26,524)  $     35,533   $(48,193)  $     (3,594)  $         --   $    (51,787)
 Adjustments to reconcile net
   income to net cash from
   operating activities:
   Imputed interest on note
     payable and other non-cash
     items                           (2,254)            --             --     (2,254)           348             --         (1,906)
   Deferred income tax (benefit)
     provision                      (29,290)        17,720             --    (11,570)        (6,472)            --        (18,042)
   Depreciation and amortization     10,147          3,163             --     13,310         11,228             --         24,538
   Bad debt provision (recovery)         --         (1,315)            --     (1,315)           124             --         (1,191)
   Loss on disposal of property
     and equipment                       --            (91)            --        (91)           310             --            219
   Inventory valuation adjustment        --          1,995             --      1,995          1,042             --          3,037
   Impairment loss on intangible
     assets                           2,953            258             --      3,211             --             --          3,211
   Foreign currency gains and
     losses                              --            (32)            --        (32)            --             --            (32)
   Gain on sale of investment            --             --             --         --           (861)            --           (861)
   Equity in income of
     unconsolidated
     affiliate/consolidated
     subsidiaries                    30,118            (53)       (30,065)        --             --             --             --
   Minority Interest, net of tax         --             --             --         --          6,389             --          6,389
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable                (83)        10,924             --     10,841          1,358             --         12,199
     Inventories                      2,372         21,621         (5,468)    18,525         (5,566)            --         12,959
     Prepaid expenses and other
       current assets                 2,722           (102)            --      2,620         (3,238)            --           (618)
     Decrease (increase) in other
       non-current assets                --           (564)            --       (564)           253                          (311)
     Accounts payable                    12          3,828             --      3,840        (19,715)            --        (15,875)
     Income taxes payable             6,272          1,497             --      7,769         (4,177)            --          3,592
     Accrued expenses                38,419        (47,522)            --     (9,103)        16,293             --          7,190
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                    4,186        (15,197)            --    (11,011)        (6,278)            --        (17,289)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                  (779)          (610)            --     (1,389)        (7,882)            --         (9,271)
 Proceeds from sale of property
   and equipment                         --            938             --        938         16,223             --         17,161
 Additional payment for
   tradenames                          (837)          (258)            --     (1,095)            --             --         (1,095)
 Increase in compensating
   balances on deposit                   --             --             --         --           (355)                         (355)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                   (1,616)            70             --     (1,546)         7,986             --          6,440
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds (repayments) from
   revolving line of credit and
   other short term debt                 --         14,897             --     14,897         12,889             --         27,786
 Repayment of long-term debt             --           (546)            --       (546)          (503)            --         (1,049)
 Distributions to minority
   shareholders                          --             --             --         --         (2,296)                       (2,296)
 Costs associated with
   refinancing                       (2,598)            --             --     (2,598)            --             --         (2,598)
 Common stock issued                     27             --             --         27             --             --             27
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM FINANCING
        ACTIVITIES                   (2,571)        14,351             --     11,780         10,090             --         21,870
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                         --             --             --         --         (3,447)            --         (3,447)
Net increase (decrease) in cash
 and cash equivalents                    (1)          (776)            --       (777)         8,351             --          7,574
Cash, beginning of year                   1            903             --        904         42,313             --         43,217
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                  $     --   $        127   $         --   $    127   $     50,664   $         --   $     50,791
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 3, 2004
(IN THOUSANDS)

                                                GUARANTOR                                     OTHER   CONSOLIDATED   CONSOLIDATED
                                    PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) income               $(101,651)  $    (66,112)  $     64,418   $(103,345)  $      8,173   $         --   $    (95,172)
 Adjustments to reconcile net
   income to net cash from
   operating activities:
   Imputed interest on note
     payable and other non-cash
     items                          (2,254)            --             --      (2,254)            --             --         (2,254)
   Deferred income tax
     (benefit) provision           (11,712)       (18,749)            --     (30,461)          (823)            --        (31,284)
   Depreciation and
     amortization                    9,511          4,050             --      13,561          9,373             --         22,934
   Bad debt provision                   --          2,239             --       2,239          1,150             --          3,389
   Loss on disposal of property
     and equipment                     928          1,834             --       2,762          2,542             --          5,304
   Inventory valuation
     adjustment                         --         20,532             --      20,532           (340)            --         20,192
   Impairment loss on
     intangible assets               5,883         24,791             --      30,674         10,181             --         40,855
   Foreign currency gains and
     losses                             --            678             --         678             --             --            678
   Gain on sale of investment           --             --             --          --             --             --             --
   Equity in income of
     unconsolidated
     affiliate/consolidated
     subsidiaries                   52,261            821        (53,082)         --             --             --             --
   Minority Interest, net of
     tax                                --             --             --          --          7,745             --          7,745
   Fair value adjustment for
     derivatives                        --             --             --          --             --             --             --
   Loss on early extinguishment
     of debt                         4,469            580             --       5,049             --             --          5,049
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable              (246)        28,067             --      27,821         (3,881)            --         23,940
     Inventories                    (3,025)         1,361        (11,336)    (13,000)       (32,071)            --        (45,071)
     Prepaid expenses and other
       current assets               (1,697)         1,120             --        (577)        (3,808)            --         (4,385)
     Decrease (increase) in
       other non-current assets         --             --             --          --            180             --            180
     Accounts payable                3,173         (3,609)            --        (436)        55,284             --         54,848
     Income taxes payable           24,860        (11,990)            --      12,870          4,799             --         17,669
     Accrued expenses               47,323        (40,489)            --       6,834         (8,387)            --         (1,553)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                  27,823        (54,876)            --     (27,053)        50,117             --         23,064
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures               (2,412)        (2,437)            --      (4,849)       (28,259)            --        (33,108)
 Proceeds from sale of property
   and equipment                        --             84             --          84            957             --          1,041
 Additional payment for
   tradenames                         (500)            --             --        (500)            --             --           (500)
 Proceeds from sale of
   investment                           --             --             --          --             --             --             --
 Increase in compensating
   balances on deposit                  --             --             --          --        (16,600)                      (16,600)
 Acquisition of majority
   interest/businesses, net of
   cash acquired                        --             --             --          --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                  (2,912)        (2,353)            --      (5,265)       (43,902)            --        (49,167)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds (repayments) from
   revolving line of credit and
   other short term debt                --         50,609             --      50,609         10,438             --         61,047
 Repayment of terminated credit
   agreement                            --       (105,928)            --    (105,928)            --             --       (105,928)
 Proceeds from amended and
   restated credit agreement            --        105,928                    105,928             --                       105,928
 Repayment of long-term debt            --           (869)            --        (869)            --             --           (869)
 Costs associated with
   refinancing                      (3,758)          (580)            --      (4,338)            --             --         (4,338)
 Additional payment for
   tradenames                      (21,375)            --             --     (21,375)            --             --        (21,375)
 Common stock issued                   223             --             --         223             --             --            223
 Proceeds from termination of
   swap transaction                     --             --             --          --             --             --             --
 Proceeds of treasury stock             --             --             --          --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM FINANCING
        ACTIVITIES                 (24,910)        49,160             --      24,250         10,438             --         34,688
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                        --             --             --          --          2,030             --          2,030
Net increase (decrease) in cash
 and cash equivalents                    1         (8,069)            --      (8,068)        18,683             --         10,615
Cash, beginning of year                 --          8,972             --       8,972         23,630             --         32,602
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                $       1   $        903   $         --   $     904   $     42,313   $         --   $     43,217
---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JUNE 28, 2003
(IN THOUSANDS)

                                                 GUARANTOR                                    OTHER   CONSOLIDATED   CONSOLIDATED
                                     PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL   SUBSIDIARIES   ELIMINATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net (loss) income                 $ 54,855   $     15,259   $    (96,597)  $(26,483)  $     34,454   $         --   $      7,971
 Adjustments to reconcile net
   income to net cash from
   operating activities:
   Imputed interest on note
     payable and other non-cash
     items                             (200)            --             --       (200)            52             --           (148)
   Deferred income tax (benefit)
     provision                        3,571         (1,652)            --      1,919          3,927             --          5,846
   Depreciation and amortization      8,397          3,672             --     12,069          5,761             --         17,830
   Bad debt provision                    --          5,584             --      5,584          60.00             --          5,644
   Loss on disposal of property
     and equipment                       --            348             --        348            302             --            650
   Inventory valuation adjustment        --          1,200             --      1,200          65.00             --          1,265
   Impairment loss on intangible
     assets                             800             --             --        800             --             --            800
   Foreign currency gains &
     losses                              --           (675)            --       (675)            --             --           (675)
   Equity in net income of
     investees, net of tax          (57,737)           816         56,921         --           (983)            --           (983)
   Minority Interest, net of tax         --             --             --         --            260             --            260
   Fair value adjustment for
     derivatives                         --             --             --         --         (2,516)            --         (2,516)
   Changes in assets and
     liabilities, net of
     acquisitions:
     Accounts receivable                708         32,649             --     33,357            138             --         33,495
     Inventories                        285          5,573         39,676     45,534         13,116             --         58,650
     Prepaid expenses and other
       current assets                 1,142         (2,308)            --     (1,166)         2,160             --            994
     Decrease (increase) in other
       non-current assets              (250)            --             --       (250)           417             --            167
     Intercompany                    27,993         17,088             --     45,081        (45,081)            --             --
     Accounts payable                (6,997)         1,815             --     (5,182)        30,256             --         25,074
     Income taxes payable            (3,568)        (1,854)            --     (5,422)          (674)            --         (6,096)
     Accrued expenses               (11,921)        (3,841)            --    (15,762)        (4,839)            --        (20,601)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM OPERATING
        ACTIVITIES                   17,078         73,674             --     90,752         36,875             --        127,627
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures                (1,327)        (6,307)            --     (7,634)       (15,375)            --        (23,009)
 Additional payment for
   tradenames                          (495)            --             --       (495)            --             --           (495)
 Acquisition of majority
   interest/businesses, net of
   cash acquired                         --             --             --         --         (1,637)            --         (1,637)
 Increase in compensating
   balances on deposit                   --             --             --         --        (12,900)            --        (12,900)
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM INVESTING
        ACTIVITIES                   (1,822)        (6,307)            --     (8,129)       (29,912)            --        (38,041)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net proceeds (repayments) from
   revolving line of credit and
   other short term debt                 --        (18,881)            --    (18,881)            --             --        (18,881)
 Repayment of long-term debt             --        (47,445)            --    (47,445)            --             --        (47,445)
 Proceeds from termination of
   swap transaction                   8,058             --             --      8,058             --             --          8,058
 Costs associated with
   refinancing                       (2,807)            --             --     (2,807)            --             --         (2,807)
 Additional payment for
   tradenames                       (23,378)            --             --    (23,378)            --             --        (23,378)
 Common stock issued                     74             --             --         74             --             --             74
---------------------------------------------------------------------------------------------------------------------------------
       NET CASH FROM FINANCING
        ACTIVITIES                  (18,053)       (66,326)            --    (84,379)            --             --        (84,379)
---------------------------------------------------------------------------------------------------------------------------------
The effect of exchange rate
 changes on cash                         --                            --         --            840             --            840
Net increase (decrease) in cash
 and cash equivalents                (2,797)         1,041             --     (1,756)         7,803             --          6,047
Cash, beginning of year               2,797          7,931             --     10,728         15,827             --         26,555
---------------------------------------------------------------------------------------------------------------------------------
Cash, end of year                  $     --   $      8,972   $         --   $  8,972   $     23,630   $         --   $     32,602
---------------------------------------------------------------------------------------------------------------------------------

20. SUBSEQUENT EVENTS

     THIRD AMENDMENT TO SENIOR SECURED CREDIT FACILITY -- On July 11, 2005, the Company entered into a third amendment to, and waiver under, the senior secured credit facility (the "Third Amendment") dated as of July 8, 2005.

     The Third Amendment permitted the transactions contemplated by the Company's private debt exchange offer, discussed below. The Third Amendment also, among other things: (1) waived the Company's failure to prepare its books and records in accordance with GAAP resulting from the Company's previously announced reclassification of its outstanding preferred stock; (2) amended the maturity date of the Company's senior secured credit facility from June 15, 2007 to December 31, 2007; (3) changed the maximum size of the facility from $275.0 million to the difference between $287.0 million and the principal amount of the new second lien notes, if any, issued in connection with the exchange offer; and
(4) revised prepayment provisions triggered by certain future incurrences of debt and sales of assets, which transactions would each require the prior written consent of the lenders under the Company's senior secured credit facility.

     DEBT EXCHANGE -- On August 26, 2005, the Company completed a private debt exchange offer for the outstanding 2005 Notes and the outstanding 2008 Notes. The Company accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, the Company issued an aggregate of approximately $99.1 million of senior second lien notes (the "Second Lien Notes"), 2,039,469 shares of its common stock, and 135,088 shares of its Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, with the first payment due on January 15, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by the Company in cash at the liquidation amount on August 26, 2010. Salton also granted certain registration rights for approximately 1,837,455 shares of its common stock and 121,707 shares of its Series C preferred stock received by certain former holders of Subordinated Notes.

     In connection with the debt exchange offer, the Company obtained the consent of the holders of a majority of the outstanding 2005 Notes and a majority of the outstanding 2008 Notes to amend the indentures governing such Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default contained in such indentures. The Company has entered into supplements to the indentures governing the 2005 Notes and the 2008 Notes to reflect such amendments.

     SALE OF AMAP AND TABLETOP -- On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $80.0 million in connection with the transaction. In the first quarter of fiscal 2006, the Company expects to record a gain of approximately $49.0 million before taxes. The Company expects to license and sell its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

     On September 16, 2005, we completed the sale of certain tabletop assets to Lifetime Brands, Inc. for $14.2 million, which approximates book value, and is subject to post-closing adjustments. In connection with this transaction, we divested our Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, we entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

     Prior to May 15, 2003, the Company's investment in AMAP was accounted for under the equity method. Since May 16, 2003, the date the Company increased its ownership interest from 30.8% to 52.6%, AMAP's financial results have been consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for financial statement presentation. Because management did not have a committed or approved plan to sell either our ownership interest in AMAP as of July 2, 2005, the operating results of these businesses have been included in our consolidated financial statements for 2005.

     FOURTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY -- On September 23, 2005, the Company entered into a fourth amendment to the senior secured credit facility (the "Fourth Amendment") dated as of September 22, 2005. Under the terms of the Fourth Amendment, the Company is required to prepay the outstanding principal amount of the original $100.0 million term loan included therein with the proceeds received in connection with the sale of certain of its tabletop assets and the sale of the 52.6% ownership interest in AMAP

     Under the terms of the senior secured credit facility, as amended by the Fourth Amendment, the Company is required to request one or more additional term loans on or prior to October 4, 2005; provided that the sum of the outstanding principal amount of the original term loan and these additional term loans must equal $100.0 million. The Company is required by the terms of the senior secured credit facility, as amended by the Fourth Amendment, to: (1) use the first $24.9 million of its borrowings under the additional term loan to prepay the outstanding amount of the revolving line of credit under the senior secured credit facility; and (2) place $50.0 million of such borrowings into an interest-bearing cash collateral account. Salton may use the remaining proceeds of the additional term loan for general corporate purposes.

     Subject to certain terms and conditions, including the absence of any default or event of default, the Company may use the $50.0 million cash collateral account to purchase, prepay or redeem the outstanding 2005 Notes. To the extent that Salton issues Second Lien Notes and/or equity in exchange for 2005 Notes prior to the maturity of the 2005 Notes, the Company is permitted to obtain funds from the cash collateral account in an amount equal to the reduction of the principal amount of the 2005 Notes affected by such exchange.

     PRIVATE EXCHANGE -- On September 28, 2005, the Company completed a private exchange transaction with FMA CBO Funding III, LTD, in which the Company issued $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1     Second Amended and Restated Certificate of Incorporation of
          Registrant, as amended. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.2     Certificate of Designation for the Series A Convertible
          Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended July 3, 2004.
  3.3     Certificate of Amendment to Second Amended and Restated
          Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.4     Certificate of Amendment to Second Amended and Restated
          Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.5     Certificate of Designation of Series B Junior Participating
          Preferred Stock. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.6     Certificate of Designation of Series C Preferred Stock.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
  3.7     By-laws of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
  4.1     Specimen Certificate for shares of Common Stock, $.01 par
          value, of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
  4.2     Form of Note for Registrant's 10 3/4% Senior Subordinated
          Notes. Incorporated by reference to the Registrant's
          Registration Statement on Form S-4 (Registration No.
          333-70169).
  4.3     Indenture dated December 16,1998 between Norwest Bank
          National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-4 (Registration No. 333-70169).
  4.4     Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank
          Minnesota, N.A., as trustee, relating to $250,000,000 in
          aggregate principal amount and maturity of 12 1/4% Senior
          Subordinated Notes due 2008. Incorporated by reference to
          the Quarterly Report on Form 10-Q for the fiscal quarter
          ended March 31, 2001.
  4.5     Form of Note for Registrant's 12 1/4% Senior Subordinated
          Notes due April 15, 2008. Incorporated by reference to the
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 2001.
  4.6     Rights Agreement dated as of June 28, 2004 between the
          registrant and UMB Bank, N.A., as Rights Agreement
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 2004.
  4.7     Letter to Stockholders relating to the adoption of a
          stockholder rights plan with attachment. Incorporated by
          reference to the Registrant's Current on Form 8-K dated June
          28, 2004.
  4.8     Agreement of Resignation, Appointment and Acceptance dated
          June 27, 2005 by and among Salton, Inc., Wells Fargo Bank,
          National Association, successor by merger to Wells Fargo
          Bank Minnesota, National Association, formerly known as
          Norwest Bank Minnesota, National Association and SunTrust
          Bank, a national association. Incorporated by reference to the Registrant's Current on Form 8-K dated June 27, 2005.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  4.9     Agreement of Resignation, Appointment and Acceptance dated
          June 27, 2005 by and among Salton, Inc., Wells Fargo Bank,
          National Association, successor by merger to Wells Fargo
          Bank Minnesota, National Association, formerly known as
          Norwest Bank Minnesota, National Association and SunTrust
          Bank, a national association. Incorporated by reference to the Registrant's Current on Form 8-K dated June 27, 2005.
  4.10    First Supplement to Indenture dated as of August 26, 2005
          between Salton, Inc. and SunTrust Bank, as trustee, with
          respect to the 10 3/4% Senior Subordinated Notes due 2005.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
  4.11    First Supplement to Indenture dated as of August 26, 2005
          between the Company and SunTrust Bank, as trustee, with
          respect to the 12 1/4% Senior Subordinated Notes due 2008.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
 10.1*    Salton/Maxim Housewares, Inc. Stock Option Plan.
          Incorporated by reference to the Registrant's Registration
          Statement on form S-1 (Registration No. 33-42097).
 10.2     Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-1 (Registration No. 33-42097).
 10.3*    Salton/Maxim Housewares, Inc. 1995 Employee Stock Option
          Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
 10.4*    Salton/Maxim Housewares, Inc. Non-Employee Directors Stock
          Option Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
 10.5     Stock Purchase Agreement dated July 15, 1998 by and among
          the Registrant and Centre Capital Investors III, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors, L.P., The State Board of Administration
          of Florida, Centre Parallel Management Partners, L.P. and
          Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
          15, 1998.
 10.6     Registration Rights Agreement dated July 15, 1998 by and
          among the Registrant and Centre Capital Investors II, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors II, L.P., The State Board of
          Administration of Florida, Centre Parallel Management
          Partners, L.P. and Centre Partners Coinvestment, L.P.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.
 10.7*    The Salton, Inc. 1998 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed on December 2, 1998.
 10.8     Agreement effective as of July 1, 1999 between Salton and
          George Foreman. Incorporated by reference to the
          Registrant's, Current Report on Form 8-K dated December 9,
          1999.
 10.9     Agreement effective as July 1, 1999 between Salton and Sam
          Perlmutter. Incorporated by reference to the Registrant's,
          Current Report on Form 8-K dated December 9, 1999.
 10.10    Agreement effective as of July 1, 1999 between Salton and
          Michael Srednick Incorporated by reference to the
          Registrant, Current Report on Form 8-K dated December 9,
          1999.
 10.11*   The Salton, Inc. 1999 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed December 9, 1999.
 10.12*   Salton, Inc. 2001 Employee Stock Option Plan. Incorporated
          by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
 10.13*   Salton, Inc. 2002 Stock Option Plan. Incorporated by
          reference to Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 30, 2002.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.14    License agreement between Westinghouse Electric Corporation and Salton, Inc. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
 10.15*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.16*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.17*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.18*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.19    Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as
          administrative agent and collateral agent and as a co-agent,
          Bank of America, N.A., as syndication agent and
          co-documentation agent and as a co-agent, Banc of America
          Securities LLC, as co-arranger and co-book runner and
          Wachovia Securities, Inc, as co-arranger and co-book runner,
          Bank One, N.A. and Fleet Capital Corporation each as co-
          documentation agents, Salton, Inc., each of Salton's
          subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 29, 2003.
 10.20    Agreement dated as of May 28, 2003, between Salton, Inc. and
          George Foreman. Incorporated by reference to the Current
          Report on Form 8-K dated May 29, 2003.
 10.21    First Amendment to Credit Agreement dated as of February 4,
          2004 by and among Salton, Inc., Toastmaster Inc., Salton
          Toastmaster Logistics LLC, each of Salton's Subsidiaries
          that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National
          Association in its capacity as Administrative Agent for the
          Lenders. Incorporated by reference to the Registrant's
          Current Report on Form 8-K, dated February 10, 2004.
 10.22    Forbearance Agreement and Amendment dated as May 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster
          Logistics LLC, each of Salton's Subsidiaries that are
          signatories thereto as Guarantors, the Lenders that are
          signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders.
          Incorporated by reference to the Form 8-K filed on May 11,
          2004.
 10.23    First Amendment to Forbearance Agreement dated as of June
          10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton
          Toastmaster Logistics LLC, each of Salton's Subsidiaries
          that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National
          Association in its capacity as Administrative Agent for the
          Lenders. Incorporated by reference to the Form 8-K filed on
          June 10, 2004.
 10.24    Amended and Restated Credit Agreement dated as of June 15,
          2004 among the financial institutions named therein,
          Wachovia Bank, as the Agent, and Silver Point Finance, LLC,
          as the Co-Agent, Syndication Agent, Documentation Agent,
          Arranger and Book Runner, and Salton, Inc, each of its
          subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories
          thereto as Guarantors. Incorporated by reference to the Form
          8-K filed on June 15, 2004.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.25    Second Amendment to Amended and Restated Credit Agreement
          dated as of May 11, 2005 by and among the Lenders that are signatories thereto, Wells Fargo Foothill, Inc., as
          administrative agent and collateral agent for the Lenders,
          Silver Point Finance, LLC, as the co-agent, syndication
          agent, documentation agent, arranger and book runner,
          Salton, Inc., a Delaware corporation, each of its
          subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories
          thereto as Guarantors. Incorporated by reference to the Form
          10-Q for the fiscal quarter ended April 2, 2005.
 10.26    Support Agreement dated July 5, 2005 by and between Salton,
          Inc. and Angelo, Gordon & Co., L.P. Incorporated by
          reference to the Registrant's Current Report on Form 8-K
          dated July 5, 2005.
 10.27    Third Amendment to, and Waiver under, Amended and Restated
          Credit Agreement dated as of July 8, 2005 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance,
          LLC, as co-agent, syndication agent, documentation agent,
          assigner and book runner, Salton, Inc., each of Salton's
          Subsidiaries identified on the signature pages thereof as
          Borrowers and each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K
          dated July 11, 2005.
 10.28    Waiver Under Second Amendment to Amended and Restated Credit
          Agreement dated as of July 14, 2005 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the lenders, Silver Point Finance,
          LLC, as co-agent, syndication agents documentation agent,
          assigner and book runner, Salton, Inc., each of Salton's
          Subsidiaries identified on the signature pages thereof as
          Borrowers and each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K
          dated July 19, 2005.
 10.29    Amendment to Support Agreement dated August 1, 2005 among
          Salton, Inc. and certain beneficial owners of Salton 10 3/4%
          Senior Subordinated Notes due 2005 and 12 1/4% Senior
          Subordinated Notes due 2008. Incorporated by reference to
          the Registrant's Current Report on Form 8-K dated August 1,
          2005.
 10.30    Credit Agreement dated as of August 26, 2005 among the
          financial institutions named therein, as the lenders, The
          Bank of New York, as the agent, Salton, Inc. and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories
          thereto, as guarantors. Incorporated by reference to the
          Registrant's Current on Form 8-K dated August 26, 2005.
 10.31    Intercreditor Agreement dated as of August 26, 2005 by and between Silver Point Finance, LLC, Wells Fargo Foothill,
          Inc. and The Bank of New York. Incorporated by reference to the Registrant's Current on Form 8-K dated August 26, 2005.
 10.32    Registration Rights Agreement dated as of August 26, 2005
          between Salton, Inc. and Angelo, Gordon & Co., L.P.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
 10.33    Sale Agreement between Interactive Capital (Proprietary)
          Limited, in its own right and on behalf of each member of a consortium, and Salton, Inc., on behalf of Pifco Overseas
          Limited. Incorporated by reference to the Registrant's
          Current Report on Form 8-K dated August 29, 2005.
 10.34*   Amended and Restated Salton, Inc. Flexible Deferral Plan.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 8, 2005.
 10.35    Asset Purchase Agreement dated as of September 15, 2005
          among Salton, Inc., SAH Acquisition Corp. and Lifetime
          Brands, Inc. Incorporation by reference to the Registrant's
          Current Report on 8-K dated September 23, 2005.

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.36    Waiver and Consent under Amended and Restated Credit
          Agreement dated as of September 16, 2005 by and among the
          financial institutions identified on the signature pages
          thereof (the "Lenders"), Wells Fargo Foothill, Inc., as
          administrative agent and collateral agent for the Lenders,
          Silver Point Finance, LLC, as the co-agent, syndication
          agent, documentation agent, arranger and book runner,
          Salton, Inc., each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on 8-K dated
          September 19, 2005.
 10.37    Waiver and Consent under Amended and Restated Credit
          Agreement dated as of September 22, 2005 by and among the
          financial institutions on the signature pages thereof (the
          "Lenders"), Wells Fargo Foothill, Inc., as administrative
          agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries
          identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature
          pages thereof as Guarantors. Incorporated by reference to
          the Registrant's Current Report on 8-K dated September 19,
          2005.
 10.38    Fourth Amendment to, and Waiver Under, Amended and Restated
          Credit Agreement dated as of September 22, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC, as co-agent, syndication agent, documentation agent, assigner and book runner, Salton, Inc., each of
          Salton's Subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on 8-K dated September 23, 2005.
 10.39*   Form of Stock Option Agreement.
 10.40*   Summary of Non-employee Director Compensation
 12(A)    Computation of Ratio of Earnings to Fixed Charges
 21.1     Subsidiaries of Salton, Inc.
 23.1     Consent of Deloitte & Touche LLP
 31.1     Certification by the Chief Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
 31.2     Certification by the Chief Financial Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002
 32.1     Certification by the Chief Executive Officer Pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002
 32.2     Certification by the Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002

---------------

* These exhibits are management contracts or compensatory plans or arrangements.