Form 10-Q
period 2005-10-01
SALTON INC
filed 2005-11-10
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended October 1, 2005 or

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

                               Yes   X   No
                                   -----    -----

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X   No
                                   -----    -----

Indicate by the check mark whether the registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2005, 13,522,712 shares of its $0.01 par value Common Stock.

                                                                        PAGE NO.
                                                                        --------
PART I            FINANCIAL INFORMATION

          Item 1: Financial Statements

                  Condensed Consolidated Balance Sheets -
                  October 1, 2005 and July 2, 2005                          4

                  Condensed Consolidated Statements of Operations -
                  Thirteen weeks ended - October 1, 2005 and
                  October 2, 2004                                           5

                  Condensed Consolidated Statements of Cash Flows -
                  Thirteen weeks ended - October 1, 2005 and
                  October 2, 2004                                           6

                  Notes to Condensed Consolidated Financial
                  Statements                                                7

          Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      20

          Item 3: Quantitative and Qualitative Disclosures About
                  Market Risk                                              31

          Item 4: Controls and Procedures                                  31

PART II           OTHER INFORMATION

          Item 1: Legal Proceedings                                        32

          Item 6: Exhibits                                                 35

                  Signature                                                36

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 OCTOBER 1,    JULY 2,
                                                                    2005        2005
                                                                 ----------   --------
(IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
   Cash                                                           $ 10,310    $ 14,857
   Compensating balances on deposit                                 38,779      34,355
   Restricted cash                                                  81,664          --
   Accounts receivable, less allowances                            146,213     140,179
   Inventories                                                     188,319     195,065
   Assets held for sale                                                 --         998
   Prepaid expenses and other current assets                        15,424      16,048
   Deferred income taxes                                             6,402       5,524
   Current assets of discontinued operations                            --     101,927
                                                                  --------    --------
      Total Current Assets                                         487,111     508,953
Property, Plant and Equipment, net                                  47,287      50,227
Tradenames                                                         179,941     180,041
Non-Current Deferred Tax Asset                                      27,239      49,275
Other Assets                                                        11,522      11,555
Non-current assets of discontinued operations                           --       7,737
                                                                  --------    --------
TOTAL ASSETS                                                      $753,100    $807,788
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt, including
      accrued interest of $9,713 and $0, respectively             $ 87,485    $ 70,730
   Senior subordinated notes due 2005 - current                     45,990      45,990
   Accounts payable                                                113,075      86,254
   Accrued expenses                                                 29,061      34,802
   Accrued interest                                                  7,577      13,589
   Income taxes payable                                              4,378       4,375
   Current liabilities of discontinued operations                       --      47,331
                                                                  --------    --------
      Total Current Liabilities                                    287,566     303,071
Non-Current Deferred Income Taxes                                    3,040       3,334
Senior Subordinated Notes Due 2005                                      --      79,010
Senior Subordinated Notes due 2008, including an adjustment of
   $2,578 and $7,082 to the carrying value related
   to interest rate swap agreements, respectively                   62,206     156,387
Second Lien Notes, including accrued interest
   of $18,756 and $0, respectively                                 121,933          --
Series C Preferred Stock                                             8,087          --
Term Loan and Other Notes Payable                                  100,050     100,050
Other Long Term Liabilities                                         20,134      20,283
Non-current liabilities of discontinued operations                      --       1,462
                                                                  --------    --------
TOTAL LIABILITIES                                                  603,016     663,597
Minority Interest in Discontinued Operations                            --      24,263
Convertible Preferred Stock, $0.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued                           40,000      40,000
STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value; authorized, 40,000,000
      shares; issued and outstanding: 2006-13,520,761 shares;
      2005-11,376,292 shares                                           170         148
   Treasury Stock - at cost                                        (65,793)    (65,793)
   Additional Paid-In Capital                                       62,356      55,441
   Accumulated Other Comprehensive Income                            5,068      11,513
   Retained Earnings                                               108,283      78,619
                                                                  --------    --------
      Total Stockholders' Equity                                   110,084      79,928
                                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $753,100    $807,788
                                                                  ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               13 WEEKS ENDED
                                                         -------------------------
                                                          OCTOBER 1,    OCTOBER 2,
                                                             2005          2004
                                                         -----------   -----------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
NET SALES                                                $   148,416   $   204,684
Cost of Goods Sold                                           108,371       137,986
Distribution Expenses                                         10,548        12,935
                                                         -----------   -----------
GROSS PROFIT                                                  29,497        53,763
Selling, General and Administrative Expenses                  40,418        46,854
Restructuring Costs                                              117           672
                                                         -----------   -----------
OPERATING (LOSS) INCOME                                      (11,038)        6,237
Interest Expense, net                                         11,049        12,879
Gain-Early Settlement of Debt                                (21,655)           --
                                                         -----------   -----------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (432)       (6,642)
Income Taxes                                                    (545)       (2,197)
                                                         -----------   -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                     113        (4,445)
Income from Discontinued Operations, Net of Tax                1,735         1,258
Gain on Sale of Discontinued Operations, Net of Tax           27,816            --
                                                         -----------   -----------
NET INCOME (LOSS)                                        $    29,664   $    (3,187)
                                                         ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                12,215,911    11,370,946
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                          16,249,880    11,370,946

Net Income (loss) per Common Share: Basic
   Income (loss) from continuing operations              $      0.01   $     (0.39)
   Income from discontinued operations, net of tax              0.14          0.11
   Gain on sale of discontinued operations, net of tax          2.28            --
                                                         -----------   -----------
Net Income (Loss) per Common Share: Basic                $      2.43   $     (0.28)
                                                         ===========   ===========

Net (Loss) per Common Share: Diluted
   Income (loss) from continuing operations              $      0.01   $     (0.39)
   Income from discontinued operations, net of tax              0.11          0.11
   Gain on sale of discontinued operations, net of tax          1.71            --
                                                         -----------   -----------
Net (Loss) per Common Share: Diluted                     $      1.83   $     (0.28)
                                                         ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                                       13 WEEKS ENDED
                                                                           ------------------------------------
                                                                           OCTOBER 1, 2005      OCTOBER 2, 2004
                                                                           ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                        $        29,664      $        (3,187)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       from Operating Activities:
    Imputed interest on notes payable and other non-cash items                        (332)                (458)
    Deferred income tax provision                                                     (475)              (1,784)
    Stock based compensation expense                                                   271                   --
    Depreciation and amortization                                                    5,340                5,968
    Bad debt (recovery) provision                                                       14               (1,634)
    Gain on sale of discontinued operations                                        (27,816)                  --
    (Gain) Loss on disposal of property and equipment                                 (729)                  52
    Inventory valuation adjustment                                                   3,292               (2,252)
    Impairment loss on goodwill and intangible assets
    Foreign currency gains                                                            (315)                (478)
    Gain - early settlement of debt                                                (21,655)                  --
    Minority interest                                                                1,381                1,056
    Changes in assets and liabilities:
       Accounts receivable                                                         (22,872)             (69,453)
       Inventories                                                                 (30,231)             (46,657)
       Prepaid expenses and other current assets                                    (2,402)                (489)
       Other non-current assets                                                      1,025                 (238)
       Accounts payable                                                             36,212               24,799
       Income taxes payable                                                          1,654                1,293
       Accrued expenses                                                             (4,933)              21,161
                                                                           ---------------      ---------------
       Other non-current assets
          NET CASH FROM OPERATING ACTIVITIES                                       (32,907)             (72,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (1,628)              (4,102)
  Proceeds from sale of assets and investments                                      15,245                    9
  Proceeds from sale of discontinued operations                                     80,936                   --
  Increase in restricted cash                                                      (81,664)                  --
  Acquisition of majority interest/business, net of cash acquired                   (4,525)                  --
  Increase in compensating balances on deposit                                      (4,424)                (451)
                                                                           ---------------      ---------------
          NET CASH FROM INVESTING ACTIVITIES                                         3,940               (4,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other short term debt               7,125               57,883
  Repayment of long term debt                                                         (196)                (220)
  Costs associated with refinancing                                                 (9,401)                  --
  Additional payment for tradenames                                                     --                 (126)
  Common stock issued                                                                  175                   18
                                                                           ---------------      ---------------
          NET CASH FROM FINANCING ACTIVITIES                                        (2,297)              57,555
                                                                           ---------------      ---------------
Effect of Exchange Rate Changes on Cash                                              1,781               (1,021)
                                                                           ---------------      ---------------
Decrease in Cash                                                                   (29,483)             (20,311)
Cash of Discontinued Operations                                                    (10,998)                  --
Cash, Beginning of Period                                                           50,791               46,847
                                                                           ---------------      ---------------
Cash, End of Period                                                        $        10,310      $        26,536
                                                                           ===============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
  Interest                                                                 $        10,653      $         3,004
  Income taxes, net of (refunds)                                           $           554      $          (387)
NOTE: Cash flow activity includes discontinued operations



            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company's business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2005 Annual Report on Form 10-K.

2.   DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction. The Company recorded a gain of $49.1 million before taxes. The Company expects to license and sell its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                                       THIRTEEN WEEKS ENDED
                                                                ---------------------------------
                                                                OCTOBER 1, 2005   OCTOBER 2, 2004
                                                                ---------------   ---------------
Net sales from discontinued operations                              $68,798           $69,451
                                                                    -------           -------
Income from discontinued operations before income taxes             $ 5,477           $ 3,362
Income taxes                                                          2,338             1,048
Minority Interest                                                     1,404             1,056
                                                                    -------           -------
Income from discontinued operations, net of tax                     $ 1,735           $ 1,258
                                                                    =======           =======

The following sets forth the carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations at July 2, 2005, in the accompanying balance sheet:

                                                    July 2, 2005
                                                    ------------
ASSETS
Cash                                                  $ 35,934
Accounts receivable, net                                25,910
Inventories, net                                        38,349
Prepaid expenses and other current assets                1,038
Deferred tax asset                                         696
                                                      --------
Current assets of discontinued operations             $101,927
                                                      --------
Property, plant and equipment, net                    $  4,003
Tradenames                                               1,474
Other assets, net                                        2,260
                                                      --------
Noncurrent assets of discontinued operations          $  7,737
                                                      --------

LIABILITIES
Accounts payable                                      $ 30,955
Accrued expenses                                         9,334
Income taxes payable                                     7,042
                                                      --------
Current liabilities of discontinued operations        $ 47,331
                                                      --------
Other notes payable                                   $  1,462
                                                      --------
Noncurrent liabilities of discontinued operations     $  1,462
                                                      --------

3.   SALE OF TABLETOP

     On September 16, 2005, the Company completed the sale of certain tabletop assets to Lifetime Brands, Inc. for $14.2 million, which approximates book value, and is subject to post-closing adjustments. In connection with this transaction, Salton divested the Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, the Company entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand

4.   SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

     THIRD AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On July 11, 2005, the Company entered into a third amendment to, and waiver under, the senior secured credit facility (the "Third Amendment") dated as of July 8, 2005.

     The Third Amendment permitted the transactions contemplated by the Company's private debt exchange offer, discussed below. The Third Amendment also, among other things: (1) waived the Company's failure to present its financial statements in accordance with GAAP as reported in the Company's previously announced reclassification of its outstanding preferred stock to a line outside of permanent equity; (2) amended the maturity date of the Company's senior secured credit facility from June 15, 2007 to December 31, 2007; (3) changed the maximum size of the facility from $275.0 million to the difference between $287.0 million and the principal amount of the new second lien notes, if any, issued in connection with the exchange offer; and (4) revised prepayment provisions triggered by certain future incurrences of debt and sales of assets, which transactions would each require the prior written consent of the lenders under the Company's senior secured credit facility.

     DEBT EXCHANGE - On August 26, 2005, the Company completed a private debt exchange offer for the outstanding Senior Subordinated Notes due December 15, 2005 ("2005 Notes") and the outstanding Senior Subordinated Notes due April 15, 2008 ("2008 Notes"). The Company accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, the Company issued an aggregate of approximately $99.1 million of senior second lien notes (the "Second Lien Notes"), 2,039,469 shares of its common stock, and 135,088 shares of its Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, with the first payment due on January 15, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by the Company in cash at the liquidation amount on August 26, 2010. The Company also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

     The debt exchange has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards ("SFAS") No.
     15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments of $28.5 million, of which $9.7 million is included in other current debt.

     The Series C preferred stock has been recorded at its fair value of $8.0 million, using an effective interest rate of 11.06%. The associated discount is being accreted to interest expense through the maturity date in 2010.

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

     On September 28, 2005, the Company completed a private exchange transaction in which the Company issued an additional $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes. There were no common or preferred shares issued in connection with this exchange.

     Subsequent to the quarter end, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million (see Note 15, "Subsequent Events").

     FOURTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On September 23, 2005, the Company entered into a fourth amendment to the senior secured credit facility (the "Fourth Amendment") dated as of September 22, 2005. Under the terms of the Fourth Amendment, the Company is required to utilize the proceeds received in connection with the sale of certain of its tabletop assets and the sale of the 52.6% ownership interest in AMAP to prepay the outstanding principal amount of the original $100.0 million term loan included therein. As of October 1, 2005, the proceeds from the sale of the tabletop assets of $13.4 million had been applied against the term loan. As of October 1, 2005, the proceeds from the sale of AMAP were classified as restricted cash. The proceeds were subsequently applied against the term loan (see Note 15, "Subsequent Events").

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

     The Fourth Amendment also modified the financial covenants that require a minimum EBITDA and consolidated fixed charge coverage ratio, and eliminated the foreign leverage ratio. The Company was not in compliance with these covenants as of October 1, 2005 and does not anticipate that it will be in compliance with these covenants as of November 5, 2005. The Company received a waiver for noncompliance during these periods (see Note 15, "Subsequent Events").

     Subsequent to quarter end, the Company entered into an amendment and waiver to the senior secured credit facility which, among other things, waives the Company's compliance with the financial covenants for the twelve-month periods ending October 1, 2005 and November 5, 2005 and permits the Company to borrow up to $5.0 million beyond availability for inventory purchases for the build-up during the 2005 Holiday season (see Note 15, "Subsequent Events").

     LETTERS OF CREDIT - As of October 1, 2005 the Company had outstanding letters of credit of $9.8 million under the letter of credit subfacility of $10.0 million.

     Subsequent to quarter end, the senior secured credit facility was amended to increase the letter of credit subfacility to $15.0 million (see Note 15, "Subsequent Events").

5.   STOCK-BASED COMPENSATION

     At October 1, 2005, the Company had stock-based employee compensation plans that are described more fully in Note 12 of the Company's 2005 Annual Report on Form 10-K. Effective July 3, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS 123 and supercedes ABP 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized over the remaining vesting period. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes' option-pricing model to determine fair value of awards on the date of grant.

     For the quarter ended October 1, 2005, total stock-based employee compensation expense was $0.2 million, net of related income tax of $0.1 million. The impact on basic and diluted earnings per share was $(0.01). Compensation cost related to nonvested awards not yet recognized is $0.1 million and will primarily be recognized in the quarter ending December 31, 2005.

     For periods prior to July 3, 2005, the Company used the intrinsic value in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R).

                                                              13 WEEKS ENDED
                                                                 10/2/2004
                                                              --------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss - as reported                                           $(3,187)
Less: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related taxes                                              285
                                                                 -------
Net loss - pro forma                                             $(3,472)
                                                                 =======
Net loss per common share: Basic and diluted
   As reported                                                   $ (0.28)
   Pro forma                                                       (0.31)

Activity in the Company's stock option plans for the thirteen weeks ended October 1, 2005 was as follows:

                                                 WEIGHTED
                                                  AVERAGE
                                       OPTIONS   EXERCISE
                                        (000)     PRICE
                                       -------   --------
Outstanding at beginning of year        2,603     $13.75
Granted                                    --
Exercised                                (105)      1.67
Expired or Canceled                       (88)     16.57
                                        -----     ------
Outstanding at end of period            2,410     $14.18
                                        =====     ======
Options exercisable at end of period    2,182     $14.72

     The following information summarizes the stock options outstanding at October 1, 2005:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                           ---------------------               -------------------
                                      WEIGHTED-
                                       AVERAGE     WEIGHTED-             WEIGHTED-
                                      REMAINING     AVERAGE               AVERAGE
                           SHARES    CONTRACTUAL    EXERCISE    SHARES   EXERCISE
RANGE OF EXERCISE PRICES    (000)   LIFE (YEARS)     PRICE       (000)     PRICE
                           ------   ------------   ---------    ------   ---------
$0.583 - $1.667               105       0.33         $ 1.67        105     $ 1.67
$2.292 - $5.833                21       1.90           5.53         21       5.53
$6.333 - $10.60             1,200       6.14           8.84        972       8.80
$13.917- $17.50               664       4.43          14.85        664      14.85
$18.95 - $37.00               420       4.33          31.92        420      31.92
                            -----       ----         ------      -----     ------
$0.583 - $37.00             2,410       5.06         $14.18      2,182     $14.72
                            =====       ====         ======      =====     ======

6.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Basic net income (loss) per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income
     (loss) per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method for options and warrants and the if-converted method for convertible securities.

     A reconciliation of the denominator of basic and diluted net income (loss) per common share is as follows:

                                                                          THIRTEEN WEEKS ENDED
                                                                   ---------------------------------
                                                                   OCTOBER 1, 2005   OCTOBER 2, 2004
                                                                   ---------------   ---------------
Weighted average number of common shares outstanding
   (denominator for net income (loss) per common share, basic)        12,215,911        11,370,946
Effect of dilutive securities:
   Convertible Preferred Stock                                         3,529,412                --
   Contract Settlement                                                   456,560                --
   Stock Options                                                          47,997                --
                                                                      ----------        ----------
Weighted average number of common shares and potential
   common shares outstanding (denominator for net income (loss)
   per common share, diluted)                                         16,249,880        11,370,946
                                                                      ==========        ==========

     Options and warrants to purchase 2,304,988 shares of common stock at a price range of $5.33 to $37.00 per share were not included in the computation of diluted earnings per share for the thirteen weeks ended October 1, 2005 because the exercise prices were greater than the average market price of the common shares during the period.

     For the thirteen weeks ended October 2, 2004, the dilutive effect of the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's loss in this period.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain Pound, the South African Rand, and the Australian Dollar to the U.S. Dollar.

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at October 1, 2005 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. A $2.3 million change in the fair value of contracts was recorded in discontinued operations in the first quarter. The change in the fair value of contracts related to continuing operations in the first quarter was insignificant. There was a de minimus amount at October 1, 2005 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. Contracts for the purchase of 7.2 million U.S. dollars were entered into during the first quarter of fiscal 2006. At October 1, 2005, the Company had foreign exchange forward contracts for the purchase of 4.5 million U.S. dollars.

8.   CAPITAL STOCK

     Activity in the Company's capital accounts for the thirteen weeks ended October 1, 2005 was as follows:

                                               COMMON              ADDITIONAL
                                               SHARES     COMMON     PAID IN
                                            OUTSTANDING    STOCK     CAPITAL
                                            -----------   ------   ----------
(IN THOUSANDS)
Balance, July 3, 2005                          11,376      $148      $55,441
Stock issued - bond exchange, net of fees       2,040        21        6,271
Stock option exercise                             105         1          174
Foreman additional liability                       --        --          199
Share-based compensation cost                      --        --          271
                                               ------      ----      -------
Balance, October 1, 2005                       13,521      $170      $62,356
                                               ======      ====      =======

9.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended October 1, 2005 and October 2, 2004, components of other comprehensive income include foreign currency translation adjustments of $(5.0) million and $(4.6) million, respectively and derivative liability adjustments of $(1.5) million and $5.7 million, respectively.

                                                                                             13 WEEKS ENDED
                                                                                   ---------------------------------
                                                                                   OCTOBER 1, 2005   OCTOBER 2, 2004
                                                                                   ---------------   ---------------
(IN THOUSANDS)
Net Income (Loss)                                                                      $29,664           $(3,187)
Other Comprehensive (Loss) Income, net of tax of $(595) and $1,700, respectively        (6,445)            1,059
                                                                                       -------           -------
Comprehensive Income (Loss)                                                            $23,219           $(2,128)
                                                                                       =======           =======

Accumulated other comprehensive income is comprised of the following:

                                                                                             AS OF
                                                                               ---------------------------------
                                                                               OCTOBER 1, 2005   OCTOBER 2, 2004
                                                                               ---------------   ---------------
(IN THOUSANDS)
Minimum Pension Liability, net of tax of $(5,205) and $(5,207), respectively      $(10,926)         $(10,933)
Unrealized Loss on Derivative, net of tax of $(22) and $573, respectively              (54)            1,404
Foreign Currency Translation                                                        16,048            21,042
                                                                                  --------          --------
                                                                                  $  5,068          $ 11,513
                                                                                  ========          ========

10.  PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

                                                      DOMESTIC              SALTON EUROPE               TOTAL
                                                ---------------------   ---------------------   ---------------------
13 WEEKS ENDED:                                 10/1/2005   10/2/2004   10/1/2005   10/2/2004   10/1/2005   10/2/2004
---------------                                 ---------   ---------   ---------   ---------   ---------   ---------
(IN THOUSANDS)
Service cost-benefits earned during the year      $  42       $  42       $  70       $  77       $ 112       $ 119
Interest cost on projected benefit obligation       176         176         540         541         716         717
Actuarial return on plan assets                    (157)       (156)       (463)       (419)       (620)       (575)
Net amortization and deferral                        61          65         200         182         261         247
                                                  -----       -----       -----       -----       -----       -----
   Net pension cost                               $ 122       $ 127       $ 347       $ 381       $ 469       $ 508
                                                  =====       =====       =====       =====       =====       =====

     The Company previously disclosed in its financial statements for the year ended July 2, 2005, that it expected to contribute $0.4 million to its domestic pension plans and $1.3 million to the Salton Europe pension plan in fiscal 2006. As of October 1, 2005, $0.2 million and $0.3 million of contributions have been made to the domestic and Europe plans, respectively.

11.  OPERATING SEGMENTS AND MAJOR CUSTOMERS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products, picture frames and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

     Major Customers - For the thirteen weeks ended October 1, 2005 and October 2, 2004, one customer accounted for 10.5% and 14.1% of net sales from continuing operations, respectively.

12.  LEGAL PROCEEDINGS

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

     JAY KORDICH V. SALTON, INC.

     On October 19, 2005, a lawsuit named Jay Kordich v. Salton, Inc. was filed in the United States District Court for the Southern District of California. The plaintiff in this action is seeking a judicial determination that a covenant not to compete in an agreement between him and Salton is invalid and unenforceable against him plus attorneys' fees and costs. Salton believes that the lawsuit is without merit.

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

13.  RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred $0.1 million in restructuring costs during the first quarter of fiscal 2006 related to warehouse rationalization. Restructuring costs of $0.7 million in the first quarter of 2005 consist primarily of consulting, severance and legal costs.

14.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

CONSOLIDATING BALANCE SHEET AS OF OCTOBER 1, 2005

                                                     GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                          PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                         --------  ------------  ------------  --------  ------------  ------------  ------------
(IN THOUSANDS)
                ASSETS
Current Assets:
   Cash                                  $     --    $    132     $      --    $    132    $ 10,178         $--        $ 10,310
   Compensating balances on deposits           --          --            --          --      38,779          --          38,779
   Restricted cash                             --          --            --          --      81,664          --          81,664
   Accounts receivable, net of
      allowances                              185      97,844            --      98,029      48,184          --         146,213
   Inventories                              3,177     125,514       (19,477)    109,214      79,105          --         188,319
   Prepaid expenses and other current
      assets                                1,674       4,980            --       6,654       8,770          --          15,424
   Intercompany                            79,074     (60,516)       (1,009)     17,549     (17,549)         --              --
   Deferred income taxes                   (3,942)      5,344            --       1,402       5,000                       6,402
                                         --------    --------     ---------    --------    --------         ---        --------
      Total Current Assets                 80,168     173,298       (20,486)    232,980     254,131          --         487,111
Property, Plant and Equipment, net          6,270       9,477            --      15,747      31,540          --          47,287
Investments in Subsidiaries               436,561      53,723      (490,284)         --          --          --              --
Tradenames                                133,242      10,312            --     143,554      36,387          --         179,941
Non-current deferred tax asset                 --          --        20,972      20,972       6,267          --          27,239
Other Assets                                8,161         787            --       8,948       2,574                      11,522
                                         --------    --------     ---------    --------    --------         ---        --------
Total Assets                             $664,402    $247,597     $(489,798)   $422,201    $330,899         $--        $753,100
                                         ========    ========     =========    ========    ========         ===        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other
      current debt including accrued
      interest of $9,713                 $  9,713    $ 52,553     $      --    $ 62,266    $ 25,219         $--        $ 87,485
   Senior subordinated notes due 2005 -
      current                              45,990          --            --      45,990          --          --          45,990
   Accounts payable                         4,552       6,839          (837)     10,554     102,521          --         113,075
   Accrued expenses                         6,237       7,165            --      13,402      15,659          --          29,061
   Accrued interest                         4,965       2,612            --       7,577          --                       7,577
   Income taxes payable                     4,149          --            --       4,149         229                       4,378
                                         --------    --------     ---------    --------    --------         ---        --------
      Total current liabilities            75,606      69,169          (837)    143,938     143,628          --         287,566
Non-current Deferred Income Taxes         (18,339)     (2,633)       20,972          --       3,040          --           3,040
Senior subordinated notes due 2008,
   including an adjustment of $2,578 to
   the carrying value related to
   interest rate swap agreements           62,206          --            --      62,206          --          --          62,206
Second Lien Notes, including accrued
   interest of $18,756                    121,933          --            --     121,933          --                     121,933
Series C Preferred Stock                    8,087          --            --       8,087          --                       8,087
Long term debt - revolving credit
   agreement                                   --     100,000            --     100,000          --                     100,000
Other notes payable                            --          50            --          50          --          --              50
Other Long Term Liability                   1,796       3,546            --       5,342      14,792                      20,134
                                         --------    --------     ---------    --------    --------         ---        --------
   Total liabilities                      251,289     170,132        20,135     441,556     161,460          --         603,016
Convertible Preferred Stock                40,000          --            --      40,000          --          --          40,000
Stockholders' Equity                      373,113      77,465      (509,933)    (59,355)    169,439          --         110,084
                                         --------    --------     ---------    --------    --------         ---        --------
Total Liabilities and Stockholders'
   Equity                                $664,402    $247,597     $(489,798)   $422,201    $330,899         $--        $753,100
                                         ========    ========     =========    ========    ========         ===        ========

CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2005

                                                     GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                          PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                         --------  ------------  ------------  --------  ------------  ------------  ------------
(IN THOUSANDS)
                 ASSETS
Current Assets:
   Cash                                  $     --    $    127     $      --    $    127    $ 14,730         $--        $ 14,857
      Compensating balances on deposit         --          --            --          --      34,355                      34,355
      Restricted cash                                                                                                        --
   Accounts receivable, net of
      allowances                              393      87,339            --      87,732      52,447          --         140,179
   Inventories                              2,761     141,573       (22,873)    121,461      73,604          --         195,065
   Assets held for sale                        --         998            --         998          --                         998
   Prepaid expenses and other current
      assets                                4,432       2,699            --       7,131       8,917          --          16,048
   Intercompany                            98,194     (62,146)         (240)     35,808     (35,808)         --              --
   Deferred income taxes                   (3,942)      5,344            --       1,402       4,122                       5,524
   Current assets of discontinued
      operations                               --          --            --          --     101,927                     101,927
                                         --------    --------     ---------    --------    --------         ---        --------
      Total current assets                101,838     175,934       (23,113)    254,659     254,294          --         508,953
Property, Plant and Equipment,
   Net of Accumulated Depreciation          7,075      10,538            --      17,613      32,614          --          50,227
Investments in Subsidiaries               362,149      53,699      (415,848)         --          --          --              --
Tradenames                                133,317      10,313            --     143,630      36,411          --         180,041
Non-current deferred tax asset                 --          --        45,618      45,618       3,657                      49,275
   Other Assets, net                        8,223         834            --       9,057       2,498          --          11,555
Non-current assets of discontinued
   operations                                  --          --            --          --       7,737                       7,737
                                         --------    --------     ---------    --------    --------         ---        --------
Total Assets                             $612,602    $251,318     $(393,343)   $470,577    $337,211         $--        $807,788
                                         ========    ========     =========    ========    ========         ===        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other
      current debt                       $     --    $ 47,748     $      --    $ 47,748    $ 22,982         $--        $ 70,730
   Senior subordinated notes - current     45,990          --            --      45,990          --                      45,990
   Accounts payable                         2,934       5,349           (68)      8,215      78,039          --          86,254
   Accrued expenses                         5,974       6,812            --      12,786      22,016          --          34,802
   Accrued interest                        11,535       2,054            --      13,589          --                      13,589
   Income taxes payable                     3,937          --            --       3,937         438          --           4,375
   Current liabilities of discontinued
      operations                               --          --            --          --      47,331                      47,331
                                         --------    --------     ---------    --------    --------         ---        --------
      Total current liabilities            70,370      61,963           (68)    132,265     170,806          --         303,071
Non-current Deferred tax liability -
   Domestic                               (42,985)     (2,633)       45,618          --          --          --              --
Non-current Deferred tax liability -
   Foreign                                     --          --            --          --       3,334                       3,334
Senior subordinated notes due 2005         79,010          --            --      79,010          --          --          79,010
Senior subordinated notes due 2008,
   including an adjustment of $7,082 to
   the carrying value related to
   interest rate swap agreements          156,387          --            --     156,387          --          --         156,387
Series C preferred stock
Term loan and other notes payable              --     100,050            --     100,050          --          --         100,050
Other long term liabilities                 1,995       3,588            --       5,583      14,700          --          20,283
Non-curent liabilities of discontinued
   opeartions                                  --          --            --          --       1,462                       1,462
                                         --------    --------     ---------    --------    --------         ---        --------
      Total liabilities                   264,777     162,968        45,550     473,295     190,302          --         663,597
Minority Interest in discontinued
   operations                                  --          --            --          --      24,263          --          24,263
Convertible Preferred Stock                40,000          --            --      40,000          --          --          40,000
Commitmetns and contingecies
   Stockholders' Equity                   307,825      88,350      (438,893)    (42,718)    122,646          --          79,928
                                         --------    --------     ---------    --------    --------         ---        --------
Total Liabilities and Stockholders'
   Equity                                $612,602    $251,318     $(393,343)   $470,577    $337,211         $--        $807,788
                                         ========    ========     =========    ========    ========         ===        ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED OCTOBER 1,
2005

                                                  GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      --------  ------------  ------------  --------  ------------  ------------  ------------
(IN THOUSANDS)
Net Sales                             $ 31,049    $121,565       $(66,045)   $ 86,569    $120,720      $(58,873)     $148,416
Cost of Goods Sold                      25,454     110,391        (69,441)     66,404      99,541       (57,574)      108,371
Distribution Expenses                       --       6,225             --       6,225       4,323            --        10,548
                                      --------    --------       --------    --------    --------      --------      --------
   Gross Profit                          5,595       4,949          3,396      13,940      16,856        (1,299)       29,497
Selling, General and Administrative
   expenses                             10,448      11,831             --      22,279      19,438        (1,299)       40,418
Restructuring Costs                         26          91             --         117          --            --           117
                                      --------    --------       --------    --------    --------      --------      --------
   Operating(Loss) Income               (4,879)     (6,973)         3,396      (8,456)     (2,582)           --       (11,038)
Interest Expense, Net                    5,146       3,936             --       9,082       1,967            --        11,049
Gain-Early settlement of debt          (21,655)         --             --     (21,655)         --                     (21,655)
Equity in Earnings of Subsidiaries     (39,308)        (24)        39,332          --          --            --            --
                                      --------    --------       --------    --------    --------      --------      --------
  (Loss) Income from Continuing
      Operations Before Income
      Taxes                             50,938     (10,885)       (35,936)      4,117      (4,549)           --          (432)
Income Taxes                             3,323          --             --       3,323      (3,868)           --          (545)
                                      --------    --------       --------    --------    --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                        47,615     (10,885)       (35,936)        794        (681)           --           113
Income (Loss) from Discontinued
   Operations, Net of Tax                   --          --             --                   1,735            --         1,735
Gain on Sale of Discontinued
   Operations, Net of Tax              (21,323)         --             --     (21,323)     49,139            --        27,816
                                      --------    --------       --------    --------    --------      --------      --------
Net Income (Loss)                     $ 26,292    $(10,885)      $(35,936)   $(20,529)   $ 50,193      $     --      $ 29,664
                                      ========    ========       ========    ========    ========      ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED OCTOBER 2,
2004

                                                 GUARANTOR                               OTHER      CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      --------  ------------  ------------  --------  ------------  ------------  ------------
(IN THOUSANDS)
Net Sales                             $  48,080   $ 149,558      $(82,150)   $115,488    $167,362      $(78,166)     $204,684
Cost of Goods Sold                       39,341     124,289       (83,934)     79,696     132,172       (73,882)      137,986
Distribution Expenses                                 8,654            --       8,654       4,281                      12,935
                                      ---------   ---------      --------    --------    --------      --------      --------
   Gross Profit                           8,739      16,615         1,784      27,138      30,909        (4,284)       53,763
Selling, General and Administrative
  expenses                               14,342      10,285            --      24,627      26,511        (4,284)       46,854
Restructuring Costs                         455         217            --         672          --           672
                                      ---------   ---------      --------    --------    --------      --------      --------
   Operating (Loss) Income               (6,058)      6,113         1,784       1,839       4,398            --         6,237
Interest Expense, Net                     7,307       3,479            --      10,786       2,093            --        12,879
(Income) Loss from Subsidiary            (5,043)         (8)        5,051          --          --            --            --
                                      ---------   ---------      --------    --------    --------      --------      --------
  (Loss) Income from Continuing
    Operations
     Before Income Taxes                 (8,322)      2,642        (3,267)     (8,947)      2,305            --        (6,642)
Income Taxes                             (1,969)         --            --      (1,969)       (228)           --        (2,197)
                                      ---------   ---------      --------    --------    --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                         (6,353)      2,642        (3,267)     (6,978)      2,533            --        (4,445)
Income from Discontinued
   Operations, Net of Tax                    --          --            --          --       1,258                       1,258
                                      ---------   ---------      --------    --------    --------      --------      --------
   Net Income (Loss)                  $  (6,353)  $   2,642      $ (3,267)   $ (6,978)   $  3,791      $     --      $ (3,187)
                                      =========   =========      ========    ========    ========      ========      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2005 (IN THOUSANDS)

                                                                        GUARANTOR
                                                           PARENT      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                        ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $     26,292   $    (10,885)  $    (35,936)  $    (20,529)
   Adjustments to reconcile net
     income (loss) to net cash
     from operating activities:
      Imputed interest on notes payable
           and other non-cash items                             (359)             5             --           (354)
      Deferred income tax provision                            3,322             --             --          3,322
      Stock based compensation expense                           271             --             --            271
      Depreciation and amortization                            1,966            682             --          2,648
      Bad debt (recovery) provision                               --             --             --             --
     Gain on sale of discontinued operations                  21,323             --             --         21,323
     (Gain) Loss on disposal of property
       and equipment                                              --           (746)            --           (746)
      Inventory valuation adjustment                              --          3,436             --          3,436
      Impairment loss on intangible asset                         --             --                            --
       Foreign currency gains                                     --           (315)            --           (315)
       Gain-early settlement of debt                         (21,655)            --             --        (21,655)
       Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries                 (39,307)           (24)        39,331             --
      Minority interest                                           --             --             --             --
      Changes in assets and liabilities:
        Accounts receivable                                      208        (10,190)            --         (9,982)
        Inventories                                             (416)           (74)        (3,395)        (3,885)
        Prepaid expenses and other current assets                509         (2,535)            --         (2,026)
        Other non-current assets                                  --            (17)            --            (17)
        Accounts payable                                         850          1,488             --          2,338
        Income taxes payable                                     213             --             --            213
        Accrued expenses                                      16,201           (802)            --         15,399
                                                        ------------   ------------   ------------   ------------
            NET CASH FROM OPERATING ACTIVITIES                 9,418        (19,977)            --        (10,559)
                                                        ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                   (192)           (45)            --           (237)
         Proceeds from sale of assets and investments             --         15,222             --         15,222
         Proceeds from sale of discontinued operations            --             --             --             --
         Acquisition of business, net of cash acquired            --             --             --             --
         Increase in restricted cash                              --             --             --             --
         Increase in compensating balances on deposit             --             --             --             --
                                                        ------------   ------------   ------------   ------------
           NET CASH FROM INVESTING ACTIVITIES                   (192)        15,177             --         14,985
                                                        ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit
           and other short term debt                              --          4,861             --          4,861
       Repayment of long-term debt                                --            (56)            --            (56)
       Costs associated with refinancing                      (9,401)            --             --         (9,401)
        Additional payment for trademarks                                                       --             --
       Common stock issued                                       175             --             --            175
                                                        ------------   ------------   ------------   ------------
        NET CASH FROM FINANCING ACTIVITIES                    (9,226)         4,805             --         (4,421)
                                                        ------------   ------------   ------------   ------------
Effect of Exchange Rate Changes on Cash                           --             --             --             --
                                                        ------------   ------------   ------------   ------------
Decrease in Cash                                                  --              5             --              5
Cash of discontinued operations                                   --             --             --
Cash, Beginning of Period                                         --            127             --            127
                                                        ------------   ------------   ------------   ------------
Cash, End of Period                                     $         --   $        132   $         --   $        132
                                                        ============   ============   ============   ============


                                                           OTHER       CONSOLIDATED   CONSOLIDATED
                                                        SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $     50,193   $         --         29,664
   Adjustments to reconcile net
     income (loss) to net cash
     from operating activities:
      Imputed interest on notes payable
           and other non-cash items                               22             --           (332)
      Deferred income tax provision                           (3,797)            --           (475)
      Stock based compensation expense                            --             --            271
      Depreciation and amortization                            2,692                         5,340
      Bad debt (recovery) provision                               14             --             14
     Gain on sale of discontinued operations                 (49,139)                      (27,816)
     (Gain) Loss on disposal of property
       and equipment                                              17             --           (729)
      Inventory valuation adjustment                            (144)                        3,292
      Impairment loss on intangible asset                         --             --             --
       Foreign currency gains                                     --             --           (315)
       Gain-early settlement of debt                              --             --        (21,655)
       Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries                      --             --             --
      Minority interest                                        1,381             --          1,381
      Changes in assets and liabilities:
        Accounts receivable                                  (12,890)            --        (22,872)
        Inventories                                          (26,346)                      (30,231)
        Prepaid expenses and other current assets               (376)            --         (2,402)
        Other non-current assets                               1,042             --          1,025
        Accounts payable                                      33,874             --         36,212
        Income taxes payable                                   1,441             --          1,654
        Accrued expenses                                     (20,332)            --         (4,933)
                                                        ------------   ------------   ------------
            NET CASH FROM OPERATING ACTIVITIES               (22,348)            --        (32,907)
                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                 (1,391)            --         (1,628)
         Proceeds from sale of assets and investments             23             --         15,245
         Proceeds from sale of discontinued operations        80,936             --         80,936
         Acquisition of business, net of cash acquired        (4,525)                       (4,525)
         Increase in restricted cash                         (81,664)            --        (81,664)
         Increase in compensating balances on deposit         (4,424)            --         (4,424)
                                                        ------------   ------------   ------------
           NET CASH FROM INVESTING ACTIVITIES                (11,045)            --          3,940
                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit
           and other short term debt                           2,264             --          7,125
       Repayment of long-term debt                              (140)            --           (196)
       Costs associated with refinancing                          --             --         (9,401)
        Additional payment for trademarks                         --                            --
       Common stock issued                                        --             --            175
                                                        ------------   ------------   ------------
        NET CASH FROM FINANCING ACTIVITIES                     2,124             --         (2,297)
                                                        ------------   ------------   ------------
Effect of Exchange Rate Changes on Cash                        1,781             --          1,781
                                                        ------------   ------------   ------------
Decrease in Cash                                             (29,488)            --        (29,483)
Cash of discontinued operations                              (10,998)                      (10,998)
Cash, Beginning of Period                                     50,664             --         50,791
                                                        ------------   ------------   ------------
Cash, End of Period                                     $     10,178   $         --   $     10,310
                                                        ============   ============   ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2004 (IN THOUSANDS)

                                                                             GUARANTOR
                                                               PARENT      SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                            ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                        $     (6,353)  $      2,642   $     (3,267)  $     (6,978)
   Adjustments to reconcile net income (loss) to net cash
   from operating activities:
      Imputed interest on notes payable and non-cash items          (564)            --             --           (564)
      Deferred income tax provision                               (1,968)            --             --         (1,968)
      Depreciation and amortization                                2,461            834             --          3,295
      Bad debt (recovery) provision                                   --         (1,694)            --         (1,694)
      (Gain) Loss on disposal of property and equipment               --             54             --             54
      Inventory valuation adjustment                                  --         (2,252)            --         (2,252)
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                 (5,043)            (8)         5,051             --
      Foreign currency gains and losses                               --           (478)            --           (478)
      Minority interest                                               --             --             --             --
      Changes in assets and liabilities:
        Accounts receivable                                           (3)       (23,654)            --        (23,657)
        Inventories                                              (11,205)         1,252         (1,784)       (11,737)
        Prepaid expenses and other current assets                  1,790            (81)            --          1,709
        Other non-current assets                                      --           (177)            --           (177)
        Accounts payable                                            (934)         3,468             --          2,534
        Income taxes payable                                          54              1             --             55
        Accrued expenses                                          22,123        (14,959)            --          7,164
                                                            ------------   ------------   ------------   ------------
            NET CASH FROM OPERATING ACTIVITIES                       358        (35,052)            --        (34,694)
                                                            ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                         (64)          (255)            --           (319)
        Proceeds from sale of assets and investments                  --             --             --             --
        Increase in compensating balances on deposit                  --             --             --             --
                                                            ------------   ------------   ------------   ------------
           NET CASH FROM INVESTING ACTIVITIES                        (64)          (255)            --           (319)
                                                            ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit
           and other short term debt                                  --         35,119             --         35,119
        Repayment of long-term debt                                   --           (178)            --           (178)
        Additional payment for tradenames                           (126)            --             --           (126)
        Common stock issued                                           18             --             --             18
                                                            ------------   ------------   ------------   ------------
        NET CASH FROM FINANCING ACTIVITIES                          (108)        34,941             --         34,833
                                                            ------------   ------------   ------------   ------------
Effect of Exchange Rate Changes on Cash                               --             --             --             --
Decrease in Cash                                                     186           (366)            --           (180)
Cash of Discontinued Operations                                       --             --             --             --
Cash, Beginning of Period                                              1            903             --            904
                                                            ------------   ------------   ------------   ------------
Cash, End of Period                                         $        187   $        538   $         --   $        725
                                                            ============   ============   ============   ============




                                                                OTHER       CONSOLIDATED  CONSOLIDATED
                                                             SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                             ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                         $      3,791   $         --  $     (3,187)
   Adjustments to reconcile net income (loss) to net cash
   from operating activities:
      Imputed interest on notes payable and non-cash items            106             --          (458)
      Deferred income tax provision                                   184             --        (1,784)
      Depreciation and amortization                                 2,673             --         5,968
      Bad debt (recovery) provision                                    60             --        (1,634)
      (Gain) Loss on disposal of property and equipment                (2)            --            52
      Inventory valuation adjustment                                   --             --        (2,252)
      Equity in net income of unconsolidated affiliate/
        consolidated subsidiaries                                      --             --            --
      Foreign currency gains and losses                                --             --          (478)
      Minority interest                                             1,056             --         1,056
      Changes in assets and liabilities:
        Accounts receivable                                       (45,796)            --       (69,453)
        Inventories                                               (34,920)            --       (46,657)
        Prepaid expenses and other current assets                  (2,198)            --          (489)
        Other non-current assets                                      (61)            --          (238)
        Accounts payable                                           22,265             --        24,799
        Income taxes payable                                        1,238             --         1,293
        Accrued expenses                                           13,997             --        21,161
                                                             ------------   ------------  ------------
            NET CASH FROM OPERATING ACTIVITIES                    (37,607)            --       (72,301)
                                                             ------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                       (3,783)            --        (4,102)
        Proceeds from sale of assets and investments                    9             --             9
        Increase in compensating balances on deposit                 (451)            --          (451)
                                                             ------------   ------------  ------------
           NET CASH FROM INVESTING ACTIVITIES                      (4,225)            --        (4,544)
                                                             ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from revolving line of credit
           and other short term debt                               22,764             --        57,883
        Repayment of long-term debt                                   (42)            --          (220)
        Additional payment for tradenames                              --             --          (126)
        Common stock issued                                            --             --            18
                                                             ------------   ------------  ------------
        NET CASH FROM FINANCING ACTIVITIES                         22,722             --        57,555
                                                             ------------   ------------  ------------
Effect of Exchange Rate Changes on Cash                            (1,021)            --        (1,021)
Decrease in Cash                                                  (20,131)            --       (20,311)
Cash of Discontinued Operations                                        --             --            --
Cash, Beginning of Period                                          45,943             --        46,847
                                                             ------------   ------------  ------------
Cash, End of Period                                          $     25,811   $         --  $     26,536
                                                             ============   ============  ============

                                       20

15.  SUBSEQUENT EVENTS

     PREPAYMENTS AND BORROWINGS PURSUANT TO FOURTH AMENDMENT - On October 5, 2005, in accordance with the terms of the Fourth Amendment, the Company: 1) applied $80.8 million of proceeds from the sale of AMAP against the original term loan under the senior secured credit facility; and 2) borrowed $80.8 million under additional term loans under the senior secured credit facility. As required by the Fourth Amendment, the Company: 1) used the first $24.9 million of borrowings under the additional term loan to repay outstanding revolving line of credit borrowings under the senior secured credit facility; and 2) placed $50.0 million of such borrowings into an interest-bearing cash collateral account which, subject to certain conditions, may be used to purchase, prepay or redeem the outstanding 2005 Notes.

     FIFTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On October 7, 2005, the Company entered into a fifth amendment to the senior secured credit facility (the "Fifth Amendment") dated as of October 7, 2005. The Fifth Amendment increases the letter of credit subfacility from $10.0 million to $15.0 million.

     SIXTH AMENDMENT TO AND WAIVER UNDER, SENIOR SECURED CREDIT FACILITY - On November 9, 2005, the Company entered into a sixth amendment to, and waiver under, the senior secured credit facility (the "Sixth Amendment") dated as of November 9, 2005.

     The Sixth Amendment, among other things: 1) waives the Company's compliance with the financial covenants for the twelve-month periods ending October 1, 2005 and November 5, 2005; and 2) permits the Company to borrow up to $5.0 million beyond availability for inventory purchases for the build-up during the 2005 Holiday season.

     REPURCHASES OF 2005 NOTES - Subsequent to the quarter end, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million. The $50.0 million cash collateral account established pursuant to the Fourth Amendment for use by the Company solely for purchases, prepayments or redemptions of outstanding 2005 Notes has been reduced by this $9.2 million plus the $4.0 million of 2005 Notes acquired by the Company in the previously disclosed private exchange transaction for Second Lien Notes on September 28, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on From 10-Q, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

- our ability to repay the outstanding 103/4% senior subordinated notes due December 15, 2005;

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

-    the risks related to intellectual property rights; and

- the risks relating to regulatory matters and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission Filings

All forward looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this quarterly report on Form 10-Q.

INTRODUCTION

Salton designs, markets and distributes small home appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, time products, lighting products, picture frames and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions and alliances as well as internal international growth.

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we have reported the sale of Amalgamated Appliance Holdings ("AMAP") as discontinued operations for the periods presented.

SIGNIFICANT EVENTS AND RECENT DEVELOPMENTS DURING THE QUARTER

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

- Mr. Lester C. Lee, a new independent director designated by certain former holders of the Subordinated Notes, was elected to serve on our board of directors; and

- In the first quarter of fiscal 2006 we recorded a pre-tax gain on cancellation of indebtedness of approximately $21.7 million.

SALE OF AMAP AND TABLETOP

On September 29, 2005, we completed the sale of our 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, we received proceeds, net of expenses, of $81.0 million in connection with the transaction. In the first quarter of fiscal 2006, we recorded a gain of approximately $49.1 million before taxes. We expect to license and sell our George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

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

SUBSEQUENT REPURCHASES OF OUTSTANDING SUBORDINATED NOTES

During the second quarter of fiscal 2006, we purchased an aggregate of $9.2 million of our 2005 Notes for $9.1 million. Approximately $36.8 million in aggregate principal amounts remain outstanding as of November 10, 2005.

OTHER STRATEGIC OPTIONS

As previously disclosed in an 8-K filed on August 30, 2005, we continue to explore strategic options to satisfy our liquidity needs and improve our overall balance sheet position. These strategic options include potential sales of assets or businesses, the creation of new foreign debt, repurchases of outstanding Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock) and further reductions in expenses.

QUARTER IN REVIEW

For the first quarter of fiscal 2006 (thirteen weeks ended October 1, 2005), Salton focused its efforts on re-building confidence among our suppliers and customers. Cost reductions continue to create significant savings domestically. However, sales in the quarter were adversely impacted by the uncertainty surrounding our restructuring efforts, which created a delay in customer orders and product shortages. Additionally, foreign sales were impacted by a weak consumer demand in Europe as well as some product shortages.

U.S. RESTRUCTURING PLAN

As part of an effort to improve our domestic operations, we have successfully implemented our U.S. restructuring plan in an effort to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have reduced domestic expenses by more than $55.0 million. As announced in the fourth quarter of fiscal 2005, we plan to continue our cost reduction efforts through a second U.S. cost reduction program which is expected to reduce domestic operations by an additional $25.0 million above the initial $40 million with $15.0 million to be realized in 2006 and $10.0 million to be realized in 2007.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

                                                     THIRTEEN WEEKS ENDED
                                              ---------------------------------
                                              OCTOBER 1, 2005   OCTOBER 2, 2004
                                              ---------------   ---------------
Net sales                                          100.0%            100.0%
Cost of goods sold                                  73.0              67.5
Distribution expenses                                7.1               6.3
                                                   -----             -----
   Gross profit                                     19.9              26.2
Selling, general and administrative expense         27.2              22.9
Restructuring costs                                  0.1               0.3
                                                   -----             -----
   Operating (loss) income                          -7.4%              3.0%
                                                   =====             =====

     FIRST QUARTER 2006 COMPARED TO FIRST QUARTER 2005

     NET SALES AND GROSS PROFIT

     Salton's worldwide sales were $148.4 million in first quarter of fiscal 2006 versus $204.7 million in the first quarter of fiscal 2005. Net sales decreased domestically by $47.0 million as a result of restructuring and the uncertainty it created among one of our large suppliers and a few customers. This uncertainty impacted product availability and demand for the first quarter. Foreign sales declined by $9.2 million. The foreign sales were impacted by weak consumer demand and some product shortages in the United Kingdom.

     Gross profit for the first quarter of fiscal 2006 declined $24.3 million from $53.8 million in 2005 to $29.5 million in 2006. As a percent of net sales, gross profit was 19.9% in the first quarter of fiscal 2006 compared to 26.3% in the first quarter of 2006, a decrease of 6.4%. These decreases are primarily a result of an inventory shortage of higher margin products and increased closeouts in the domestic market as well as global material cost increases in plastics, steel and corrugated materials. These decreases in gross profit were partially offset by a $2.4 million domestic decline in distribution expenses primarily as a result of our U.S. cost reduction programs. We continue to move inventory at lower margins in a continued effort to rationalize product lines and realign our business. The outlook for material costs remains uncertain. Although we have recently implemented price increases on certain products to compensate for higher material costs, the impact of the price increases is uncertain due to potential reactions of our competitors and the uncertainty of consumer acceptance.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $40.4 million for first quarter of fiscal 2006 compared to $46.9 million for first quarter of fiscal 2005. U.S. operations reduced selling, general and administrative expenses by $5.4 million primarily driven by a $5.0 million decline in promotional expenditures for television, royalty expense, certain other media and cooperative advertising, and trade show expenses as a result of our U.S. cost reduction plan.

     RESTRUCTURING COSTS

     As a result of our U.S. restructuring plan, we incurred $0.1 million in restructuring costs during the first quarter of fiscal 2006 related to warehouse rationalization. Restructuring costs of $0.7 million in the first quarter of 2005 consist primarily of consulting, severance and legal costs.

     NET INTEREST EXPENSE

     Net interest expense was $11.0 million for the first quarter of fiscal 2006 and $12.9 million for the first quarter of fiscal 2005. Our rate of interest on amounts outstanding under the revolver, term loan and senior subordinated debt was a weighted average annual rate of 8.9% in the first quarter of fiscal 2006 compared to 9.6% in fiscal 2005. The average amount of all debt outstanding was $434.9 million for the first quarter of fiscal 2006 compared to $465.4 million for the first quarter of fiscal 2005.

     INCOME TAXES

     The effective tax rate (benefit) for federal, state, and foreign income taxes was approximately (126.2)% for the first quarter of fiscal 2006 versus approximately (35.0)% for the first quarter of fiscal 2005. The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate (benefit) for fiscal 2006 to be significantly higher than the fiscal 2005 annual effective rate, due to the reversal of a substantial deferred tax asset valuation allowance resulting from an increase in domestic taxable income from one-time gains.

     DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction. The Company recorded a gain of $49.1 million before taxes, $28.9 million net of tax. The Company expects to license and sell its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products in South Africa following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                                 Thirteen Weeks Ended
                                                          ---------------------------------
                                                          October 1, 2005   October 2, 2004
                                                          ---------------   ---------------
Net sales from discontinued operations                        $68,798           $69,451
                                                              -------           -------
Income from discontinued operations before income taxes       $ 5,477           $ 3,362
Income taxes                                                    2,338             1,048
Minority Interest                                               1,404             1,056
                                                              -------           -------
Income from discontinued operations, net of tax               $ 1,735           $ 1,258
                                                              =======           =======

     The following sets forth the carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations at July 2, 2005, in the accompanying balance sheet:

                                                    JULY 2, 2005
                                                    ------------
ASSETS
Cash                                                  $ 35,934
Accounts receivable, net                                25,910
Inventories, net                                        38,349
Prepaid expenses and other current assets                1,038
Deferred tax asset                                         696
                                                      --------
Current assets of discontinued operations             $101,927
                                                      --------
Property, plant and equipment, net                    $  4,003
Tradenames                                               1,474
Other assets, net                                        2,260
                                                      --------
Noncurrent assets of discontinued operations          $  7,737
                                                      --------
LIABILITIES
Accounts payable                                      $ 30,955
Accrued expenses                                         9,334
Income taxes payable                                     7,042
                                                      --------
Current liabilities of discontinued operations        $ 47,331
                                                      --------
Other notes payable                                   $  1,462
                                                      --------
Noncurrent liabilities of discontinued operations     $  1,462
                                                      --------

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW FROM CONTINUING OPERATIONS

     The following discussion excludes the impact on cash flows from discontinued operations.

     Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facility. In the first quarter of fiscal 2006, Salton's continuing operations used $11.1 million in cash flow, compared with a use of $40.7 million in first quarter of fiscal 2005. Our accounts receivable balances reflect lower sales as a result of the uncertainties surrounding the Company's restructuring activities. We concluded a major portion of our restructuring efforts during the first quarter of fiscal 2006.

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

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling and Australian Dollar against United States dollars.

     INVESTING ACTIVITIES

     In the first quarter of fiscal 2006, we had $80.9 million in proceeds from the sale of discontinued operations as a result of the AMAP transaction and $15.2 million in proceeds from the sale of assets and investments, primarily from the sale of our tabletop division and a warehouse distribution facility in the U.S.

     FINANCING ACTIVITIES

     We had net proceeds from worldwide credit facilities of $7.1 million. These proceeds were offset by $9.4 million of financing costs associated with our debt restructuring during the first quarter.

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

     As of November 8, 2005, we had borrowed $144.7 million under the senior secured credit facility and had approximately $12.3 million available under this facility for future borrowings.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.0% (or 5.0% after March 31, 2006), equaling 9.76% at November 4, 2005; or the Base Rate (prime rate), plus 4.0% (or 3.0% after March 31, 2006), equaling 11.00% at November 4, 2005.
     The Company has the option to convert any base rate loan to LIBOR rate loan. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

     On September 23, 2005, the Company entered into a fourth amendment to the senior secured credit facility (the "Fourth Amendment") dated as of September 22, 2005. Under the terms of the Fourth Amendment, the Company is required to utilize the proceeds received in connection with the sale of certain of its tabletop assets and the sale of the 52.6% ownership interest in AMAP to prepay the outstanding principal amount of the original $100.0 million term loan included therein. As of October 1, 2005, the proceeds from the sale of the tabletop assets of $13.4 million had been applied against the term loan. As of October 1, 2005, the proceeds from the sale of AMAP were classified as restricted cash.

     On October 5, 2005, in accordance with the terms of the Fourth Amendment, the Company: 1) applied $80.8 million of proceeds from the sale of AMAP against the original term loan under the senior secured credit facility; and 2) borrowed $80.8 million under additional term loans under the senior secured credit facility. As required by the Fourth Amendment, the Company:
     1) used the first $24.9 million of borrowings under the additional term loan to repay outstanding revolving line of credit borrowings under the senior secured credit facility; and 2) placed $50.0 million of such borrowings into an interest-bearing cash collateral account which, subject to certain conditions, may be used to purchase, prepay or redeem the outstanding 2005 Notes.

     The Fourth Amendment also modified the financial covenants that require a minimum EBITDA and consolidated fixed charge coverage ratio, and eliminated the foreign leverage ratio. The Company was not in compliance with these covenants as of October 1, 2005 and does not anticipate that it will be in compliance with these covenants as of November 5, 2005. The Company received an amendment (see "The Sixth Amendment") and a waiver to the senior secured credit facility.

     As of October 1, 2005 the Company had outstanding letters of credit of $9.8 million under the letter of credit subfacility of $10.0 million. The senior secured credit facility was amended ("The Fifth Amendment") on October 7, 2005 to increase the letter of credit subfacility to $15.0 million.

     On November 9, 2005, the Company entered into a sixth amendment to, and waiver under, the senior secured credit facility (the "Sixth Amendment") dated as of November 9, 2005. The Sixth Amendment, among other things: 1) waives the Company's compliance with the financial covenants for the 12-month periods ending October 1, 2005 and November 5, 2005; and 2) permits the Company to borrow up to $5.0 million beyond availability for inventory purchases for the build-up during the 2005 Holiday season.

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

                                    Permitted Additional
      Cumulative Percentage         Amounts Available to
of the Second Lien Notes Redeemed    Purchase 2008 Notes
---------------------------------   --------------------
                 9%                      $ 2 million
                18%                      $ 5 million
                27%                      $ 9 million
                36%                      $14 million
                45%                      $20 million
                54%                      $27 million
                63%                      $35 million
                72%                      $44 million
                81%                      $54 million
                90%                      $66 million
               100%                      $78 million

     Subject to the Intercreditor Agreement described below, if an event of default (other than an event of default resulting from certain events of bankruptcy, insolvency or reorganization) occurs and is continuing, the second lien agent and the holders of at least 66-2/3% in principal amount of Second Lien Notes then outstanding may declare the principal of and accrued but unpaid interest on all of the Second Lien Notes to be due and payable. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the principal of and interest on all of the Second Lien Notes shall automatically become immediately due and payable without notice or demand of any kind.

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

     INTERCREDITOR AGREEMENT

     The agent and co-agent for our senior secured credit facility, and the second lien agent for our second lien credit agreement entered into an intercreditor agreement dated as of August 26, 2005 which provides that, among other things, any lien on collateral held by or on behalf of the second lien agent or any holder of the Second Lien Notes that secures all or any portion of the Second Lien Notes will in all respects be junior and subordinate to all liens granted to the lenders under our senior secured credit facility. At any time that the agent or co-agent under our senior secured credit facility notifies the second lien agent in writing that an event of default has occurred and is continuing under such facility, then the second lien agent and the holders of the Second Lien Notes will not have any right to exercise any secured creditor remedies (including without limitation, foreclosing or otherwise realizing upon collateral) or take certain other actions (including, without limitation, commencing or causing to be commenced or joining with any creditor in commencing any insolvency proceeding) until the first to occur of (a) payment in full in cash of all obligations under our senior secured credit facility after or concurrently with termination of all commitments to extend credit thereunder, (b) the date upon which the agent or co-agent under our senior secured credit facility shall have waived or acknowledged in writing the termination of such event of default or (c) 270 days following receipt of such notice by the second lien agent (a "standstill period"). Only two standstill periods may be commenced within any 360 day period, and no subsequent standstill period may be commenced within 60 days after the termination of the immediately preceding standstill period.

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

     In connection with our debt exchange offer, on August 26, 2005 we accepted for exchange an aggregate of approximately $75.0 million in principal amount of 2005 Notes (approximately 60.0% of the outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer. Subsequent to the quarter end, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million. The $50.0 million cash collateral account established pursuant to the Fourth Amendment for use by the Company solely for purchases, prepayments or redemptions of outstanding 2005 Notes has been reduced by this $9.2 million plus the $4.0 million of 2005 Notes acquired by the Company in the previously disclosed private exchange transaction for Second Lien Notes on September 28, 2005.

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

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at October 1, 2005 and July 2, 2005, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION - The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 56.1% and 60.7% of the Company's inventories as of October 1, 2005 and July 2, 2005, respectively. All remaining inventory cost is determined on the first-in, first-out basis.

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

     STOCK-BASED COMPENSATION - The Company adopted SFAS No. 123(R), Share-Based Payment, as of the beginning of the first quarter of fiscal 2006 using the modified prospective method. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Sholes option pricing model incorporated certain assumptions, such as risk-free interest rate, expected volatility, and expected life of options, in order to arrive at a fair value estimate.

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

     In addition, we have required amendments and waivers to our senior debt during recent periods due to our failure to remain in compliance with financial covenants in our senior debt. We cannot assure you that we will be able to comply with the financial covenants and other covenants in our debt instruments or that, if we fail to comply, our debt holders would waive our compliance or forbear from exercising their remedies.

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

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at October 1, 2005 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. A $2.3 million change in the fair value of contracts was recorded in discontinued operations in the first quarter. The change in the fair value of contracts related to continuing operations in the first quarter was insignificant. There was a de minimus amount at October 1, 2005 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. We anticipate that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. At October 1, 2005, we had foreign exchange forward contracts for the purchase of $4.5 million U.S. dollars. Contracts for the purchase of $7.2 million U.S. dollars were entered into during the first quarter of fiscal 2006.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of October 1 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. As reported in the Company's Fiscal 2005 Annual Report on Form 10-K, management determined that, as of July 2, 2005, there was an internal controls deficiency related to the Company's preparation and review of its income tax provision and related income tax accounting procedures, which constituted a material weakness. To address this material weakness, the Company began, prior to year end and continued throughout the first fiscal quarter, the remediation process, including:

          1. Hiring additional staff with significant domestic and international tax experience;

          2. Retaining external resources to supplement the Company's tax personnel;

          3.   Additional training of finance and tax personnel; and

          4. Implementing additional policies and interim reporting requirements to ensure the accuracy of accounting and tax calculations supporting the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.

     These remediation plans will continue to be implemented and monitored during the second and third quarters of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

     Except as described above, there were no significant changes in the Company's internal control during the quarter ended October 1, 2005 or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     JAY KORDICH V. SALTON, INC.

     On October 19, 2005, a lawsuit named Jay Kordich v. Salton, Inc. was filed in the United States District Court for the Southern District of California. The plaintiff in this action is seeking a judicial determination that a covenant not to compete in an agreement between him and Salton is invalid and unenforceable against him plus attorneys' fees and costs. Salton believes that the lawsuit is without merit.

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

ITEM. 6 EXHIBITS.

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005                 SALTON, INC.


                                        /s/ DAVID M. MULDER
                                        ----------------------------------------
                                        David M. Mulder
                                        Executive Vice President, Chief
                                        Administrative Officer and Senior
                                        Financial Officer
                                        (Duly Authorized Officer of the
                                        Registrant)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------
     10.41       Fifth Amendment to Amended and Restated Credit Agreement dated as of October 7, 2005 by and among the Lenders, Wells Fargo
                 Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent,
                 syndication agent, documentation agent, arranger and book
                 runner, Salton, Inc., each of Salton's Subsidiaries identified on the signature pages thereof as Borrowers and each of
                 Salton's Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's
                 Current Report on Form 8-K dated October 7, 2005.

     10.42       Sixth Amendment to Amedment to, and Waiver Under, Amended and
                 Restated Credit Agreement dated as of November 9, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature pages thereof as Guarantors.
                 Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 9, 2005.

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