Form 10-Q
period 2005-12-31
SALTON INC
filed 2006-02-09
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended December 31, 2005 or

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

                               Yes   X     No
                                   -----      -----

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes         No   X
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 3, 2006, 13,522,712 shares of its $0.01 par value Common Stock.

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1: Financial Statements

                Condensed Consolidated Balance Sheets -                       3
                December 31, 2005 and July 2, 2005

                Condensed Consolidated Statements of Operations -             4
                Thirteen weeks ended - December 31, 2005 and
                January 1, 2005 and Twenty-six weeks ended
                December 31, 2005 and January 1, 2005

                Condensed Consolidated Statements of Cash Flows -             5
                Twenty-six weeks ended December 31, 2005 and
                January 1, 2005

                Notes to Condensed Consolidated Financial Statements          6

        Item 2: Management's  Discussion  and Analysis of Financial          25
                Condition and Results of Operations

        Item 3: Quantitative and Qualitative Disclosures About Market        45
                Risk

        Item 4: Controls and Procedures                                      45

PART II OTHER INFORMATION

        Item 1: Legal Proceedings                                            47

        Item 4: Submission of Matters to a Vote of Security Holders          48

        Item 6: Exhibits                                                     49

Signature                                                                    50

Index of Exhibits                                                            51

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                 DECEMBER 31, 2005   JULY 2, 2005
                                                                 -----------------   ------------
ASSETS

CURRENT ASSETS:
   Cash                                                               $ 32,364         $ 14,857
   Compensating balances on deposit                                     39,028           34,355
   Accounts receivable, less allowances                                189,607          140,179
   Inventories                                                         155,174          195,065
   Assets held for sale                                                     --              998
   Prepaid expenses and other current assets                            15,835           16,048
   Prepaid income taxes                                                  1,410               --
   Deferred income taxes                                                 5,939            5,524
   Current assets of discontinued operations                                --          101,927
                                                                      --------         --------
      Total Current Assets                                             439,357          508,953
Property, Plant and Equipment, net                                      44,537           50,227
Tradenames                                                             178,822          180,041
Non-Current Deferred Tax Asset                                           1,934           49,275
Other Assets                                                            13,698           11,555
Non-current assets of discontinued operations                               --            7,737
                                                                      --------         --------
TOTAL ASSETS                                                          $678,348         $807,788
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit and other current debt, including
      accrued interest of $9,721 and $0, respectively                 $ 83,042         $ 70,730
   Senior subordinated notes due 2005 - current                             --           45,990
   Accounts payable                                                     84,829           86,254
   Accrued expenses                                                     43,493           34,802
   Accrued interest                                                      4,540           13,589
   Income taxes payable                                                  1,488            4,375
   Current liabilities of discontinued operations                           --           47,331
                                                                      --------         --------
      Total Current Liabilities                                        217,392          303,071
Non-Current Deferred Income Taxes                                       11,155            3,334
Senior Subordinated Notes Due 2005                                          --           79,010
Senior Subordinated Notes due 2008, including an adjustment of
   $2,328 and $7,082 to the carrying value related
   to interest rate swap agreements, respectively                       61,981          156,387
Second Lien Notes, including accrued interest
   of $18,774 and $0, respectively                                     122,046               --
Series C Preferred Stock                                                 8,370               --
Term Loan and Other Notes Payable                                      117,524          100,050
Other Long Term Liabilities                                             19,870           20,283
Non-current liabilities of discontinued operations                          --            1,462
                                                                      --------         --------
TOTAL LIABILITIES                                                      558,338          663,597
Minority Interest in Discontinued Operations                                --           24,263
Convertible Preferred Stock, $0.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued                               40,000           40,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value; authorized, 40,000,000
      shares; issued and outstanding: 2006-13,522,712 shares;
      2005-11,376,292 shares                                               170              148
   Treasury Stock - at cost                                            (65,793)         (65,793)
   Additional Paid-In Capital                                           62,363           55,441
   Accumulated Other Comprehensive Income                                2,800           11,513
   Retained Earnings                                                    80,470           78,619
                                                                      --------         --------
      Total Stockholders' Equity                                        80,010           79,928
                                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $678,348         $807,788
                                                                      ========         ========

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     13 WEEKS ENDED               26 WEEKS ENDED
                                                               --------------------------   --------------------------
                                                               DECEMBER 31,    JANUARY 1,   DECEMBER 31,    JANUARY 1,
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                     2005           2005          2005           2005
                                                               ------------   -----------   ------------   -----------
NET SALES                                                      $   230,388    $   272,698   $   378,804    $   477,382
Cost of Goods Sold                                                 153,318        178,381       261,689        316,367
Distribution Expenses                                               12,667         16,574        23,215         29,509
                                                               -----------    -----------   -----------    -----------
GROSS PROFIT                                                        64,403         77,743        93,900        131,506
Selling, General and Administrative Expenses                        53,572         65,380        93,990        112,234
Restructuring Costs                                                     40            118           157            790
                                                               -----------    -----------   -----------    -----------
OPERATING INCOME (LOSS)                                             10,791         12,245          (247)        18,482
Interest Expense, net                                                9,196         12,872        20,245         25,751
Gain-Early Settlement of Debt                                          (65)            --       (21,720)
                                                               -----------    -----------   -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         1,660           (627)        1,228         (7,269)
Income Taxes Expense (Benefit)                                      29,473           (318)       28,928         (2,515)
                                                               -----------    -----------   -----------    -----------
NET (LOSS) FROM CONTINUING OPERATIONS                              (27,813)          (309)      (27,700)        (4,754)
Income from Discontinued Operations, Net of Tax                         --          3,066         1,735          4,324
Gain on Sale of Discontinued Operations, Net of Tax                     --             --        27,816             --
                                                               -----------    -----------   -----------    -----------
NET (LOSS) INCOME                                              $   (27,813)   $     2,757   $     1,851    $      (430)
                                                               ===========    ===========   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      13,522,498     11,372,138    12,869,204     11,371,542
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                                13,522,498     11,372,138    12,869,204     11,371,542

Net Income (loss) per Common Share: Basic
   (Loss) from continuing operations                           $     (2.06)   $     (0.03)  $     (2.15)   $     (0.42)
   Income from discontinued operations, net of tax                      --           0.27          0.13           0.38
   Gain on sale of discontinued operations, net of tax                  --             --          2.16             --
                                                               -----------    -----------   -----------    -----------
Net (Loss) Income per Common Share: Basic                      $     (2.06)   $      0.24   $      0.14    $     (0.04)
                                                               ===========    ===========   ===========    ===========

Net (Loss) per Common Share: Diluted
   (Loss) from continuing operations                           $     (2.06)   $     (0.03)  $     (2.15)   $     (0.42)
   Income from discontinued operations, net of tax                      --           0.27          0.13           0.38
   Gain on sale of discontinued operations, net of tax                  --             --          2.16             --
                                                               -----------    -----------   -----------    -----------
Net (Loss) Income per Common Share: Diluted                    $     (2.06)   $      0.24   $      0.14    $     (0.04)
                                                               ===========    ===========   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  26 WEEKS ENDED
                                                            -------------------------
                                                            DECEMBER 31,   JANUARY 1,
(IN THOUSANDS)                                                  2005          2005
                                                            ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          $  1,851      $   (430)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      from Operating Activities:
   Imputed interest on notes payable and other non-cash
      items                                                       (264)         (910)
   Deferred income tax provision                                33,141        (5,878)
   Stock based compensation expense                                361            --
   Depreciation and amortization                                10,169        12,125
   Bad debt (recovery) provision                                   130        (1,468)
   Gain on sale of discontinued operations                     (27,816)           --
   (Gain) loss on disposal of property and equipment              (773)           38
   Inventory valuation adjustment                                1,486          (899)
   Impairment loss on goodwill and intangible assets               186            --
   Foreign currency gains                                         (453)         (925)
   Gain - early settlement of debt                             (21,720)           --
   Minority interest                                             1,404         3,632
   Changes in assets and liabilities:
      Accounts receivable                                      (67,445)      (90,087)
      Inventories                                                2,656       (15,386)
      Prepaid expenses and other current assets                 (3,040)        2,164
      Other non-current assets                                   2,115          (715)
      Accounts payable                                           8,233        (9,769)
      Income taxes payable                                      (2,634)        4,579
      Accrued expenses                                           7,715        22,269
                                                              --------      --------
         NET CASH FROM OPERATING ACTIVITIES                    (54,698)      (81,660)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (3,000)       (5,962)
   Proceeds from sale of assets and investments                 15,336           136
   Proceeds from sale of discontinued operations                80,936            --
   Acquisition of majority interest/business, net of cash
      acquired                                                  (4,525)           --
   Additional payment for acquisition of tradenames               (186)           --
   Increase in compensating balances on deposit                 (4,673)         (465)
                                                              --------      --------
         NET CASH FROM INVESTING ACTIVITIES                     83,888        (6,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of credit and other
      short term debt                                           11,867        79,080
   Proceeds from new credit agreement                           48,870            --
   Repayment of terminated credit agreement                    (39,675)           --
   Repayment of long term debt                                 (45,989)         (486)
   Distributions to minority shareholders                           --        (2,296)
   Costs associated with refinancing                           (13,140)         (217)
   Additional payment for tradenames                                --          (251)
   Common stock issued                                             175            27
                                                              --------      --------
         NET CASH FROM FINANCING ACTIVITIES                    (37,892)       75,857
                                                              --------      --------
Effect of Exchange Rate Changes on Cash                          1,273         2,617
                                                              --------      --------
Decrease in Cash                                                (7,429)       (9,477)
Cash of Discontinued Operations                                (10,998)           --
Cash, Beginning of Period                                       50,791        46,847
                                                              --------      --------
Cash, End of Period                                           $ 32,364      $ 37,370
                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid (Received) During the Period for:

   Interest                                                   $ 21,818      $ 23,190
   Income taxes, net of (refunds)                             $    670      $  3,964

NOTE: Cash flow activity includes discontinued operations.


           See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company's business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2005 Annual Report on Form 10-K.

2.   DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a gain of $27.8 million net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                            THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                          -------------------------   -------------------------
                                                          DECEMBER 31,   JANUARY 1,   DECEMBER 31,   JANUARY 1,
                                                             2005           2005          2005          2005
                                                          ------------   ----------   ------------   ----------
Net sales from discontinued operations                         $--        $104,278       $68,798      $173,729
                                                               ---        --------       -------      --------
Income from discontinued operations before income taxes         --        $  8,796       $ 5,477      $ 12,157
Income taxes                                                    --           3,153         2,338         4,201
Minority Interest                                               --           2,577         1,404         3,632
                                                               ---        --------       -------      --------
Income from discontinued operations, net of tax                $--        $  3,066       $ 1,735      $  4,324
                                                               ===        ========       =======      ========

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
                                                      --------

3.   SALE OF TABLETOP

     On September 16, 2005, the Company completed the sale of certain tabletop assets to Lifetime Brands, Inc. for approximately $14.2 million. With this transaction, Salton divested the Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, the Company entered into a license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

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

     DEBT EXCHANGE - On August 26, 2005, the Company completed a private debt exchange offer for the outstanding Senior Subordinated Notes due December 15, 2005 ("2005 Notes") and the outstanding Senior Subordinated Notes due April 15, 2008 ("2008 Notes"). The Company accepted for exchange an aggregate of approximately $75.2 million in principal amount of 2005 Notes (approximately 60.0% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, the Company issued an aggregate of approximately $99.2 million of senior second lien notes (the "Second Lien Notes"), 2,041,420 shares of its common stock, and 135,217 shares of its Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, with the first payment due on January 15, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by the Company in cash at the liquidation amount on August 26, 2010. The Company also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

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

     FOURTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On September 23, 2005, the Company entered into a fourth amendment to the senior secured credit facility (the "Fourth Amendment") dated as of September 22, 2005. Under the terms of the Fourth Amendment, the Company was required to utilize the proceeds received in connection with the sale of certain of its tabletop assets and the sale of the 52.6% ownership interest in AMAP to prepay the outstanding principal amount of the original $100.0 million term loan included therein. During the first quarter, the proceeds from the sale of the tabletop assets of $13.4 million had been applied against the term loan.

     On October 5, 2005, in accordance with the terms of the Fourth Amendment, the Company: 1) applied $80.8 million of proceeds from the sale of AMAP against the original term loan under the senior secured credit facility; and 2) borrowed $80.8 million under additional term loans under the senior secured credit facility. As required by the Fourth Amendment, the Company:
     1) used the first $24.9 million of borrowings under the additional term loan to repay outstanding revolving line of credit borrowings under the senior secured credit facility; and 2) placed $50.0 million of such borrowings into an interest-bearing cash collateral account which, subject to certain conditions, could be used to purchase, prepay or redeem the outstanding 2005 Notes. To the extent that the Company issued Second Lien Notes and/or equity in exchange for 2005 Notes prior to the maturity of the 2005 Notes, the Company was permitted to obtain funds from the cash collateral account in an amount equal to the reduction of the principal amount of the 2005 Notes affected by such exchange. At December 31, 2005, all funds in the cash collateral account had been used to repurchase or retire 2005 Notes.

     The Fourth Amendment also modified the financial covenants that require a minimum EBITDA and consolidated fixed charge coverage ratio, and eliminated the foreign leverage ratio.

     FIFTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On October 7, 2005, the Company entered into a fifth amendment to the senior secured credit facility (the "Fifth Amendment") dated as of October 7, 2005. The Fifth Amendment increased the letter of credit subfacility from $10.0 million to $15.0 million.

     SIXTH AMENDMENT TO AND WAIVER UNDER, SENIOR SECURED CREDIT FACILITY - On November 9, 2005, the Company entered into a sixth amendment to, and waiver under, the senior secured credit facility (the "Sixth Amendment") dated as of November 9, 2005.

     The Sixth Amendment, among other things: 1) waived the Company's compliance with the financial covenants for the twelve-month periods ending October 1, 2005 and November 5, 2005; and 2) permitted the Company to borrow up to $5.0 million beyond availability for inventory purchases for the build-up during the 2005 Holiday season.

     The Company was not in compliance with the consolidated fixed charge coverage ratio covenant as of December 3, 2005. Subsequent to December 31, 2005, the Company entered into an amendment and waiver to the senior secured credit facility which, among other things, waives the Company's compliance with the consolidated fixed charge coverage ratio for the twelve-month period ending December 3, 2005 and restates the financial covenants for the twelve month periods ending December 31, 2005 through June 30, 2007 (see Note 16, "Subsequent Events").

     SENIOR SUBORDINATED NOTES - During the second quarter, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million and repaid the remaining $36.6 million of outstanding 2005 Notes upon maturity.

     LETTERS OF CREDIT - As of December 31, 2005 the Company had outstanding letters of credit of $7.9 million under the letter of credit subfacility of $15.0 million.

     SALTON EUROPE FACILITY AGREEMENT - On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $104.8 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At December 31, 2005, these rates for borrowings denominated in the Great Britain Pound were approximately 11.6% and 7.3% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 7.1%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $85.9 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $8.6 million and $10.3 million, respectively). The Company expects to use borrowings under these facilities to repay existing debt and for working capital purposes. As of December 31, 2005, outstanding borrowings denominated in the Great Britain Pound were L10.8 million (approximately $18.6 million) and borrowings denominated in the U.S. Dollar were $6.6 million.

     The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company's European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities.

     On December 20, 2005, the Company entered into a waiver and consent under its senior secured credit facility and second lien credit agreement. The waiver and consent, among other things: (1) consents to the Company's European subsidiaries entering into the Facility Agreement and performing their obligations thereunder; (2) waives certain covenants to the extent they would prohibit the Facility Agreement; and (3) waives until January 15, 2006 the requirements that the Company deliver a fully executed landlord waiver with respect to one the Company's warehouses. This requirement was amended subsequent to quarter-end (see Note 16, "Subsequent Events").

5.   STOCK-BASED COMPENSATION

     At December 31, 2005, the Company had stock-based employee compensation plans that are described more fully in Note 12 of the Company's 2005 Annual Report on Form 10-K. Effective July 3, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS 123 and supercedes ABP 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized over the remaining vesting period. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

     For the thirteen weeks ended December 31, 2005, total stock-based employee compensation expense was $0.1 million, net of minimal income tax. For the twenty-six weeks ended December 31, 2005, total stock-based employee compensation expense was $0.2 million, net of related income tax of $0.1 million. The impact on basic and diluted earnings per share for the thirteen weeks and twenty-six weeks ended was de minimis and $(0.02), respectively. Compensation cost related to nonvested awards not yet recognized is minimal and will primarily be recognized in the quarter ending April 1, 2006.

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

                                                  13 WEEKS ENDED    26 WEEKS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)            JANUARY 1, 2005   JANUARY 1, 2005
                                                 ---------------   ---------------
Net income (loss) - as reported                       $2,757           $  (430)
Less: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related taxes           287               572
                                                      ------           -------
Net income (loss) - pro forma                         $2,470           $(1,002)
                                                      ======           =======
Net loss per common share: Basic and diluted
   As reported                                        $ 0.24           $ (0.04)
   Pro forma                                          $ 0.22           $ (0.09)

     Activity in the Company's stock option plans for the twenty-six weeks ended December 31, 2005 was as follows:

                                                 WEIGHTED
                                                  AVERAGE
                                       OPTIONS   EXERCISE
                                        (000)      PRICE
                                       -------   --------
Outstanding at beginning of year        2,603     $13.75
Granted                                    --
Exercised                                (105)      1.67
Expired or Canceled                      (218)      8.91
                                        -----     ------
Outstanding at end of period            2,280     $14.77
                                        =====     ======
Options exercisable at end of period    2,279     $14.77

     The following information summarizes the stock options outstanding at December 31, 2005:

                            OPTIONS OUTSTANDING
                           ---------------------               OPTIONS EXERCISABLE
                                      WEIGHTED-                -------------------
                                       AVERAGE     WEIGHTED-             WEIGHTED-
                                      REMAINING     AVERAGE               AVERAGE
                           SHARES    CONTRACTUAL    EXERCISE    SHARES    EXERCISE
RANGE OF EXERCISE PRICES   (000)    LIFE (YEARS)     PRICE      (000)      PRICE
                           ------   ------------   ---------    ------   ---------
$2.292 - $5.833                18       1.51           5.52         18       5.52
$6.333 - $10.60             1,185       5.92           8.84      1,184       8.84
$13.917-$17.50                660       4.23          14.83        660      14.83
$18.95-$37.00                 417       4.15          31.95        417      31.95
                            -----                                -----
$0.583 - $37.00             2,280       5.07         $14.77      2,279     $14.77
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

     For the thirteen weeks ended December 31, 2005 and January 1, 2005, and for the twenty-six weeks ended December 31, 2005 and January 1, 2005, the dilutive effect of the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's losses from continuing operations in these periods. Had the Company recognized net income from continuing operations in these periods, incremental shares attributable to the assumed conversion of preferred stock and the exercise of outstanding options would have increased diluted shares outstanding by 3,951,059 and 3,766,527 shares for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, and 3,968,515 and 3,772,200 shares for the twenty-six weeks ended December 31, 2005 and January 1, 2005, respectively.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Great Britain pound and the Australian dollar to the U.S. dollar.

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at December 31, 2005 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. The change in the fair value of contracts related to continuing operations in the second quarter was insignificant. There was a de minimis amount at December 31,

     2005 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. Contracts for the purchase of 2.5 million U.S. dollars were entered into during the second quarter of fiscal 2006. At December 31, 2005, the Company had foreign exchange forward contracts for the purchase of approximately 1.9 million U.S. dollars.

8.   CAPITAL STOCK

     Activity in the Company's capital accounts for the thirteen weeks and twenty-six weeks ended December 31, 2005 was as follows:

                                                      13 WEEKS ENDED                      26 WEEKS ENDED
                                                    DECEMBER 31, 2005                   DECEMBER 31, 2005
                                            ---------------------------------   ---------------------------------
                                               COMMON              ADDITIONAL      COMMON              ADDITIONAL
                                               SHARES     COMMON     PAID IN       SHARES     COMMON     PAID IN
(in thousands)                              OUTSTANDING    STOCK     CAPITAL    OUTSTANDING    STOCK     CAPITAL
                                            -----------   ------   ----------   -----------   ------   ----------
Balance, October 2, 2005 and July 3, 2005      13,521      $170      $62,356       11,376      $148      $55,441
Stock issued - bond exchange, net of fees           2                      2        2,042        21        6,273
Stock option exercise                              --        --           --          105         1          174
Foreman additional liability                       --        --          (86)          --        --          114
Share-based compensation cost                      --        --           91           --        --          361
                                               ------      ----      -------       ------      ----      -------
Balance, December 31, 2005                     13,523      $170      $62,363       13,523      $170      $62,363
                                               ======      ====      =======       ======      ====      =======

9.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended December 31, 2005 and January 1, 2005, components of other comprehensive income include foreign currency translation adjustments of $(2.3) million and $9.4 million, respectively and derivative liability adjustments of a de minimis amount and $(1.9) million, respectively. For the twenty-six weeks ended December 31, 2005 and January 1, 2005, components of other comprehensive income include foreign currency translation adjustments of $(7.3) million and $4.9 million, respectively and derivative liability adjustments of $(1.4) million and $3.7 million, respectively.

                                                             13 WEEKS ENDED              26 WEEKS ENDED
                                                       -------------------------   -------------------------
                                                       DECEMBER 31,   JANUARY 1,   DECEMBER 31,   JANUARY 1,
(IN THOUSANDS)                                             2005          2005          2005          2005
                                                       ------------   ----------   ------------   ----------
Net Income (Loss)                                        $(27,813)      $ 2,757       $ 1,851       $ (430)
Other Comprehensive (Loss) Income, net of tax of $18
   and $(594), $(578) and $1,157, respectively             (2,268)        7,492        (8,713)       8,551
                                                         --------       -------       -------       ------
Comprehensive Income (Loss)                              $(30,081)      $10,249       $(6,862)      $8,121
                                                         ========       =======       =======       ======

     Accumulated other comprehensive income is comprised of the following:

                                                                                        AS OF
                                                                               -----------------------
                                                                               DECEMBER 31,    JULY 2,
(IN THOUSANDS)                                                                     2005         2005
                                                                               ------------   --------
Minimum Pension Liability, net of tax of $(5,101) and $(5,207), respectively     $(10,683)    $(10,933)
Unrealized Loss on Derivative, net of tax of $(4) and $573, respectively              (10)       1,404
Foreign Currency Translation                                                       13,493       21,042
                                                                                 --------     --------
                                                                                 $  2,800     $ 11,513
                                                                                 ========     ========

10.  PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

                                                        Domestic             Salton Europe               Total
(In thousands)                                   ---------------------   ---------------------   ---------------------
13 Weeks Ended:                                  12/31/2005   1/1/2005   12/31/2005   1/1/2005   12/31/2005   1/1/2005
                                                 ----------   --------   ----------   --------   ----------   --------
Service cost-benefits earned during the period      $  42       $  42       $  68       $  79       $ 110       $ 121
Interest cost on projected benefit obligation         176         176         528         559         704         735
Actuarial return on plan assets                      (157)       (156)       (453)       (433)       (610)       (589)
Net amortization and deferral                          61          65         196         188         257         253
                                                    -----       -----       -----       -----       -----       -----
   Net pension cost                                 $ 122       $ 127       $ 339       $ 393       $ 461       $ 520
                                                    =====       =====       =====       =====       =====       =====

                                                        Domestic             Salton Europe               Total
(In thousands)                                   ---------------------   ---------------------   ---------------------
26 Weeks Ended:                                  12/31/2005   1/1/2005   12/31/2005   1/1/2005   12/31/2005   1/1/2005
                                                 ----------   --------   ----------   --------   ----------   --------
Service cost-benefits earned during the period      $  84       $  84      $  138      $  156      $   222     $   240
Interest cost on projected benefit obligation         352         353       1,068       1,100        1,420       1,453
Actuarial return on plan assets                      (315)       (311)       (916)       (852)      (1,231)     (1,163)
Net amortization and deferral                         123         129         396         370          519         499
                                                    -----       -----      ------      ------      -------     -------
   Net pension cost                                 $ 244       $ 255      $  686      $  774      $   930     $ 1,029
                                                    =====       =====      ======      ======      =======     =======

     The Company previously disclosed in its financial statements for the year ended July 2, 2005, that it expected to contribute $0.4 million to its domestic pension plans and $1.3 million to the Salton Europe pension plan in fiscal 2006. As of December 31, 2005, $0.3 million and $0.7 million of contributions have been made to the domestic and Europe plans, respectively.

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

     Major Customers - For the thirteen weeks ended December 31, 2005, one customer accounted for 12.1% and another customer accounted for 10.3% of net sales from continuing operations. For the same fiscal period ended January 1, 2005, one customer accounted for 13.2% and another customer accounted for 10.4% of net sales from continuing operations. For the first half of fiscal 2006, one customer accounted for 10.7% and one customer accounted for 10.6% of net sales from continuing operations. For the first half of fiscal 2005, one customer accounted for 13.8% of net sales from continuing operations.

12.  LEGAL PROCEEDINGS

     SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. The parties are engaged in settlement discussions.

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

     In connection with the tea kettle matter, the Company reviewed other products received from the same manufacturer and subsequently notified the FDA that some manufacturing runs of another coffee maker product might have a lead content above FDA allowed standards. As a result, the FDA requested the Company to recall the product. The Company has done so and the retailer to whom the product was sold has cooperated in returning for credit its unsold units of the product. The manufacturer has agreed to compensate the Company for the costs that it may incur.

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

13.  RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred a nominal amount of restructuring costs during the second quarter of fiscal 2006 related to severance and rationalization of warehouse and retail operations. During the same quarter of fiscal 2005, restructuring costs of $0.1 million related to consulting, severance and legal services were incurred.

     For the first half of fiscal 2006, aggregate restructuring charges of $0.2 million primarily relate to warehouse rationalization. For the first half of fiscal 2005, restructuring costs of $0.8 million consist primarily of consulting, severance and legal costs.

14.  INCOME TAXES

     Deferred tax assets are recognized for deductible temporary differences, net operating loss carry-forwards, and credit carry-forwards if it is more likely than not that the tax benefit will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. On December 31, 2005, the Company recorded a valuation allowance of $26.6 million against its U.S. deferred tax asset balance and increased its valuation allowance on certain foreign entity deferred tax balances. The need for the additional valuation allowance recorded during the quarter was based primarily as a result of reduced earnings in the first half of fiscal year 2006 and the effect that this reduction will have on the Company's earnings for fiscal year 2006. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. The net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2025.

15.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005
(IN THOUSANDS)

                                                       GUARANTOR                              OTHER      CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  --------  ------------  ------------  ------------
                 ASSETS

Current Assets:
   Cash                                    $     --    $    546     $      --    $    546    $ 31,818         $--        $ 32,364
   Compensating balances on deposits             --          --            --          --      39,028          --          39,028
   Accounts receivable, net of allowances       173     131,263            --     131,436      58,171          --         189,607
   Inventories                                5,428      96,420       (14,886)     86,962      68,212          --         155,174
   Prepaid expenses and other current
      assets                                  1,280       3,861            --       5,141      10,694          --          15,835
   Intercompany                              13,495     (62,828)         (944)    (50,277)     50,277          --              --
Prepaid income taxes                          1,410          --            --       1,410          --          --           1,410
   Deferred income taxes                         --          --            --          --       5,939          --           5,939
                                           --------    --------     ---------    --------    --------         ---        --------
      Total Current Assets                   21,786     169,262       (15,830)    175,218     264,139          --         439,357
Property, Plant and Equipment, net            5,641       8,890            --      14,531      30,006          --          44,537
Investments in Subsidiaries                 438,971      53,745      (492,716)         --          --          --              --
Tradenames                                  133,167      10,313            --     143,480      35,342          --         178,822
Non-current deferred tax asset                   --          --            --          --       1,934          --           1,934
Other Assets                                  7,205         780            --       7,985       5,713          --          13,698
                                           --------    --------     ---------    --------    --------         ---        --------
Total Assets                               $606,770    $242,990     $(508,546)   $341,214    $337,134         $--        $678,348
                                           ========    ========     =========    ========    ========         ===        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and other
      current debt including accrued
      interest of $9,721                   $  9,721    $ 40,621     $      --    $ 50,342    $ 32,700         $--        $ 83,042
   Accounts payable                           2,983       6,405          (772)      8,616      76,213          --          84,829
   Accrued expenses                           4,098       9,439            --      13,537      29,956          --          43,493
   Accrued interest                           1,729       2,811            --       4,540          --          --           4,540
   Income taxes payable                         506          --            --         506         982          --           1,488
                                           --------    --------     ---------    --------    --------         ---        --------
      Total current liabilities              19,037      59,276          (772)     77,541     139,851          --         217,392
Non-current Deferred Income Taxes             8,090          --            --       8,090       3,065          --          11,155
Senior subordinated notes due 2008,
   including an adjustment of $2,328
   to the carrying value related to
   interest rate swap agreements             61,981          --            --      61,981          --          --          61,981
Second Lien Notes, including accrued
   interest of $18,774                      122,046          --            --     122,046          --          --         122,046
Series C Preferred Stock                      8,370          --            --       8,370          --          --           8,370
Term loan and other notes payable                --     100,050            --     100,050      17,474          --         117,524
Other Long Term Liability                     1,882       3,580            --       5,462      14,408          --          19,870
                                           --------    --------     ---------    --------    --------         ---        --------
      Total liabilities                     221,406     162,906          (772)    383,540     174,798          --         558,338
Convertible Preferred Stock                  40,000          --            --      40,000          --          --          40,000
Commitmetns & Contingencies
Stockholders' Equity                        345,364      80,084      (507,774)    (82,326)    162,336          --          80,010
                                           --------    --------     ---------    --------    --------         ---        --------
Total Liabilities and Stockholders'
   Equity                                  $606,770    $242,990     $(508,546)    341,214    $337,134         $--        $678,348
                                           ========    ========     =========    ========    ========         ===        ========

CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2005
(IN THOUSANDS)

                                                       GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  --------  ------------  ------------  ------------
                  ASSETS

Current Assets:
   Cash                                    $     --    $    127     $      --    $    127    $ 14,730       $    --      $ 14,857
   Compensating balances on deposit              --          --            --          --      34,355            --        34,355
   Accounts receivable, net of allowances       393      87,339            --      87,732      52,447            --       140,179
   Inventories                                2,761     141,573       (22,873)    121,461      73,604            --       195,065
   Assets held for sale                          --         998            --         998          --            --           998
   Prepaid expenses and other current
      assets                                  4,432       2,699            --       7,131       8,917            --        16,048
   Intercompany                              98,194     (62,146)         (240)     35,808     (35,808)           --            --
   Deferred income taxes                     (3,942)      5,344            --       1,402       4,122            --         5,524
   Current assets of discontinued
      operations                                 --          --            --          --     101,927            --       101,927
                                           --------    --------     ---------    --------    --------       -------      --------
      Total current assets                  101,838     175,934       (23,113)    254,659     254,294            --       508,953

Property, Plant and Equipment, net            7,075      10,538            --      17,613      32,614            --        50,227
Investments in Subsidiaries                 362,149      53,699      (415,848)         --          --            --            --
Tradenames                                  133,317      10,313            --     143,630      36,411            --       180,041
Non-current deferred tax asset                   --          --        45,618      45,618       3,657            --        49,275
Other Assets                                  8,223         834            --       9,057       2,498            --        11,555
Non-current assets of discontinued
   operations                                    --          --            --          --       7,737            --         7,737
                                           --------    --------     ---------    --------    --------       -------      --------
Total Assets                               $612,602    $251,318     $(393,343)   $470,577    $337,211       $    --      $807,788
                                           ========    ========     =========    ========    ========       =======      ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and other
      current debt                         $     --    $ 47,748     $      --    $ 47,748    $ 22,982       $    --      $ 70,730
   Senior subordinated notes - current       45,990          --            --      45,990          --            --        45,990
   Accounts payable                           2,934       5,349           (68)      8,215      78,039            --        86,254
   Accrued expenses                           5,974       6,812            --      12,786      22,016            --        34,802
   Accrued interest                          11,535       2,054            --      13,589          --            --        13,589
   Income taxes payable                       3,937          --            --       3,937         438            --         4,375
   Current liabilities of discontinued
      operations                                 --          --            --          --      47,331            --        47,331
                                           --------    --------     ---------    --------    --------       -------      --------
      Total current liabilities              70,370      61,963           (68)    132,265     170,806            --       303,071

Non-current Deferred Income Taxes           (42,985)     (2,633)       45,618          --       3,334            --         3,334
Senior subordinated notes due 2005           79,010          --            --      79,010          --            --        79,010
Senior subordinated notes due 2008,
   including an adjustment of $7,082 to
   the carrying value related to interest
   rate swap agreements                     156,387          --            --     156,387          --            --       156,387
Term loan and other notes payable                --     100,050            --     100,050          --            --       100,050
Other long term liabilities                   1,995       3,588            --       5,583      14,700            --        20,283
Non-current liabilities of discontinued
   operations                                    --          --            --          --       1,462            --         1,462
                                           --------    --------     ---------    --------    --------       -------      --------
      Total liabilities                     264,777     162,968        45,550     473,295     190,302            --       663,597
Minority Interest in discontinued
   operations                                    --          --            --          --      24,263            --        24,263
Convertible Preferred Stock                  40,000          --            --      40,000          --            --        40,000
Commitments and contingencies
Stockholders' Equity                        307,825      88,350      (438,893)    (42,718)    122,646            --        79,928
                                           --------    --------     ---------    --------    --------       -------      --------
Total Liabilities and Stockholders'
   Equity                                  $612,602    $251,318     $(393,343)   $470,577    $337,211       $    --      $807,788
                                           ========    ========     =========    ========    ========       =======      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

                                                  GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      --------  ------------  ------------  --------  ------------  ------------  ------------
Net Sales                             $ 52,891    $167,608      $(78,864)   $141,635    $119,362      $(30,609)     $230,388
Cost of Goods Sold                      42,797     138,273       (83,455)     97,615      84,302       (28,599)      153,318
Distribution Expenses                       --       7,452            --       7,452       5,215            --        12,667
                                      --------    --------      --------    --------    --------      --------      --------
   Gross Profit                         10,094      21,883         4,591      36,568      29,845        (2,010)       64,403
Selling, General and Administrative
   expenses                             10,328      14,882            --      25,210      30,372        (2,010)       53,572
Restructuring Costs                         --          40            --          40          --            --            40
                                      --------    --------      --------    --------    --------      --------      --------
   Operating (Loss) Income                (234)      6,961         4,591      11,318        (527)           --        10,791
Interest Expense, Net                    4,217       4,363            --       8,580         616            --         9,196
Gain-Early settlement of debt              (65)         --            --         (65)         --            --           (65)
Income (Loss) from Subsidiary            2,479         (22)       (2,457)         --          --            --            --
                                      --------    --------      --------    --------    --------      --------      --------
   (Loss) Income from Continuing
      Operations Before Income Taxes    (6,865)      2,620         7,048       2,803      (1,143)           --         1,660
Income Taxes                            25,516          --            --      25,516       3,957            --        29,473
                                      --------    --------      --------    --------    --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                       (32,381)      2,620         7,048     (22,713)     (5,100)           --       (27,813)
Income from Discontinued Operations,
   Net of Tax                               --          --            --                                    --            --
Gain on Sale of Discontinued
   Operations, Net of Tax                               --            --          --          --            --            --
                                      --------    --------      --------    --------    --------      --------      --------
Net Income (Loss)                     $(32,381)   $  2,620      $  7,048    $(22,713)   $ (5,100)     $     --      $(27,813)
                                      ========    ========      ========    ========    ========      ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED JANUARY 1,
2005
(IN THOUSANDS)

                                                 GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                      PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      -------  ------------  ------------  --------  ------------  ------------  ------------
Net Sales                             $70,297    $191,908     $(109,824)   $152,381    $202,079      $(81,762)     $272,698
Cost of Goods Sold                     57,148     161,976      (112,679)    106,445     148,315       (76,379)      178,381
Distribution Expenses                      --      10,110            --      10,110       6,464            --        16,574
                                      -------    --------     ---------    --------    --------      --------      --------
   Gross Profit                        13,149      19,822         2,855      35,826      47,300        (5,383)       77,743
Selling, General and Administrative
   expenses                            16,641      12,381            --      29,022      41,741        (5,383)       65,380
Impairment loss on Goodwill and
   Intangible Assets                                                 --          --          --                          --
Restructuring Costs                      (102)        220            --         118          --            --           118
                                      -------    --------     ---------    --------    --------      --------      --------
   Operating (Loss) Income             (3,390)      7,221         2,855       6,686       5,559            --        12,245
Interest Expense, Net                   7,028       4,042            --      11,070       1,802            --        12,872
Gain-Early settlement of debt              --          --            --          --          --            --            --
Income (Loss) from Subsidiary          (8,509)        (20)        8,529          --          --            --            --
                                      -------    --------     ---------    --------    --------      --------      --------
   (Loss) Income from Continuing
      Operations Before Income Taxes   (1,909)      3,199        (5,674)     (4,384)      3,757            --          (627)
Income Taxes                           (1,830)         --            --      (1,830)      1,512            --          (318)
                                      -------    --------     ---------    --------    --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                          (79)      3,199        (5,674)     (2,554)      2,245            --          (309)
Income from Discontinued Operations,
   Net of Tax                              --          --            --          --       3,066            --         3,066
                                      -------    --------     ---------    --------    --------      --------      --------
Net Income (Loss)                     $   (79)   $  3,199     $  (5,674)   $ (2,554)   $  5,311      $     --      $  2,757
                                      =======    ========     =========    ========    ========      ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

                                                  GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      --------  ------------  ------------  --------  ------------  ------------  ------------
Net Sales                             $ 83,940    $289,172     $(144,909)   $228,203    $240,083      $(89,482)     $378,804
Cost of Goods Sold                      68,251     248,664      (152,896)    164,019     183,842       (86,172)      261,689
Distribution Expenses                       --      13,676            --      13,676       9,539            --        23,215
                                      --------    --------     ---------    --------    --------      --------      --------
   Gross Profit                         15,689      26,832         7,987      50,508      46,702        (3,310)       93,900
Selling, General and Administrative
   expenses                             20,775      26,715            --      47,490      49,810        (3,310)       93,990
Restructuring Costs                         27         130            --         157          --            --           157
                                      --------    --------     ---------    --------    --------      --------      --------
   Operating (Loss) Income              (5,113)        (13)        7,987       2,861      (3,108)           --          (247)
Interest Expense, Net                    9,364       8,299            --      17,663       2,582            --        20,245
Gain-Early settlement of debt          (21,720)         --            --     (21,720)         --            --       (21,720)
Income (Loss) from Subsidiary          (36,829)        (46)       36,875          --          --            --            --
                                      --------    --------     ---------    --------    --------      --------      --------
   Income (Loss) from Continuing
      Operations Before Income Taxes    44,072      (8,266)      (28,888)      6,918      (5,690)           --         1,228
Income Taxes                            28,839          --            --      28,839          89            --        28,928
                                      --------    --------     ---------    --------    --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                        15,233      (8,266)      (28,888)    (21,921)     (5,779)           --       (27,700)
Income from Discontinued Operations,
   Net of Tax                               --          --            --                   1,735            --         1,735
Gain on Sale of Discontinued
   Operations, Net of Tax              (21,323)         --            --     (21,323)     49,139            --        27,816
                                      --------    --------     ---------    --------    --------      --------      --------
Net Income (Loss)                     $ (6,090)   $ (8,266)    $ (28,888)   $(43,244)   $ 45,095      $     --      $  1,851
                                      ========    ========     =========    ========    ========      ========      ========

CONSOLIDATING STATEMENT OF INCOME FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 2005 (IN THOUSANDS)

                                                  GUARANTOR                               OTHER     CONSOLIDATED  CONSOLIDATED
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      --------  ------------  ------------  --------  ------------  ------------  ------------

Net Sales                             $118,377    $341,466     $(191,974)   $267,869    $369,441     $(159,928)     $477,382
Cost of Goods Sold                      96,488     286,266      (196,613)    186,141     280,487      (150,261)      316,367
Distribution Expenses                       --      18,764            --      18,764      10,745            --        29,509
                                      --------    --------     ---------    --------    --------     ---------      --------
   Gross Profit                         21,889      36,436         4,639      62,964      78,209        (9,667)      131,506
Selling, General and Administrative
   expenses                             30,984      22,665            --      53,649      68,252        (9,667)      112,234
Restructuring Costs                        354         436            --         790          --                         790
                                      --------    --------     ---------    --------    --------     ---------      --------
   Operating Income                     (9,449)     13,335         4,639       8,525       9,957            --        18,482
Interest Expense, net                   14,335       7,521            --      21,856       3,895            --        25,751
Income (Loss) from Subsidiary          (14,943)        (27)       14,970          --          --            --            --
                                      --------    --------     ---------    --------    --------     ---------      --------
   (Loss) Income from Continuing
      Operations Before Income Taxes    (8,841)      5,841       (10,331)    (13,331)      6,062            --        (7,269)
Income Taxes                            (3,799)         --            --      (3,799)      1,284            --        (2,515)
                                      --------    --------     ---------    --------    --------     ---------      --------
   Net (Loss) Income from Continuing
      Operations                        (5,042)      5,841       (10,331)     (9,532)      4,778            --        (4,754)
Income from Discontinued Operations,
   Net of Tax                               --          --            --                   4,324            --         4,324
                                      --------    --------     ---------    --------    --------     ---------      --------
Net Income (Loss)                     $ (5,042)   $  5,841     $ (10,331)   $ (9,532)   $  9,102     $      --      $   (430)
                                      ========    ========     =========    ========    ========     =========      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2005
(IN THOUSANDS)

                                                                  GUARANTOR
                                                       PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                      --------   ------------  ------------   --------
Cash flows from operating activities:
   Net income (loss)                                  $ (6,090)    $ (8,266)     $(28,888)    $(43,244)
   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
      Imputed interest on notes payable
         and other non-cash items                         (308)          --            --         (308)
      Deferred income tax provision                     25,809        7,977            --       33,786
      Stock based compensation expense                     361           --            --          361
      Depreciation and amortization                      3,841        1,303            --        5,144
      Bad debt (recovery) provision                         --           --            --           --
      Gain on sale of discontinued operations           21,323           --            --       21,323
     (Gain) Loss on disposal of property and
         equipment                                          --         (743)           --         (743)
      Inventory valuation adjustment                        --        1,840            --        1,840
      Impairment loss on intangible asset                   --          186            --          186
      Foreign currency gains                                --         (453)           --         (453)
      Gain -early settlement of debt                   (21,720)          --            --      (21,720)
      Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries           (36,829)         (46)       36,875           --
      Minority interest                                     --           --            --           --
      Changes in assets and liabilities:
         Accounts receivable                               221      (43,472)           --      (43,251)
         Inventories                                    (2,667)      30,619        (7,987)      19,965
         Prepaid expenses and other current assets         904       (1,416)           --         (512)
         Other non-current assets                           --           (8)           --           (8)
         Accounts payable                                 (654)       1,052            --          398
         Income taxes payable                           (4,841)          --            --       (4,841)
         Accrued expenses                               76,530        4,017            --       80,547
                                                      --------     --------      --------     --------
            NET CASH FROM OPERATING ACTIVITIES          55,880       (7,410)           --       48,470
                                                      --------     --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                (354)         (79)           --         (433)
      Proceeds from sale of assets and investments          --       15,222            --       15,222
      Proceeds from sale of discontinued operations         --           --            --           --
      Acquisition of business, net of cash acquired         --           --            --           --
      Additional payment for acquisition of
         tradenames                                         --         (186)           --         (186)
      Increase in compensating balances on deposit          --           --            --           --
                                                      --------     --------      --------     --------
           NET CASH FROM INVESTING ACTIVITIES             (354)      14,957            --       14,603
                                                      --------     --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of credit
         and other short term debt                          --       (7,016)           --       (7,016)
      Proceeds from new credit agreement                    --           --            --           --
      Repayment of terminated credit agreement              --           --            --           --
      Repayment of long-term debt                      (45,738)        (112)           --      (45,850)
      Costs associated with refinancing                 (9,963)          --            --       (9,963)
      Intercompany dividend                                 --           --            --           --
      Common stock issued                                  175           --            --          175
                                                      --------     --------      --------     --------
         NET CASH FROM FINANCING ACTIVITIES            (55,526)      (7,128)           --      (62,654)
                                                      --------     --------      --------     --------
Effect of Exchange Rate Changes on Cash                     --           --            --           --
                                                      --------     --------      --------     --------
Net Change in Cash                                          --          419            --          419
Cash of discontinued operations                             --           --            --           --
Cash, Beginning of Period                                   --          127            --          127
                                                      --------     --------      --------     --------
Cash, End of Period                                   $     --     $    546      $     --     $    546
                                                      ========     ========      ========     ========

                                                         OTHER      CONSOLIDATED   CONSOLIDATED
                                                      SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                      -----------   ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                   $181,077      $(135,982)         1,851
   Adjustments to reconcile net income (loss) to
      net cash from operating activities:
      Imputed interest on notes payable
         and other non-cash items                            44             --           (264)
      Deferred income tax provision                      (1,305)           660         33,141
      Stock based compensation expense                       --             --            361
      Depreciation and amortization                       5,025                        10,169
      Bad debt (recovery) provision                         130             --            130
      Gain on sale of discontinued operations           (49,139)                      (27,816)
     (Gain) Loss on disposal of property and
         equipment                                          (30)            --           (773)
      Inventory valuation adjustment                       (354)                        1,486
      Impairment loss on intangible asset                    --                           186
      Foreign currency gains                                 --             --           (453)
      Gain -early settlement of debt                         --             --        (21,720)
      Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries                 --             --             --
      Minority interest                                   1,404             --          1,404
      Changes in assets and liabilities:
         Accounts receivable                            (24,194)            --        (67,445)
         Inventories                                    (17,309)                        2,656
         Prepaid expenses and other current assets       (2,528)            --         (3,040)
         Other non-current assets                       (52,121)        54,244          2,115
         Accounts payable                                 7,835             --          8,233
         Income taxes payable                             2,207             --         (2,634)
         Accrued expenses                               (72,832)            --          7,715
                                                       --------      ---------       --------
            NET CASH FROM OPERATING ACTIVITIES          (22,090)       (81,078)       (54,698)
                                                       --------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                               (2,567)            --         (3,000)
      Proceeds from sale of assets and investments          114             --         15,336
      Proceeds from sale of discontinued operations      80,936             --         80,936
      Acquisition of business, net of cash acquired      (4,525)            --         (4,525)
      Additional payment for acquisition of
         tradenames                                          --             --           (186)
      Increase in compensating balances on deposit       (4,673)            --         (4,673)
                                                       --------      ---------       --------
           NET CASH FROM INVESTING ACTIVITIES            69,285             --         83,888
                                                       --------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of credit
         and other short term debt                       18,883             --         11,867
      Proceeds from new credit agreement                 48,870             --         48,870
      Repayment of terminated credit agreement          (39,675)            --        (39,675)
      Repayment of long-term debt                          (139)            --        (45,989)
      Costs associated with refinancing                  (3,177)            --        (13,140)
      Intercompany dividend                             (81,078)        81,078             --
      Common stock issued                                    --             --            175
                                                       --------      ---------       --------
         NET CASH FROM FINANCING ACTIVITIES             (56,316)        81,078        (37,892)
                                                       --------      ---------       --------
Effect of Exchange Rate Changes on Cash                   1,273             --          1,273
                                                       --------      ---------       --------
Net Change in Cash                                       (7,848)            --         (7,429)
Cash of discontinued operations                         (10,998)            --        (10,998)
Cash, Beginning of Period                                50,664             --         50,791
                                                       --------      ---------       --------
Cash, End of Period                                    $ 31,818      $      --       $ 32,364
                                                       ========      =========       ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED JANUARY 1, 2005
(IN THOUSANDS)

                                                                  GUARANTOR
                                                       PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                      --------   -----------   ------------   --------
Cash flows from operating activities:
   Net income (loss)                                  $ (5,042)   $  5,841       $(10,331)    $ (9,532)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Imputed interest on notes payable and other
         non-cash items                                 (1,127)         --             --       (1,127)
      Deferred income tax provision                     (3,798)         --             --       (3,798)
      Foreign currency gains and losses                     --        (925)            --         (925)
      Depreciation and amortization                      4,894       1,645             --        6,539
      Bad debt (recovery) provision                                 (1,476)            --       (1,476)
      Loss (gain) on disposal of equipment                  --          70             --           70
      Inventory valuation adjustment                                  (730)            --         (730)
      Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries           (14,943)        (28)        14,971           --
      Minority interest                                     --          --                          --
      Changes in assets and liabilities:
         Accounts receivable                               311     (28,012)            --      (27,701)
         Inventories                                    (7,217)      9,842         (4,640)      (2,015)
         Prepaid expenses and other current assets       2,261      (1,222)            --        1,039
         Other non-current assets                            0        (588)            --         (588)
         Accounts payable                                 (854)      2,587             --        1,733
         Taxes payable                                   6,774          28             --        6,802
         Accrued expenses                               19,384     (35,178)            --      (15,794)
                                                      --------    --------       --------     --------
            NET CASH FROM OPERATING ACTIVITIES             643     (48,146)            --      (47,503)
                                                      --------    --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                (202)       (376)            --         (578)
      Proceeds from sale of assets                          --          93             --           93
      Increase in compensating balances on deposit          --          --             --           --
                                                      --------    --------       --------     --------
         NET CASH FROM INVESTING ACTIVITIES               (202)       (283)            --         (485)
                                                      --------    --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of credit
         and other debt                                     --      48,562             --       48,562
      Repayment of long-term debt                           --        (337)            --         (337)
      Distributions to minority shareholders                --          --             --           --
      Costs associated with refinancing                   (217)         --             --         (217)
      Common stock issued                                   27          --             --           27
      Additional payment for tradenames                   (251)         --             --         (251)
                                                      --------    --------       --------     --------
      NET CASH FROM FINANCING ACTIVITIES                  (441)     48,225             --       47,784
                                                      --------    --------       --------     --------

Effect of Exchange Rate Changes on Cash                     --          --             --           --
                                                      --------    --------       --------     --------
Net Change in Cash                                          --        (204)            --         (204)
Cash, Beginning of Period                                    1         904             --          905
                                                      --------    --------       --------     --------
Cash, End of Period                                   $      1    $    700        $    --      $   701
                                                      ========    ========       ========     ========

                                                         OTHER      CONSOLIDATED   CONSOLIDATED
                                                      SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                      -----------   ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                   $  9,102          $--         $   (430)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Imputed interest on notes payable and other
         non-cash items                                     217           --             (910)
      Deferred income tax provision                      (2,080)          --           (5,878)
      Foreign currency gains and losses                      --           --             (925)
      Depreciation and amortization                       5,586           --           12,125
      Bad debt (recovery) provision                           8           --           (1,468)
      Loss (gain) on disposal of equipment                  (32)          --               38
      Inventory valuation adjustment                       (169)          --             (899)
      Equity in net income of unconsolidated
         affiliate/consolidated subsidiaries                 --           --               --
      Minority interest                                   3,632           --            3,632
      Changes in assets and liabilities:
         Accounts receivable                            (62,386)          --          (90,087)
         Inventories                                    (13,371)                      (15,386)
         Prepaid expenses and other current assets        1,125           --            2,164
         Other non-current assets                          (127)          --             (715)
         Accounts payable                               (11,502)          --           (9,769)
         Taxes payable                                   (2,223)          --            4,579
         Accrued expenses                                38,063           --           22,269
                                                       --------          ---         --------
            NET CASH FROM OPERATING ACTIVITIES          (34,157)          --          (81,660)
                                                       --------          ---         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                               (5,384)          --           (5,962)
      Proceeds from sale of assets                           43           --              136
      Increase in compensating balances on deposit         (465)          --             (465)
                                                       --------          ---         --------
         NET CASH FROM INVESTING ACTIVITIES              (5,806)          --           (6,291)
                                                       --------          ---         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from revolving line of credit
         and other debt                                  30,518           --           79,080
      Repayment of long-term debt                          (149)          --             (486)
      Distributions to minority shareholders             (2,296)          --           (2,296)
      Costs associated with refinancing                      --           --             (217)
      Common stock issued                                    --           --               27
      Additional payment for tradenames                      --           --             (251)
                                                       --------          ---         --------
      NET CASH FROM FINANCING ACTIVITIES                 28,073           --           75,857
                                                       --------          ---         --------
Effect of Exchange Rate Changes on Cash                   2,617           --            2,617
                                                       --------          ---         --------
Net Change in Cash                                       (9,273)          --           (9,477)
Cash, Beginning of Period                                45,942           --           46,847
                                                       --------          ---         --------
Cash, End of Period                                    $ 36,669          $--         $ 37,370
                                                       ========          ===         ========

16.  SUBSEQUENT EVENTS

     SEVENTH AMENDMENT TO AND WAIVER UNDER, SENIOR SECURED CREDIT FACILITY -

     On February 8, 2006, the Company entered into a seventh amendment to, and waiver under, the senior secured credit facility (the "Seventh Amendment") dated as of February 8, 2006. The Seventh Amendment, among other things:
     (1) waives the Company's compliance with the consolidated fixed charge coverage ratio for the twelve-month period ended December 3, 2005; (2) extends from January 15, 2006 until March 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; (3) restates the financial covenants for the twelve-month periods ending December 31, 2005 through June 30, 2007; (4) amends the definitions of "borrowing base" and EBITDA; and (5) eliminates the pledges of stock of foreign subsidiaries of the Company other than 66-2/3% of the stock of Salton International CV.

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

     -    our ability to access capital markets on attractive terms or at all;

     - our relationships and contractual arrangements with key customers, suppliers, strategic partners and licensors;

     -    unfavorable outcomes from pending legal proceedings;

     -    cancellation or reduction of orders;

     -    the timely development, introduction and acceptance of new products;

     -    dependence on foreign suppliers and supply and marketing constraints;

     -    competitive products and pricing;

     -    economic conditions and the retail environment;

     -    international business activities;

     - the cost and availability of raw materials and purchased components for our products;

     -    the risks related to intellectual property rights; and

     - the risks related to regulatory matters and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission Filings

     All forward looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this quarterly report on Form 10-Q.

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

     SIGNIFICANT EVENTS AND RECENT DEVELOPMENTS DURING THE QUARTER

     REPURCHASES OF OUTSTANDING SUBORDINATED NOTES

     During the second quarter, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million and repaid the remaining $36.6 million of outstanding 2005 Notes upon maturity.

     SALTON EUROPE FACILITY AGREEMENT

     On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $105.0 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At December 31, 2005, these rates for borrowings denominated in the Great Britain Pound were approximately 11.6% and 7.3% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 7.1%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $86.0 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $8.6 million and $10.3 million, respectively). The Company expects to use borrowings under these facilities to repay existing debt and for working capital purposes. As of December 31, 2005, outstanding borrowings denominated in the Great Britain Pound were L10.8 million (approximately $18.6 million) and borrowings denominated in the U.S. Dollar were $6.6 million.

     The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company's European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities.

     On December 20, 2005, the Company entered into a waiver and consent under its senior secured credit facility and second lien credit agreement. The waiver and consent, among other things: (1) consents to the Company's European subsidiaries entering into the Facility Agreement and performing their obligations thereunder; (2) waives certain covenants to the extent they would prohibit the Facility Agreement; and (3) waives until January 15, 2006 the requirements that the Company deliver a fully executed landlord waiver with respect to one the Company's warehouses.

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

     QUARTER IN REVIEW

     For the second quarter of fiscal 2006 (thirteen weeks ended December 31, 2005), Salton repaid the outstanding 10 3/4% senior subordinated notes upon maturity and continued to rebuild confidence lost during the first quarter when uncertainty among suppliers and customers impacted our product availability and customer demand. The asset sales and restructuring activities at the end of the first quarter improved our liquidity and suppliers resumed production levels in an effort to meet demands. However, this effort was not sufficient to recover demand and adversely impacted sales in the second quarter. While our market share remains strong, foreign sales were impacted by a weak retail market in the United Kingdom. The effects of domestic cost reductions continue to benefit performance in the quarter.

     U.S. RESTRUCTURING PLAN

     As part of an effort to improve our domestic operations, we have successfully implemented our U.S. restructuring plan in an effort to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have reduced cumulative domestic operating expenses by more than $60 million. As announced in the fourth quarter of fiscal 2005, we plan to continue our cost reduction efforts through a second U.S. cost reduction program which is expected to reduce domestic operations by an additional $25.0 million above the initial $40 million with $15.0 million to be realized in 2006 and $10.0 million to be realized in 2007.

     In addition to operational reductions, we have reduced domestic interest expense through our debt restructuring and asset sales.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

                                                 THIRTEEN WEEKS ENDED
                                              -------------------------
                                              DECEMBER 31,   JANUARY 1,
                                                  2005          2005
                                              ------------   ----------
Net sales                                        100.0%        100.0%
Cost of goods sold                                66.5%         65.4%
Distribution expenses                              5.5%          6.1%
                                                 -----         -----
   Gross profit                                   28.0%         28.5%
Selling, general and administrative expense       23.3%         24.0%
Restructuring costs                                0.0%          0.0%
                                                 -----         -----
   Operating income                                4.7%          4.5%
                                                 =====         =====

     SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005

     NET SALES AND GROSS PROFIT

     Salton's worldwide sales were $230.4 million in the second quarter of fiscal 2006 versus $272.7 million in the second quarter of fiscal 2005. Net sales decreased domestically by $24.6 million. This decrease includes $6.1 million of tabletop product sales as a result of the sale of the tabletop business in September 2005. The remaining $18.5 million decrease resulted primarily from product delays that impacted volume in the first half of the second quarter and reductions due to discontinued product lines. Foreign sales declined by $17.7 million. The foreign sales were impacted by weak consumer demand for housewares products in the United Kingdom and $5.0 million in unfavorable foreign currency fluctuations.

     Gross profit for the second quarter of fiscal 2006 declined $13.3 million from $77.7 million in 2005 to $64.4 million in 2006. As a percent of net sales, gross profit was 28.0% in the second quarter of fiscal 2006 compared to 28.5% in the second quarter of 2005, a decrease of 0.5%. These decreases are primarily a result of decreased volume due to the weak European market and an inventory shortage of higher margin products. Additionally, margins were adversely impacted by closeout sales of discontinued product lines as we continue to sell certain inventory at lower margins in an effort to rationalize product lines and refocus on our core business. Although we have recently implemented price increases on certain products to compensate for higher material costs, the final impact of the price increases is uncertain due to potential reactions of our competitors and the long term uncertainty of market factors. These decreases in gross profit were partially offset by a $2.7 million domestic decline in distribution expenses resulting primarily from our U.S. cost reduction programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $53.6 million for second quarter of fiscal 2006 compared to $65.4 million for second quarter of fiscal 2005. U.S. operations reduced selling, general and administrative expenses by $6.7 million primarily driven by a $1.8 million decline in promotional expenditures such as television, certain other media and cooperative advertising, and trade show expenses as a result of our U.S. cost reduction plan. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with reduced demand as a result of the weak consumer environment.

     RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred a nominal amount of restructuring costs during the second quarter of fiscal 2006 related to severance and rationalization of warehouse and retail operations. During the same quarter of fiscal 2005, restructuring costs of $0.1 million related to consulting, severance and legal services were incurred.

     NET INTEREST EXPENSE

     Net interest expense was $9.2 million for the second quarter of fiscal 2006 compared to $12.9 million for the second quarter of fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 7.7% in the second quarter of fiscal 2006 compared to 8.7% in fiscal 2005. The average amount of all debt outstanding was $409.7 million for the second quarter of fiscal 2006 compared to $513.0 million for the second quarter of fiscal 2005.

     INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate for fiscal 2006 to differ significantly from the prior year rate of 34.7% due to the following one-time events: 1) U.S. tax of $4.6 million on an intercompany foreign exchange gain with no related pretax income, 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards (as described below), and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

     As noted in the preceding paragraph, the $28.1 million in additional valuation allowance recorded in the second quarter was a result of an assessment made during the quarter as to the realizability of the Company's deferred tax assets. In accordance with the applicable accounting standards (SFAS No. 109), the Company must assess whether it is more likely than not that it will be able to utilize the deferred tax assets. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. Primarily as a result of reduced earnings in the first half of fiscal year 2006 and the effect that this reduction will have on the Company's earnings for fiscal year 2006, the Company provided a valuation allowance to write-down the deferred tax assets to an amount that is more likely than not to be realized. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. The net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2025.

     DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction, and recorded a gain of $27.8 million net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                                  THIRTEEN WEEKS ENDED
                                                          -----------------------------------
                                                          DECEMBER 31, 2005   JANUARY 1, 2005
                                                          -----------------   ---------------
Net sales from discontinued operations                           $--              $104,278
                                                                 ---              --------
Income from discontinued operations before income taxes           --              $  8,796
Income taxes                                                      --                 3,153
Minority Interest                                                 --                 2,577
                                                                 ---              --------
Income from discontinued operations, net of tax                  $--              $  3,066
                                                                 ===              ========

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
                                                      --------

     FIRST HALF 2006 COMPARED TO FIRST HALF 2005

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the twenty-six weeks (first half) ended:

                                                     TWENTY-SIX WEEKS ENDED
                                              -----------------------------------
                                              DECEMBER 31, 2005   JANUARY 1, 2005
                                              -----------------   ---------------
Net sales                                           100.0%             100.0%
Cost of goods sold                                   69.1%              66.3%
Distribution expenses                                 6.1%               6.2%
                                                    -----              -----
   Gross profit                                      24.8%              27.5%
Selling, general and administrative expense          24.8%              23.5%
Restructuring costs                                   0.0%               0.2%
                                                    -----              -----
   Operating (loss) income                            0.0%               3.8%
                                                    =====              =====

     NET SALES AND GROSS PROFIT

     Salton's worldwide sales were $378.8 million in first half of fiscal 2006 versus $477.4 million in the first half of fiscal 2005. Net sales decreased domestically by $71.6 million. This decrease includes $6.1 million of tabletop product sales as a result of the sale of the tabletop business in September 2005. The remaining $65.5 million decrease resulted primarily from delays in production from suppliers and cautious customer ordering patterns that impacted volume in the first quarter as well as in the first half of the second quarter and additional reductions as a result of discontinued product lines. Foreign sales declined by $27.0 million. The foreign sales were impacted by a weak consumer demand in the housewares sector in the United Kingdom and $5.4 million of unfavorable foreign currency fluctuations.

     Gross profit for the first half of fiscal 2006 declined $37.6 million from $131.5 million in 2005 to $93.9 million in 2006. As a percent of net sales, gross profit was 24.8% in the first half of fiscal 2006 compared to 27.5% in the first half of 2005, a decrease of 2.7%. These decreases are primarily a result of decreased volume in the weak European market and an inventory shortage of higher margin products in the first quarter and the first half of the second quarter. Additionally, margins were adversely impacted by closeout sales of discontinued product lines as we continue to move certain inventory at lower margins in an effort to rationalize product lines and refocus on our core business. We have incurred global material cost increases in plastics, steel and corrugated materials. Although we have recently implemented price increases on certain products to compensate for higher material costs, the final impact of the price increases is uncertain due to potential reactions of our competitors and the long term uncertainty of consumer acceptance. These decreases in gross profit were partially offset by a $5.1 million domestic decline in distribution expenses resulting primarily from our U.S. cost reduction programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $94.0 million for the first half of fiscal 2006 compared to $112.2 million for the first half of fiscal 2005. U.S. operations reduced selling, general and administrative expenses by $12.0 million primarily driven by a $6.8 million decline in promotional expenditures such as television, certain other media and cooperative advertising, and trade show expenses as a result of our U.S. cost reduction plan. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with reduced demand as a result of the weak consumer environment.

     RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred a $0.2 million of restructuring costs during the first half of fiscal 2006 related to severance and rationalization of warehouse and retail operations. During the same period of fiscal 2005, restructuring costs of $0.8 million related to consulting, severance and legal services were incurred.

     NET INTEREST EXPENSE

     Net interest expense was $20.2 million for the first half of fiscal 2006 compared to $25.8 million for the first half of fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.3% in the first half of fiscal 2006 compared to 9.2% in fiscal 2005. The average amount of all debt outstanding was $422.3 million for the first half of fiscal 2006 compared to $489.2 million for the first half of fiscal 2005.

     INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate for fiscal 2006 to differ significantly from the prior year rate of 34.6% due to the following one-time events: 1) U.S. tax of $4.6 million on an intercompany foreign exchange gain with no related pretax income, 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards (as described below), and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

     As noted in the preceding paragraph, the $28.1 million in additional valuation allowance recorded in the second quarter was a result of an assessment made during the quarter as to the realizability of the Company's deferred tax assets. In accordance with the applicable accounting standards (SFAS No. 109), the Company must assess whether it is more likely than not that it will be able to utilize the deferred tax assets. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. Primarily as a result of reduced earnings in the first half of fiscal year 2006 and the effect that this reduction will have on the Company's earnings for fiscal year 2006, the Company provided a valuation allowance to write-down the deferred tax assets to an amount that is more likely than not to be realized. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. The net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2025.

     DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction, and recorded a gain of $27.8 million net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                                 Twenty-six Weeks Ended
                                                          -----------------------------------
                                                          December 31, 2005   January 1, 2005
                                                          -----------------   ---------------
Net sales from discontinued operations                         $68,798            $173,729
                                                               -------            --------
Income from discontinued operations before income taxes        $ 5,477            $ 12,158
Income taxes                                                     2,338               4,201
Minority Interest                                                1,404               3,633
                                                               -------            --------
Income from discontinued operations, net of tax                $ 1,735            $  4,324
                                                               =======            ========

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

     Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facilities. In the first half of fiscal 2006, Salton's continuing operations used $32.9 million in cash flow, compared with $70.4 million in first half of fiscal 2005. This decrease was a result of inventory shortages, the sale of tabletop inventory and a planned exit of certain product lines in the first half of fiscal 2006. In addition, as a result of delayed shipments, the timing of supplier invoices increased accounts payable at the end of the second quarter.

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

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Great Britain pound and Australian dollar against United States dollars.

     INVESTING ACTIVITIES

     In the first half of fiscal 2006, we had $80.9 million in proceeds from the sale of discontinued operations as a result of the AMAP transaction and $15.3 million in proceeds from the sale of assets and investments, primarily from the sale of our tabletop division and a warehouse distribution facility in the U.S.

     FINANCING ACTIVITIES

     We had net proceeds from worldwide credit facilities of $21.1 million. These proceeds were offset by $13.1 million of financing costs associated with our debt restructuring and Salton Europe Credit Facility during the first half and $45.9 million for the repayment of 2005 Notes.

     SENIOR SECURED CREDIT FACILITY

     On June 15, 2004, we entered into amended and restated senior secured credit facility with Silver Point Finance, LLC which currently provides us with the ability to borrow up to approximately $188 million pursuant to a revolving line of credit, letters of credit and a $100.0 million term loan for the domestic operations. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of December 31, 2007 and is subject to a prepayment premium of 4.50% if the facility is repaid by June 15, 2006 and 3.50% if the facility is repaid thereafter.

     As of February 7, 2006, we had borrowed $119.0 million under the senior secured credit facility and had approximately $3.8 million available under this facility for future borrowings.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.0% (or 5.0% after March 31, 2006), equaling 10.6% at January 31, 2006; or the Base Rate (prime rate), plus 4.0% (or 3.0% after March 31, 2006), equaling 11.5% at January 31, 2006.
     The Company has the option to convert any base rate loan to LIBOR rate loan. LIBOR rate loans are to be no lower than a rate of 7.0%.

     Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under our senior secured credit facility, we are required to comply with a minimum EBITDA and consolidated fixed charge coverage ratio. We are also required to deposit all proceeds from collection of accounts receivable and sale of collateral in an account under the exclusive dominion and control of the senior lenders.

     On September 23, 2005, the Company entered into a fourth amendment to the senior secured credit facility (the "Fourth Amendment") dated as of September 22, 2005. Under the terms of the Fourth Amendment, the Company is required to utilize the proceeds received in connection with the sale of certain of its tabletop assets and the sale of the 52.6% ownership interest in AMAP to prepay the outstanding principal amount of the original $100.0 million term loan included therein. During the first quarter, the proceeds from the sale of the tabletop assets of $13.4 million had been applied against the term loan.

     On October 5, 2005, in accordance with the terms of the Fourth Amendment, the Company: 1) applied $80.8 million of proceeds from the sale of AMAP against the original term loan under the senior secured credit facility; and 2) borrowed $80.8 million under additional term loans under the senior secured credit facility. As required by the Fourth Amendment, the Company:
     1) used the first $24.9 million of borrowings under the additional term loan to repay outstanding revolving line of credit borrowings under the senior secured credit facility; and 2) placed $50.0 million of such borrowings into an interest-bearing cash collateral account which, subject to certain conditions, may be used to purchase, prepay or redeem the outstanding 2005 Notes. To the extent that Salton issued Second Lien Notes and/or equity in exchange for 2005 Notes prior to the maturity of the 2005 Notes, the Company was permitted to obtain funds from the cash collateral account in an amount equal to the reduction of the principal amount of the 2005 Notes affected by such exchange. At December 31, 2005, all funds in the cash collateral account had been used to repurchase or retire 2005 Notes.

     The Fourth Amendment also modified the financial covenants that require a minimum EBITDA and consolidated fixed charge coverage ratio, and eliminated the foreign leverage ratio.

     The senior secured credit facility was amended ("The Fifth Amendment") on October 7, 2005 to increase the letter of credit subfacility to $15.0 million. As of December 31, 2005 the Company had outstanding letters of credit of $7.9 million under the letter of credit subfacility of $15.0 million.

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

     On February 8, 2006, the Company entered into a seventh amendment to, and waiver under, the senior secured credit facility (the "Seventh Amendment") dated as of February 8, 2006. The Seventh Amendment, among other things:
     (1) waives the Company's compliance with the consolidated fixed charge coverage ratio for the twelve-month period ended December 3, 2005; (2) extends from January 15, 2006 until March 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; (3) restates the financial covenants for the twelve-month periods ending December 31, 2005 through June 30, 2007; (4) amends the definitions of "borrowing base" and EBITDA; and (5) eliminates the pledges of stock of foreign subsidiaries of the Company other than 66-2/3% of the stock of Salton International CV.

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

     The senior secured credit facility is secured by all of our tangible and intangible domestic assets and a pledge of the capital stock of our domestic subsidiaries and the capital stock of certain of our foreign subsidiaries. The senior secured credit facility is unconditionally guaranteed by each of our direct and indirect domestic subsidiaries.

     SECOND LIEN CREDIT AGREEMENT

     On August 26, 2005, in connection with the closing of our debt exchange offer, we entered into a second lien credit agreement with The Bank of New York, as agent, which provides for the issuance of up to $110 million aggregate principal amount of Second Lien Notes. We issued approximately $99.2 million of Second Lien Notes in connection with our debt exchange offer. We subsequently issued an additional $4.1 million of Second Lien Notes in connection with our private exchange We may add additional lenders under the second lien credit agreement through the issuance of additional Second Lien Notes as long as the aggregate principal amount of the Second Lien Notes does not exceed $110 million.

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

     In connection with our debt exchange offer, on August 26, 2005 we accepted for exchange an aggregate of approximately $75.2 million in principal amount of 2005 Notes (approximately 60.0% of the outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer. During the second quarter, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million and the Company repaid the remaining $36.6 million of outstanding 2005 Notes upon maturity.

     Interest is payable on the 2008 Notes on April 15th and October 15th of each year.

     In connection with our debt exchange offer, we obtained the consent of the holders of a majority of the outstanding 2008 Notes to amend the indenture governing such Subordinated Notes to eliminate substantially all of the substantive covenants (other than these dealing with certain asset sales and the application of proceeds therefrom and changes of control) and certain events of default (other than these dealing with the payment of interest and principal when due) contained in such indentures. We have entered into supplements to the indenture governing the 2008 Notes to reflect such amendments.

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

     SALTON EUROPE FACILITY AGREEMENT

     On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $104.8 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At December 31, 2005, these rates for borrowings denominated in the Great Britain Pound were approximately 11.6% and 7.3% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 7.1%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $85.9 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $8.6 million and $10.3 million, respectively). The Company expects to use borrowings under these facilities to repay existing debt and for working capital purposes.

     The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company's European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities.

     On December 20, 2005, the Company entered into a waiver and consent under its senior secured credit facility and second lien credit agreement. The waiver and consent, among other things: (1) consents to the Company's European subsidiaries entering into the Facility Agreement and performing their obligations thereunder; (2) waives certain covenants to the extent they would prohibit the Facility Agreement; and (3) waives until January 15, 2006 the requirements that the Company deliver a fully executed landlord waiver with respect to one the Company's warehouses.

     OTHER CREDIT FACILITIES

     In addition to the Salton Europe Facility Agreement, we maintain additional credit facilities outside of the United States that locally support our foreign subsidiaries operations and working capital requirements. These facilities are at current market rates in those localities and at certain peak periods of the year, are secured by various assets.

     SERIES C PREFERRED STOCK

     On August 26, 2005, we issued 135,217 shares of our Series C preferred stock with a total liquidation preference of $13.5 million. Our restated certificate of incorporation authorizes us to issue up to 150,000 shares of Series C preferred stock.

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

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that only one customer accounted for 13.8% and 14.0% of the gross accounts receivable at December 31, 2005 and January 1, 2005, respectively, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION - The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 52.3% and 60.7% of the Company's inventories as of December 31, 2005 and July 2, 2005, respectively. All remaining inventory cost is determined on the first-in, first-out basis.

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

     DEFERRED TAXES - The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.

     FORWARD LOOKING

     We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

     We believe that (a) future cash flow from operations based on our current level of operations, (b) available borrowings under our senior secured credit facility, second lien credit agreement and other sources of debt funding and (c) funds from the sale or monetization of certain assets will be adequate to meet our anticipated requirements for current capital expenditures, working capital requirements, interest and income tax payments and scheduled debt payments for the next twelve months. Our ability to satisfy our anticipated liquidity requirements, however, is subject to several assumptions, some of which are beyond our control, including: (a) general economic, financial, competitive and other factors; and (b) our continued compliance with covenants in our debt instruments. If we are unable to satisfy our liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

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

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at December 31, 2005 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. The change in the fair value of contracts related to continuing operations in the second quarter was insignificant. There was a de minimis amount at December 31, 2005 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. Contracts for the purchase of 2.5 million U.S. dollars were entered into during the second quarter of fiscal 2006. At December 31, 2005, the Company had foreign exchange forward contracts for the purchase of approximately 1.9 million U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. As reported in the Company's Fiscal 2005 Annual Report on Form 10-K, management determined that, as of July 2, 2005, there was an internal controls deficiency related to the Company's preparation and review of its income tax provision and related income tax accounting procedures, which constituted a material weakness. To address this material weakness, the Company began, prior to year end and continued throughout the second fiscal quarter, the remediation process, including:

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

     These remediation plans will continue to be implemented and monitored during the third and fourth quarters of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

     Except as described above, there were no significant changes in the Company's internal control during the quarter ended December 31, 2005 or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 11, 2002 through May 11, 2004. The Company believes that these lawsuits are without merit and that it has compelling defenses to the allegations contained in the complaints. The parties are engaged in settlement discussions.

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

     The Annual Meeting of Shareholders was held on December 8, 2005.

     The following proposal was adopted by the margins indicated:

          1.   To elect three Class I Directors for a term expiring in 2008.

                       NUMBER OF SHARES
                    ---------------------
                        FOR      WITHHELD
                    ----------   --------
Daniel J. Stubler   15,015,590     92,856
Bruce G. Pollack    14,939,019    169,427
Bruce J. Walker     15,018,295     90,151

     The following proposal was adopted by the margins indicated:

          2. To ratify the appointment of Deloitte & Touche LLP as the auditors for the 2006 fiscal year.

    FOR      AGAINST   ABSTAIN
----------   -------   -------
15,063,260    34,779    10,407

ITEM. 6 EXHIBITS.

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006                  SALTON, INC.


                                        /s/ William M. Lutz
                                        ----------------------------------------
                                        William M. Lutz
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION OF DOCUMENT
--------------                       -----------------------
     10.43       General Release and Separation Agreement dated as of December
                 5, 2005 by and between David M. Mulder and Salton, Inc.
                 Incorporated by reference to the Registrant's Current Report on
                 Form 8-K dated December 5, 2005.

     10.44 Facility Agreement dated as of December 23, 2005 by and among Salton Holdings Limited, Salton Europe Limited, certain affiliates of Salton Holdings Limited, Burdale Financial
                 Limited, as agent and security trustee, and the financial institutions party thereto as lenders. Incorporated by reference to the Registrant's Current Report on Form 8-K dated
                 December 23, 2005.

     10.45 Waiver and Consent Under Amended and Restated Credit Agreement dated as of December 20, 2005 by and among the Lenders, Wells
                 Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's
                 Current Report on Form 8-K dated December 23, 2005.

     10.46       Seventh Amendment to, and Waiver Under, Amended and Restated
                 Credit Agreement dated as of February 8, 2006 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's
                 Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K dated
                 February 8, 2006.

     12(A)       Computation of Ratio of Earnings to Fixed Charges

     31.1        Certification By The Chief Executive Officer Pursuant To
                 Section 302 Of The Sarbanes-Oxley Act Of 2002

     31.2        Certification By The Chief Financial Officer Pursuant To
                 Section 302 Of The Sarbanes-Oxley Act Of 2002

     32.1        Certification of The Chief Executive Officer Pursuant to 18
                 U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

     32.2        Certification of The Chief Financial Officer Pursuant to 18
                 U.S.C. 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002