Form 10-Q
period 2006-04-01
SALTON INC
filed 2006-05-11
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended April 1, 2006 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2006, 14,386,390 shares of its $0.01 par value Common Stock.

                                                                        PAGE NO.
                                                                        --------
PART I       FINANCIAL INFORMATION

   Item 1:   Financial Statements

             Condensed Consolidated Balance Sheets -  April 1, 2006
             and July 2, 2005                                               3

             Condensed Consolidated Statements of Operations -
             Thirteen weeks ended - April 1, 2006 and April
             2, 2005 Thirty-nine weeks ended April 1, 2006 and
             April 2, 2005                                                  4

             Condensed Consolidated Statements of Cash Flows
             -Thirty-nine weeks ended April 1, 2006 and April               5
             2, 2005

             Notes to Condensed Consolidated Financial Statements           6

   Item 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           25

   Item 3:   Quantitative and Qualitative Disclosures About Market
             Risk                                                          44

   Item 4:   Controls and Procedures                                       45

PART II      OTHER INFORMATION

   Item 1:   Legal Proceedings                                             47

   Item 6:   Exhibits                                                      49

Signature                                                                  50

Index of Exhibits

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  APRIL 1,    JULY 2,
(IN THOUSANDS EXCEPT SHARE DATA)                                    2006        2005
                                                                 ---------   ---------
ASSETS
CURRENT ASSETS:
   Cash                                                          $  10,908   $  14,857
   Compensating balances on deposit                                 39,265      34,355
   Restricted cash                                                   1,408          --
   Accounts receivable, less allowances                            121,044     140,179
   Inventories                                                     154,748     195,065
   Assets held for sale                                                 --         998
   Prepaid expenses and other current assets                        16,071      16,048
   Prepaid income taxes                                              1,344          --
   Deferred income taxes                                             6,043       5,524
   Current assets of discontinued operations                            --     101,927
                                                                 ---------   ---------
      Total Current Assets                                         350,831     508,953
Property, Plant and Equipment, net of $68,973 and $60,278
   accumulated depreciation, respectively                           42,029      50,227
Tradenames                                                         179,169     180,041
Non-Current Deferred Tax Asset                                       2,488      49,275
Other Assets                                                        14,189      11,555
Non-current assets of discontinued operations                           --       7,737
                                                                 ---------   ---------
TOTAL ASSETS                                                     $ 588,706   $ 807,788
                                                                 =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt, including
      accrued interest of $10,971 and $0, respectively           $  30,215   $  70,730
   Senior subordinated notes due 2005 - current                         --      45,990
   Accounts payable                                                 85,008      86,254
   Accrued expenses                                                 28,436      34,802
   Accrued interest                                                  6,247      13,589
   Income taxes payable                                              1,695       4,375
   Current liabilities of discontinued operations                       --      47,331
                                                                 ---------   ---------
      Total Current Liabilities                                    151,601     303,071
Non-Current Deferred Income Taxes                                   11,155       3,334
Senior Subordinated Notes Due 2005                                      --      79,010
Senior Subordinated Notes due 2008, including an adjustment of
   $2,079 and $7,082 to the carrying value related
   to interest rate swap agreements, respectively                   61,756     156,387
Second Lien Notes, including accrued interest
   of $13,136 and $0, respectively                                 116,407          --
Series C Preferred Stock                                             8,646          --
Term Loan and Other Notes Payable                                  117,245     100,050
Other Long Term Liabilities                                         19,530      20,283
Non-current liabilities of discontinued operations                      --       1,462
                                                                 ---------   ---------
TOTAL LIABILITIES                                                  486,340     663,597
Minority Interest in Discontinued Operations                            --      24,263
Convertible Preferred Stock, $0.01 par value; authorized,
   2,000,000 shares; 40,000 shares issued                           40,000      40,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value; authorized, 40,000,000
      shares; issued and outstanding: 2006-13,694,140 shares;
      2005-11,376,292 shares                                           172         148
   Treasury Stock - at cost                                        (65,793)    (65,793)
   Additional Paid-In Capital                                       62,835      55,441
   Accumulated Other Comprehensive Income                            3,746      11,513
   Retained Earnings                                                61,406      78,619
                                                                 ---------   ---------
      Total Stockholders' Equity                                    62,366      79,928
                                                                 ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 588,706   $ 807,788
                                                                 =========   =========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                 13 WEEKS ENDED              39 WEEKS ENDED
                                                         -------------------------   -------------------------
                                                           APRIL 1,      APRIL 2,      APRIL 1,      APRIL 2,
                                                             2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------
NET SALES                                                $   127,657   $   153,159   $   506,461   $   630,541
Cost of Goods Sold                                            91,434       108,435       353,123       424,802
Distribution Expenses                                         10,374        13,331        33,589        42,840
                                                         -----------   -----------   -----------   -----------
GROSS PROFIT                                                  25,849        31,393       119,749       162,899
Selling, General and Administrative Expenses                  37,022        50,982       131,012       163,217
Restructuring Costs                                               80           287           237         1,077
                                                         -----------   -----------   -----------   -----------
OPERATING (LOSS)                                             (11,253)      (19,876)      (11,500)       (1,395)
Interest Expense, net                                          8,351        12,855        28,596        38,605
Gain-Early Settlement of Debt                                     --            --       (21,720)           --
                                                         -----------   -----------   -----------   -----------
(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (19,604)      (32,731)      (18,376)      (40,000)
Income Taxes Expense (Benefit)                                  (540)       (9,314)       28,388       (11,828)
                                                         -----------   -----------   -----------   -----------
NET (LOSS) FROM CONTINUING OPERATIONS                        (19,064)      (23,417)      (46,764)      (28,172)
Income from Discontinued Operations, Net of Tax                   --           888         1,735         5,212
Gain on Sale of Discontinued Operations, Net of Tax               --            --        27,816            --
                                                         -----------   -----------   -----------   -----------
NET (LOSS)                                               $   (19,064)  $   (22,529)  $   (17,213)  $   (22,960)
                                                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                13,616,903    11,376,297    13,118,437    11,373,127
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                          13,616,903    11,376,297    13,118,437    11,373,127
Net (Loss) per Common Share: Basic
   (Loss) from continuing operations                     $     (1.40)  $     (2.06)  $     (3.56)  $     (2.48)
   Income from discontinued operations, net of tax                --          0.08          0.13          0.46
   Gain on sale of discontinued operations, net of tax            --            --          2.12            --
                                                         -----------   -----------   -----------   -----------
Net (Loss) per Common Share: Basic                       $     (1.40)  $     (1.98)  $     (1.31)  $     (2.02)
                                                         ===========   ===========   ===========   ===========
Net (Loss) per Common Share: Diluted
   (Loss) from continuing operations                     $     (1.40)  $     (2.06)  $     (3.56)  $     (2.48)
   Income from discontinued operations, net of tax                --          0.08          0.13          0.46
   Gain on sale of discontinued operations, net of tax            --            --          2.12            --
                                                         -----------   -----------   -----------   -----------
Net (Loss) per Common Share: Diluted                     $     (1.40)  $     (1.98)  $     (1.31)  $     (2.02)
                                                         ===========   ===========   ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          39 WEEKS ENDED
                                                                                       -------------------
                                                                                       APRIL 1,   APRIL 2,
(IN THOUSANDS)                                                                           2006       2005
                                                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                                          $(17,213)  $(22,960)
   Adjustments to Reconcile Net (Loss) to Net Cash
      from Operating Activities:
   Imputed interest on notes payable and other non-cash items                              (192)    (1,362)
   Deferred income tax provision                                                         33,198    (14,488)
   Stock based compensation expense                                                         509         --
   Depreciation and amortization                                                         15,223     17,864
   Bad debt (recovery) provision                                                            178     (1,321)
   Gain on sale of discontinued operations                                              (27,816)        --
   (Gain) loss on disposal of property and equipment                                       (729)        41
   Inventory valuation adjustment                                                           322     (1,577)
   Impairment loss on goodwill and intangible assets                                        205        243
   Foreign currency gains                                                                   (18)        23
   Gain - early settlement of debt                                                      (21,720)        --
   Gain on sale of investment                                                                --       (109)
   Minority interest                                                                      1,404      4,381
   Changes in assets and liabilities:
      Accounts receivable                                                                 1,766      3,301
      Inventories                                                                         5,653    (14,671)
      Prepaid expenses and other current assets                                          (3,189)       379
      Other non-current assets                                                            1,761        155
      Accounts payable                                                                    7,671    (46,830)
      Income taxes payable                                                               (2,926)     2,573
      Accrued expenses                                                                   (6,941)    21,440
                                                                                       --------   --------
         NET CASH FROM OPERATING ACTIVITIES                                             (12,854)   (52,918)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                  (4,000)    (8,137)
   Proceeds from sale of assets and investments                                          15,347     15,486
   Proceeds from sale of discontinued operations, net of $10,998 cash sold               69,938         --
   Increase in restricted cash                                                           (1,408)        --
   Acquisition of majority interest/business, net of cash acquired                       (4,525)        --
   Additional payment for acquisition of tradenames                                        (205)        --
   Increase in compensating balances on deposit                                          (4,910)      (194)
                                                                                       --------   --------
         NET CASH FROM INVESTING ACTIVITIES                                              70,237      7,155
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) proceeds from revolving line of credit and other short term debt    (43,070)    25,369
   Proceeds from new credit agreement                                                    48,870         --
   Repayment of terminated credit agreement                                             (39,675)        --
   Repayment of long term debt                                                          (50,434)      (738)
   Distributions to minority shareholders                                                    --     (2,296)
   Costs associated with refinancing                                                    (14,666)      (967)
   Additional payment for tradenames                                                         --       (619)
   Common stock issued                                                                      175         27
                                                                                       --------   --------
         NET CASH FROM FINANCING ACTIVITIES                                             (98,800)    20,776
                                                                                       --------   --------
Effect of Exchange Rate Changes on Cash                                                   1,534        (16)
                                                                                       --------   --------
Decrease in Cash                                                                        (39,883)   (25,003)
Cash, Beginning of Period (1), Including Cash of Discontinued Operations of
   $35,934 and $27,917, respectively                                                     50,791     43,217
                                                                                       --------   --------
Cash, End of Period, Including Cash of Discontinued Operations of
   $0 and $10,360, respectively                                                        $ 10,908   $ 18,214
                                                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
   Interest                                                                            $ 31,382   $ 27,334
   Income taxes, net of (refunds)                                                      $    304   $  5,424

(1) Amount does not reconcile to face of balance sheet.

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

     The following is a summary of financial results included within discontinued operations:

                                                             THIRTEEN WEEKS      THIRTY-NINE WEEKS
                                                                 ENDED                 ENDED
                                                          -------------------   -------------------
                                                          APRIL 1,   APRIL 2,   APRIL 1,   APRIL 2,
                                                            2006       2005       2006       2005
                                                          --------   --------   --------   --------
Net sales from discontinued operations                       $--      $50,206    $68,798    $223,935
                                                             ---      -------    -------    --------
Income from discontinued operations before income taxes       --      $ 2,043    $ 5,477    $ 14,200
Income taxes                                                  --          407      2,338       4,607
Minority Interest                                             --          748      1,404       4,381
                                                             ---      -------    -------    --------
Income from discontinued operations, net of tax              $--      $   888    $ 1,735    $  5,212
                                                             ===      =======    =======    ========

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
                                                      --------

3.   SALE OF TABLETOP

     On September 16, 2005, the Company completed the sale of certain tabletop assets to Lifetime Brands, Inc. for approximately $14.2 million. With this transaction, Salton divested the Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of crystal products under the Atlantis(R) brand. In addition, the Company entered into a license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

     In February 2006, the FASB issued Staff Position FAS 123(R)-4, "Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends Statement No. 123(R), "Share-Based Payment." This Staff Position provides an exception to the general rule that options must be classified as liabilities if, under any circumstances, the entity can be required to settle the options in cash or other assets. Under this Staff Position, options issued as compensation to employees should be classified as liabilities only if (1) the cash settlement feature can be exercised only upon the occurrence of a contingent event outside of the employee's control, and (2) such event is deemed probable to occur. The guidance is effective upon initial adoption of Statement No. 123(R), or for the first reporting period beginning after the date of the Staff Position for an entity that adopted Statement No. 123(R) prior to the issuance of the Staff Position. The Company does not believe the adoption of this Statement has a material effect on its financial condition.

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities. This Statement is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have a material effect on its financial condition, results of operations, or cash flows.

5.   SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

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

     SEVENTH AMENDMENT TO AND WAIVER UNDER, SENIOR SECURED CREDIT FACILITY - On February 8, 2006, the Company entered into a seventh amendment to, and waiver under, the senior secured credit facility (the "Seventh Amendment") dated as of February 8, 2006. The Seventh Amendment, among other things:
     (1) waived the Company's compliance with the consolidated fixed charge coverage ratio for the twelve-month period ended December 31, 2005; (2) extended from January 15, 2006 until March 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; (3) restated the financial covenants for the twelve-month periods ending December 31, 2005 through June 30, 2007; (4) amended the definitions of "borrowing base" and EBITDA; and (5) eliminated the pledges of stock of foreign subsidiaries of the Company other than 66-2/3% of the stock of Salton International CV.

     As of April 1, 2006, the Company had borrowed $100.0 million under the senior secured credit facility and had approximately $4.9 million available under this facility for future borrowings.

     Subsequent to April 1, 2006, the Company entered into an eighth amendment to and waiver under the senior secured credit facility, which amended the definition of "EBITDA" and extended the date for the Company to deliver an executed landlord waiver for a warehouse located in Redlands, California (see Note 17, "Subsequent Event"). The Company was in compliance with the financial covenants under the senior secured credit facility as of April 1, 2006.

     RESTRICTED CASH - Under the cash dominion terms for the Revolving Line of Credit of the senior secured credit facility, the Company's cash collections are automatically forwarded to the creditor and applied against the loan balance. At April 1, 2006 this resulted in a negative loan balance of $1.4 million which the Company classified as restricted cash.

     SENIOR SUBORDINATED NOTES - During the second quarter, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million and repaid the remaining $36.6 million of outstanding 2005 Notes upon maturity.

     LETTERS OF CREDIT - As of April 1, 2006 the Company had outstanding letters of credit of $0.5 million under the letter of credit subfacility of $15.0 million.

     SALTON EUROPE FACILITY AGREEMENT - On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $106.1 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At April 1, 2006, these rates for borrowings denominated in the Great Britain Pound were approximately 11.6% and 7.3% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 7.6%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $87.0 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $8.7 million and $10.4 million, respectively). The Company expects to use borrowings under these facilities to repay existing debt and for working capital purposes. As of April 1, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of L6.1 million (approximately $10.6 million) and borrowings denominated in the U.S. Dollar of $6.1 million.

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

     On December 20, 2005, the Company entered into a waiver and consent under its senior secured credit facility and second lien credit agreement. The waiver and consent, among other things: (1) consents to the Company's European subsidiaries entering into the Facility Agreement and performing their obligations thereunder; (2) waives certain covenants to the extent they would prohibit the Facility Agreement; and (3) waives until January 15, 2006 the requirements that the Company deliver a fully executed landlord waiver with respect to one of the Company's warehouses. This requirement was subsequently amended by the Seventh Amendment to the senior secured credit facility.

6.   STOCK-BASED COMPENSATION

     STOCK OPTIONS - At April 1, 2006, the Company had stock-based employee compensation plans that are described more fully in Note 12 of the Company's 2005 Annual Report on Form 10-K. Effective July 3, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS 123 and supercedes ABP 25. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized over the remaining vesting period. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

     For the thirteen weeks ended April 1, 2006, total stock-based employee compensation expense related to these plans was minimal. For the thirty-nine weeks ended April 1, 2006, total stock-based employee compensation expense related to these plans was $0.4 million, net of related income tax of $0 (see Note 15, Income Taxes). The impact on basic and diluted earnings per share for the thirteen weeks and thirty-nine weeks ended was de minimis and $(0.02), respectively. There is no compensation cost related to nonvested awards not yet recognized as of April 1, 2006.

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

                                                              13 WEEKS ENDED   39 WEEKS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          APRIL 2, 2005    APRIL 2, 2005
                                                               -------------    -------------
Net income (loss) - as reported                                  $(22,529)        $(22,960)
Less: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related taxes                                               376              948
                                                                 --------         --------
Net income (loss) - pro forma                                    $(22,905)        $(23,908)
                                                                 ========         ========
(Loss) per share - basic
   As reported                                                   $  (1.98)        $  (2.02)
   Pro forma                                                        (2.01)           (2.10)
(Loss) per share - diluted
   As reported                                                   $  (1.98)        $  (2.02)
   Pro forma                                                        (2.01)           (2.10)

     Activity in the Company's stock option plans for the thirty-nine weeks ended April 1, 2006 was as follows:

                                                 WEIGHTED
                                                  AVERAGE
                                       OPTIONS   EXERCISE
                                        (000)      PRICE
                                       -------   --------
Outstanding at beginning of year        2,603     $13.75
Granted                                    --
Exercised                                (105)      1.67
Expired or Canceled                      (321)     10.24
                                        -----
Outstanding at end of period            2,177     $14.85
                                        =====     ======
Options exercisable at end of period    2,177     $14.85

     The following information summarizes the stock options outstanding at April 1, 2006:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                           ---------------------               ------------------
                                      WEIGHTED-
                                       AVERAGE     WEIGHTED-             WEIGHTED-
                                      REMAINING     AVERAGE               AVERAGE
                           SHARES    CONTRACTUAL    EXERCISE    SHARES    EXERCISE
RANGE OF EXERCISE PRICES    (000)   LIFE (YEARS)     PRICE       (000)     PRICE
------------------------   ------   ------------   ---------    ------   ---------
$2.292 - $5.833                15       1.15           5.53         15       5.53
$6.333 - $10.60             1,123       5.63           8.83      1,123       8.83
$13.917-$17.50                654       3.97          14.81        654      14.81
$18.95-$37.00                 385       3.77          32.87        385      32.87
                            -----                                -----
$2.292 - $37.00             2,177       4.77         $14.85      2,177     $14.85
                            =====       ====         ======      =====     ======

     STOCK GRANTS - As of April 1, 2006, the Company had granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vest upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years. The shares were not issued as of April 1, 2006.

     The Company has recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. For the thirteen weeks ended April 1, 2006, compensation expense related to these grants was $0.1 million, net of related income tax of $0 (see Note 15, Income Taxes). Compensation cost related to nonvested awards not yet recognized is $0.1 million and will be recognized over the requisite two year service period.

7.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," and Emerging Issues Task Force Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share." Under EITF 03-06, the Series A Preferred Stock are included in both basic and diluted net income (loss) per share using the "two-class" method, if the effect is dilutive. Diluted net income per share also includes dilutive common stock equivalents applying the treasury stock method for options and warrants.

     For the thirteen weeks ended April 1, 2006 and April 2, 2005, and for the thirty-nine weeks ended April 1, 2006 and April 2, 2005, the Company's Series A Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted income (loss) per share. Additionally, the dilutive effect of the Company's outstanding common stock equivalents, options and warrants was excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's losses from continuing operations in these periods. Had the Company recognized net income from continuing operations in these periods, basic shares outstanding would have increased by 3,529,412 shares for the thirteen weeks and the thirty-nine weeks ended April 1, 2006 and April 2, 2005 related to the Series A Preferred Stock under the two-class method; and diluted shares outstanding would have increased by 4,029,412 and 3,841,795 shares for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, and 3,988,599 and 3,797,866 shares for the thirty-nine weeks ended April 1, 2006 and April 2, 2005, respectively, for the effect of the Series A Preferred Stock, common stock equivalents and outstanding options.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at April 1, 2006 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. The change in the fair value of contracts related to continuing operations in the third quarter was insignificant. There was a de minimis amount at April 1, 2006 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. Contracts for the purchase of 5.0 million U.S. dollars were entered into during the third quarter of fiscal 2006. At April 1, 2006, the Company had foreign exchange forward contracts for the purchase of approximately 0.8 million U.S. dollars.

9.   CAPITAL STOCK

     Activity in the Company's capital accounts for the thirteen weeks and thirty-nine weeks ended April 1, 2006 was as follows:

                                                      13 WEEKS ENDED                      39 WEEKS ENDED
                                                      APRIL 1, 2006                       APRIL 1, 2006
                                            ---------------------------------   ---------------------------------
                                               COMMON              ADDITIONAL      COMMON              ADDITIONAL
                                               SHARES     COMMON     PAID IN       SHARES     COMMON     PAID IN
(in thousands)                              OUTSTANDING    STOCK     CAPITAL    OUTSTANDING    STOCK     CAPITAL
                                            -----------   ------   ----------   -----------   ------   ----------
Balance, January 1, 2006 and July 3, 2005      13,523      $170      $62,363       11,376     $  148     $55,441
Stock issued - bond exchange, net of fees          --        --           --        2,042         21       6,273
Stock option exercise                              --        --           --          105          1         174
Foreman additional liability                       --        --           26           --         --         140
Share-based compensation cost                      --        --          148           --         --         509
Shares issued - Silverpoint fees                  171         2          298          171          2         298
                                               ------      ----      -------       ------     ------     -------
Balance, December 31, 2005                     13,694      $172      $62,835       13,694     $  172     $62,835
                                               ======      ====      =======       ======     ======     =======

10.  COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended April 1, 2006 and April 2, 2005, components of other comprehensive income include foreign currency translation adjustments of $0.9 million and $(4.9) million, respectively, and derivative liability adjustments of a de minimis amount and $1.6 million, respectively. For the thirty-nine weeks ended April 1, 2006 and April 2, 2005, components of other comprehensive income include foreign currency translation adjustments of $(6.4) million and $(0.1) million, respectively and derivative liability adjustments of $(1.4) million and $5.4 million, respectively.

                                                         13 WEEKS ENDED        39 WEEKS ENDED
                                                      -------------------   -------------------
                                                      APRIL 1,   APRIL 2,   APRIL 1,   APRIL 2,
(IN THOUSANDS)                                          2006       2005       2006       2005
                                                      --------   --------    -------   --------
Net (Loss)                                            $(19,064)  $(22,529)  $(17,213)  $(22,960)
Other Comprehensive Income (Loss), net of tax of $3
   and $517, $(575) and $1,674, respectively               947     (3,272)    (7,767)     5,279
                                                      --------   --------   --------   --------
Comprehensive (Loss)                                  $(18,117)  $(25,801)  $(24,980)  $(17,681)
                                                      ========   ========   ========   ========

     Accumulated other comprehensive income is comprised of the following:

                                                                                      AS OF
                                                                               -------------------
                                                                               APRIL 1,    JULY 2,
(IN THOUSANDS)                                                                   2006       2005
                                                                               --------   --------
Minimum Pension Liability, net of tax of $(5,143) and $(5,207), respectively   $(10,781)  $(10,933)
Unrealized Loss on Derivative, net of tax of $(2) and $573, respectively             (4)     1,404
Foreign Currency Translation                                                     14,531     21,042
                                                                               --------   --------
                                                                               $  3,746   $ 11,513
                                                                               ========   ========

11.  PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

                                                          Domestic           Salton Europe             Total
                                                    -------------------   -------------------   -------------------
(In thousands)                                      4/1/2006   4/2/2005   4/1/2006   4/2/2005   4/1/2006   4/2/2005
                                                    --------   --------   --------   --------   --------   --------
13 Weeks Ended:
   Service cost-benefits earned during the period    $  42      $  42      $  68      $  80      $ 110      $ 122
   Interest cost on projected benefit obligation       176        176        528        566        704        742
   Actuarial return on plan assets                    (157)      (156)      (453)      (439)      (610)      (595)
   Net amortization and deferral                        61         65        196        191        257        256
                                                     -----      -----      -----      -----      -----      -----
             Net pension cost                        $ 122      $ 127      $ 339      $ 398      $ 461      $ 525
                                                     =====      =====      =====      =====      =====      =====

                                                       Domestic           Salton Europe             Total
                                                 -------------------   -------------------   -------------------
(In thousands)                                   4/1/2006   4/2/2005   4/1/2006   4/2/2005   4/1/2006   4/2/2005
                                                 --------   --------   --------   --------   --------   --------
39 Weeks Ended:
Service cost-benefits earned during the period    $ 126      $ 126     $   206    $   236    $   332   $   362
Interest cost on projected benefit obligation       528        529       1,596      1,666      2,124     2,195
Actuarial return on plan assets                    (472)      (467)     (1,369)    (1,291)    (1,841)   (1,758)
Net amortization and deferral                       184        194         592        561        776       755
                                                  -----      -----     -------    -------    -------   -------
          Net pension cost                        $ 366      $ 382     $ 1,025    $ 1,172    $ 1,391   $ 1,554
                                                  =====      =====     =======    =======    =======   =======

     The Company previously disclosed in its financial statements for the year ended July 2, 2005, that it expected to contribute $0.4 million to its domestic pension plans and $1.3 million to the Salton Europe pension plan in fiscal 2006. As of April 1, 2006, $0.3 million and $1.0 million of contributions have been made to the domestic and Europe plans, respectively.

12.  OPERATING SEGMENTS AND MAJOR CUSTOMERS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products, and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East.

     Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

     Major Customers - For the thirteen week periods ended April 1, 2006 and April 2, 2005, no one customer accounted for more than 10.0% of net sales from continuing operations. For the thirty-nine week periods ended April 1, 2006 and April 2, 2005, one customer accounted for 10.4% and 13.1% of net sales from continuing operations, respectively.

13.  LEGAL PROCEEDINGS

     SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 11, 2002 through May 11, 2004. On March 17, 2006, the Court approved a settlement of the lawsuits and granted a final order of dismissal and judgment of the lawsuits. Under the terms of the settlement, the Company's insurers paid $2.5 million and the remaining $500,000 of the settlement fund is payable no later than July 16, 2007. The Company accrued the future payment in other long-term liabilities at the present value of $430,000 as of April 1, 2006.

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

14.  RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred $0.1 million of restructuring costs during the third quarter of fiscal 2006, consisting primarily of severance charges. During the same quarter of fiscal 2005, restructuring costs of $0.3 million related to closure of certain distribution facilities and consulting services were incurred.

     For the year-to-date fiscal 2006, aggregate restructuring charges of $0.2 million primarily relate to warehouse rationalization and severance costs. For the same period of fiscal 2005, restructuring costs of $1.1 million consist primarily of consulting, severance and legal costs associated with headcount reduction in the U.S. and the closure of certain distribution facilities.

15.  INCOME TAXES

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

16.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

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

CONSOLIDATING BALANCE SHEET AS OF APRIL 1, 2006
(IN THOUSANDS)

                                                                           GUARANTOR
                                                               PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                              --------   ------------   ------------   --------
                           ASSETS
Current Assets:
   Cash                                                       $     --     $    257      $      --     $    257
   Compensating balances on deposits                                --           --             --           --
   Restricted Cash                                                  --        1,408             --        1,408
   Accounts receivable, net of allowances                          173       77,742             --       77,915
   Inventories                                                   7,816       93,675        (14,897)      86,594
   Prepaid expenses and other current assets                     1,786        2,865             --        4,651
   Intercompany                                                 24,457      (62,096)           (92)     (37,731)
Prepaid income taxes                                             1,344           --             --        1,344
   Deferred income taxes                                            --           --             --           --
                                                              --------     --------      ---------     --------
      Total Current Assets                                      35,576      113,851        (14,989)     134,438
Property, Plant and Equipment, net of $68,973
   accumulated depreciation                                      5,087        8,311             --       13,398
Investments in Subsidiaries                                    348,948       53,760       (402,708)          --
Tradenames                                                     133,092       10,313             --      143,405
Non-current deferred tax asset                                      --           --             --           --
Other Assets                                                     7,921          782             --        8,703
                                                              --------     --------      ---------     --------
Total Assets                                                  $530,624     $187,017      $(417,697)    $299,944
                                                              ========     ========      =========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other current debt
      including accrued interest of $9,721                    $ 10,971     $     34      $      --     $ 11,005
   Accounts payable                                              6,637        3,940             80       10,657
   Accrued expenses                                              4,241        7,032             --       11,273
   Accrued interest                                              3,618        2,629             --        6,247
   Income taxes payable                                            496           --             --          496
                                                              --------     --------      ---------     --------
      Total current liabilities                                 25,963       13,635             80       39,678
Non-current Deferred Income Taxes                                8,090           --             --        8,090
Senior subordinated notes due 2008, including an adjustment
   of $2,328 to the carrying value related to
   interest rate swap agreements                                61,756           --             --       61,756
Senior secured notes                                           116,407           --             --      116,407
Series C Preferred Stock                                         8,646           --             --        8,646
Long term debt revolving credit agreement                           --      100,000             --      100,000
Term loan and other notes payable                                   --           45             --           45
Other Long Term Liability                                        1,274        3,613             --        4,887
                                                              --------     --------      ---------     --------
      Total liabilities                                        222,136      117,293             80      339,509
Convertible Preferred Stock                                     40,000           --             --       40,000
Stockholders' Equity                                           268,488       69,724       (417,777)     (79,565)
                                                              --------     --------      ---------     --------
Total Liabilities and Stockholders' Equity                    $530,624     $187,017      $(417,697)     299,944
                                                              ========     ========      =========     ========

                                                                  OTHER      CONSOLIDATED   CONSOLIDATED
                                                              SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                              ------------   ------------   ------------
                           ASSETS
Current Assets:
   Cash                                                         $ 10,651       $     --       $ 10,908
   Compensating balances on deposits                              39,265             --         39,265
   Restricted Cash                                                    --                         1,408
   Accounts receivable, net of allowances                         43,129             --        121,044
   Inventories                                                    68,154             --        154,748
   Prepaid expenses and other current assets                      11,420             --         16,071
   Intercompany                                                   37,731             --             --
Prepaid income taxes                                                  --             --          1,344
   Deferred income taxes                                           6,043             --          6,043
                                                                --------       --------       --------
      Total Current Assets                                       216,393             --        350,831
Property, Plant and Equipment, net of $68,973
   accumulated depreciation                                       28,631             --         42,029
Investments in Subsidiaries                                           --             --             --
Tradenames                                                        35,764             --        179,169
Non-current deferred tax asset                                     2,488             --          2,488
Other Assets                                                       5,486             --         14,189
                                                                --------       --------       --------
Total Assets                                                    $288,762       $     --       $588,706
                                                                ========       ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other current debt
      including accrued interest of $9,721                      $ 19,210      $      --       $ 30,215
   Accounts payable                                               74,351             --         85,008
   Accrued expenses                                               17,163             --         28,436
   Accrued interest                                                   --             --          6,247
   Income taxes payable                                            1,199             --          1,695
                                                                --------       --------       --------
      Total current liabilities                                  111,923             --        151,601
Non-current Deferred Income Taxes                                  3,065             --         11,155
Senior subordinated notes due 2008, including an adjustment
   of $2,328 to the carrying value related to
   interest rate swap agreements                                      --             --         61,756
Senior secured notes                                                  --             --        116,407
Series C Preferred Stock                                              --             --          8,646
Long term debt revolving credit agreement                             --                       100,000
Term loan and other notes payable                                 17,200             --         17,245
Other Long Term Liability                                         14,643             --         19,530
                                                                --------       --------       --------
      Total liabilities                                          146,831             --        486,340
Convertible Preferred Stock                                           --             --         40,000
Stockholders' Equity                                             141,931             --         62,366
                                                                --------       --------       --------
Total Liabilities and Stockholders' Equity                      $288,762       $     --       $588,706
                                                                ========       ========       ========

CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2005
(IN THOUSANDS)

                                                                           GUARANTOR
                                                               PARENT    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                              --------   ------------   ------------   --------
                           ASSETS
Current Assets:
   Cash                                                       $     --     $    127      $      --     $    127
   Compensating balances on deposit                                 --           --             --           --
   Accounts receivable, net of allowances                          393       87,339             --       87,732
   Inventories                                                   2,761      141,573        (22,873)     121,461
   Assets held for sale                                             --          998             --          998
   Prepaid expenses and other current assets                     4,432        2,699             --        7,131
   Intercompany                                                 98,194      (62,146)          (240)      35,808
   Deferred income taxes                                        (3,942)       5,344             --        1,402
   Current assets of discontinued operations                        --           --             --           --
                                                              --------     --------      ---------     --------
      Total current assets                                     101,838      175,934        (23,113)     254,659
Property, Plant and Equipment, net of $60,278
   accumulated depreciation                                      7,075       10,538             --       17,613
Investments in Subsidiaries                                    362,149       53,699       (415,848)          --
Tradenames                                                     133,317       10,313             --      143,630
Non-current deferred tax asset                                      --           --         45,618       45,618
Other Assets                                                     8,223          834             --        9,057
Non-current assets of discontinued operations                       --           --             --           --
                                                              --------     --------      ---------     --------
Total Assets                                                  $612,602     $251,318      $(393,343)    $470,577
                                                              ========     ========      =========     ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other current debt            $     --     $ 47,748      $      --     $ 47,748
   Senior subordinated notes - current                          45,990           --             --       45,990
   Accounts payable                                              2,934        5,349            (68)       8,215
   Accrued expenses                                              5,974        6,812             --       12,786
   Accrued interest                                             11,535        2,054             --       13,589
   Income taxes payable                                          3,937           --             --        3,937
   Current liabilities of discontinued operations                   --           --             --           --
                                                              --------     --------      ---------     --------
      Total current liabilities                                 70,370       61,963            (68)     132,265
Non-current Deferred Income Taxes                              (42,985)      (2,633)        45,618           --
Senior subordinated notes due 2005                              79,010           --             --       79,010
Senior subordinated notes due 2008, including an adjustment
   of $7,082 to the carrying value related to
   interest rate swap agreements                               156,387           --             --      156,387
Term loan and other notes payable                                   --      100,050             --      100,050
Other long term liabilities                                      1,995        3,588             --        5,583
Non-curent liabilities of discontinued opeartions                   --           --             --           --
                                                              --------     --------      ---------     --------
      Total liabilities                                        264,777      162,968         45,550      473,295
Minority Interest in discontinued operations                        --           --             --           --
Convertible Preferred Stock                                     40,000           --             --       40,000
Commitmetns and contingecies
Stockholders' Equity                                           307,825       88,350       (438,893)     (42,718)
                                                              --------     --------      ---------     --------
Total Liabilities and Stockholders' Equity                    $612,602     $251,318      $(393,343)    $470,577
                                                              ========     ========      =========     ========

                                                                  OTHER      CONSOLIDATED   CONSOLIDATED
                                                              SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                              ------------   ------------   ------------
                           ASSETS
Current Assets:
   Cash                                                         $ 14,730          $--         $ 14,857
   Compensating balances on deposit                               34,355           --           34,355
   Accounts receivable, net of allowances                         52,447           --          140,179
   Inventories                                                    73,604           --          195,065
   Assets held for sale                                               --           --              998
   Prepaid expenses and other current assets                       8,917           --           16,048
   Intercompany                                                  (35,808)          --               --
   Deferred income taxes                                           4,122           --            5,524
   Current assets of discontinued operations                     101,927           --          101,927
                                                                --------          ---         --------
      Total current assets                                       254,294           --          508,953
Property, Plant and Equipment, net of $60,278
   accumulated depreciation                                       32,614           --           50,227
Investments in Subsidiaries                                           --           --               --
Tradenames                                                        36,411           --          180,041
Non-current deferred tax asset                                     3,657           --           49,275
Other Assets                                                       2,498           --           11,555
Non-current assets of discontinued operations                      7,737           --            7,737
                                                                --------          ---         --------
Total Assets                                                    $337,211          $--         $807,788
                                                                ========          ===         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving line of credit and other current debt              $ 22,982          $--         $ 70,730
   Senior subordinated notes - current                                --           --           45,990
   Accounts payable                                               78,039           --           86,254
   Accrued expenses                                               22,016           --           34,802
   Accrued interest                                                   --           --           13,589
   Income taxes payable                                              438           --            4,375
   Current liabilities of discontinued operations                 47,331                        47,331
                                                                --------          ---         --------
      Total current liabilities                                  170,806           --          303,071
Non-current Deferred Income Taxes                                  3,334           --            3,334
Senior subordinated notes due 2005                                    --           --           79,010
Senior subordinated notes due 2008, including an adjustment
   of $7,082 to the carrying value related to
   interest rate swap agreements                                      --           --          156,387
Term loan and other notes payable                                     --           --          100,050
Other long term liabilities                                       14,700           --           20,283
Non-curent liabilities of discontinued opeartions                  1,462           --            1,462
                                                                --------          ---         --------
      Total liabilities                                          190,302           --          663,597
Minority Interest in discontinued operations                      24,263           --           24,263
Convertible Preferred Stock                                           --           --           40,000
Commitmetns and contingecies
Stockholders' Equity                                             122,646           --           79,928
                                                                --------          ---         --------
Total Liabilities and Stockholders' Equity                      $337,211          $--         $807,788
                                                                ========          ===         ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2006 (IN THOUSANDS)

                                                           GUARANTOR                              OTHER    CONSOLIDATED CONSOLIDATED
                                                  PARENT  SUBSIDIARIES ELIMINATIONS   TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ------------ ------------ --------  ------------ ------------ ------------

Net Sales                                       $ 41,946    $ 85,465     $(54,789)  $72,622     $73,218      $(18,183)    $127,657
Cost of Goods Sold                                32,703      74,446      (54,778)   52,371      55,628       (16,565)      91,434
Distribution Expenses                                 --       6,163           --     6,163       4,211            --       10,374
                                                --------    --------     --------   -------     -------      --------     --------
   Gross Profit                                    9,243       4,856          (11)   14,088      13,379        (1,618)      25,849
Selling, General and Administrative expenses      10,038      11,599           --    21,637      17,003        (1,618)      37,022
Restructuring Costs                                   --          80           --        80          --            --           80
                                                --------    --------     --------   -------     -------      --------     --------
   Operating (Loss) Income                          (795)     (6,823)         (11)   (7,629)     (3,624)           --      (11,253)
Interest Expense, Net                            (13,524)      3,553           --    (9,971)      1,671        16,651        8,351
Income (Loss) from Subsidiary                     15,115         (14)     (15,101)       --          --            --           --
                                                --------    --------     --------   -------     -------      --------     --------
   (Loss) from Continuing Operations
       Before Income Taxes                        (2,386)    (10,362)      15,090     2,342      (5,295)      (16,651)     (19,604)
Income Taxes                                          --          --           --        --        (540)           --         (540)
                                                --------    --------     --------   -------     -------      --------     --------
   Net (Loss) Income from Continuing Operations   (2,386)    (10,362)      15,090     2,342      (4,755)      (16,651)     (19,064)
Income from Discontinued Operations, Net of Tax       --          --           --                                  --           --
Gain on Sale of Discontinued Operations, Net of
   Tax                                                --          --           --        --          --            --           --
                                                --------    --------     --------   -------     -------      --------     --------
Net (Loss)                                      $ (2,386)   $(10,362)    $ 15,090   $ 2,342     $(4,755)     $(16,651)    $(19,064)
                                                ========    ========     ========   =======     =======      ========     ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2005 (IN THOUSANDS)

                                                           GUARANTOR                              OTHER    CONSOLIDATED CONSOLIDATED
                                                  PARENT  SUBSIDIARIES ELIMINATIONS   TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ------------ ------------ --------  ------------ ------------ ------------
Net Sales                                       $ 55,700    $124,772     $(87,092)  $ 93,380    $109,944     $(50,165)  $153,159
Cost of Goods Sold                                44,646     110,428      (85,555)    69,519      88,474      (49,558)   108,435
Distribution Expenses                                 --       8,601           --      8,601       4,730           --     13,331
                                                --------    --------     --------   --------    --------     --------   --------
   Gross Profit                                   11,054       5,743       (1,537)    15,260      16,740         (607)    31,393
Selling, General and Administrative expenses      11,139      14,301           --     25,440      26,149         (607)    50,982
Restructing Costs                                    173         114           --        287          --           --        287
                                                --------    --------     --------   --------    --------     --------   --------
   Operating(Loss) Income                           (258)     (8,672)      (1,537)   (10,467)     (9,409)          --    (19,876)
Interest Expense, Net                              7,254       3,792           --     11,046       1,809           --     12,855
Equity in Earnings of Subsidiaries                19,066          (9)     (19,057)        --          --           --         --
                                                --------    --------     --------   --------    --------     --------   --------
   (Loss) Income from Continuing Operations      (26,578)    (12,455)      17,520    (21,513)    (11,218)          --    (32,731)
Income Tax (Benefit) Expense                      (5,594)         --           --     (5,594)     (3,720)          --     (9,314)
                                                --------    --------     --------   --------    --------     --------   --------
Net Income (Loss) from Continuing Operations     (20,984)    (12,455)      17,520    (15,919)     (7,498)          --    (23,417)
Income from Discontinued Operations, Net of Tax       --          --           --         --         888           --        888
                                                --------    --------     --------   --------    --------     --------   --------
   Net Income (Loss)                            $(20,984)   $(12,455)    $ 17,520   $(15,919)   $ (6,610)    $     --   $(22,529)
                                                ========    ========     ========   ========    ========     ========   ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED APRIL 1, 2006
(IN THOUSANDS)

                                                           GUARANTOR                              OTHER    CONSOLIDATED CONSOLIDATED
                                                  PARENT  SUBSIDIARIES ELIMINATIONS   TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ------------ ------------ --------  ------------ ------------ ------------
Net Sales                                       $125,886    $374,637    $(199,698)  $300,825    $313,301    $(107,665)    $506,461
Cost of Goods Sold                               100,954     323,110     (207,674)   216,390     239,470     (102,737)     353,123
Distribution Expenses                                 --      19,840           --     19,840      13,749           --       33,589
                                                --------    --------    ---------   --------    --------    ---------     --------
   Gross Profit                                   24,932      31,687        7,976     64,595      60,082       (4,928)     119,749
Selling, General and Administrative expenses      30,814      38,313           --     69,127      66,813       (4,928)     131,012
Restructuring Costs                                   27         210           --        237          --           --          237
                                                --------    --------    ---------   --------    --------    ---------     --------
   Operating (Loss)                               (5,909)     (6,836)       7,976     (4,769)     (6,731)          --      (11,500)
Interest Expense, Net                             (4,160)     11,851           --      7,691       4,254       16,651       28,596
Gain-Early settlement of debt                    (21,720)         --           --    (21,720)         --           --      (21,720)
Income (Loss) from Subsidiary                    (21,713)        (61)      21,774         --          --           --           --
                                                --------    --------    ---------   --------    --------    ---------     --------
(Loss) from Continuing Operations
      Before Income Taxes                         41,684     (18,626)     (13,798)     9,260     (10,985)     (16,651)     (18,376)
Income Taxes                                      28,839          --           --     28,839        (451)          --       28,388
                                                --------    --------    ---------   --------    --------    ---------     --------
   Net (Loss) from Continuing Operations          12,845     (18,626)     (13,798)   (19,579)    (10,534)     (16,651)     (46,764)
Income from Discontinued Operations, Net of Tax       --          --           --                  1,735           --        1,735
Gain on Sale of Discontinued Operations, Net of
   Tax                                           (21,323)         --           --    (21,323)     49,139           --       27,816
                                                --------    --------    ---------   --------    --------    ---------     --------
Net (Loss)                                      $ (8,478)   $(18,626)   $ (13,798)  $(40,902)   $ 40,340    $ (16,651)    $(17,213)
                                                ========    ========    =========   ========    ========    =========     ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2005
(IN THOUSANDS)

                                                           GUARANTOR                              OTHER    CONSOLIDATED CONSOLIDATED
                                                  PARENT  SUBSIDIARIES ELIMINATIONS   TOTAL   SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ------------ ------------ --------  ------------ ------------ ------------
Net Sales                                       $174,077    $466,239    $(279,066)  $361,250    $479,385    $(210,094)    $630,541
Cost of Goods Sold                               141,134     396,695     (282,168)   255,661     368,961     (199,820)     424,802
Distribution Expenses                                 --      27,365           --     27,365      15,475           --       42,840
                                                --------    --------    ---------   --------    --------    ---------     --------
   Gross Profit                                   32,943      42,179        3,102     78,224      94,949      (10,274)     162,899
Selling, General and Administrative expenses      42,123      36,968           --     79,091      94,400      (10,274)     163,217
Restructuring Costs                                  527         550           --      1,077          --           --        1,077
                                                --------    --------    ---------   --------    --------    ---------     --------
   Operating Income                               (9,707)      4,661        3,102     (1,944)        549           --       (1,395)
Interest Expense, net                             21,589      11,312           --     32,901       5,704           --       38,605
Income (Loss) from Subsidiary                      4,123         (36)      (4,087)        --          --           --           --
                                                --------    --------    ---------   --------    --------    ---------     --------
   (Loss) Income from Continuing Operations      (35,419)     (6,615)       7,189    (34,845)     (5,155)          --      (40,000)
      Before Income Taxes
Income Tax (Benefit) Expense                      (9,394)         --           --     (9,394)     (2,434)          --      (11,828)
Minority Interest, net of tax                         --          --           --         --          --           --           --
                                                --------    --------    ---------   --------    --------    ---------     --------
   Net Income (Loss) from Continuing Operations  (26,025)     (6,615)       7,189    (25,451)     (2,721)          --      (28,172)
Income from Discontinued Operations, Net of Tax       --          --           --         --       5,212                     5,212
                                                --------    --------    ---------   --------    --------    ---------     --------
Net Income (Loss)                               $(26,025)   $ (6,615)   $   7,189   $(25,451)   $  2,491    $      --     $(22,960)
                                                ========    ========    =========   ========    ========    =========     ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED APRIL 1, 2006
(IN THOUSANDS)

                                                       GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                              $ (8,478)   $(18,626)     $(13,798)   $ (40,902)   $ 40,340      $(16,651)      (17,213)
   Adjustments to reconcile net (loss) to
      net cash from operating activities:
      Imputed interest on notes payable
         and other non-cash items              (257)         --            --         (257)         65            --          (192)
      Deferred income tax provision          25,809       7,977            --       33,786        (588)                     33,198
      Stock based compensation expense          509          --            --          509          --            --           509
      Depreciation and amortization           5,715       1,855            --        7,570       7,653                      15,223
      Bad debt (recovery) provision              --           9            --            9         169            --           178
      Gain on sale of discontinued
         operations                          21,323          --            --       21,323     (49,139)                    (27,816)
      (Gain) Loss on disposal of property
         and equipment                           --        (708)           --         (708)        (21)           --          (729)
      Inventory valuation adjustment             --       1,342            --        1,342      (1,020)                        322
      Impairment loss on intangible asset        --         205                        205          --            --           205
      Foreign currency gains                     --         150            --          150        (168)           --           (18)
      Gain -early settlement of debt        (21,720)         --            --      (21,720)         --            --       (21,720)
      Equity in net income of
         unconsolidated affiliate/
         consolidated subsidiaries          (21,713)        (61)       21,774           --          --            --            --
      Minority interest                          --          --            --           --       1,404            --         1,404
      Changes in assets and liabilities:
         Accounts receivable                    221       9,437            --        9,658      (7,892)           --         1,766
         Inventories                         (5,054)     33,861        (7,976)      20,831     (15,178)           --         5,653
         Prepaid expenses and other
            current assets                      395        (420)           --          (25)     (3,164)           --        (3,189)
         Other non-current assets                --         (10)           --          (10)      1,771                       1,761
         Accounts payable                     3,852      (1,412)           --        2,440       5,231            --         7,671
         Income taxes payable                (4,784)         --            --       (4,784)      1,858            --        (2,926)
         Accrued expenses                    66,330         507            --       66,837     (73,778)           --        (6,941)
                                           --------    --------      --------    ---------    --------      --------      --------
            NET CASH FROM OPERATING
               ACTIVITIES                    62,148      34,106            --       96,254     (92,457)      (16,651)      (12,854)
                                           --------    --------      --------    ---------    --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                  (504)        (81)           --         (585)     (3,415)           --        (4,000)
         Proceeds from sale of assets and
            investments                          --      15,232            --       15,232         115            --        15,347
         Proceeds from sale of
            discontinued operations, net
            of $10,998 cash sold                 --          --            --           --      69,938            --        69,938
         Increase in restricted cash                     (1,408)                    (1,408)         --                      (1,408)
         Acquisition of business, net of
            cash acquired                        --          --            --           --      (4,525)           --        (4,525)
         Additional payment for
            acquisition of tradenames          (205)                       --         (205)         --            --          (205)
         Increase in compensating
            balances on deposit                  --          --            --           --      (4,910)           --        (4,910)
                                           --------    --------      --------    ---------    --------      --------      --------
            NET CASH FROM INVESTING
               ACTIVITIES                      (709)     13,743            --       13,034      57,203            --        70,237
                                           --------    --------      --------    ---------    --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) proceeds from
         revolving line of credit and
         other short term debt                   --     (47,551)           --      (47,551)      4,481            --       (43,070)
      Proceeds from new credit agreement         --          --            --           --      48,870            --        48,870
      Repayment of terminated credit
         agreement                               --          --            --           --     (39,675)           --       (39,675)
      Repayment of long-term debt           (50,126)       (168)           --      (50,294)       (140)           --       (50,434)
      Costs associated with refinancing     (11,488)         --            --      (11,488)     (3,178)           --       (14,666)
      Intercompany dividend                      --          --            --           --     (16,651)       16,651            --
      Common stock issued                       175          --            --          175                        --           175
                                           --------    --------      --------    ---------    --------      --------      --------
      NET CASH FROM FINANCING ACTIVITIES    (61,439)    (47,719)           --     (109,158)     (6,293)       16,651       (98,800)
                                           --------    --------      --------    ---------    --------      --------      --------
Effect of Exchange Rate Changes on Cash          --          --            --           --       1,534            --         1,534
                                           --------    --------      --------    ---------    --------      --------      --------
Decrease in Cash                                 --         130            --          130     (40,013)           --       (39,883)
Cash, Beginning of Period (1), including
  cash of discontinued operations of
  $35,934.                                       --         127            --          127      50,664            --        50,791
                                           --------    --------      --------    ---------    --------      --------      --------
Cash, End of Period                        $     --    $    257      $     --    $     257    $ 10,651      $     --      $ 10,908
                                           ========    ========      ========    =========    ========      ========      ========

(1) Amount does not reconcile to face of balance sheet.

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTY-NINE WEEKS ENDED APRIL 2, 2005
(IN THOUSANDS)

                                                       GUARANTOR                                OTHER     CONSOLIDATED  CONSOLIDATED
                                            PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES  ELIMINATIONS     TOTALS
                                           --------  ------------  ------------  ---------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $(26,025)   $ (6,615)      $ 7,189    $(25,451)   $   2,491      $    --      $(22,960)
   Adjustments to reconcile net income
      (loss) to net cash used in
      operating activities:
      Imputed interest on notes payable
         and other non-cash items            (1,690)         --            --      (1,690)         328           --        (1,362)
      Deferred income tax provision         (21,215)     10,816            --     (10,399)      (4,089)          --       (14,488)
      Depreciation and amortization           7,091       2,457            --       9,548        8,316                     17,864
      Bad debt (recovery) provision              --      (1,367)           --      (1,367)          46                     (1,321)
      Loss on disposal of equipment              --         100            --         100          (59)          --            41
      Inventory valuation adjustment             --        (662)           --        (662)        (915)                    (1,577)
      Impairment loss on intangible asset        --         243                       243           --           --           243
      Foreign currency gains and lossess         --          23            --          23           --           --           23
      Gain on sale of investment                 --          --            --          --         (109)                      (109)
      Equity in net income of
         unconsolidated affilate/
         consolidated subsidiaries            4,124         (36)       (4,088)         --           --           --            --
      Minority interest                          --          --            --          --        4,381           --         4,381
      Changes in assets and liabilities:
         Accounts receivable                    189       8,280            --       8,469       (5,168)          --         3,301
         Inventories                           (657)      4,099        (3,101)        341      (15,012)                   (14,671)
         Prepaid expenses and other
            current assets                    1,753      (1,002)           --         751         (372)          --           379
         Other non-current assets                --          52            --          52          103                        155
         Accounts payable                         3       3,881            --       3,884      (50,714)          --       (46,830)
         Taxes payable                        6,324       1,497            --       7,821       (5,248)          --         2,573
         Accrued expenses                    32,202     (39,750)           --      (7,548)      28,988           --        21,440
                                           --------    --------       -------    --------     --------      -------      --------
            NET CASH FROM OPERATING
               ACTIVITIES                     2,099     (17,984)           --     (15,885)     (37,033)          --       (52,918)
                                           --------    --------       -------    --------     --------      -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                  (599)       (524)           --      (1,123)      (7,014)          --        (8,137)
         Proceeds from sale of property
            and investments                      --         120            --         120       15,366           --        15,486
         Increase in compensating
            balances on deposit                  --          --            --          --         (194)          --          (194)
                                           --------    --------       -------    --------     --------      -------      --------
            NET CASH FROM INVESTING
               ACTIVITIES                      (599)       (404)           --      (1,003)       8,158           --         7,155
                                           --------    --------       -------    --------     --------      -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from revolving line
            of credit and other debt             --      19,070            --      19,070        6,299           --        25,369
         Repayment of long-term debt             --        (477)           --        (477)        (261)          --          (738)
         Distributions to minority
            shareholders                         --          --            --          --       (2,296)          --        (2,296)
         Costs associated with
            refinancing                        (967)         --            --        (967)          --           --          (967)
         Additional payment for patents
            and trademarks                     (376)       (243)           --        (619)          --           --          (619)
         Common stock issued                     27          --            --          27           --           --            27
                                           --------    --------       -------    --------     --------      -------      --------
            NET CASH FROM FINANCING
               ACTIVITIES                    (1,316)     18,350            --      17,034        3,742           --        20,776
                                           --------    --------       -------    --------     --------      -------      --------
Effect of Exchange Rate Changes on Cash          --          --            --          --          (16)          --           (16)
                                           --------    --------       -------    --------     --------      -------      --------
Decrease in Cash                                184         (38)           --         146      (25,149)          --       (25,003)
Cash, Beginning of Period including cash
  of discontinued operation of $27,917.           1         903            --         904       42,313           --        43,217
                                           --------    --------       -------    --------     --------      -------      --------
Cash, End of Period                        $    185    $    865       $    --    $  1,050     $(10,753)     $    --      $ 18,214
                                           ========    ========       =======    ========     ========      =======      ========

17.  SUBSEQUENT EVENT

     On May 10, 2006, the Company entered into an eighth amendment to, and waiver under, the senior credit facility (the "Eighth Amendment") dated as of May 10, 2006. The Eighth Amendment, among other things: (1) extended from March 15, 2006 to June 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; and (2) amended the definition of "EBITDA" to exclude the $500,000 accrual in connection with the settlement of Warren Beeler v. Salton, Inc. class action lawsuit.

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

     INTRODUCTION

     Salton designs, markets and distributes small home appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, time products, lighting products, and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions and alliances as well as internal international growth.

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

     QUARTER IN REVIEW

     For the third quarter of fiscal 2006 (thirteen weeks ended April 1, 2006), Salton continued its focus on returning to profitability by expanding efforts to lower inventory, rationalize SKUs and reduce operating expenses. As a result of some post-holiday overstocks and price increases, domestic customer demand declined in the third quarter. However, while sales in the third quarter fell behind those of the prior year, customer interest for our new products introduced at the International Housewares Show in March was positive. Our foreign sales continued to be impacted by a weak retail market in the United Kingdom, although we maintained our market share position in this difficult market.

     U.S. RESTRUCTURING PLAN

     As part of an effort to improve our domestic operations, we have successfully implemented our U.S. restructuring plan to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have reduced cumulative domestic operating expenses by more than $65.0 million. As announced in the fourth quarter of fiscal 2005, we plan to continue our cost reduction efforts through a second U.S. cost reduction program which is expected to reduce domestic operations by an additional $25.0 million above the initial $40 million with $15.0 million to be realized in 2006 and $10.0 million to be realized in 2007.

     In addition to operational reductions, we have reduced domestic interest expense through our debt restructuring activities and asset sales.

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

                                                   THIRTEEN WEEKS ENDED
                                              -----------------------------
                                              APRIL 1, 2006   APRIL 2, 2005
                                              -------------   -------------
Net sales                                         100.0%          100.0%
Cost of goods sold                                 71.6%           70.8%
Distribution expenses                               8.1%            8.7%
                                                  -----           -----
   Gross profit                                    20.3%           20.5%
Selling, general and administrative expense        29.0%           33.3%
Restructuring costs                                 0.0%            0.2%
                                                  -----           -----
   Operating (loss)                                -8.7%           -13.0%
                                                  =====           =====

     THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005

     Salton's worldwide sales were $127.7 million in the third quarter of fiscal 2006 versus $153.2 million in the third quarter of fiscal 2005. Net sales decreased domestically by $23.0 million. This decrease includes $5.7 million of tabletop product sales as a result of the sale of the tabletop business in September 2005 and approximately $2.0 million of discontinued personal care product lines. The remaining $15.3 million decrease resulted primarily from post-holiday overstocks at retailers, volume and mix shifts as a result of price increases and planned reductions from other discontinued product lines.

     Gross profit for the third quarter of fiscal 2006 declined $5.5 million from $31.4 million in 2005 to $25.9 million in 2006. As a percent of net sales, gross profit was 20.3% in the third quarter of fiscal 2006 compared to 20.5% in the third quarter of 2005. The $5.5 million decline was driven by a $3.8 million decrease in foreign gross profit as a result of lower volume sales primarily in the United Kingdom. The remaining $1.7 million in gross profit decline resulted from domestic sales decreases that were driven largely by closeouts of discontinued product lines as we continue to sell certain inventory at lower margins in an effort to rationalize product lines and refocus on our core business. The domestic distribution expenses decreased $2.4 million, primarily as a result of the U.S. cost reduction program, which partially offset the affect of the closeout sales. The Company continues to experience cost pressure as a result of higher costs associated with raw materials such as plastic resin, steel, copper and corrugated material. We continue to implement price increases on certain products to compensate for these higher material costs, however, the final impact of the price increases is uncertain due to potential reactions of our customers, our competitors and the uncertainty of these market factors outside of our control.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $37.0 million for the third quarter of fiscal 2006 compared to $51.0 million for the third quarter of fiscal 2005. U.S. operations reduced selling, general and administrative expenses by $6.0 million primarily driven by a $3.2 million decline in promotional expenditures such as certain advertising, and trade show expenses as a result of our U.S. cost reduction plan. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with reduced demand as a result of the weak consumer environment.

     RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred $0.1 million of restructuring costs during the third quarter of fiscal 2006 related to severance costs. During the same quarter of fiscal 2005, restructuring costs of $0.3 million related to consulting, severance and legal services were incurred.

     NET INTEREST EXPENSE

     Net interest expense was $8.4 million for the third quarter of fiscal 2006 compared to $12.9 million for the third quarter of fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.1% in the third quarter of fiscal 2006 compared to 9.4% in fiscal 2005. The average amount of all debt outstanding was $345.3 million for the third quarter of fiscal 2006 compared to $462.2 million for the third quarter of fiscal 2005.

     INCOME TAXES

     The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The Company expects its effective tax rate for fiscal 2006 to differ significantly from the prior year rate of 34.7% due to the following one-time events: 1) U.S. tax of $4.6 million on an intercompany foreign exchange gain with no related pretax income, 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards, and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses. The third quarter provision for income taxes was primarily related to foreign tax benefits in certain countries.

     FIRST THIRTY-NINE WEEKS 2006 COMPARED TO FIRST THIRTY-NINE WEEKS 2005

     RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the thirty-nine weeks ended:

                                                 THIRTY-NINE WEEKS ENDED
                                              -----------------------------
                                              APRIL 1, 2006   APRIL 2, 2005
                                              -------------   -------------
Net sales                                         100.0%          100.0%
Cost of goods sold                                 69.7%           67.4%
Distribution expenses                               6.7%            6.8%
                                                  -----           -----
   Gross profit                                    23.6%           25.8%
Selling, general and administrative expense        25.9%           25.9%
Restructuring costs                                 0.0%            0.1%
                                                  -----           -----
   Operating (loss)                                -2.3%           -0.2%
                                                  =====           =====

     NET SALES AND GROSS PROFIT

     Salton's worldwide sales were $506.5 million in first thirty-nine weeks of fiscal 2006 versus $630.5 million in the first thirty-nine weeks of fiscal 2005. Net sales decreased domestically by $94.5 million. This decrease includes $11.8 million of tabletop product sales as a result of the sale of the tabletop business in September 2005 and approximately $5.3 million of discontinued personal care lines. The remaining $77.4 million decrease resulted primarily from delays in production from suppliers and cautious customer ordering patterns that impacted volume in the first quarter as well as in the first half of the second quarter followed by some overstocks at retailers in the third quarter and continued planned reductions of discontinued product lines. Foreign sales declined by $29.6 million and were impacted by weak consumer demand in the housewares sector in the United Kingdom and $8.8 million of unfavorable foreign currency fluctuations.

     Gross profit for the first thirty-nine weeks of fiscal 2006 declined $43.2 million from $162.9 million in 2005 to $119.7 million in 2006. As a percent of net sales, gross profit was 23.6% in the first thirty-nine weeks of fiscal 2006 compared to 25.8% in the first thirty-nine weeks of 2005, a decrease of 2.2%. These decreases are primarily a result of decreased volume in the weak European market and an inventory shortage of higher margin products in the first quarter and the first half of the second quarter. Additionally, margins were adversely impacted by overstocks at retailers in the third quarter and a continuous effort throughout the year to close out certain inventory at lower margins in an effort to rationalize product lines and refocus on our core business. We have incurred global material cost increases in plastics, steel, copper and corrugated materials. Although we have recently implemented price increases on certain products to compensate for higher material costs, the final impact of the price increases is uncertain due to potential reactions of our customers, our competitors and the uncertainty of these market factors outside of our control. The decreases in gross profit were partially offset by a $7.5 million domestic decline in distribution expenses resulting primarily from our U.S. cost reduction programs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $131.0 million for the first thirty-nine weeks of fiscal 2006 compared to $163.2 million for the first thirty-nine weeks of fiscal 2005. U.S. operations reduced selling, general and administrative expenses by $17.9 million primarily driven by a $10.0 million decline in promotional expenditures such as certain advertising and trade show expenses as a result of our U.S. cost reduction plan. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with reduced demand as a result of the weak consumer environment.

     RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred a $0.2 million of restructuring costs during the first thirty-nine weeks of fiscal 2006 related to severance and rationalization of warehouse and retail operations. During the same period of fiscal 2005, restructuring costs of $1.1 million related to consulting, severance and legal services were incurred.

     NET INTEREST EXPENSE

     Net interest expense was $28.6 million for the first thirty-nine weeks of fiscal 2006 compared to $38.6 million for the first thirty-nine weeks of fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.2% in the first thirty-nine weeks of fiscal 2006 compared to 9.3% in fiscal 2005. The average amount of all debt outstanding was $396.6 million for the first thirty-nine weeks of fiscal 2006 compared to $479.3 million for the first thirty-nine weeks of fiscal 2005.

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

     The following is a summary of financial results included within discontinued operations:

                                                          THIRTY-NINE WEEKS ENDED
                                                          -----------------------
                                                            APRIL 1,   APRIL 2,
                                                              2006       2005
Net sales from discontinued operations                       $68,789   $223,935
                                                             -------   --------
Income from discontinued operations before income taxes      $ 5,477   $ 14,200
Income taxes                                                   2,338      4,607
Minority Interest                                              1,404      4,381
                                                             -------   --------
Income from discontinued operations, net of tax              $ 1,735   $  5,212
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

     Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facilities. In the first thirty-nine weeks of fiscal 2006, Salton's continuing operations used $9.0 million in cash flow, compared with $39.9 million in first thirty-nine weeks of fiscal 2005. This improvement was the result of inventory reductions associated with the sale of the tabletop business and the planned exit of certain product lines in the first thirty-nine weeks of fiscal 2006. In addition, declines in accounts receivable and reduced operating expenses associated with the U.S. cost reduction plan contributed to the improvement at the end of the third quarter.

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

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Australian dollar against United States dollars.

     INVESTING ACTIVITIES

     In the thirty-nine weeks of fiscal 2006, we had $80.9 million in proceeds from the sale of discontinued operations as a result of the AMAP transaction and $15.3 million in proceeds from the sale of assets and investments, primarily from the sale of our tabletop division and a warehouse distribution facility in the U.S.

     FINANCING ACTIVITIES

     During the first thirty-nine weeks, we repaid $33.9 million on our worldwide credit facilities. In addition, we incurred $14.7 million of financing costs associated with our debt restructuring and Salton Europe Credit Facility and $50.3 million primarily associated with the repayment of the 2005 Notes.

     SENIOR SECURED CREDIT FACILITY

     On June 15, 2004, we entered into an amended and restated senior secured credit facility with Silver Point Finance, LLC which currently provides us with the ability to borrow up to approximately $188 million pursuant to a revolving line of credit, letters of credit and a $100.0 million term loan for the domestic operations. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of December 31, 2007 and is subject to a prepayment premium of 4.50% if the facility is repaid by June 15, 2006 and 3.50% if the facility is repaid thereafter.

     As of May 9, 2006, we had borrowed $101.8 million under the senior secured credit facility and had approximately $2.0 million available under this facility for future borrowings.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.0% (or 5.0% after March 31, 2006), equaling 10.6% at April 1, 2006; or the Base Rate (prime rate), plus 4.0% (or 3.0% after March 31, 2006), equaling 11.75% at April 1, 2006. The Company has the option to convert any base rate loan to LIBOR rate loan. LIBOR rate loans are to be no lower than a rate of 7.0%.

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

     The senior secured credit facility was amended ("the Fifth Amendment") on October 7, 2005 to increase the letter of credit subfacility to $15.0 million. As of April 1, 2006, the Company had outstanding letters of credit of $0.5 million under the letter of credit subfacility of $15.0 million.

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

     On February 8, 2006, the Company entered into a seventh amendment to, and waiver under, the senior secured credit facility (the "Seventh Amendment") dated as of February 8, 2006. The Seventh Amendment, among other things:
     (1) waived the Company's compliance with the consolidated fixed charge coverage ratio for the twelve-month period ended December 3, 2005; (2) extended from January 15, 2006 until March 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; (3) restated the financial covenants for the twelve-month periods ending December 31, 2005 through June 30, 2007; (4) amended the definitions of "borrowing base" and EBITDA; and (5) eliminated the pledges of stock of foreign subsidiaries of the Company other than 66-2/3% of the stock of Salton International CV.

     On May 10, 2006, the Company entered into an eighth amendment to, and waiver under, the senior credit facility (the "Eighth Amendment") dated as of May 10, 2006. The Eighth Amendment, among other things: (1) extended from March 15, 2006 to June 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California; and (2) amended the definition of "EBITDA" to exclude the $500,000 accrual in connection with the settlement of Warren Beeler v. Salton, Inc. class action lawsuit.

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

     The second lien credit agreement and the Second Lien Notes have a maturity date of March 31, 2008. The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, currently 11.72125%, payable in cash on January 15th and July 15th of each year. The default rate is LIBOR plus 10%.

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

     SALTON EUROPE FACILITY AGREEMENT

     On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $106.1 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At April 1, 2006, these rates for borrowings denominated in the Great Britain Pound were approximately 11.6% and 7.3% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 7.6%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $87.0 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $8.7 million and $10.4 million, respectively). The Company expects to use borrowings under these facilities to repay existing debt and for working capital purposes. As of April 1, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of L6.1 million (approximately $10.6 million) and borrowings denominated in the U.S. Dollar of $6.1 million.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - We calculate allowances for estimated losses resulting from the inability of our customers to make required payments. We utilize a number of tools to evaluate and mitigate our customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with our credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for 10.0% or more of the gross accounts receivable at April 1, 2006 and only one customer accounted for 12.1% of the gross accounts receivable at April 2, 2005, we believe there is no concentration of credit risk.

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

     INVENTORY VALUATION - The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 50.7% and 60.7% of the Company's inventories as of April 1, 2006 and July 2, 2005, respectively. All remaining inventory cost is determined on the first-in, first-out basis.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this Statement on its financial statements.

     In February 2006, the FASB issued Staff Position FAS 123(R)-4, "Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event," which amends Statement No. 123(R), "Share-Based Payment." This Staff Position provides an exception to the general rule that options must be classified as liabilities if, under any circumstances, the entity can be required to settle the options in cash or other assets. Under this Staff Position, options issued as compensation to employees should be classified as liabilities only if (1) the cash settlement feature can be exercised only upon the occurrence of a contingent event outside of the employee's control, and (2) such event is deemed probable to occur. The guidance is effective upon initial adoption of Statement No. 123(R), or for the first reporting period beginning after the date of the Staff Position for an entity that adopted Statement No. 123(R) prior to the issuance of the Staff Position. The Company does not believe the adoption of this Statement has a material effect on its financial condition.

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets," which amends Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities. This Statement is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement to have a material effect on its financial condition, results of operations, or cash flows.

     FORWARD LOOKING

     We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

     We believe that (a) future cash flow from operations based on our current level of operations, (b) available borrowings under our senior secured credit facilities, second lien credit agreement and other sources of debt funding and (c) funds from the sale or monetization of certain assets will be adequate to meet our anticipated requirements for current capital expenditures, working capital requirements, interest and income tax payments and scheduled debt payments for the next twelve months. Our ability to satisfy our anticipated liquidity requirements, however, is subject to several assumptions, some of which are beyond our control, including: (a) general economic, financial, competitive and other factors; and (b) our continued compliance with covenants in our debt instruments. If we are unable to satisfy our liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

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

     All foreign exchange contracts related to continuing operations have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at April 1, 2006 and July 2, 2005, respectively. Foreign exchange contracts with a fair value of $2.3 million, related to discontinued operations, have been included in the consolidated balance sheets as a reduction of current liabilities of discontinued operations at July 2, 2005. The change in the fair value of contracts related to continuing operations in the third quarter was insignificant. There was a de minimis amount at April 1, 2006 and $1.4 million at July 2, 2005 recorded in accumulated other comprehensive income, net of tax, related to these contracts. The Company anticipates that all gains and losses deferred in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings within the next twelve months as the related inventories are sold. Contracts for the purchase of 5.0 million U.S. dollars were entered into during the third quarter of fiscal 2006. At April 1, 2006, the Company had foreign exchange forward contracts for the purchase of approximately 0.8 million U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. During the quarter ended April 1, 2006, the Company's management discovered a deficiency in their disclosure controls and procedures that resulted in the omission of the common stock equivalent shares related to the Series A Convertible Preferred Stock, from the basic earnings per share calculation in periods of income. Upon investigation, management determined that the internal controls were designed effectively for each reporting period, but did not operate as designed. The internal controls, including the use of checklist procedures for considering the effect of these convertible securities on the calculation, were in place, however, they were not applied properly.

     Corrective measures have been put in place prior to the end of the third fiscal quarter of 2006, to reinforce the application of the existing control procedures with the Company's accounting staff and ensure their consistent application in the evaluation of all securities impacting the basic earnings per share calculation.

     Considering the corrective measure described above, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective as of April 1, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. As reported in the Company's Fiscal 2005 Annual Report on Form 10-K, management determined that, as of July 2, 2005, there was an internal controls deficiency related to the Company's preparation and review of its income tax provision and related income tax accounting procedures, which constituted a material weakness. To address this material weakness, the Company began, prior to year end and continued throughout the third fiscal quarter, the remediation process, including:

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

     These remediation plans will continue to be implemented and monitored during the fourth quarter of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

     Except as described above, there were no significant changes in the Company's internal control during the quarter ended April 1, 2006 or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     SECURITIES CLASS ACTION LAWSUITS

     In May 2004, two stockholder lawsuits, named Mariss Partners, LLP v. Salton, Inc., Leonhard Dreimann and David M. Mulder, and Warren Beeler v. Salton, Inc., Leonhard Dreimann and David Mulder, were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints allege that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. The plaintiffs sought unspecified damages on behalf of a purported class of purchasers of the Company's securities during the period from November 11, 2002 through May 11, 2004. On March 17, 2006, the Court approved a settlement of the lawsuits and granted a final order of dismissal and judgment of the lawsuits. Under the terms of the settlement, the Company's insurers paid $2.5 million and the remaining $500,000 of the settlement fund is payable no later than July 16, 2007. The Company accrued the future payment in other long-term liabilities at the present value of $430,000 as of April 1, 2006.

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

Date: May 11, 2006                      SALTON, INC.


                                        /s/ William M. Lutz
                                        ----------------------------------------
                                        William M. Lutz
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-------                           -----------------------
10.47     Form of Restricted Stock Agreement. Incorporated by reference to the
          Registrant's Current Report on Form 8-K dated April 26, 2006

10.48     Employment Agreement effective as of December 10, 2005 between Salton,
          Inc. and William Lutz. Incorporated by reference to the Registrant's
          Current Report on Form 8-K dated April 26, 2006

10.49     Eighth Amendment to, and Waiver Under, Amended and Restated Credit
          Agreement dated as of May 10, 2006 by and among the Lenders, Wells
          Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 10, 2006.

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