Form 10-K
period 2006-07-01
SALTON INC
filed 2006-10-16
CIK 878280

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For The Fiscal Year Ended July 1, 2006

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

[ ] YES
[X] NO Indicate by check mark of the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] YES
[X] NO Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

[X] YES
[ ] NO Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]     Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer.

        Large Accelerated Filer [ ]          Accelerated Filer
        [ ]          Non-Accelerated Filer [X]

[ ] YES
[X] NO Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 31, 2005 was approximately $27,856,787 computed on the basis of the last reported sale price per share $2.06 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of September 30, 2006 was 14,384,390.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's proxy statement relating to its 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement").

                                  SALTON, INC.

                               INDEX TO FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 1, 2006

                                                                                PAGE
                                       PART I

ITEM 1.          Business                                                          4

ITEM 1A.         Risk Factors                                                      9

ITEM 2.          Properties                                                       17

ITEM 3.          Legal Proceedings                                                18

ITEM 4.          Submission of Matters to a Vote of Security Holders              19

ITEM 4A.         Executive Officers of the Registrant                             19

                                      PART II

ITEM 5.          Market for the Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity
                 Securities                                                       20

ITEM 6.          Selected Financial Data                                          23

ITEM 7.          Management's Discussion and Analysis of Financial Conditions
                 and Results of Operation                                         24

ITEM 7A.         Quantitative and Qualitative Disclosures about Market Risk       41

ITEM 8.          Financial Statements and Supplementary Data                      42

ITEM 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                         42

ITEM 9A.         Controls and Procedures                                          42

ITEM 9B.         Other Information                                                44

                                      PART III

ITEM 10.         Directors and Executive Officers of the Registrant               44

ITEM 11.         Executive Compensation                                           44

ITEM 12.         Security Ownership of Certain Beneficial Owners and
                 Management                                                       44

ITEM 13.         Certain Relationships and Related Transactions                   45

ITEM 14.         Principal Accounting Fees and Services                           45

                                      PART IV

ITEM 15.         Exhibits and Financial Statement Schedules                       46

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

- our ability to repay or refinance our indebtedness as it matures and satisfy the redemption obligations under our preferred stock;

- our ability to continue to realize the benefits we expect from our U.S. restructuring plan;

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

                                     PART I

     As used in this annual report on Form 10-K, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires. On September 29, 2005, we completed the sale of our 52.6% ownership interest in Amalgamated Appliance Holdings ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. Accordingly, we have reported the sale of AMAP as discontinued operations in the financial statements and all statistical data reported excludes AMAP for the periods presented.

ITEM 1.  Business

GENERAL

     Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small appliances, home decor and personal care products. Our product mix includes a broad range of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

     We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier retailers, such as Target Corporation, Wal-Mart, Argos Limited, Sears, J.C. Penney Company, Bed, Bath & Beyond, Federated Department Stores, Dixon Stores Group Limited, Linens 'N Things, QVC, Inc. and Kohl's Department Stores. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as infomercials, our Internet websites and our retail outlets.

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

FISCAL YEAR      YEAR ENDED   WEEKS
-----------------------------------
       2006    July 1, 2006      52
       2005    July 2, 2005      52
       2004    July 3, 2004      53

RECENT DEVELOPMENTS

     In June 2005, the Securities and Exchange Commission approved certain amendments to the continued listing criteria for issuers with a class of securities registered on the New York Stock Exchange (the "NYSE"), under Rule
802.01 of the NYSE's Listed Company Manual. Under these continued listing requirements, as they apply to Salton, we would be considered "below criteria" if our average market capitalization is less than $75 million over a 30 trading-day period and, at the same time, our stockholders' equity is less than $75 million.

     On May 19, 2006, we received official notice from the NYSE that we had fallen "below criteria" under the new continued listing requirements, as our total market capitalization was less than $75 million over a 30 trading-day period and our stockholders' equity was less than $75 million as of our fiscal quarter ended April 1, 2006. Salton reported total stockholders' equity of approximately $62.4 million as of April 1, 2006. In addition, based on 14,386,390 shares outstanding as of May 21, 2006, and the reported closing price of our common stock on the NYSE on that date ($2.56), we had a market capitalization of approximately $36.8 million as of that date.

     On July 3, 2006, we presented a plan to the NYSE demonstrating how we intend to comply with the continued listing standards. On August 18, 2006, the NYSE notified us that it has accepted our proposed plan for continued listing on the NYSE.

     As a result of the acceptance, Salton's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's Listing and Compliance Committee during an 18 month period (which started on May 19, 2006) to ensure our compliance with the goals and initiatives outlined in the plan.

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

Salton(R)               Westinghouse(TM)        Toastmaster(R)
                                                                        Big Ben(R)
George Foreman(R)       One:One(TM)             Westclox(R)
                                                                        Santa Fe(TM)
Russell Hobbs(R)        Breadman(R)             Stiffel(R)
                                                                        Haden(TM)
Melitta(R)              Andrew Collinge(TM)     Carmen(R)
                                                                        Ultrasonex(TM)
Farberware(R)           Ingraham(R)             Juiceman(R)
Beyond(TM)              Carmengirls.com(TM)     iCEBOX(R)

     We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of customers. Our product groups include Small Appliances and Electronics for the Home, Home Decor, and Personal Care and Wellness. In an effort to focus the Company on its core products, we made certain planned reductions in all product groups as part of our actions to return to profitability. However, such actions do not completely eliminate or preclude future product innovations in any product group.

     The following table sets forth the approximate amounts of our net sales by product group during the periods shown.

                                                            JULY 1, 2006   JULY 2, 2005    JULY 3, 2004
-------------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Small Appliances and Electronics for the Home               $    565,511   $    648,869   $     716,334
Home Decor                                                        41,820         80,241          85,164
Personal Care and Wellness                                        28,629         52,626          43,262
-------------------------------------------------------------------------------------------------------
Total                                                       $    635,960   $    781,736   $     844,760
-------------------------------------------------------------------------------------------------------

SMALL APPLIANCES AND ELECTRONICS FOR THE HOME

     We design, market and distribute an extensive line of small appliances and electronics for the home. These products consist of heating appliances, motor driven appliances, beverage makers, cookware and floor care.

     Within our small appliance and electronics group, Salton is known for the George Foreman branded product line which started as a single grill in 1995. Since 1995, Salton has sold over 83 million units of the George Foreman line worldwide. We have established the George Foreman name as a significant product brand, representing approximately 39.9%, 38.4%, and 40.3% of our sales in the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, respectively. In recognition of the continued success of the George Foreman line, Salton shipped to retailers the 10th Anniversary George Foreman grill during the first quarter of fiscal 2006. In the second quarter of fiscal 2006, Salton made its first shipment of the "G5" Next Grilleration grills, the first series of new George Foreman Grills with removable plates. The "G5" features five interchangeable, dishwasher safe plates which can be used as a grill or griddle and for baking as well as making waffles.

     In addition to Foreman, the Company sells appliances using time honored brands such as Russell Hobbs, Toastmaster, Juiceman, Breadman, Melitta, Farberware, Westinghouse, Haden and Salton.

HOME DECOR

     This broad range of products consists of time and lighting products marketed by our Salton At Home Group. Our time products include a variety of clocks and timers under well recognized brand names such as Ingraham, Westclox and Timex. Salton also markets lighting products under the Stiffel brand.

PERSONAL CARE AND WELLNESS

     Salton offers a broad range of personal care and wellness products including hair care, beauty and oral health care items.

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

STRATEGIC ALLIANCES

     We continue to participate in joint product development relationships with several third parties to develop, market and distribute new products. These strategic alliances enable us to (a) further expand the scope of our product offerings and (b) benefit from the manufacturing expertise and/or strong brand names of our strategic partners. Some current alliances involve equity investments by us in privately held equity securities or investments with no observable quoted market value and include other contractual arrangements involving expense and profit sharing. Our exposure to loss related to these strategic alliances is generally limited to our equity investments.

     The foregoing strategic alliances provide the opportunity for recurring revenues through the sale of various products, including coffee pods and brewing machines. There may be arrangements for sharing the profits derived from each of these strategic alliances once all expenses incurred by us and/or the other members of the alliance are reimbursed from cash flow generated by such alliances. Each of these strategic alliances generally also provides for certain license fees and royalties to our strategic partners and contain minimum sales requirements and other obligations that, if not satisfied, may result in termination of the strategic alliance.

CUSTOMERS AND DISTRIBUTION CHANNELS

     We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of commissioned sales representatives. We predominately sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell products directly to consumers through infomercials, Internet websites and our own retail outlets.

     We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

     Our total net sales to our five largest customers during fiscal 2006 were 33.6% of net sales, with Target Inc. representing 9.8% of our net sales, Wal-Mart Stores Inc. representing 9.3% of our net sales and Argos Ltd. representing 5.9% of our net sales. Our total net sales to our five largest customers during fiscal 2005 were 37.3% of net sales, Target Inc. representing 12.6% of our net sales, Wal-Mart Stores Inc. representing 8.5% of our net sales and Argos Ltd. representing 7.1% of our net sales. In fiscal 2004, our total net sales to our five largest customers were 41.0% of net sales, with Target Inc. representing 11.6% of our net sales, Wal-Mart Stores Inc. representing 10.5% of our net sales and Sears Roebuck & Co. representing 7.9% of our net sales.

     During fiscal 2006, 2005, and 2004, sales recorded outside of North America accounted for 42.1%, 43.2%, and 37.1% of total net sales, respectively. These figures include shipments directly imported to customers in North America. See
Note 17 of the Notes to Consolidated Financial Statements for information regarding revenues of the Company's geographic areas for each of the three fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004.

SOURCES OF SUPPLY

     Most of our products are manufactured to our specifications by manufacturers located primarily in the Far East. We believe that we maintain good business relationships with our overseas manufacturers.

     We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe we are not currently dependent on any single manufacturer. However, one supplier located in China accounted for approximately 37% of our product purchases during 2006, 32% of our product purchases during 2005, and 31% of purchases in 2004. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

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

     Salton maintains many licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of our agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Some of our agreements contain minimum royalty payments, which are reflected in the Contractual Obligations table in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

REGULATION

     We are subject to federal, state and local regulations concerning consumer products safety. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. In general, we have not experienced difficulty complying with such regulations and compliance, with them, has not had an adverse effect on our business. Our small electric appliance products sold in the United States are listed by Underwriters Laboratory, Inc. (UL) or ETL. Similar products sold in other countries are listed with local organizations similar to UL if required.

PRODUCT WARRANTIES

     Our products are generally sold with a limited one year warranty from the date of purchase. In the case of defects in material workmanship, we agree to replace or repair the defective product without charge while under the warranty time frame.

EMPLOYEES

     As of August 1, 2006, we employed approximately 984 persons.

ADDITIONAL INFORMATION

     We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

ITEM 1A.  Risk Factors

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR PAYMENT OBLIGATIONS.

     We have a significant amount of indebtedness relative to our equity size. As of October 6, 2006, we had total consolidated indebtedness of approximately $338.1 million, including approximately $129.7 million under our senior secured credit facility, $103.3 million of Second Lien Notes, approximately $59.7 million of 2008 Notes, excluding $1.6 million related to the fair value of a monetized fixed to floating interest rate swap on the 2008 Notes, and $35.7 million under our European facility agreement. We may incur additional indebtedness in the future, including through additional borrowings under the second lien credit agreement (which permits the issuance of up to an additional $6.7 million principal amount of Second Lien Notes),our senior secured credit agreement, and our European facility agreement, subject to availability.

     Our ability to service our debt obligations and to fund planned working capital needs and capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets we serve and financial, business and other factors, certain of which are beyond our control. Based on our fiscal year 2007 operating plan, we believe existing sources of liquidity will be sufficient to meet cash needs during fiscal 2007. Notwithstanding our beliefs, we can not assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility or other sources of funds in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to satisfy such liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some of such actions would require the consent of our senior lenders, the holders of the Second Lien Notes, the holders of the 2008 Notes and/or the lenders under our European facility agreement. Notwithstanding our beliefs, we can not assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs, that such actions would not dilute the ownership interest of stockholders and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement, the indenture governing the 2008 Notes or the European facility agreement.

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

OUR DEBT INSTRUMENTS CONTAIN RESTRICTIVE COVENANTS THAT COULD ADVERSELY AFFECT OUR BUSINESS BY LIMITING OUR FLEXIBILITY.

     Our senior secured credit agreement, the second lien credit agreement, the indenture governing the 2008 Notes and the European facility agreement impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, merge or consolidate, enter into transactions with affiliates, and otherwise enter into certain transactions outside the ordinary course of business. Our senior secured credit agreement, the second lien credit agreement and the European facility agreement also require us to maintain specified financial ratios. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. If we are unable to comply with the terms of our senior secured credit agreement, the second lien credit agreement, indenture governing the 2008 Notes or the European facility agreement, or if we fail to generate sufficient cash flow from operations, or to refinance our debt as described below, we may be required to refinance all or a portion of our indebtedness or to obtain additional financing. If cash flow is insufficient and refinancing or additional financing is unavailable because of our high levels of debt and the debt incurrence restrictions under our debt instruments, we may default on our debt instruments. In the event of a default under the terms of any of our indebtedness, the debt holders may accelerate the maturity of our obligations, which could cause defaults under our other obligations.

WE MUST EITHER REPAY OR REFINANCE OUR DEBT MATURING IN DECEMBER 2007 AND THEREAFTER.

     We have significant maturities of debt in periods subsequent to the next twelve months. These maturities are December 31, 2007 under the senior secured credit agreement, March 31, 2008 under the second lien credit agreement, April 15, 2008 under the indenture governing the 2008 Notes and December 22, 2008 under the European facility agreement. In addition, on September 15, 2008 we are required to exchange all of the outstanding shares of Series A convertible preferred stock for an aggregate of $40.0 million in cash or shares of our common stock. We will not have sufficient cash flow from operations to repay all of our indebtedness at maturity, satisfy our redemption obligations under our preferred stock agreement and fund our other liquidity needs. We believe that these obligations can be satisfied through a combination of repayment, refinancing and sales of assets, however, to accomplish potential sales of businesses or assets, we would need to extend or refinance all or a portion of our indebtedness on or before maturity. Notwithstanding our beliefs, we cannot assure you that we will be able to do so on attractive terms or at all.

WE HAVE EXPERIENCED A DECLINE IN DOMESTIC MARKET SALES AND CONTINUE TO IMPLEMENT A DOMESTIC RESTRUCTURING PLAN.

     Our domestic sales have decreased in fiscal 2006 as compared to fiscal 2005. A portion of that decline is attributable to our sale of the tabletop business in September 2005, discontinued product lines and delays in production from suppliers. We continue to implement our domestic cost reduction plan, and we expect additional cost reductions in fiscal 2007. The cost savings will principally come from a rationalization of operations, brands and SKUs and the costs related to them.

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

     During fiscal 2006, 2005 and 2004, sales recorded outside of North America accounted for 42.1%, 43.2% and 37.1% of total net sales, respectively. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

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

     For example, our foreign sales in fiscal 2006 were adversely impacted by weak consumer demand in the housewares sector in the United Kingdom and unfavorable foreign currency fluctuations.

     We cannot assure you that we will not incur significant costs in addressing these potential risks.

OUR MARGINS HAVE BEEN ADVERSELY IMPACTED BY INCREASES IN RAW MATERIAL PRICES.

     The cost of our products has been impacted by global increases in the price of petroleum based plastic materials, steel, copper and corrugated materials. Although we have increased the prices of certain of our goods to our customers, we cannot assure you that we will be able to pass all of these cost increases on to our customers. As a result, our margins may continue to be adversely impacted by such cost increases.

OUR ABILITY TO OBTAIN PRODUCTS MAY BE ADVERSELY IMPACTED BY WORLDWIDE DEMAND ON RAW MATERIAL.

     Our products are predominately made from petroleum based plastic materials, steel and corrugated materials. Our suppliers contract separately for the purchase of them. We can provide no assurance that our sources of supply will not be interrupted should our suppliers not be able to obtain these materials due to worldwide demand or other events that interrupt material flow.

IF WE WERE TO LOSE ONE OR MORE OF OUR MAJOR CUSTOMERS, OR SUFFER A MAJOR REDUCTION OF ORDERS FROM THEM, OUR FINANCIAL RESULTS WOULD SUFFER.

     Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2006 were 33.6% of net sales with Target Corporation representing 9.8% of our net sales and Wal-Mart representing 9.3% of our net sales. Our total net sales to our five largest customers during fiscal 2005 were 37.3% of net sales, with Target Corporation representing 12.6% of our net sales and Wal-Mart representing 8.5% of our net sales. Our total net sales to our five largest customers during fiscal 2004 were 41.0% of net sales, with Target Corporation representing 11.6% of our net sales and Wal-Mart representing 10.5% of our net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

OUR DEPENDENCE ON FOREIGN SUPPLIERS SUBJECTS US TO THE RISKS OF DOING BUSINESS ABROAD.

     We depend upon unaffiliated foreign companies for the manufacture of most of our products. Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

- import duties;

- trade restrictions;

- production delays due to unavailability of parts or components;

- increase in transportation costs and transportation delays, including those resulting from terrorist activity;

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

IF THE HOUSEWARES SECTOR OF THE RETAIL INDUSTRY CONTINUES TO EXPERIENCE AN ECONOMIC SLOWDOWN, OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED.

     We sell our products to consumers through major retail channels, primarily mass merchandisers, department stores, specialty stores and mail order catalogs. As a result, our business and financial results can fluctuate with the financial condition of our retail customers and the retail industry. The current general slowdown in the retail sector has adversely impacted our net sales of products, our operating margins and our net income. If such conditions continue or worsen, including any further weakness in consumer confidence as a result of terrorist activity, or otherwise, it could have a material adverse effect on our business, financial condition and results of operations.

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

IF WE DO NOT ATTRACT AND RETAIN SKILLED PERSONNEL, OUR ABILITY TO GROW AND DEVELOP OUR BUSINESS WILL SUFFER.

     Our continued success will depend significantly on the efforts and abilities of Leonhard Dreimann, Chief Executive Officer and William M. Lutz, Chief Financial Officer. The loss of the services of one or both of these individuals could have a material adverse effect on our business. In addition, as our business develops and expands, we believe that our future success will depend greatly on our ability to attract and retain highly qualified and skilled personnel. We do not have, and do not intend to obtain, key-man life insurance on our executive officers.

OUR OUTSTANDING CONVERTIBLE PREFERRED STOCK CONTAINS REDEMPTION AND OTHER PROVISIONS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON, AND SIGNIFICANTLY DILUTE, THE INTERESTS OF HOLDERS OF OUR COMMON STOCK.

     On July 28, 1998, we issued 40,000 shares of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if we breach, in any material respect, any of the material obligations in the preferred stock agreement or our restated certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference (defined below). The preferred shares are convertible into 3,529,411 shares of our common stock (reflecting an $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of our common stock that the holder would receive upon conversion of the convertible preferred stock.

     In the event of a change in control, each preferred shareholder has the right to require us to redeem the shares at a redemption price equal to the Liquidation Preference (defined below) plus interest accrued thereon at a rate of 7% per annum compounded annually each anniversary date from July 28, 1998 through the earlier of the date of such redemption or July 28, 2003. The satisfaction of this redemption obligation would have to be satisfied before any proceeds from a change in control are available to holders of common stock.

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

     On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share (or an aggregate of $40.0 million), payable at our option in cash or shares of our common stock. Our inability to satisfy this redemption obligation in cash could result in significant dilution of the ownership interest of holders of common stock.

OUR CREDIT RATINGS HAVE BEEN DOWNGRADED AND COULD BE DOWNGRADED FURTHER.

     Our credit ratings on our senior subordinated debt have been downgraded several times during the last two years. On July 14, 2005, Standard & Poor's withdrew its "D" corporate credit and "D" subordinated debt ratings.

     Such downgrades can have a negative impact on our liquidity by reducing attractive financing opportunities and could make our efforts to raise capital more difficult and have an adverse impact on our financial condition and results of operations.

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

     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, substantial costs related to our compliance with the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting and that our auditors provide an attestation relative to management's assessment process and conclusions. Due to market capitalization levels, we are not currently required to comply with Section 404. However, we must continue to maintain and assess our system of internal controls over financial reporting, and under current regulations, compliance with Section 404 will be required in fiscal 2008. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight have been, and will continue to be, required. We have devoted additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to attest that our management's report is fairly stated or to express an opinion on the effectiveness of our internal controls, even if our auditors issue an unqualified opinion on our financial statements for the preceding fiscal year. If the auditors are unable to provide an unqualified attestation of our assessment of our internal control over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.

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

OUR COMMON STOCK COULD BE DELISTED BY THE NEW YORK STOCK EXCHANGE IF WE DO NOT COMPLY WITH ITS CONTINUED LISTING STANDARDS.

     Our common stock is listed on the New York Stock Exchange, or NYSE. The NYSE continued listing standards require that all listed companies maintain an average global capitalization of at least $25 million over a consecutive 30 trading-day period or undergo prompt suspension and delisting procedures. In May 2006 we received notice from the NYSE that we are not in compliance with this requirement. In order to maintain the continued listing of our common stock on the NYSE, we are following the NYSE's rules and procedures applicable to listed companies which fail to meet the continued listing standards. We are currently subject to quarterly monitoring by the NYSE for compliance with its continued listing standards.

     We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE's continued listing criteria in the foreseeable future, we will seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

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

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured credit facility, the second lien credit agreement and the Europe credit facility contain restrictions on our ability to pay dividends on our capital stock.

ITEM 2.  Properties

     Salton leases its principal executive offices based in Lake Forest, Illinois. A summary of Salton's principal leased operating facilities is as follows:

                                                                                                   AREA
LOCATION                              DESCRIPTION                                            (SQ. FEET)
-------------------------------------------------------------------------------------------------------
Redlands, CA                          Warehouse                                                 983,986
Wolverhampton, England                Warehouse                                                 136,750
Victoria, Australia                   Sales and administrative office and warehouse              75,348
Lake Forest, IL                       Corporate offices and showrooms                            58,680
                                      Sales and administrative office, warehouse, and
Shenzhen, China                       factory                                                    10,000
Hong Kong, China                      Sales and administrative office and warehouse               9,459

     In addition, Salton owns the following properties:

                                                                                                   AREA
LOCATION                              DESCRIPTION                                            (SQ. FEET)
-------------------------------------------------------------------------------------------------------
Wolverhampton, England                Warehouse                                                 312,000
Laurinburg, NC                        Sales office and warehouse                                223,000
Macon, MO                             Warehouse and repair facility                             171,000
Manchester, England                   Sales and administrative office and warehouse             170,756
Boonville, MO                         Warehouse                                                 169,000
Moberly, MO(1)                        Warehouse                                                 134,000
Burntwood, England                    Warehouse                                                 121,000
Columbia, MO                          Administrative offices                                     62,000

---------------

(1) Subsequent to year end, the Company entered into an agreement for the sale of this warehouse

     We believe our facilities will be suitable and adequate for our current level of operations, as well as support future growth.

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

ITEM 4.  Submissions of Matters to a Vote of Security Holders

     None

ITEM 4A.  Executive Officers of the Registrant

     Our executive officers and their respective ages as of September 11, 2006, are as follows:

NAME                                            AGE    POSITION
-----------------------------------------------------------------------------------------------------
Leonhard Dreimann                               58     Chief Executive Officer
William B. Rue                                  59     President and Chief Operating Officer
William M. Lutz                                 48     Chief Financial Officer

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

     WILLIAM M. LUTZ has served as Chief Financial Officer since December 2005. From March 2003 to December 2005, Mr. Lutz served as the Company's Vice President, Finance. Mr. Lutz also oversees all Corporate Accounting and Finance functions. Prior to joining the Company, Mr. Lutz served as head of corporate consolidation and subsidiary accounting at Capital One Financial since February 2002. Prior to that time, he held various senior finance positions with manufacturing, consumer products and service companies.

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

                                                               HIGH     LOW
---------------------------------------------------------------------------
FISCAL 2006
First Quarter                                                  4.40    1.00
Second Quarter                                                 3.29    1.87
Third Quarter                                                  4.13    1.26
Fourth Quarter                                                 3.75    1.56

FISCAL 2005
First Quarter                                                  7.46    4.14
Second Quarter                                                 7.35    4.80
Third Quarter                                                  6.23    2.01
Fourth Quarter                                                 2.96    0.98

DIVIDENDS

     We have not paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our senior secured credit agreement, the second lien credit agreement and the Europe credit facility contain restrictions on our ability to pay dividends on our capital stock.

STOCKHOLDER RIGHTS PLAN

     On June 28, 2004, the Board of Directors of Salton adopted a stockholder rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of
(i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from us one one-thousandth of a share of a new series of Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 25 percent or more of our outstanding Common Stock.

     A complete description of the Rights, the Rights Agreement between us and UMB Bank, N.A., as Rights Agent, and the Series B Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption "Item 1. Description of the Registrant's Securities to be Registered" contained in the Registration Statement on Form 8-A filed on June 28, 2004.

COMMON STOCK

     The Certificate of Incorporation authorizes the issuance of 40,000,000 common shares, par value $0.01 per share. As of September 11, 2006, there were approximately 373 holders of record of our common stock.

CONVERTIBLE PREFERRED STOCK

     The Certificate of Incorporation authorizes the issuance of 2,000,000 preferred shares, par value $0.01 per share.

     We have 40,000 outstanding shares of convertible preferred stock. The convertible preferred stock is generally non-dividend bearing; however, if we breach in any material respect any of our material obligations in the preferred stock agreement or the Certificate of Incorporation relating to the convertible preferred stock, the holders of convertible preferred stock are entitled to receive quarterly cash dividends on each share of convertible preferred stock from the date of such breach until it is cured at a rate per annum equal to 12 1/2% of the Liquidation Preference as defined below. The payment of dividends is limited by the terms of our senior secured credit agreement, the second lien credit agreement and the Europe credit facility.

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

     As of September 11, 2006 there were 40,000 shares of the convertible preferred stock outstanding, held by 8 shareholders of record. There is no established market for the convertible preferred stock.

SERIES C PREFERRED STOCK

     On August 26, 2005, we issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. Salton's restated certificate of incorporation authorizes the Company to issue up to 150,000 shares of Series C preferred stock.

     The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series the Company's preferred stock and (c) senior, in preference of, and prior to all of the Company's now or hereafter issued common stock.

     Except as required by law or by certain protective provisions in the Company's restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

     In the event of the Company's liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of the Company's assets available for distribution to the Company's stockholders an amount in cash equal to $100 per share (the "Series C Preferred Liquidation Preference"), before any distribution is made to the holders of the Company's convertible preferred stock, common stock or any other capital stock ranking junior as to liquidation rights to the Series C preferred stock.

     In the event of a change of control (as defined in the Company's restated certificate of incorporation), each holder of shares of Series C preferred stock will have the right to require the Company to redeem such shares at a redemption price equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through the change of control. The redemption price is payable on a date after a change of control that is 91 days after the earlier of (x) the date on which specified debt (including indebtedness under the Company's senior secured credit facility, the second lien credit agreement, the indentures under which the Subordinated Notes were issued, and restatements and refinancings of the foregoing) matures and (y) the date on which all such specified debt is repaid in full, in an amount equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through such change of control payment date. The certificate of designation for the Series C preferred stock provides that, in the event of a change of control, the Company shall purchase all outstanding shares of Series C preferred stock with respect to which the holder has validly exercised the redemption right before any payment with respect to the redemption of convertible preferred stock upon such change of control.

     The Company may optionally redeem, in whole or in part, the Series C preferred stock at any time at a cash price per share of 100% of the then effective Series C Preferred Liquidation Preference per share. On the fifth anniversary of the issuing date, we will be required to redeem all outstanding shares of Series C preferred stock at a price equal to the Series C Preferred Liquidation Preference per share, payable in cash.

ITEM 6.  Selected Financial Data

     The following financial data as of and for the fiscal years ended July 1, 2006, July 2, 2005, July 3, 2004, June 28, 2003 and June 29, 2002 have been derived from and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto.

                                                   FIVE-YEAR SUMMARY OF FINANCIAL DATA
                                   --------------------------------------------------------------------
                                       JULY 1,       JULY 2,        JULY 3,      JUNE 28,      JUNE 29,
                                          2006          2005        2004(1)       2003(4)       2002(4)
-------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
STATEMENT OF OPERATIONS:
Net sales                          $   635,960    $  781,736    $   844,760    $  872,814    $  922,479
Cost of goods sold                     447,530       539,583        577,225       561,440       544,147
Distribution expenses                   44,079        54,679         62,771        57,005        60,831
-------------------------------------------------------------------------------------------------------
    Gross profit                       144,351       187,474        204,764       254,369       317,501
Selling, general, and
  administrative expenses              172,075       207,810        248,474       205,903       223,577
Lawsuit settlements, net                    --            --             --            --         2,580
Impairment loss on goodwill and
  intangible assets                     21,967         3,211         40,855           800            --
Restructuring costs                        867         1,015          1,798            --            --
-------------------------------------------------------------------------------------------------------
    Operating (loss) income            (50,558)      (24,562)       (86,363)       47,666        91,344
Interest expense, net                   36,968        51,703         39,783        40,109        44,431
Fair market value adjustment on
  derivatives                               --            --             --        (2,515)        2,372
(Gain)/Loss -- Early settlement
  of debt                              (21,721)           --          5,049            --            --
-------------------------------------------------------------------------------------------------------
    (Loss) Income before income
      taxes and minority interest      (65,805)      (76,265)      (131,195)       10,072        44,541
Income tax expense (benefit)            36,229       (22,340)       (27,434)        2,390        14,394
-------------------------------------------------------------------------------------------------------
Net (loss) income from continuing
  operations                       $  (102,034)   $  (53,925)   $  (103,761)   $    7,682    $   30,147
Income from discontinued
  operations, net of tax                 1,735         2,138          8,589           289            --
Gain on sale of discontinued
  operations, net of tax                32,332            --             --            --            --
-------------------------------------------------------------------------------------------------------
Net (loss) income                  $   (67,967)   $  (51,787)   $   (95,172)   $    7,971    $   30,147
-------------------------------------------------------------------------------------------------------
Weighted average common shares
  outstanding                           13,393        11,374         11,258        14,682        14,535
Net (loss) income per share:
  Basic (Loss) income from
  continuing operations            $     (7.62)   $    (4.74)   $     (9.22)   $     0.52    $     2.07
  Income from discontinued
    operations, net of tax                0.13          0.19           0.77          0.02            --
  Gain of sale of discontinued
    operation, net of tax                 2.41            --             --            --            --
-------------------------------------------------------------------------------------------------------
    Net (loss) income per share:
      Basic(2)                     $     (5.08)   $    (4.55)   $     (8.45)   $     0.54    $     2.07

                                                   FIVE-YEAR SUMMARY OF FINANCIAL DATA
                                   --------------------------------------------------------------------
                                       JULY 1,       JULY 2,        JULY 3,      JUNE 28,      JUNE 29,
                                          2006          2005        2004(1)       2003(4)       2002(4)
-------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Weighted average common shares
  and common Equivalent shares
  outstanding                           13,393        11,374         11,258        15,114        15,042
Net (loss) income per share:
  Diluted
  (Loss) income from continuing
    operations                     $     (7.62)   $    (4.74)   $     (9.22)   $     0.51    $     2.00
  Income from discontinued
    operations, net of tax                0.13          0.19           0.77          0.02            --
  Gain of sale of discontinued
    operation, net of tax                 2.41            --             --            --            --
-------------------------------------------------------------------------------------------------------
    Net (loss) income per share:
      Diluted                      $     (5.08)   $    (4.55)   $     (8.45)   $     0.53    $     2.00
BALANCE SHEET DATA (at period end):
Working capital                        182,647       205,882    $   299,993    $  353,492    $  279,519
Total assets                           553,532       813,243        855,822       812,372       823,927
Total debt(3)                          335,457       444,159        418,405       373,560       460,066
Convertible preferred stock             40,000        40,000         40,000        40,000        40,000
Stockholders' equity                    19,188        79,928        133,576       213,904       205,036
Dividends Paid                              --            --             --            --            --

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

(2) Includes the effect of participation rights of our convertible preferred stock, when that effect is not anti-dilutive, in accordance with EITF Issue No. 03-6. See Note 11 to our audited financial statements.

(3) Excludes $0.9 million in fiscal 2005, $4.5 million in fiscal 2004, $4.6 million in fiscal 2003, and $18.2 million in fiscal 2002 related to the loan notes to Pifco shareholders which were fully cash collateralized and excludes $1.8 million in fiscal 2006, $7.1 million in fiscal 2005, $9.6 million in fiscal 2004, $12.1 million in fiscal 2003, and $8.4 million in fiscal 2002 related to the fair value of a monetized fixed to floating interest rate swap on the notes due 2008.

(4) The Company has revised its presentation of basic earnings per share to adjust the basic earnings per share calculation under the "two-class" method, when the effect was dilutive.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Salton designs, markets and distributes small home appliances and electronics for the home, home decor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, time products, lighting products and personal care and wellness products. In recent years, we have expanded our international presence and strengthened our product offerings through strategic acquisitions and alliances as well as internal international growth.

DISCONTINUED OPERATIONS

     We report discontinued operations in accordance with the guidance from SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we have reported the sale of Amalgamated Appliance Holdings ("AMAP") as discontinued operations for the periods presented.

NEW YORK STOCK EXCHANGE CONTINUED LISTING PLAN

     In June 2005, the Securities and Exchange Commission approved certain amendments to the continued listing criteria for issuers with a class of securities registered on the New York Stock Exchange (the "NYSE"), under Rule
802.01 of the NYSE's Listed Company Manual. Under these continued listing requirements, as they apply to Salton, we would be considered "below criteria" if our average market capitalization is less than $75 million over a 30 trading-day period and, at the same time, our stockholders' equity is less than $75 million.

     On May 19, 2006, we received official notice from the NYSE that we have fallen "below criteria" under the new continued listing requirements, as our total market capitalization was less than $75 million over a 30 trading-day period and our stockholders' equity was less than $75 million as of our fiscal quarter ended April 1, 2006. Salton reported total stockholders' equity of approximately $62.4 million as of April 1, 2006. In addition, based on 14,386,390 shares outstanding as of May 21, 2006 and the reported closing price of our common stock on the NYSE on that date ($2.56), we had a market capitalization of approximately $36.8 million as of that date.

     On July 3, 2006, we presented a plan to the NYSE demonstrating how we intend to comply with the continued listing standards. On August 18, 2006, the NYSE notified us that it has accepted our proposed plan for continued listing on the NYSE.

     As a result of the acceptance, Salton's common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE's Listing and Compliance Committee during an 18 month period (which started on May 19, 2006) to ensure our compliance with the goals and initiatives outlined in the plan.

PRIVATE DEBT EXCHANGE

     On August 26, 2005, we completed a private debt exchange offer for the outstanding 2005 Notes and the outstanding 2008 Notes. We accepted for exchange an aggregate of approximately $75.2 million in principal amount of 2005 Notes (approximately 60.1% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, we issued an aggregate of approximately $99.2 million in principal amount of senior second lien notes (the "Second Lien Notes"), 2,041,420 shares of Salton common stock and 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7.0%, payable in cash on January 15th and July 15th of each year, beginning in January 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by us in cash at the liquidation amount on August 26, 2010. We also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

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

- We increased the aggregate number of outstanding shares of common stock by 2,041,420 or approximately 18% of the 11,376,292 shares of common stock outstanding immediately prior to the debt exchange offer;

- We issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million;

- Mr. Lester C. Lee, a new independent director designated by certain former holders of the Subordinated Notes, was elected to serve on our board of directors; and

- In the first quarter of fiscal 2006 we recorded a pre-tax gain on cancellation of indebtedness of approximately $21.7 million, net of approximately $9.2 million of expenses.

SALE OF AMAP AND TABLETOP ASSETS

     On September 29, 2005, we completed the sale of our 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, we received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a gain of approximately $32.3 million, net of tax. We licensed our George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

     On September 16, 2005, we completed the sale of certain tabletop assets at cost to Lifetime Brands, Inc. for $14.2 million. In connection with this transaction, we divested our Block(R) and Sasaki(R) brands, licenses to Calvin Klein(R) and Napa Style(TM) tabletop products and distribution of upscale crystal products under the Atlantis(R) brand. In addition, we entered into a new license with Lifetime Brands enabling it to market tabletop products under the Stiffel(R) brand.

PRIVATE EXCHANGE

     On September 28, 2005, we completed a private exchange transaction in which we issued $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes.

OTHER STRATEGIC OPTIONS

     We continue to explore strategic options to satisfy our liquidity needs and improve our overall balance sheet position and enhance our operating performance. These strategic options include potential sales of assets or businesses, the creation of new foreign debt, repurchases of outstanding Subordinated Notes in the open market and/or through privately negotiated transactions for cash or other securities (including Second Lien Notes, common stock and/or Series C preferred stock) and further reductions in expenses.

YEAR IN REVIEW

     For fiscal 2006 (fifty-two weeks ended July 1, 2006), we continued our focus on returning to profitability by expanding efforts to lower inventory, rationalize SKUs and reduce operating expenses. While we continued to reduce domestic operating costs, domestic sales were reduced or adversely impacted by the sale of the tabletop assets in September 2005, price increases, inventory shortages, vendor and customer uncertainty, post-holiday overstocks at retailers and planned product discontinuation. While we maintained our market share position in the United Kingdom, our foreign sales continued to be impacted by a weak retail market. Customer interest for our new products is positive with many new products hitting retailer shelves in time for the upcoming holiday season.

U.S. RESTRUCTURING PLAN

     As part of an effort to improve our domestic operations, we continue to implement our U.S. restructuring plan to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have already reduced cumulative domestic operating expenses by more than $90 million. Our reductions have exceeded our previously announced plans and expectations. We continue to take actions through additional planned reductions in fiscal 2007.

     In addition to operational reductions, we have reduced domestic interest expense through our debt restructuring activities and asset sales.

FISCAL YEAR 2006

     We recorded certain pretax charges as follows:

- $0.9 million of restructuring charges comprised of $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary.

FISCAL YEAR 2005

     We recorded certain pretax charges as part of the finalization of the (fiscal 2004) initial U.S. Restructuring Plan as follows:

- $1.0 million for consulting and legal fees, termination and severance costs and costs involved in the closure of certain distribution facilities.

FISCAL YEAR 2004

     On May 11, 2004, in response to declining domestic sales volumes in 2004, we announced a U.S. restructuring plan to better align domestic operating costs with current sales levels. We completed the initial phase of this U.S. restructuring plan by reducing salaried headcount in the domestic operations by approximately 25.0% in the fourth quarter of fiscal 2004. Additionally, we made decisions to reduce the capacity of our warehousing and distribution network through the rationalization of existing facilities. In connection with the U.S. restructuring plan and subsequent valuation reviews in light of those decisions, we recorded certain pretax charges in the fourth quarter of fiscal 2004 totaling $33.9 million.

     Of the total costs recorded in fiscal 2004, $20.2 million was associated with the write-down of certain inventory identified for liquidation as part of our decision to rationalize warehouse and distribution facilities and $3.8 million related to the write-off of tooling. These amounts were included in cost of goods sold in the Consolidated Statement of Operations.

     The total restructuring costs in fiscal 2004 also included a $1.7 million write-down associated with several marketing programs that were canceled or discontinued, which were included in selling, general and administrative expenses. Included within restructuring costs on the Consolidated Statement of Operations are $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan and $0.5 million in termination and severance costs associated with the headcount reduction. Also in connection with the U.S. restructuring plan, we recorded a $6.5 million intangible asset impairment charge for trade names associated with products that will no longer be sold. Such charge is included in impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations.

     The restructuring costs and other items listed above affected comparability of reported operating income, net income and earnings per share for fiscal year 2006, 2005 and 2004.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales for the years ended:

                                                                         FISCAL YEAR ENDED
                                                            -------------------------------------------
                                                            JULY 1, 2006   JULY 2, 2005    JULY 3, 2004
-------------------------------------------------------------------------------------------------------
Net sales                                                         100.0%         100.0%          100.0%
Cost of goods sold                                                  70.4           69.0            68.3(1)
Distribution expenses                                                6.9            7.0             7.4
-------------------------------------------------------------------------------------------------------
  Gross profit                                                      22.7           24.0            24.3
Selling, general and administrative expense                         27.1           26.6            29.4
Impairment loss on goodwill and intangible assets                    3.4(3)          0.4            4.8(2)
Restructuring costs                                                  0.1            0.1             0.2
-------------------------------------------------------------------------------------------------------
  Operating loss                                                    (7.9)%         (3.1)%        -10.1%
-------------------------------------------------------------------------------------------------------

(1) Includes $24.0 million (2.2% of net sales ) of fourth quarter restructuring costs (See "U.S. Restructuring Plan").

(2) Consists of an aggregate of $40.9 million of impairment charges (See "Impairment Loss on Goodwill and Intangible Assets").

(3) Consists of $21.9 million of impairment charges (See "Impairment Loss on Goodwill and Intangible Assets").

2006 COMPARED TO 2005

NET SALES AND GROSS PROFIT

     Salton's annual worldwide sales were $636.0 million in 2006 compared to $781.7 million in 2005, a decline of $145.7 million. Domestic sales were reduced or adversely impacted by the sale of the tabletop assets in September 2005, price increases, inventory shortages, vendor and customer uncertainty, post-holiday overstocks at retailers and planned product discontinuation. While we maintained our market share position in the United Kingdom, our foreign sales continued to be impacted by a continuing weak retail market. The market conditions were the leading cause of the $16.1 million decrease in foreign sales. In addition, Salton incurred $5.5 million in unfavorable foreign currency fluctuation. In order to focus on core business, Salton continues with its efforts to rationalize SKU's, move less attractive inventory and have better utilization of working capital.

     Gross profit for 2006 declined $43.1 million from $187.5 million in 2005 to $144.4 million in 2006. As a percent of net sales, gross profit was 22.7% in 2006 compared to 24.0% in 2005, a decrease of 1.3%. The fiscal 2006 decreases are primarily a result of global material cost increases in plastics, copper, steel and corrugated materials. These costs were offset by a $10.6 million domestic decline in distribution expenses primarily as a result of our U.S. cost reduction programs. The outlook for material costs remains volatile. Although we have implemented price increases on certain products to compensate for higher material costs, the impact of the price increases is uncertain due to potential reactions of our retailers and the uncertainty of consumer acceptance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $172.1 million in 2006 compared to $207.8 million for 2005. U.S. operations reduced selling, general and administrative expenses by $23.9 million. We reduced foreign selling, general and administrative expenses, primarily in the United Kingdom, by $4.6 million. In addition, we had $7.1 million in favorable foreign currency fluctuations.

     Domestic selling, general and administrative expense decreases for fiscal year 2006 were primarily driven by a $10.0 million decline in promotional expenditures for television, royalty expense, certain other media and cooperative advertising, and trade show expenses. The $10.0 million decrease included a $7.0 million reduction in direct and infomercial advertising expenditures. In addition, we reduced selling, general and administrative salary expenses by $4.8 million. These decreases were primarily from the efforts of our cost reduction programs.

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

     At the end of the fourth quarter of fiscal year 2006, we performed the annual impairment test on the indefinite lived intangible assets, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Upon completion of the test, it was determined that a pre-tax impairment charge of $21.1 million was necessary to reflect an expectation of lower future cash flows from certain trade names that are considered outside of the Company's core business and had experienced recent declines. In addition, the Company also recorded a $0.8 million impairment charge against certain patents that were being amortized, to reflect management's decisions regarding discontinuing these product lines.

     At the end of the fourth quarter of fiscal year 2005, we performed the annual impairment test required by SFAS No. 142, "Goodwill and Other Intangible Assets." Upon completion of the test, it was determined that a pre-tax impairment charge of $3.2 million was necessary to reflect management's decisions regarding certain underperforming product lines and related trademarks.

RESTRUCTURING COSTS

     As a result of our U.S. restructuring plan, we incurred $0.9 million of restructuring charges comprised of $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary. See "U.S. Restructuring Plan" for a discussion of certain pretax charges in fiscal 2005 in connection with our U.S. restructuring plan.

NET INTEREST EXPENSE

     Net interest expense was $37.0 million for fiscal 2006 and $51.7 million for fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.1% in fiscal 2006 compared to 9.5% in fiscal 2005. The average amount of all debt outstanding was $381.9 million for fiscal 2006 compared to $473.9 million for fiscal 2005.

INCOME TAXES

     Income tax expense was $36.2 million in fiscal 2006, compared to a tax benefit of $22.3 million in fiscal 2005. The effective tax rate for federal, state, and foreign income taxes was approximately (55.0)% in fiscal 2006 versus a tax benefit of 29.2% in fiscal 2005. The effective tax rate in fiscal 2006 is different than the statutory U.S. federal rate mainly due to the establishment of valuation allowances against domestic and certain foreign net deferred tax asset balances as well as U.S. taxes on deemed foreign subsidiaries' dividends.

     In addition, approximately $16.8 million of federal and state income tax expense was incurred as a result of the sale of the Company's South African subsidiary, AMAP. This income tax expense was netted against the gain on the sale of discontinued operations.

     In fiscal 2005, the tax benefit of 29.2% differed from the statutory U.S. federal and state rates due to $2.4 million of additional tax adjustments to certain deferred tax accounts related to various prior periods, and foreign tax rates that differ from those in the U.S.

2005 COMPARED TO 2004

NET SALES AND GROSS PROFIT

     Salton's annual worldwide sales were $781.7 million in 2005 and $844.8 million in 2004. Domestic sales decreased $66.0 million which was partially offset by increases in our foreign market. The domestic sales were adversely impacted in the first half of the year by inventory shortages and lower retail purchases over the prior year and the uncertainty of our suppliers and customers resulting from our increased liquidity issues in the second half of the year. Fiscal 2005 sales of the new George Foreman Grills with removable plates (The Next Grilleration) had a positive impact on domestic sales, which helped offset the decline faced in the domestic market.

     Gross profit for 2005 declined $17.3 million from $204.8 million in 2004 to $187.5 million in 2005. The 2004 gross profit included $24.0 million of fourth quarter charges in connection with the U.S. restructuring plan announced on May 11, 2004. As a percent of net sales, gross profit was 24.0% in 2005 compared to 24.2% in 2004, a decrease of 0.2%. The decrease would have been greater if the fourth quarter charges in connection with our U.S. restructuring plan were excluded from gross profit for the fiscal year 2004. The fiscal 2005 decreases are primarily a result of global material cost increases in plastics, steel and corrugated materials, partially offset by a $10.5 million domestic decline in distribution expenses primarily as a result of our U.S. cost reduction programs. The outlook for material costs remains uncertain. Although we have recently implemented price increases on certain products to compensate for higher material costs, the impact of the price increases is uncertain due to potential reactions of our competitors and the uncertainty of consumer acceptance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to 26.6% of net sales or $207.8 million in 2005 compared to 29.4% of net sales or $248.5 million for 2004. U.S. operations reduced selling, general and administrative expenses by $52.3 million. These decreases were partially offset by $5.8 million in international increases driven by our European expansion as well as $5.8 million from foreign currency increases.

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

IMPAIRMENT LOSS ON GOODWILL AND INTANGIBLE ASSETS

     At the end of the fourth quarter of fiscal year 2005, we performed the annual impairment test required by SFAS No. 142, "Goodwill and Other Intangible Assets." Upon completion of the test, it was determined that a pre-tax impairment charge of $3.2 million was necessary to reflect management's decisions regarding certain underperforming product lines and related trade names.

     At the end of the third quarter of fiscal 2004, management determined that the combination of the shortfall in meeting projected operating results along with the Company's inability to meet its financial debt covenant requirements for its senior secured credit facility and a downgrade in its debt rating could have an adverse affect on the comparison of fair value to carrying value for goodwill and other intangible assets. An interim impairment test was conducted at that time and we determined that the implied fair value of goodwill and the fair value of certain other indefinite lived intangible assets were less than their carrying values. We recorded a non-cash impairment charge totaling $34.3 million pre-tax or $29.9 million net of tax, consisting of consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets associated with iCEBOX, of $6.1 million. Upon completion of its annual impairment test at the end of the fourth quarter 2004, we determined that an additional charge of $6.5 million was necessary against trade names impacted by the adoption of its U.S. restructuring plan.

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

NET INTEREST EXPENSE

     Net interest expense was $51.7 million for fiscal 2005 and $39.8 million for fiscal 2004. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 9.5% in fiscal 2005 compared to 8.8% in fiscal 2004. The average amount of all debt outstanding was $473.9 million for fiscal 2005 compared to $412.9 million for fiscal 2004.

INCOME TAXES

     Income tax expense was a tax benefit of $22.3 million in fiscal 2005, compared to a tax benefit of $27.4 million in fiscal 2004. The effective tax benefit rate for federal, state, and foreign income taxes was approximately 29.2% in 2005 versus approximately 20.9% in 2004. The effective tax benefit rate in 2005 is lower than the statutory U.S. Federal and State rates due to $2.4 million of additional tax adjustments to certain year end deferred tax accounts related to various prior periods and foreign rates which differ from those in the U.S. In 2004 the tax benefit rate differed from the statutory U.S. Federal and State rates due to $13.3 million of non-deductible goodwill that was written off as a result of an impairment charge $6.9 million of tax reserves provided as a valuation allowance against certain foreign income tax credits that have a ten year life for U.S. tax purposes and the effect of foreign rates that differ from those in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

     Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured credit facility and European facility agreement. In 2006, Salton's operations used $8.0 million in cash flow, compared with a use of $17.3 million in 2005. This improvement was a result of planned inventory reductions associated with the sale of the tabletop business and the planned exit of certain product lines in an effort to focus on the core business and improve utilization of working capital. While we continue to experience tightening credit terms from our sources of supply, accounts payable increased slightly as vendors comfort was slightly restored from the second half of fiscal 2005.

     As disclosed in the discussion above, we do face foreign currency fluctuation, however, we believe our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-fall and early winter.

     The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the British Pound Sterling and Australian Dollar against United States dollars.

INVESTING ACTIVITIES

     In 2006, we had $69.9 million in proceeds, net of cash sold, from the sale of discontinued operations as a result of the AMAP transaction and $16.3 million in proceeds from the sale of assets and investments, primarily from the sale of our tabletop assets and a warehouse facility in the U.S.

FINANCING ACTIVITIES

     In 2006, we repaid $33.5 million on our worldwide credit facilities. In addition, we incurred $13.6 million of financing costs associated with our debt restructuring and Salton Europe Credit Facility and $50.5 million primarily associated with the repayment of the 2005 Notes.

SENIOR SECURED CREDIT FACILITY

     On June 15, 2004, we entered into an amended and restated senior secured credit facility with Silver Point Finance, LLC which currently provides us with the ability to borrow up to approximately $188 million pursuant to a revolving line of credit, letters of credit and a $100.0 million term loan. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of December 31, 2007 and is subject to a prepayment premium of 3.50% if the facility is repaid after June 15, 2006.

     As of October 6, 2006, we had borrowed $129.7 million under the senior secured credit facility and had approximately $5.0 million available under this facility for future borrowings.

     Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.5% (effective August 15, 2006) equaling 12.0% at October 6, 2006; or the Base Rate (prime rate), plus 4.5% (effective August 15, 2006) equaling 12.8% at October 6, 2006. The Company has the option to convert any base rate loan to LIBOR rate loan.

     Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. In addition, under our senior secured credit facility, we are required to comply with a minimum EBITDA and consolidated fixed charge coverage ratio. We are also required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders. Subsequent to July 1, 2006, the Company entered into a ninth amendment to, and waiver, under the senior secured credit facility, which suspends the consolidated fixed charge coverage ratio and minimum EBITDA covenants through and including March 2007 and adds a monthly cash flow covenant through March 2007. (See Note 22, "Subsequent Events").

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

SECOND LIEN CREDIT AGREEMENT

     On August 26, 2005, in connection with the closing of our debt exchange offer, we entered into a second lien credit agreement with The Bank of New York, as agent, which provides for the issuance of up to $110 million aggregate principal amount of Second Lien Notes. We issued approximately $99.2 million of Second Lien Notes in connection with our debt exchange offer. We subsequently issued an additional $4.1 million of Second Lien Notes in connection with our private exchange. A gain of $21.7 million (approximately $1.52 per share) was realized on the debt exchange. We may add additional lenders under the second lien credit agreement through the issuance of additional Second Lien Notes as long as the aggregate principal amount of the Second Lien Notes does not exceed $110 million.

     The second lien credit agreement and the Second Lien Notes have a maturity date of March 31, 2008. The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, equaling 11.72125% as of July 1, 2006, payable in cash on January 15th and July 15th of each year. The default rate is LIBOR plus 10%.

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

SENIOR SUBORDINATED NOTES

     On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the "2008 Notes") due April 15, 2008. Proceeds of the 2008 Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (Salton Europe). On August 26, 2005, the Company completed a private debt exchange for approximately $90.1 million of the 2008 Notes (See "Private Debt Exchange").

     In connection with our debt exchange offer, we obtained the consent of the holders of a majority of the outstanding 2008 Notes to amend the indenture governing such Subordinated Notes to eliminate substantially all of the substantive covenants (other than these dealing with certain asset sales and the application of proceeds therefrom and changes of control) and certain events of default (other than these dealing with the payment of interest and principal when due) contained in such indentures. We have entered into supplements to the indentures governing the 2008 Notes to reflect such amendments.

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

SALTON EUROPE FACILITY AGREEMENT

     On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $112.8 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At July 1, 2006, these rates for borrowings denominated in the Great Britain Pound were approximately 13.66% and 9.41% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 10.09%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $92.5 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $9.2 million and $11.1 million, respectively). The Company has used borrowings under these facilities to repay existing debt and for working capital purposes. As of July 1, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of L9.5 million (approximately $17.6 million) and borrowings denominated in the U.S. Dollar of $2.0 million. Under the Term Loan Facilities, the Company had L0.8 million (approximately $1.5 million) classified as current debt, and the remainder classified under long-term debt.

     The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company's European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, the Company is required to comply with a fixed charge coverage ratio. Subsequent to July 1, 2006, the Company entered into an amendment and restatement to the Facility Agreement, which waives compliance with the fixed charge coverage ratio for the months of April and May 2006 and amends the definition of such covenant thereafter.

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

CONVERTIBLE PREFERRED STOCK

     On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum to 12 1/2% of the Liquidation Preference (defined below). In addition to the dividend provided above, in the event the Board of Directors of the Corporation shall determine to pay any cash or non-cash dividends or distributions on its Common Stock (other than dividends payable in shares of its Common Stock) the holders of shares of Convertible Preferred Stock shall be entitled to receive cash and non-cash dividends or distributions in an amount and of a kind equal to the dividends or distributions that would have been payable to each such holder as if the Convertible Preferred Stock held by such holder had been converted into Common Stock immediately prior to the record date for the determination of the holders of Common Stock entitled to each such dividend or distribution; provided, however, that if the Corporation shall dividend or otherwise distribute rights to all holders of Common Stock entitling the holders thereof to subscribe for or purchase shares of capital stock of the Corporation, which rights (i) until the occurrence of a specified event or events are deemed to be transferred with such shares of Common Stock and are not exercisable and (ii) are issued in respect of future issuances of Common Stock, the holders of shares of the Convertible Preferred Stock shall not be entitled to receive any such rights until such rights separate from the Common Stock or become exercisable, whichever is sooner.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

     In June 2006 the FASB ratified a consensus on the EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)" regarding the classification of certain sales, value added and excise taxes within the income statement. This EITF is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of the EITF on its presentation of such taxes on the statement of operations.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this statement on the consolidated financial statements.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans." This statement requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of the fiscal year ending after December 15, 2006. We are currently evaluating the impact of adopting this statement on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for financial statements issued after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities.

     The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for greater than 10% of the gross accounts receivable at July 1, 2006, and only one customer accounted for 10.6% of the gross accounts receivable at July 2, 2005, the Company believes there is no concentration of credit risk.

     ESTIMATES OF CREDITS TO BE ISSUED TO CUSTOMERS -- Salton regularly receives requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising, volume rebate agreements, product markdown allowances and other promotional allowances. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. This process entails a significant amount of inherent subjectivity and uncertainty.

     These incentives are accounted for in accordance with Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). In instances where there is an agreement with the customer to provide advertising funds, reductions in amounts received from customers as a result of cooperative advertising programs are included in the consolidated statement of income on the line entitled "Selling, general, and administrative expenses." Returns, markdown allowances, cash discounts, and volume rebates are all recorded as reductions of net sales.

     INVENTORIES -- The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 49.6% and 60.7% of the Company's inventories of continuing operations as of July 1, 2006 and July 2, 2005, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See
Note 6, "Inventories."

     PATENTS, TRADE NAMES AND OTHER IDENTIFIABLE INTANGIBLE ASSETS -- The identifiable intangible assets of the Company are primarily trade names acquired in transactions and business combinations. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

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

CONTRACTUAL OBLIGATIONS

     To facilitate an understanding of the Company's contractual obligations and commercial commitments, the following data is provided:

                                                                    PAYMENTS DUE BY PERIOD
                                                          ------------------------------------------
                                                            WITHIN         2-3        4-5    AFTER 5
                                                 TOTAL      1 YEAR       YEARS      YEARS      YEARS
----------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Long-Term Debt(1)                             $320,223    $ 12,512    $294,189    $13,522    $    --
Short-Term Debt                                 19,975         386      19,589         --         --
Capital Lease Obligations                           39          31           8         --         --
Operating Leases                                67,596       7,979      13,811     12,406     33,400
----------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations            $407,833    $ 20,908    $327,597    $25,928    $33,400
----------------------------------------------------------------------------------------------------
Projected Interest(2)                         $ 47,861    $ 27,294    $ 20,567    $    --    $    --
----------------------------------------------------------------------------------------------------

(1) Includes accrued interest of $11.0 million due within 1 year and $13.1 million due within 2 years.

(2) Interest was projected based on average borrowings on credit facilities through their maturities at rates in affect at July 1, 2006

                                                                    PAYMENTS DUE BY PERIOD
                                                          ------------------------------------------
                                                 TOTAL      WITHIN         2-3        4-5    AFTER 5
                                               AMOUNTS      1 YEAR       YEARS      YEARS      YEARS
----------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
License Agreements(1)                         $15,707     $  5,115    $  7,187    $ 1,790    $ 1,615
Pension Plan Contributions(2)                   2,003        2,003          --         --         --
Lawsuit Settlement(3)                             500           --         500         --         --
Foreman Agreement(4)                              750          750          --         --         --
Sonex Earn-Out Consideration(5)                    --           --          --         --         --
----------------------------------------------------------------------------------------------------
Total Commercial Commitments                  $18,960     $  7,868    $  7,687    $ 1,790    $ 1,615
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

(3) Settlement relating to securities class action lawsuit.

(4) Agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line.

(5) Additional consideration to be paid to Sonex International Corporation based on net sales after allowances, commencing after net sales of Sonex products exceed $20.0 million. As of July 1, 2006, the Company will continue to accrue and shall owe up to an additional $2.5 million.

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

     The fair values of our long-term, fixed rate debt and foreign currency forward contracts were estimated based on dealer quotes.

     The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.

                            2007       2008       2009       2010       2011     THEREAFTER     TOTAL      FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
FISCAL YEAR 2006
Liabilities:

Short-term loan            $   386              $ 19,589                                       $ 19,975     $ 19,975
  Average interest rate       9.50%                 9.41%

Long-term debt:
  Fixed rate amount(1)               $ 59,881                         $ 13,522                 $ 73,403     $ 56,228
  Average interest rate                 12.25%                                (1)
  Variable rate
    amount(2)(3)           $12,512   $217,949   $ 16,359                                       $246,820     $222,713
  Average interest rates     13.66%     11.23%     13.66%

                            2006       2007       2008       2009       2010     THEREAFTER     TOTAL      FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
FISCAL YEAR 2005

Liabilities:
Short-term loan            $22,056                                                             $ 22,056     $ 22,056
  Average interest rate       5.42%

Long-term debt:
  Fixed rate amount        $45,990              $ 59,881                                       $105,871     $ 58,038
  Average interest rate      10.75%                12.25%
  Variable rate amount     $47,551              $203,098                                       $250,649     $204,832
  Average interest rates      8.27%                 9.66%

---------------

(1) The long-term fixed rate debt amount consists of Sr. Subordinated Notes due April 15, 2008 and Series C preferred stock that is mandatorily redeemable by the Company in cash on August 26, 2010. The current carrying amount of the Series C preferred stock is $8.9 million (see Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt").

(2) The variable rate amount due fiscal 2007 includes accrued interest of $11.0 million related to the Second Lien Notes. The variable rate amount due fiscal 2008 includes $100.0 million senior secured credit facility, $103.3 million of Second Lien Notes and $13.1 million of accrued interest related to the Second Lien Notes (see Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt").

(3) The average interest rate on the variable rate debt due fiscal 2008 is the weighted average rate of the senior secured credit facility and the Second Lien Notes. The variable rate senior secured credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a LIBOR rate plus an applicable margin. The variable rate on the Second Lien Notes is set at a LIBOR rate plus an applicable margin.

     The average interest rate on our outstanding debt was approximately 11.66% at July 1, 2006 compared to 9.75% at July 2, 2005, or an increase of 191 basis points, or 19.2%. An increase of 100 basis points in our average interest rate could impact us by adding $2.1 million of additional interest cost annually (based upon our debt outstanding at July 1, 2006).

     We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in British Pounds, Australian Dollars or Brazilian Reals, and foreign currency translation risk as the financial position and operating results of the Company's foreign subsidiaries are translated into U.S. dollars for consolidation.

     We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedge residual balance sheet exposures. At July 1, 2006, we had a forward contract outstanding for the purchase of $1.0 million over the course of the next twelve months.

     During fiscal year 2006, average monthly foreign exchange rates changed as follows:

                    WEIGHTED-AVERAGE MONTHLY EXCHANGE RATE:

                                                                                 INCREASE
                                                              FY2005   FY2006   (DECREASE)     %
                                                              ------   ------   ----------   -----
British Pound                                                 1.8645   1.7762    (0.0883)    (4.73)
Australian Dollar                                             0.7512   0.7489    (0.0022)    (0.29)
Brazilian Real                                                0.3784   0.4531     0.0746     19.71

     For the year ended July 1, 2006 our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $239.1 million, and stockholders' equity includes a current increase of approximately $0.9 million due to the positive impact of foreign currency exchange rates as compared to the prior year. A 10% change from the 2006 average foreign currency exchange rates would have resulted in an increase or decrease in our annual net sales and stockholders' equity of 3.7% and 37.7%, respectively.

     The risk analyses provided above do not represent actual gains or losses in fair value that we will incur. It is important to note that the changes in value represent the potential for change in fair value under certain assumptions, and actual results may be materially different.

ITEM 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

ITEM 9A.  Controls and Procedures

     Salton carried out an evaluation, under the supervision and with the participation of Salton's management, including Salton's principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of July 1, 2006. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     In fiscal year 2006, Salton exited from accelerated filer status as a result of its total market capitalization falling below the required threshold of $50 million as of the end of the second fiscal quarter. As a result, Salton is not required to provide the prescribed management report on internal control over financial reporting otherwise required by the Sarbanes Oxley Act, section
404. In addition, the Company's auditors are not required to audit the internal control over financial reporting, and have not done so. Management, however, recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting, and has continued to conduct its testing and assessment accordingly.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company previously reported an internal control deficiency related to the preparation and review of its tax provision and related accounting procedures at the end of fiscal 2005. Management had determined that this control deficiency constituted a material weakness as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2.

     In response to the recognition of the material weakness in the tax processes and procedures, management began a remediation process that continued throughout fiscal year 2006. The remediation process included:

          1. Hiring additional staff with significant domestic and international tax experience;

          2. Retaining external resources to supplement the Company's tax personnel;

          3. Additional training and enhanced research tools; and

          4. Implementing additional policies and interim reporting requirements to ensure the accuracy of accounting and tax calculations supporting the amounts reflected in the financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.

     These actions have resulted in significant improvements in the income tax accounting processes and procedures, as of the end of fiscal 2006. In order to consider the deficiency to be fully remediated the changes must operate for an adequate period of time to be fully tested and assessed by management. The timing of the implementation of a number of the changes along with the complexity of certain tax positions did not allow management adequate time to complete its testing and assessment process. There are further actions planned in fiscal 2007, to ensure that all procedures can be completed within a period of time that is adequate to allow for full testing and assessment.

     Except as described above as it relates to income tax processes and procedures, there were no changes in internal control over financial reporting that occurred in the fourth quarter of fiscal 2006, that has materially affected or is reasonably likely to materially affect Salton's internal controls over financial reporting.

ITEM 9B.  Other Information

     None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this Item 10 as to the executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Stock Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

EQUITY COMPENSATION PLAN INFORMATION

     This table shows information about the securities authorized for issuance under our equity compensation plans as of July 1, 2006.

                                                  (A)                    (B)

                                                            WEIGHTED-AVERAGE
                              NUMBER OF SECURITIES TO      EXERCISE PRICE OF
                              BE ISSUED UPON EXERCISE   OUTSTANDING OPTIONS,
                              OF OUTSTANDING OPTIONS,           WARRANTS AND
                                  WARRANTS AND RIGHTS                 RIGHTS
----------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders(1)                                1,206,516          $ 9.98
Equity compensation plans not
  approved by security
  holders(2)                                  957,075          $21.03
----------------------------------------------------------------------------
TOTAL                                       2,163,591          $14.87
----------------------------------------------------------------------------

                                                   (C)
                                  NUMBER OF SECURITIES
                               REMAINING AVAILABLE FOR
                                 FUTURE ISSUANCE UNDER
                                   EQUITY COMPENSATION
                                      PLANS (EXCLUDING
                                  SECURITIES REFLECTED
                                         IN COLUMN (A)
-----------------------------  -----------------------
Equity compensation plans
  approved by security
  holders(1)                                   738,946
Equity compensation plans not
  approved by security
  holders(2)                                   654,928
-----------------------------
TOTAL                                        1,393,874
-----------------------------

(1) Includes: 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan.

(2) Includes our: 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan.

ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 14.  Principal Accounting Fees and Services

     This information is in the Proxy Statement under the heading "Independent Auditor Information" and is incorporated by reference.

                                    PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

     (a)1 and 2 -- An "Index to Financial Statements and Financial Statement Schedules" has been filed as a part of this Report beginning on page F-1 hereof.

     (a)(3) Exhibits -- An "Exhibit Index" has been filed as part of this Report beginning on page F-47 hereof and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of October, 2006.

                                          SALTON, INC.

                                          By:      /s/ WILLIAM M. LUTZ
                                            ------------------------------------
                                                      William M. Lutz
                                                  Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 16, 2006.

SIGNATURE
---------



          /s/ LEONHARD DREIMANN               Chief Executive Officer and Director
------------------------------------------    (Principal Executive Officer)
            Leonhard Dreimann




            /s/ WILLIAM B. RUE                President and Chief Operating Officer and Director
------------------------------------------
              William B. Rue




           /s/ WILLIAM M. LUTZ                Chief Financial Officer
------------------------------------------    (Principal Accounting and Financial Officer)
             William M. Lutz




           /s/ BRUCE J. WALKER                Director
------------------------------------------
             Bruce J. Walker




            /s/ STEVEN M. OYER                Director
------------------------------------------
              Steven M. Oyer




          /s/ DANIEL J. STUBLER               Director
------------------------------------------
            Daniel J. Stubler




                                              Director
------------------------------------------
              Lester C. Lee




                                              Director
------------------------------------------
              David M. Maura

                                  SALTON, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                            YEAR ENDED JULY 1, 2006

                                                              PAGE
Report of Independent Registered Public Accounting Firm        F-2

Consolidated Balance Sheets                                    F-3

Consolidated Statements of Operations                          F-5

Consolidated Statements of Stockholders' Equity                F-6

Consolidated Statements of Cash Flows                          F-8

Notes to Consolidated Financial Statements                    F-10

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salton, Inc.
Lake Forest, Illinois

     We have audited the accompanying consolidated balance sheets of Salton, Inc. and subsidiaries (the "Company") as of July 1, 2006 and July 2, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 1, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. and subsidiaries as of July 1, 2006 and July 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Chicago, Illinois
October 13, 2006

SALTON, INC.

CONSOLIDATED BALANCE SHEETS

JULY 1, 2006 AND JULY 2, 2005
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                  2006        2005
----------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                        $ 18,103    $ 14,857
  Compensating balances on deposit                              39,516      34,355
  Accounts receivable, less allowance:
    2006 $9,440; 2005 -- $7,695                                117,094     140,179
  Inventories                                                  143,997     195,065
  Assets held for sale                                              --         998
  Prepaid expenses and other current assets                     14,809      16,048
  Prepaid income taxes                                           1,332          --
  Deferred income taxes                                          5,433       5,524
  Current assets of discontinued operations                         --     101,927
----------------------------------------------------------------------------------
         Total current assets                                  340,284     508,953
Property, Plant and Equipment:
  Land                                                           6,481       6,275
  Buildings                                                     13,376      14,145
  Molds and tooling                                             44,902      41,863
  Equipment and office furniture                                48,069      48,222
----------------------------------------------------------------------------------
                                                               112,828     110,505
----------------------------------------------------------------------------------
  Less accumulated depreciation                                (72,368)    (60,278)
----------------------------------------------------------------------------------
Net Property, Plant and Equipment                               40,460      50,227
Trade names                                                    159,675     180,041
Non-Current Deferred Tax Asset                                   3,269      54,730
Other Assets                                                     9,844      11,555
Non-Current Assets of Discontinued Operations                       --       7,737
----------------------------------------------------------------------------------
TOTAL ASSETS                                                  $553,532    $813,243
----------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

JULY 1, 2006 AND JULY 2, 2005
(IN THOUSANDS EXCEPT SHARE DATA)

                                                                  2006       2005
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving line of credit and other current debt             $ 32,518   $ 70,730
  Senior subordinated notes -- current                              --     45,990
  Accounts payable                                              91,308     86,254
  Accrued expenses                                              28,081     34,802
  Accrued interest                                               5,028     13,589
  Income taxes payable                                             702      4,375
  Current liabilities of discontinued operations                    --     47,331
---------------------------------------------------------------------------------
         Total current liabilities                             157,637    303,071
Non-Current Deferred Tax Liability                              16,271      3,334
Senior Subordinated Notes due 2005                                  --     79,010
Senior Subordinated Notes due 2008, including an adjustment
  of $1,829 and $7,082 to the carrying value related to
  interest rate swap agreements, respectively                   61,531    156,387
Second Lien Notes, including an adjustment of $13,136 and $0
  to the carrying value for accrued interest, respectively     116,407         --
Series C Preferred Stock, $.01 par value; authorized,
  150,000 shares; 135,217 shares issued                          8,922         --
Term Loan and Other Notes Payable                              117,908    100,050
Other Long Term Liabilities                                     15,668     20,283
Non-Current Liabilities of Discontinued Operations                  --      6,917
---------------------------------------------------------------------------------
         Total liabilities                                     494,344    669,052
Minority Interest                                                   --     24,263
Convertible Preferred Stock, $.01 par value; authorized,
  2,000,000 shares, 40,000 shares issued                        40,000     40,000

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value; authorized, 40,000,000
    shares; shares issued and outstanding:
    2006 -- 14,386,390; 2005 -- 11,376,292                         178        148
  Treasury stock -- 7,885,845 shares, at cost                  (65,793)   (65,793)
  Additional paid-in capital                                    63,854     55,441
  Accumulated other comprehensive income                        10,297     11,513
  Retained earnings                                             10,652     78,619
---------------------------------------------------------------------------------
         Total stockholders' equity                             19,188     79,928
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $553,532   $813,243
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND JULY 3, 2004
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                  2006       2005        2004
---------------------------------------------------------------------------------------------
Net sales                                                    $ 635,960   $781,736   $ 844,760
Cost of goods sold                                             447,530    539,583     577,225
Distribution expenses                                           44,079     54,679      62,771
---------------------------------------------------------------------------------------------
Gross profit                                                   144,351    187,474     204,764
Selling, general and administrative expenses                   172,075    207,810     248,474
Impairment loss on goodwill and intangible assets               21,967      3,211      40,855
Restructuring costs                                                867      1,015       1,798
---------------------------------------------------------------------------------------------
Operating loss                                                 (50,558)   (24,562)    (86,363)
Interest expense, net                                           36,968     51,703      39,783
(Gain)/loss -- early settlement of debt                        (21,721)        --       5,049
---------------------------------------------------------------------------------------------
Loss before income taxes                                       (65,805)   (76,265)   (131,195)
Income tax expense (benefit)                                    36,229    (22,340)    (27,434)
---------------------------------------------------------------------------------------------
Net loss from continuing operations                           (102,034)   (53,925)   (103,761)
Income from discontinued operations, net of tax                  1,735      2,138       8,589
Gain on sale of discontinued operations, net of tax             32,332         --          --
---------------------------------------------------------------------------------------------
Net loss                                                     $ (67,967)  $(51,787)  $ (95,172)
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding                      13,393     11,374      11,258
Weighted average common and common equivalent shares
  outstanding                                                   13,393     11,374      11,258
Net loss per common share: Basic Loss from continuing
  operations                                                 $   (7.62)  $  (4.74)  $   (9.22)
  Income from discontinued operations, net of tax                 0.13       0.19        0.77
  Gain on sale of discontinued operations, net of tax             2.41         --          --
---------------------------------------------------------------------------------------------
Net loss per common share: Basic                             $   (5.08)  $  (4.55)  $   (8.45)
---------------------------------------------------------------------------------------------
Net loss per common share: Diluted Loss from continuing
  operations                                                 $   (7.62)  $  (4.74)  $   (9.22)
  Income from discontinued operations, net of tax                 0.13       0.19        0.77
  Gain on sale of discontinued operations, net of tax             2.41         --          --
---------------------------------------------------------------------------------------------
Net loss per common share: Diluted                           $   (5.08)  $  (4.55)  $   (8.45)
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 3, 2004, JULY 2, 2005 AND JULY 1, 2006
(IN THOUSANDS)

                                                                   COMMON              ADDITIONAL
                                                                   SHARES    COMMON       PAID IN
                                                              OUTSTANDING     STOCK       CAPITAL
-------------------------------------------------------------------------------------------------
BALANCE, JUNE 28, 2003                                             11,187    $  148    $   56,179
  Net loss                                                             --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $692                         --        --            --
  Derivative liability net of tax of $(2,268)                          --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Stock options exercised                                                36        --           223
Issuance of common stock                                              147        --           163
Foreman Additional Liability                                           --        --          (418)
-------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 2004                                              11,370       148        56,147
  Net loss                                                             --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $(425)                       --        --            --
  Derivative liability net of tax of $3,263                            --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Stock options exercised                                                 6        --            27
Foreman additional liability                                           --        --          (733)
-------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 2005                                              11,376    $  148    $   55,441
-------------------------------------------------------------------------------------------------
  Net loss                                                             --        --            --
  Other comprehensive income:
  Minimum pension liability net of tax of $835                         --        --            --
  Derivative liability net of tax of $2                                --        --            --
  Foreign currency translation                                         --        --            --
    Total comprehensive income                                         --        --            --
Issuance of common stock                                              171         3           298
Stock based compensation                                              192         2           521
Stock options exercised                                               105        --           174
Subordinated Note exchange                                          2,042        20         6,273
Foreman additional liability                                          500         5         1,147
-------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 2006                                              14,386    $  178    $   63,854
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              ACCUMULATED
                                    OTHER            TOTAL            TOTAL
    RETAINED    TREASURY    COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
    EARNINGS       STOCK    INCOME (LOSS)           EQUITY           INCOME
---------------------------------------------------------------------------
    $225,578    $(67,019)   $        (982)   $     213,904
     (95,172)         --               --          (95,172)   $     (95,172)
          --          --            1,900            1,900            1,900
          --          --           (5,381)          (5,381)          (5,381)
          --          --           17,131           17,131           17,131
                                                              -------------
          --          --               --               --    $     (81,522)
                                                              -------------
          --          --               --              223
          --       1,226               --            1,389
          --          --               --             (418)
---------------------------------------------------------------------------
     130,406     (65,793)          12,668          133,576
     (51,787)         --               --          (51,787)   $     (51,787)
          --          --           (1,007)          (1,007)          (1,007)
          --          --            7,434            7,434            7,434
          --          --           (7,582)          (7,582)          (7,582)
                                                              -------------
          --          --               --               --    $     (52,942)
                                                              -------------
          --          --               --               27
          --          --               --             (733)
---------------------------------------------------------------------------
    $ 78,619    $(65,793)   $      11,513    $      79,928
---------------------------------------------------------------------------
     (67,967)         --               --          (67,967)   $     (67,967)
          --          --            2,759            2,759            2,759
          --          --           (1,404)          (1,404)          (1,404)
          --          --           (2,571)          (2,571)          (2,571)
                                                              -------------
          --          --               --               --    $     (69,183)
                                                              -------------
          --          --               --              301
          --          --               --              523
          --          --               --              174
          --          --               --            6,293
          --          --               --            1,152
---------------------------------------------------------------------------
    $ 10,652    $(65,793)   $      10,297    $      19,188
---------------------------------------------------------------------------

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND JULY 3, 2004
(IN THOUSANDS)

                                                                  2006       2005          2004
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(67,967)  $(51,787)  $   (95,172)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Imputed interest on note payable and other non-cash
     items                                                        (117)    (1,906)       (2,254)
    Deferred income tax provision (benefit)                     41,351    (18,042)      (31,284)
    Stock based compensation expense                               522         --            --
    Depreciation and amortization                               15,476     19,914        19,433
    Amortization of deferred financing costs                     4,925      4,624         3,501
    Bad debt provision (recovery)                                4,678     (1,191)        3,389
    Gain on sale of discontinued operations                    (32,332)        --            --
    (Gain)/loss on disposal of property and equipment             (451)       219         5,304
    Inventory valuation adjustment                                 207      3,037        20,192
    Impairment loss on goodwill and intangible assets           21,967      3,211        40,855
    Foreign currency gains and losses, unrealized                 (183)       (32)          678
    (Gain)loss -- early settlement of debt                     (21,721)        --         5,049
    Gain on sale of investment                                      --       (861)           --
    Minority interest, net of tax                                1,404      6,389         7,745
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                          5,706     12,199        23,940
    Inventories                                                 18,926     12,959       (45,071)
    Prepaid expenses and other current assets                   (2,661)      (618)       (4,385)
    Other non-current assets                                     2,509       (311)          180
    Accounts payable                                            13,080    (15,875)       54,848
    Income taxes payable                                        (3,379)     3,592        17,669
    Accrued expenses                                            (9,890)     7,190        (1,553)
-----------------------------------------------------------------------------------------------
      Net cash from operating activities                        (7,950)   (17,289)       23,064
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (5,902)    (9,271)      (33,108)
  Proceeds from sale of property and equipment                   2,147     17,161         1,041
  Proceeds from sale of tabletop assets                         14,195         --            --
  Proceeds from sale of discontinued operations, net of
    $10,998 cash sold                                           69,938         --            --
  Acquisition of majority interest, net of cash acquired        (4,525)        --            --
  Additional payment for trade names                              (217)        --            --
  Increase in compensating balances on deposit                  (4,867)      (355)      (16,600)
-----------------------------------------------------------------------------------------------
      Net cash from investing activities                        70,769      7,535       (48,667)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving line of credit
    and other short term debt                                  (42,704)    27,786        61,047
  Proceeds from new credit agreement                            48,870         --       105,928
  Repayment of terminated credit agreement                     (39,675)        --      (105,928)
  Repayment of long-term debt                                  (50,475)    (1,049)         (869)
  Distributions to minority shareholders                            --     (2,296)           --
  Costs associated with refinancing                            (13,637)    (2,598)       (4,338)
  Additional payment for trade names                                --     (1,095)      (21,875)
  Common stock issued                                              175         27           223
-----------------------------------------------------------------------------------------------
      Net cash from financing activities                       (97,446)    20,775        34,188
-----------------------------------------------------------------------------------------------
  The effect of exchange rate changes on cash                    1,939     (3,447)        2,030
-----------------------------------------------------------------------------------------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS           (32,688)     7,574        10,615
-----------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR(1), INCLUDING CASH OF DISCONTINUED
  OPERATIONS OF $35,934, $27,917, AND $4,143, RESPECTIVELY      50,791     43,217        32,602
-----------------------------------------------------------------------------------------------
CASH, END OF YEAR(1), INCLUDING CASH OF DISCONTINUED
  OPERATIONS OF $0, $35,934, AND $27,917, RESPECTIVELY        $ 18,103   $ 50,791   $    43,217
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                  $ 39,229   $ 40,342   $    38,450
    Income taxes, net of refunds                                   614      5,480        (5,731)

---------------

(1) Amounts do not agree directly to face of balance sheet.

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND JULY 3, 2004

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     In the quarter ended July 1, 2006, the Company issued 500,000 shares of restricted common stock in lieu of cash under an agreement with one of the venture participants under the Foreman obligation.

     In the quarter ended April 1, 2006, the Company issued 171,428 shares of restricted common stock to the Agent of the Senior Secured Credit Facility.

     In the quarter ended December 31, 2005, the Company entered into a facility agreement allowing the Company's European subsidiaries to borrow funds in accordance with the terms of the agreement. Concurrently with the repayment of the previous credit agreement, the Company recorded $1.3 million in financing fees, funded by proceeds from the new agreement.

     In the quarter ended October 1, 2005, the Company issued 2,041,420 shares of its common stock, and 135,217 shares of its Series C preferred stock with a total liquidation preference of $13.5 million as part of the Debt Exchange more fully described in Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt."

     In fiscal 2005, the Company incurred capital lease obligations of $0.7 million

     In the quarter ended July 3, 2004, the Company entered into an amended and restated senior secured revolving credit facility ("amended agreement"). Concurrently with the repayment of the terminated credit agreement, the Company recorded $5.9 million in financing fees, funded by proceeds from the amended agreement.

     In the quarter ended March 27, 2004, the Company issued 146,902 shares of common stock out of treasury in lieu of cash for the final payment to one of the venture participants under the Foreman obligation.

     In the quarter ended December 27, 2003, the Company incurred a capital lease obligation of $0.7 million.

See notes to consolidated financial statements.                      (Concluded)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND JULY 3, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton, Inc. (the "Company" or "Salton") is a leading designer, marketer and distributor of branded, high quality small appliances and electronics for the home, home decor and personal care and wellness products. Salton's product mix includes a broad range of kitchen and home appliances, electronics, time products, lighting products and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton(R), George Foreman(R), Westinghouse(TM), Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). Salton believes its strong market position results from its well-known brand names, high quality and innovative products, strong relationships with its customer base and the Company's focused outsourcing strategy.

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

     FISCAL YEAR        YEAR ENDED   WEEKS
------------------------------------------
        2006           July 1, 2006   52
        2005           July 2, 2005   52
        2004           July 3, 2004   53

     Foreign Currency -- Salton's reporting currency is the U.S. Dollar. Salton's foreign subsidiaries functional currencies are their local currencies. Translation adjustments resulting from translating the functional currency financial statements into U.S. Dollars are reported separately in accumulated other comprehensive income in the consolidated statements of stockholders' equity. Gains and losses from foreign currency transactions are recognized in the consolidated statements of operations. The Company recorded net foreign currency transaction gains in continuing operations of $2.2 million, $3.9 million and $0.1 million in fiscal 2006, 2005 and 2004, respectively.

     Reclassifications -- During the quarter ended October 1, 2005, the Company sold its 52.6% ownership interest in Amalgamated Appliance Holdings Limited
(AMAP), a manufacturer and distributor of small appliances and consumer electronics in South Africa. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the rules and regulations of the Securities and Exchange Commission (the "SEC") the Company has reclassified the reported revenue and expenses from AMAP as income from discontinued operations in the accompanying financial statements from amounts previously reported in the Company's financial statements for each of the three years included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2006. The Company has also reclassified all associated assets and liabilities of AMAP as assets and liabilities of discontinued operations as of July 2, 2005.

     Use of Estimates -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and estimated lives of fixed assets and intangibles.

     Compensating Balances on Deposit -- The Company utilizes a facility with a bank to provide short-term documentary credits to conduct business with its suppliers in certain countries. These arrangements require that funds be held on deposit as security for this facility.

     Allowance for Doubtful Accounts -- The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. Based on the procedures outlined herein, and the fact that no customer accounted for greater than 10% of the gross accounts receivable at July 1, 2006, and only one customer accounted for 10.6% of the gross accounts receivable at July 2, 2005, the Company believes there is no concentration of credit risk.

     Estimates of Credits to be Issued to Customers -- Salton regularly receives requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising, volume rebate agreements, product markdown allowances and other promotional allowances. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. This process entails a significant amount of inherent subjectivity and uncertainty.

     These incentives are accounted for in accordance with Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-9"). In instances where there is an agreement with the customer to provide advertising funds, reductions in amounts received from customers as a result of cooperative advertising programs are included in the consolidated statement of income on the line entitled "Selling, general, and administrative expenses." Returns, markdown allowances, cash discounts, and volume rebates are all recorded as reductions of net sales.

     Inventories -- The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company's domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 49.6% and 60.7% of the Company's inventories of continuing operations as of 2006 and 2005, respectively. All remaining inventory cost is determined on the first-in, first-out basis. See Note 6, "Inventories."

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income as incurred. Depreciation, which includes amortization of assets under capital leases, as well as depreciation for leasehold improvements, is based on the straight-line method over the shorter of the period of the lease or the estimated useful lives of the assets (see table below).

ASSET CATEGORY                                                USEFUL LIFE (IN YEARS)
------------------------------------------------------------------------------------
Buildings                                                                   10 to 50
Molds and tooling                                                             3 to 5
Equipment and office furniture                                               3 to 10

     Depreciation expense charged to continuing operations was $12.8 million in 2006, $14.3 million in 2005 and $16.6 million in 2004.

     Patents, Tradenames and Other Identifiable Intangible Assets -- The identifiable intangible assets of the Company are primarily trade names acquired in transactions and business combinations. Identifiable intangibles with indefinite lives are not amortized.

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

     The Company's trade names and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which the advertising and promotion occurs. Advertising expense charged to continuing operations was $59.8 million in 2006, $81.0 million in 2005, and $106.2 million in 2004.

     Self-Insurance -- The Company maintains a self-insurance program for health claims for Domestic employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

     Deferred Financing Costs -- The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the straight-line method over the term of the related debt.

     Income Taxes -- The Company accounts for income taxes using the asset and liability approach. If necessary, the measurement of deferred tax assets is reduced, based on available evidence, by the amount of any tax benefits that management believes is more likely than not that it will not be realized.

     Net Income (Loss) per Common and Common Equivalent Share -- Net income
(loss) per common and common equivalent share is computed in accordance with FASB Statement No. 128, "Earnings Per Share," and Emerging Issues Task Force
(EITF) Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share." Basic net income per common share is calculated by allocating income from continuing operations to common stock and participating securities to the extent each security may share in the earnings, based on participation rights, as if all of the earnings for the period had been distributed. A convertible participating security is included in the computation of basic net income per common share if the effect is dilutive.

     Diluted net income per common and common equivalent share reflects the potential dilution that would occur if any outstanding options were exercised and participating securities were converted in accordance with the "if converted" method, if the effect of including these options and securities is dilutive. The two-class method of calculating diluted net income per common and common equivalent share is used in the event the "if converted" method is anti-dilutive.

     Stock Based Compensation -- The Company has various stock-based compensation plans, which are described more fully in Note 14, "Stock Based Compensation." Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), "Share-Based Payment," which revises Statement No. 123 and supercedes ABP 25. FASB Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, was recognized over the remaining vesting period which concluded in fiscal 2006. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant. There were no stock option awards granted in fiscal 2006.

     For periods prior to July 3, 2005, the Company used the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123(R).

                                                                 2005        2004
------------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
Net loss from continuing operations -- as reported             $(53,925)   $(103,761)
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                          (1,473)       (1,517)
------------------------------------------------------------------------------------
Net loss from continuing operations -- pro forma               $(55,398)   $(105,278)
------------------------------------------------------------------------------------
Net loss -- as reported                                        $(51,787)   $ (95,172)
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related taxes                                          (1,473)       (1,517)
------------------------------------------------------------------------------------
Net loss -- pro forma                                          $(53,260)   $ (96,689)
------------------------------------------------------------------------------------
Net loss from continuing operations per common share: Basic
  As reported                                                  $ (4.74)    $   (9.22)
  Pro forma                                                      (4.87)        (9.35)
Net loss from continuing operations per common share:
  Diluted
  As reported                                                  $ (4.74)    $   (9.22)
  Pro forma                                                      (4.87)        (9.35)
Net loss per common share: Basic
  As reported                                                  $ (4.55)    $   (8.45)
  Pro forma                                                      (4.68)        (8.59)
Net loss per common share: Diluted
  As reported                                                  $ (4.55)    $   (8.45)
  Pro forma                                                      (4.68)        (8.59)
------------------------------------------------------------------------------------

     Fair Value of Financial Instruments -- The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term, fixed rate debt was estimated based on dealer quotes. As of July 1, 2006, the fair value of the senior subordinated notes was $47.3 million versus a carrying value of $59.9 million. As of July 2, 2005, the fair value of the senior subordinated notes was $151.8 million versus a carrying value of $281.4 million. The Series C preferred stock was recorded at its fair value of $8.0 million, using an effective interest rate of 11.06% (see Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt"). The associated discount is being accreted to interest expense through the maturity date in 2010. As of July 1, 2006, the carrying value of $8.9 million of Series C preferred stock was included in long-term debt. The carrying value of the Series A preferred stock as well as other short-term debt and long-term variable-rate debt approximates fair value.

     New Accounting Pronouncements -- In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, it establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this statement on its financial statements.

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

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

     In June 2006 the FASB ratified a consensus on the EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)" regarding the classification of certain sales, value added and excise taxes within the income statement. This EITF is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of the EITF on its presentation of such taxes on the statement of operations.

     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans." This statement requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for financial statements issued after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

2. INTANGIBLE ASSETS

     Intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment of goodwill and other intangible assets is conducted at the end of the fourth quarter of each fiscal year. Salton's indefinite lived intangible assets are comprised of trade names utilized in the marketing of its products on a worldwide basis. In conducting the impairment test, the Company considers many factors including an analysis from an independent valuation consultant.

     In fiscal 2004, the Company recorded a non-cash, pre-tax impairment charge totaling $40.9 million consisting of the balance of its consolidated goodwill of $28.2 million and certain other indefinite lived intangible assets of $12.7 million, associated with patents and trade names impacted by the adoption of its U.S. restructuring plan.

     In fiscal year 2005, the Company determined that a pre-tax impairment charge against trade names of $3.2 million was necessary to reflect management's decisions regarding discontinuing certain under performing product lines associated with further restructuring activities.

     In the fourth quarter of fiscal year 2006, the annual impairment test was again conducted for the indefinite lived intangible assets. Upon completion of the assessment, it was determined that the carrying value of certain trade names exceeded their fair value. As a result, the Company recorded a $21.1 million impairment charge. The impairment occurred primarily among trade names that are considered outside of the Company's core business and had experienced recent declines, resulting in lower expectations regarding future cash flows. In addition, the Company also recorded a $0.8 million impairment charge against certain patents that were being amortized, to reflect management's decisions regarding discontinuing these product lines.

     The following tables summarize the intangible asset activity and balances:

                                                       IMPAIRMENT                    CURRENCY
                                7/2/2005   ADDITIONS    CHARGES     AMORTIZATION   FLUCTUATIONS   7/1/2006
----------------------------------------------------------------------------------------------------------
                                                                                             (IN THOUSANDS
Trade names -- indefinite
  lived
                                $178,995   $     216   $  (21,145)  $         --   $      1,609   $159,675
Trade names -- definite lived
                                   1,046                     (822)          (224)                       --
----------------------------------------------------------------------------------------------------------
Total                           $180,041   $     216   $  (21,967)  $       (224)  $      1,609   $159,675
----------------------------------------------------------------------------------------------------------

                                                       IMPAIRMENT                    CURRENCY
                                7/3/2004   ADDITIONS    CHARGES     AMORTIZATION   FLUCTUATIONS   7/2/2005
----------------------------------------------------------------------------------------------------------
                                                                                             (IN THOUSANDS
Trade names -- indefinite
  lived
                                $182,665   $     758   $   (3,211)  $         --   $     (1,217)  $178,995
Trade names -- definite lived
                                      --       1,793           --           (747)            --      1,046
----------------------------------------------------------------------------------------------------------
Total                           $182,665   $   2,551   $   (3,211)  $       (747)  $     (1,217)  $180,041
----------------------------------------------------------------------------------------------------------

3. DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a gain of $32.3 million net of tax. Also, the Company licensed its George Foreman, Russell Hobbs and Carmen branded products to AMAP following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                                           (IN THOUSANDS
Net sales from discontinued operations
                                                              $     68,798   $    289,276   $    231,975
--------------------------------------------------------------------------------------------------------
Income from discontinued operations before income taxes              5,477   $     20,760   $     23,679
Income taxes                                                         2,338         12,233          7,345
Minority Interest                                                    1,404          6,389          7,745
--------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax               $      1,735   $      2,138   $      8,589
--------------------------------------------------------------------------------------------------------

     The following sets forth the carrying amounts of the major classes of assets and liabilities classified as assets and liabilities of discontinued operations in the accompanying balance sheet:

                                                               JULY 2, 2005
----------------------------------------------------------------------------
                                                               (IN THOUSANDS
ASSETS
Cash
                                                              $       35,934
Accounts receivable, net
                                                                      25,910
Inventories, net
                                                                      38,349
Prepaid expenses and other current assets
                                                                       1,038
Deferred tax asset
                                                                         696
----------------------------------------------------------------------------
Current assets of discontinued operations                     $      101,927
----------------------------------------------------------------------------
Property, plant and equipment, net                            $        4,003
Trade names                                                            1,474
Other assets, net                                                      2,260
----------------------------------------------------------------------------
Noncurrent assets of discontinued operations                  $        7,737
----------------------------------------------------------------------------


LIABILITIES
Accounts payable                                              $       30,955
Accrued expenses                                                       9,334
Income taxes payable                                                   7,042
----------------------------------------------------------------------------
Current liabilities of discontinued operations                $       47,331
----------------------------------------------------------------------------
Other notes payable                                           $        1,462
----------------------------------------------------------------------------
Deferred tax liability                                                 5,455
----------------------------------------------------------------------------
Noncurrent liabilities of discontinued operations             $        6,917
----------------------------------------------------------------------------

4. SALE OF TABLETOP ASSETS

     On September 16, 2005, the Company completed the sale of certain tabletop assets at cost to Lifetime Brands, Inc. for approximately $14.2 million. With this transaction, Salton divested the Block and Sasaki brands, licenses to Calvin Klein and Napa Style(TM) tabletop products and distribution of crystal products under the Atlantis brand. In addition, the Company entered into a license with Lifetime Brands enabling it to market tabletop products under the Stiffel brand.

5. ACQUISITIONS AND ALLIANCES

ACQUISITION OF THE GEORGE FOREMAN NAME

     In the quarter ended December 25, 1999, Salton acquired effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million, of which $113.8 million was payable in five annual cash installments, and the remaining $23.7 million was paid through the issuance of 779,191 shares of Salton, Inc. common stock issued out of treasury. Salton issued a five-year $113.8 million non-interest bearing subordinated promissory note associated with the annual cash installments. The initial cash installment of $22.8 million was paid during the first half of fiscal year 2000 and the remaining principal of the note of $91.0 was recorded at its present value. As of July 1, 2006, all amounts due under the note had been paid.

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

     As of July 1, 2003, Salton settled the final installment to one of the other participants by issuing 146,902 shares of common stock at $9.36 per share, which was the market value of the common stock on the date of issuance. In connection with this stock payment, Salton agreed to pay cash or issue additional shares, at the Company's election, if the price of the stock should decline within a two year period ("new guarantee obligation") based on the average share price during the 90-day period preceding the second anniversary of the agreement. The two year period is defined as that period after the one year anniversary of the date on which the shares were delivered and before the third anniversary of the date on which the shares were delivered. The shares were delivered in February 2004. In fiscal 2006, the participant sold these shares at an average price of $2.47. In April 2006, the new guarantee obligation was settled by issuing 500,000 shares of common stock at $2.03 per share, which was the 90 day trading average prior to the issuance of the shares. All guarantee obligations were settled as of July 1, 2006.

STRATEGIC ALLIANCES

     The Company continues to participate in joint product development relationships with several third parties to develop, market and distribute new products. These strategic alliances enables the Company to (a) further expand the scope of its product offerings and (b) benefit from the manufacturing expertise and/or strong brand names of the Company's strategic partners. Some current alliances involve equity investments by the Company in privately held equity securities or investments with no observable quoted market value and include other contractual arrangements involving expense and profit sharing. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments.

     The foregoing strategic alliances provide the opportunity for recurring revenues through the sale of various products, including coffee pods and brewing machines. There may be arrangements for sharing the profits derived from each of these strategic alliances once all expenses incurred by Salton and/or the other members of the alliance have been reimbursed from cash flow generated by such alliances. Each of these strategic alliances generally also provide for certain license fees and royalties to the strategic partners and contain minimum sales requirements and other obligations that, if not satisfied, may result in termination of the strategic alliance.

6. INVENTORIES

     A summary of inventories is as follows:

                                                              JULY 1, 2006   JULY 2, 2005
-----------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS
Raw materials
                                                              $      3,024   $      5,209
Finished goods
                                                                   140,973        189,856
-----------------------------------------------------------------------------------------
Total                                                         $    143,997   $    195,065
-----------------------------------------------------------------------------------------

     At July 1, 2006 and July 2, 2005, domestic inventories determined by the last in, first out (LIFO) inventory method amounted to $71.5 million and $118.4 million, respectively. If the first-in, first-out (FIFO) inventory method had been used to determine cost for 100.0% of the Company's inventories, they would have been $4.0 million and $3.1 million higher at July 1, 2006 and July 2, 2005, respectively, and net loss would have been $67.1 million ($5.01 per share) and $50.0 million ($4.39 per share) for fiscal 2006 and 2005, respectively. Obsolescence and valuation reserves included in inventories were $13.2 million at July 1, 2006 and $15.0 million at July 2, 2005, respectively.

7. ASSETS HELD FOR SALE

     The Company classifies certain assets as held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As of July 1, 2006, the Company had no assets classified as held for sale. At July 2, 2005, the Company had a contract for the sale of a warehouse for $1.8 million. The net book value of the warehouse at July 2, 2005 was $1.0 million and was classified as asset held for sale in the 2005 consolidated balance sheet. The sale was finalized on August 12, 2005 with a gain of $0.7 million realized on the transaction.

8. SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND
    LONG-TERM DEBT

     SENIOR SECURED CREDIT FACILITY -- On June 15, 2004, the Company entered into an amended and restated senior secured credit facility ("Credit Facility") consisting of a $100.0 million term loan and a revolving line of credit. Since June 15, 2004, the Company amended the Credit Facility to, among other things:
(1) extend the maturity date to December 31, 2007; (2) increase the maximum size of the facility from $275.0 million to the difference between $287.0 million and the principal amount of the new second lien notes which are discussed below; (3) increase the letter of credit subfacility from $10.0 million to $15.0 million;
(4) modify financial covenants including the elimination of the foreign leverage ratio; and (5) eliminate the pledges of stock of foreign subsidiaries of the Company other than the 66 2/3% of the stock of Salton International CV. The Credit Facility is secured by all of the tangible and intangible assets of domestic entities and is unconditionally guaranteed by each of the Company's direct and indirect domestic subsidiaries.

     The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. In addition, under its senior secured credit facility, the Company is required to comply with fixed charge coverage ratio and minimum EBITDA covenants. Subsequent to July 1, 2006, the Company entered into a Ninth Amendment, and waiver, under the senior secured credit facility, which suspends the consolidated fixed charge coverage ratio and minimum EBITDA covenants beginning with the twelve months ending July 1, 2006 through and including the twelve months ending March 2007 (see Note 22, "Subsequent Events"). The Ninth Amendment adds a monthly cash flow covenant beginning with August 2006 and ending March 2007.

     Information regarding borrowings under the Credit Agreement is as follows:

                                                              JULY 1, 2006   JULY 2, 2005
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Balance at end of fiscal period                                 $100,000       $147,551
Interest rate at end of fiscal period                              11.17%          8.27%
Maximum amount outstanding at any month-end                      157,107        194,552
Average month-end amount outstanding                             127,820        163,643
Weighted average interest rate during fiscal period                 9.96%          7.45%
Outstanding letters of credit at end of fiscal period                289            134
Unused letters of credit at end of the fiscal period              14,711          9,866

REVOLVING LINE OF CREDIT AND OTHER CURRENT DEBT

     REVOLVING CREDIT FACILITY -- The revolving line of credit of the Credit Facility provides advances based primarily upon percentages of eligible accounts receivable and inventories. On July 1, 2006, the Company had no outstanding balance under the revolving facility and had $5.1 million available for future borrowings. On July 2, 2005, the Company had borrowings of $47.6 million under the revolving facility and had $8.4 million available for future borrowings. Typically, given the seasonal nature of Salton's business, borrowings and availability tend to be highest in the second fiscal quarter.

     At July 1, 2006, the rate plus applicable margin on the Credit Facility was 12.25% for Base (Prime) rate loans. The Company has the option to convert any base rate loan to a LIBOR rate loan, which includes an applicable margin of 6.0%. LIBOR rate loans are to be no lower than a rate of 7.0%.

     The revolving line of credit of the Credit Facility is classified as current as of July 2, 2005 because the agreement includes a subjective acceleration clause requiring the Company to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders.

     LETTERS OF CREDIT -- As of July 1, 2006, the Company had outstanding letters of credit of $0.3 million under the letter of credit subfacility of $15.0 million.

     SENIOR SUBORDINATED NOTES -- On December 16, 1998, the Company issued $125.0 million of 10 3/4% Senior Subordinated Notes (the "2005 Notes") due December 15, 2005. As of July 2, 2005, the outstanding balance was classified as current debt. Subsequent to July 2, 2005, the Company completed a series of private debt exchanges (see "Debt Exchange") for an aggregate of approximately $79.2 million of the 2005 Notes. During the second quarter of fiscal 2006, the Company repurchased $9.2 million in aggregate principal amount of the outstanding 2005 Notes for $9.1 million and repaid the remaining $36.6 million of outstanding 2005 Notes upon maturity.

     SALTON EUROPE FACILITY AGREEMENT -- On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $112.8 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At July 1, 2006, these rates for borrowings denominated in the Great Britain Pound were approximately 13.66% and 9.41% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 10.09%.

     The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $92.5 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $9.2 million and $11.1 million, respectively). The Company has used borrowings under these facilities to repay existing debt and for working capital purposes. As of July 1, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain

Pound of L9.5 million (approximately $17.6 million) and borrowings denominated in the U.S. Dollar of $2.0 million. As of that date, $1.3 million was available for future borrowings. Under the Term Loan Facilities, the Company had L0.8 million (approximately $1.5 million) classified as current debt, and the remainder classified under long-term debt. The Facility Agreement is secured by all of the tangible and intangible assets of certain foreign entities, a pledge of the capital stock of certain of our subsidiaries, and is unconditionally guaranteed by certain of the Company's foreign subsidiaries.

     The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company's European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, the Company is required to comply with a fixed charge coverage ratio. Subsequent to July 1, 2006, the Company entered into an amendment and restatement to the Facility Agreement, which waives compliance with the fixed charge coverage ratio for the months of April and May 2006 and amends the definition of such covenant thereafter (see Note 22, "Subsequent Events").

TERM LOAN, SECOND LIEN NOTES AND OTHER LONG-TERM DEBT

     TERM LOAN -- At July 1, 2006 and July 2, 2005, the Company had $100.0 million outstanding under the term loan portion of the senior secured credit facility, due December 31, 2007. As of July 1, 2006, the Company had converted the $100.0 million term loan from a Base rate loan to a LIBOR rate loan, at a rate of 11.17%.

     SENIOR SUBORDINATED NOTES -- On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the "2008 Notes") due April 15, 2008. Proceeds of the 2008 Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (Salton Europe). On August 26, 2005, the Company completed a private debt exchange for approximately $90.1 million of the 2008 Notes (see "Debt Exchange").

     DEBT EXCHANGE -- On August 26, 2005, the Company completed a private debt exchange offer for outstanding Senior Subordinated Notes due December 15, 2005 ("2005 Notes") and outstanding Senior Subordinated Notes due April 15, 2008 ("2008 Notes"). The Company accepted for exchange an aggregate of approximately $75.2 million in principal amount of 2005 Notes (approximately 60.1% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the then outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

     Upon closing of the debt exchange offer, the Company issued an aggregate of approximately $99.2 million of senior second lien notes (the "Second Lien Notes"), 2,041,420 shares of its common stock, and 135,217 shares of its Series C preferred stock with a total liquidation preference of $13.5 million. A gain of $21.7 million (approximately $1.52 per share) was realized on the debt exchange. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, beginning in January, 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by the Company in cash at the liquidation amount on August 26, 2010. The Company also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

     The debt exchange has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments. As of July 1, 2006, future interest payments of $24.1 million were accrued, of which $11.0 million was included in other current debt.

     In connection with the debt exchange offer, the Company obtained the consent of the holders of a majority of the outstanding 2005 Notes and a majority of the outstanding 2008 Notes to amend the indentures governing such Subordinated Notes to eliminate substantially all of the restrictive covenants and certain events of default contained in such indentures. The Company entered into supplements to the indenture governing the 2008 Notes to reflect such amendments.

     On September 28, 2005, the Company completed a private exchange transaction in which the Company issued an additional $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes. There were no common or preferred shares issued in connection with this exchange.

     SERIES C PREFERRED STOCK -- In connection with the debt exchange (see "Debt Exchange"), the Company issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. The Company's restated certificate of incorporation authorizes the Company to issue up to 150,000 shares of Series C preferred stock.

     The Series C preferred stock was recorded at its fair value of $8.0 million, using an effective interest rate of 11.06%. The associated discount is being accreted to interest expense through the maturity date in 2010. As of July 1, 2006, the carrying value of $8.9 million of Series C preferred stock was included in long-term debt.

     The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series the Company's preferred stock and (c) senior, in preference of, and prior to all of the Company's now or hereafter issued common stock.

     Except as required by law or by certain protective provisions in the Company's restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

     In the event of the Company's liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of the Company's assets available for distribution to the Company's stockholders an amount in cash equal to $100 per share (the "Series C Preferred Liquidation Preference"), before any distribution is made to the holders of the Company's convertible preferred stock, common stock or any other capital stock ranking junior as to liquidation rights to the Series C preferred stock.

     In the event of a change of control (as defined in the Company's restated certificate of incorporation), each holder of shares of Series C preferred stock will have the right to require the Company to redeem such shares at a redemption price equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through the change of control. The redemption price is payable on a date after a change of control that is 91 days after the earlier of (x) the date on which specified debt (including indebtedness under the Company's senior secured credit facility, the second lien credit agreement, the indentures under which the Subordinated Notes were issued, and restatements and refinancings of the foregoing) matures and (y) the date on which all such specified debt is repaid in full, in an amount equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through such change of control payment date. The certificate of designation for the Series C preferred stock provides that, in the event of a change of control, the Company shall purchase all outstanding shares of Series C preferred stock with respect to which the holder has validly exercised the redemption right before any payment with respect to the redemption of convertible preferred stock upon such change of control.

     The Company may optionally redeem, in whole or in part, the Series C preferred stock at any time at a cash price per share of 100% of the then effective Series C Preferred Liquidation Preference per share. On the fifth anniversary of the issuing date, we will be required to redeem all outstanding shares of Series C preferred stock at a price equal to the Series C Preferred Liquidation Preference per share, payable in cash.

     LOAN NOTES -- Approximately $17.7 million of the purchase price of Salton Europe was paid by issuing loan notes (the "Loan Notes") in accordance with the purchase offer, with the remainder paid in cash. The Loan Notes have been fully funded by the Company, which was recorded as an escrow asset as of July 2, 2005. The remaining Loan Notes were recorded at their net present value, or $0.9 million as of July 2, 2005. As of July 1, 2006, all Loan Notes had been redeemed by shareholders.

     As of July 1, 2006, long-term debt matures as follows:

                            SECOND LIEN   SUBORDINATED   SERIES C      TERM      EUROPE
FISCAL YEAR ENDED              NOTES         NOTES       PREFERRED     LOAN     FACILITY   OTHER    TOTAL
-----------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
2007                        $    10,971   $         --   $      --   $     --   $ 1,542    $ 416   $ 12,929
2008                            116,407         59,881          --    100,000     1,542        8    277,838
2009                                 --             --          --         --    35,948       --     35,948
2010                                 --             --          --         --        --       --         --
2011                                 --             --      13,522         --        --       --     13,522
Thereafter                           --             --          --         --        --       --         --
-----------------------------------------------------------------------------------------------------------
                            $   127,378   $     59,881   $  13,522   $100,000   $39,032    $ 424   $340,237
-----------------------------------------------------------------------------------------------------------

     The recorded balances of the Company's long-term debt include the following components:

                                  SECOND     SUBORDINATED    SUBORDINATED    SERIES C                 EUROPE
                                LIEN NOTES   NOTES -- 2005   NOTES -- 2008   PREFERRED   TERM LOAN   FACILITY   OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
JULY 1, 2006
Interest payable -- current      $ 10,971     $        --     $        --     $    --    $     --    $    --    $   --   $ 10,971
Principal balance                      --              --              --          --          --     21,131       416     21,547
---------------------------------------------------------------------------------------------------------------------------------
  Total current debt               10,971              --              --          --          --     21,131       416     32,518
---------------------------------------------------------------------------------------------------------------------------------
Interest payable -- long-term      13,136                              --          --          --         --        --     13,136
Principal balance                 103,271              --          59,881      13,522     100,000     17,901         8    294,583
Fair value adjustment                  --              --           1,829          --          --         --        --      1,829
Unamortized discount                   --              --            (179)     (4,600)         --         --        --     (4,779)
---------------------------------------------------------------------------------------------------------------------------------
  Total long-term debt            116,407              --          61,531       8,922     100,000     17,901         8    304,769
---------------------------------------------------------------------------------------------------------------------------------
  Total recorded balance         $127,378     $        --     $    61,531     $ 8,922    $100,000    $39,032    $  424   $337,287
---------------------------------------------------------------------------------------------------------------------------------
JULY 2, 2005
Principal balance                $     --     $    45,990     $        --     $    --    $ 47,551    $21,886    $1,382   $116,809
Unamortized discount                   --              --              --          --          --         --       (89)       (89)
---------------------------------------------------------------------------------------------------------------------------------
  Total current debt                   --          45,990              --          --      47,551     21,886     1,293    116,720
---------------------------------------------------------------------------------------------------------------------------------
Principal balance                $     --     $    79,010     $   150,000     $    --    $100,000    $    --    $   50   $329,060
Fair value adjustment                  --              --           7,082          --          --         --        --      7,082
Unamortized discount                   --              --            (695)         --          --         --        --       (695)
---------------------------------------------------------------------------------------------------------------------------------
  Total long-term debt                 --          79,010         156,387          --     100,000         --        50    335,447
---------------------------------------------------------------------------------------------------------------------------------
  Total recorded balance         $     --     $   125,000     $   156,387     $    --    $147,551    $21,886    $1,343   $452,167
---------------------------------------------------------------------------------------------------------------------------------

     Included in interest expense are amortized financing costs of $4.9 million, $4.6 million and $3.5 million for the fiscal years 2006, 2005 and 2004, respectively.

     The Company believes that (a) future cash flow from operations based on the current level of operations, (b) available borrowings under the senior secured credit facility, second lien credit agreement and other sources of debt funding and (c) funds from the sale or monetization of certain assets will be adequate to meet their anticipated requirements for current capital expenditures, working capital require-ments, interest and income tax payments and scheduled debt payments for the next twelve months. The Company's ability to satisfy their anticipated liquidity requirements, however, is subject to several assumptions, some of which are beyond their control, including: (a) general economic, financial, competitive and other factors; and (b) continued compliance with covenants in the debt instruments. If the Company is unable to satisfy its liquidity needs, it could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of their senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes.

9. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements were used in the past as part of the Company's program to manage the fixed and floating interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Australian dollar to the U.S. dollar.

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

     INTEREST RATE MANAGEMENT -- The Company did not have any interest rate swap agreements in effect as of July 1, 2006 or July 2, 2005. Gains from early termination of prior swap contracts were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. (See Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-term Debt.")

     FOREIGN CURRENCY MANAGEMENT -- All foreign exchange contracts have been recorded on the balance sheet at a de minimis fair value within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was also de minimis. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2007. At July 1, 2006, the Company had foreign exchange contracts for the purchase of 1.0 million U.S. dollars.

10. CONVERTIBLE PREFERRED STOCK

     On July 28, 1998, the Company issued $40.0 million of convertible preferred stock in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is non-dividend bearing except if the Company breaches, in any material respect, any of the material obligations in the preferred stock agreement or the certificate of incorporation relating to the convertible preferred stock, the holders of the convertible preferred stock are entitled to receive quarterly cash dividends on each share from the date of the breach until it is cured at a rate per annum to 12 1/2% of the Liquidation Preference (defined below). In addition to the dividend provided above, in the event the Board of Directors of the Corporation shall determine to pay any cash or non-cash dividends or distributions on its Common Stock (other than dividends payable in shares of its Common Stock) the holders of shares of Convertible Preferred Stock shall be entitled to receive cash and non-cash dividends or distributions in an amount and of a kind equal to the dividends or distributions that would have been payable to each such holder as if the Convertible Preferred Stock held by such holder had been converted into Common Stock immediately prior to the record date for the determination of the holders of Common Stock entitled to each such dividend or distribution; provided, however, that if the Corporation shall dividend or otherwise distribute rights to all holders of Common Stock entitling the holders thereof to subscribe for or purchase shares of capital stock of the Corporation, which rights (i) until the occurrence of a specified event or events are deemed to be transferred with such shares of Common Stock and are not exercisable and (ii) are issued in respect of future issuances of Common Stock, the holders of shares of the Convertible Preferred Stock shall not be entitled to receive any such rights until such rights separate from the Common Stock or become exercisable, whichever is sooner.

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

11. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Board of Directors of Salton adopted a stockholder rights plan (the "Rights Plan") dated as of June 28, 2004, as amended June 7, 2006, pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to its stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights

Plan. Each Right entitles the holder thereof to purchase from Salton one one-thousandth of a share of a new series Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 25 percent or more of the Company's outstanding Common Stock.

     Comprehensive income is the change in equity of a company during a period from transactions and events other than investments by and distributions to shareholders. Comprehensive income includes both net income or loss and other comprehensive income or loss. Other comprehensive loss was $1.2 million in both 2006 and 2005. Accumulated other comprehensive income is comprised of the following:

                                                              JULY 1, 2006   JULY 2, 2005
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Minimum pension liability                                     $     (8,173)  $    (10,933)
Derivative liability                                                    --          1,404
Foreign currency translation                                        18,470         21,042
-----------------------------------------------------------------------------------------
  Accumulated other comprehensive income                      $     10,297   $     11,513
-----------------------------------------------------------------------------------------

     During fiscal year 2006, the Company recognized income of $1.4 million and $5.2 million related to foreign currency cash flow hedges and cumulative foreign currency translation adjustment amounts, respectively, upon the sale of discontinued operations.

12. NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

     Net loss per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share," and Emerging Issues Task Force Statement ("EITF") No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share." Under EITF 03-06, the Series A Preferred Stock is included in both basic and diluted net loss per share using the "two-class" method, if the effect is dilutive. Due to the losses in 2006, 2005 and 2004, the Company's Series A Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted earnings per share. Additionally, the dilutive effect of the Company's outstanding common stock equivalents, options and warrants was excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

                                                               YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT
                                                                      EARNINGS PER COMMON SHARE)
Net loss from continuing operations                           $   (102,034)  $    (53,925)  $   (103,761)
Income from discontinued operations, net of tax                      1,735          2,138          8,589
Gain on sale of discontinued operations, net of tax                 32,332             --             --
--------------------------------------------------------------------------------------------------------
Net loss                                                      $    (67,967)  $    (51,787)  $    (95,172)
--------------------------------------------------------------------------------------------------------
Average common shares outstanding                                   13,393         11,374         11,258
Dilutive stock equivalents (stock options)                              --             --             --
--------------------------------------------------------------------------------------------------------
Average common and common equivalent shares outstanding             13,393         11,374         11,258
--------------------------------------------------------------------------------------------------------
Net loss per common share: basic and diluted
From continuing operations                                    $      (7.62)  $      (4.74)  $      (9.22)
From discontinued operations, net of tax                              0.13           0.19           0.77
Gain on sale of discontinued operations, net of tax                   2.41             --             --
--------------------------------------------------------------------------------------------------------
Net loss per common share: basic and diluted                  $      (5.08)  $      (4.55)  $      (8.45)
--------------------------------------------------------------------------------------------------------

     Had the Company recognized net income in 2006, 2005 and 2004, basic shares outstanding would have increased by 3,529,412 shares with the inclusion of the Series A Preferred Stock under the two-class method. Diluted shares outstanding would have increased by 3,907,209, 3,935,861 and 3,931,070 shares in 2006, 2005 and 2004, respectively, for the effect of the Series A Preferred Stock, common stock equivalents and outstanding options.

13. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) defined contribution plan that covers eligible domestic employees. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of participants' eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. The Company's total matching contributions were approximately $0.4 million, $0.4 million, and $0.5 million, in fiscal 2006, 2005 and 2004, respectively.

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

     Salton Europe operates a funded defined benefit pension plan and a defined contribution plan. The assets of the defined benefit plan are held in separate trustee administered funds. The measurement date of the Salton Europe plan is June 30. The defined benefit plan was closed to new entrants in November 2000. New employees starting after this date can now participate in a defined contribution plan, which is open to all employees. The Company matches employee contributions up to and including 5.0% of gross salary. The total matching contributions were approximately $0.1 million, $0.2 million, and $0.1 million, in fiscal 2006, 2005 and 2004, respectively.

                                                    DOMESTIC           SALTON EUROPE             TOTAL
                                                -----------------   -------------------   -------------------
                                                7/1/06    7/2/05     7/1/06     7/2/05     7/1/06     7/2/05
-------------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year       $12,016   $12,052   $ 42,088   $ 38,290   $ 54,104   $ 50,342
  Service cost                                      168       168        424        243        592        411
  Interest cost                                     703       706      2,158      2,211      2,861      2,917
  Actuarial (gain)/loss                              81        25       (130)     3,145        (49)     3,170
  Plan participant contributions                     --        --        292        473        292        473
  Foreign exchange impact                            --        --      1,929     (1,483)     1,929     (1,483)
  Benefits paid and expenses                     (1,002)     (935)      (915)      (791)    (1,917)    (1,726)
-------------------------------------------------------------------------------------------------------------
  Benefit obligation at end of year             $11,966   $12,016   $ 45,846   $ 42,088   $ 57,812   $ 54,104
-------------------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of
    year                                        $ 9,301   $ 8,993   $ 25,825   $ 22,859   $ 35,126   $ 31,852
  Actual return on plan assets                    1,127       525      4,221      3,292      5,348      3,817
  Employer contribution                             445       718      1,416        912      1,861      1,630
  Plan participant contributions                     --        --        292        473        292        473
  Benefits paid from plan assets                 (1,002)     (935)      (915)      (793)    (1,917)    (1,728)
  Foreign exchange impact                            --        --      1,326       (918)     1,326       (918)
-------------------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year      $ 9,871   $ 9,301   $ 32,165   $ 25,825   $ 42,036   $ 35,126
-------------------------------------------------------------------------------------------------------------
  Funded status                                 $(2,096)  $(2,715)  $(13,681)  $(16,263)  $(15,776)  $(18,978)
  Unrecognized net actuarial loss                 3,386     4,048     10,926     13,743     14,312     17,791
-------------------------------------------------------------------------------------------------------------
    Net amount recognized                       $ 1,290   $ 1,333   $ (2,755)  $ (2,520)  $ (1,464)  $ (1,187)
-------------------------------------------------------------------------------------------------------------
  Accrued benefit cost                          $(2,096)  $(2,715)  $(11,851)  $(14,611)  $(13,947)  $(17,326)
  Accumulated other comprehensive income          3,386     4,048      9,096     12,091     12,482     16,139
-------------------------------------------------------------------------------------------------------------
    Net amount recognized                       $ 1,290   $ 1,333   $ (2,755)  $ (2,520)  $ (1,465)  $ (1,187)
-------------------------------------------------------------------------------------------------------------

                                       DOMESTIC                  SALTON EUROPE                     TOTAL
                               ------------------------   ---------------------------   ---------------------------
                               7/1/06   7/2/05   7/3/04   7/1/06    7/2/05    7/3/04    7/1/06    7/2/05    7/3/04
-------------------------------------------------------------------------------------------------------------------
Components of net periodic
  benefit cost:
  Service cost-benefits
    earned during the year     $ 168    $ 168    $ 168    $   424   $   243   $   293   $   592   $   411   $   461
  Interest cost on projected
    benefit obligation           703      706      715      2,158     2,211     1,864     2,861     2,917     2,579
  Actuarial return on plan
    assets                      (629)    (623)    (663)    (1,848)   (1,738)   (1,385)   (2,477)   (2,361)   (2,048)
  Net amortization and
    deferral                     246      258      394        801       745       706     1,047     1,003     1,100
-------------------------------------------------------------------------------------------------------------------
                               $ 488    $ 509    $ 614    $ 1,535   $ 1,461   $ 1,478   $ 2,023   $ 1,970   $ 2,092
-------------------------------------------------------------------------------------------------------------------

                                                                   DOMESTIC            SALTON EUROPE
                                                              -------------------   -------------------
                                                              7/1/2006   7/2/2005   7/1/2006   7/2/2005
-------------------------------------------------------------------------------------------------------
Weighted average assumptions used to determine net benefit
  obligation:
  Discount rate                                                 6.00%      6.00%      5.20%      5.10%
  Rate of increase in compensation                               N/A        N/A       4.50%      4.30%

                                                         DOMESTIC                      SALTON EUROPE
                                              ------------------------------   ------------------------------
                                              7/1/2006   7/2/2005   7/3/2004   7/1/2006   7/2/2005   7/3/2004
-------------------------------------------------------------------------------------------------------------
Weighted average assumptions used to
  determine net periodic benefit cost:
  Discount rate                                 6.00%      6.00%      6.00%      5.10%      5.70%      5.50%
  Rate of increase in compensation               N/A        N/A        N/A       4.50%      4.30%      4.50%
  Expected return on plan assets                7.00%      7.00%      9.00%      7.00%      7.00%      7.40%

                                                                   DOMESTIC            SALTON EUROPE
                                                              -------------------   -------------------
                                                              7/1/2006   7/2/2005   7/1/2006   7/2/2005
-------------------------------------------------------------------------------------------------------
Information for pension plans with an accumulated benefit
  obligation in excess of plan assets:
  Projected benefit obligation                                $11,966    $12,016    $45,846    $42,088
  Accumulated benefit obligation                               11,966     12,016     44,016     40,434
  Fair value of plan assets                                     9,870      9,301     32,165     25,824

                                                                  DOMESTIC         SALTON EUROPE
                                                              -----------------   ---------------
                                                              3/31/06   3/31/05   7/1/06   7/2/05
-------------------------------------------------------------------------------------------------
Allocation of Plan Assets:
  Equity securities                                               60%       58%      78%      80%
  Debt securities                                                 36%       38%       9%      13%
    Other                                                          4%        4%      13%       7%
                                                              -------   -------   ------   ------
    Total                                                        100%      100%     100%     100%

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

     The investment strategy for the Europe plan is determined by the Trustees of the Pifco (Salton Europe) Group Pension and Life Assurance Plan ("the Plan") in consulting with the Company. The aim of the Trustees of the Plan is to ensure that while the Plan continues to operate on an ongoing basis there are enough assets in the Plan to pay the benefits as they fall due with a stable contribution rate. The overall expected rate of return of 7.0% is based on the weighted average of the expected returns on each asset class. The Trustees aim to reduce equity investment and increase debt security investment when they feel the time is right. The target allocation at any point in time is therefore equal to the actual allocation.

                                                                   DOMESTIC            SALTON EUROPE
                                                              -------------------   -------------------
                                                              7/1/2006   7/2/2005   7/1/2006   7/2/2005
-------------------------------------------------------------------------------------------------------
Additional Information:
  Increase (decrease) in minimum liability included in other
    comprehensive income                                      $   (663)  $   (136)  $ (3,530)  $  1,567

     Under the requirements of SFAS No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability for all plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at July 1, 2006 and July 2, 2005 with the balance recorded as a separate reduction of stockholders' equity, net of deferred tax effect.

                                                              DOMESTIC   SALTON EUROPE   TOTAL
-----------------------------------------------------------------------------------------------
Contributions:
  Expected contributions in fiscal 2007                       $    487   $       1,516   $2,003
Expected Future Benefit Payments:
  Fiscal 2007                                                 $    792   $         949   $1,741
  Fiscal 2008                                                      804             995    1,799
  Fiscal 2009                                                      818           1,100    1,918
  Fiscal 2010                                                      827           1,193    2,020
  Fiscal 2011-2015                                                 835           1,304    2,139
  Fiscal 2012-2016                                               4,272          11,021   15,293

14. STOCK-BASED COMPENSATION

     STOCK OPTIONS -- Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, 1999, 2000, 2001 and 2002 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant, and can vest immediately or up to 3 years from the date of grant.

     Effective July 3, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," which revises Statement 123 and supercedes ABP 25. FASB Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, was recognized over the remaining vesting period which concluded in fiscal 2006. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant. There were no stock option awards granted in fiscal 2006.

     For fiscal 2006, total stock-based employee compensation expense related to these plans was $0.4 million, net of related income tax of $0 (see Note 18, "Income Taxes"). The impact on basic and diluted earnings per share for fiscal 2006 was $(0.03). There is no compensation cost related to nonvested awards not yet recognized as of July 1, 2006.

     For periods prior to July 3, 2005, the Company used the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                                    2006         2005         2004
--------------------------------------------------------------------------------------------------
Dividend yield                                                       N/A         0.00%        0.00%
Expected volatility                                                  N/A        66.45%       63.86%
Risk-free interest rate                                              N/A         3.31%        3.96%
Expected life of options                                             N/A   8.00 years   8.00 years

     A summary of the Company's fixed stock options for the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, is as follows:

                                              2006                2005                2004
                                        -----------------   -----------------   -----------------
                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                  AVERAGE             AVERAGE             AVERAGE
                                        SHARES   EXERCISE   SHARES   EXERCISE   SHARES   EXERCISE
                                         (000)      PRICE    (000)      PRICE    (000)      PRICE
-------------------------------------------------------------------------------------------------
Outstanding at beginning of year         2,603   $  13.75    2,766   $  13.50    3,155   $  15.00
Granted                                     --                   9       8.67       48      10.60
Exercised                                 (105)      1.67       (6)      2.25      (36)      6.50
Expired or Canceled                       (334)     10.32     (166)      9.59     (401)     25.62
                                        ------              ------              ------
Outstanding at end of year               2,164   $  14.87    2,603   $  13.75    2,766   $  13.50
                                        ======   ========   ======   ========   ======   ========
Options exercisable at end of year       2,164   $  14.87    2,374   $  14.21    2,242   $  13.14
Weighted-average fair value of options
  granted during the year                             N/A            $   6.04            $   7.30

     The following information summarizes the stock options outstanding at July 1, 2006:

                                             OPTIONS OUTSTANDING
                                            ----------------------                OPTIONS EXERCISABLE
                                                          WEIGHTED                --------------------
                                                           AVERAGE    WEIGHTED                WEIGHTED
                                                         REMAINING     AVERAGE                 AVERAGE
                                            SHARES     CONTRACTUAL    EXERCISE     SHARES     EXERCISE
RANGE OF EXERCISE PRICES                     (000)    LIFE (YEARS)       PRICE      (000)        PRICE
------------------------------------------------------------------------------------------------------
$5.333 - $5.833                                 15           0.87     $   5.35        15     $   5.35
$6.333 - $10.60                              1,114           5.38         8.83     1,114         8.83
$13.917 - $17.50                               652           3.72        14.80       652        14.80
$18.95 - $37.00                                383           3.52        32.89       383        32.89
                                            ------                                ------
$5.333 - $37.00                              2,164           4.52     $  14.87     2,164     $  14.87
                                            ------                                ------

     STOCK GRANTS -- On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years.

     The Company has recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. For fiscal 2006, compensation expense related to these grants was $0.2 million, net of related income tax of $0 (see Note 18, Income Taxes). Compensation cost related to nonvested awards not yet recognized is $0.1 million and will be recognized over the requisite two year service period.

15. COMMITMENTS AND CONTINGENCIES

     LEASES -- The Company leases certain facilities and equipment under long-term operating leases. Rental expense for continuing operations under all leases was approximately $9.0 million, $10.0 million and $10.4 million for the fiscal years ended July 1, 2006, July 2, 2005, and July 3, 2004, respectively. Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method of the term of the lease.

     The future minimum rental commitments as of July 1, 2006 were as follows:

FISCAL YEAR ENDED

                                                              OPERATING LEASES    CAPITAL LEASES
------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
2007                                                            $     7,979        $        32
2008                                                                  7,081                  8
2009                                                                  6,730                 --
2010                                                                  6,327                 --
2011                                                                  6,079                 --
Thereafter                                                           33,400                 --
------------------------------------------------------------------------------------------------
Total minimum lease payments                                    $    67,596                 40
                                                                ===========
Less amounts representing interest                                                          (1)
------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                            $        39
------------------------------------------------------------------------------------------------

     Present value of net minimum capital lease obligations:

Current portion                                                 $31
Long term portion                                                 8
-------------------------------------------------------------------
Total obligations                                               $39
-------------------------------------------------------------------

     OTHER COMMITMENTS -- The Company has employment agreements with its executive officers. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances.

     Salton maintains various licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Total royalties under these agreements charged to operations, were $6.7 million, $6.7 million and $6.3 million in fiscal 2006, 2005 and 2004, respectively.

     The Company has a licensing agreement with Westinghouse Electric Corporation ("Westinghouse") under which minimum royalty payments are required. The minimum royalty payment was $2.9 million for fiscal 2006. The minimum royalty payment increases by 3% each fiscal year. The contract expires on March 31, 2008 with five automatic five-year renewals. Upon prior written notice to Westinghouse, Salton has the option to terminate the agreement at the end of the original contract term or any extension term.

     In fiscal 2001, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products. In connection with that acquisition, the Company agreed to separate, additional consideration ("Earn-Out Consideration") to commence after net sales of Sonex products exceed $20.0 million. In fiscal 2006, the Company paid $0.2 million under the Earn-Out Consideration and as of July 1, 2006, the Company will continue to accrue and may owe up to an additional $2.5 million.

     In fiscal 2003, the Company entered into an agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line. The contract requires payments in installments over the life of the contract that total $9.0 million. The contract will expire on November 30, 2006. In fiscal 2006, the Company paid $3.0 million under this agreement. As of July 1, 2006, the Company owed an additional $0.8 million.

     In May 2004, two stockholder lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints alleged that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. On March 17, 2006, the Court approved a settlement of the lawsuits and granted a final order of dismissal and judgment of the lawsuits. Under the terms of the settlement, the Company's insurers paid $2.5 million and the remaining $0.5 million of the settlement fund is payable no later than July 16, 2007. The Company accrued the future payment in other long-term liabilities at the present value of $0.4 million.

     WARRANTIES AND OTHER CLAIMS -- The Company generally warrants its products against defects for a period of one to three years. Additionally, credits are issued to customers for damages sustained during shipment, claimed shortages, certain returns of undamaged product, and other general allowances. Segregating all allowances granted by discrete category for domestic operations at times require substantial judgment. Accordingly, a single accrual covering all estimated future claims, returns, and account allowances are recorded for domestic operations when products are shipped. Thus, revenue is recognized based upon management's best estimate of future returns and warranty claims considering historical experience. Management also periodically reviews the adequacy of the reserve and makes changes to the allowance accordingly. The following table summarizes the changes in the Company's aggregate accrual for returns, allowances and doubtful accounts for continuing operations:

                                                 CHARGED TO
                                                 NET SALES,                     EXCHANGE
                                    BEGINNING     COSTS AND                         RATE     ENDING
                                      BALANCE      EXPENSES    DEDUCTIONS    DIFFERENCES    BALANCE
---------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
Year Ended July 3, 2004:
  Allowance for returns,
    allowances and doubtful
    accounts                        $   7,327    $   34,229    $  (28,190)   $       202    $13,568
Year Ended July 2, 2005:
  Allowance for returns,
    allowances and doubtful
    accounts                        $  13,568    $   32,400    $  (38,204)   $       (69)   $ 7,695
Year Ended July 1, 2006:
  Allowance for returns,
    allowances and doubtful
    accounts                        $   7,695    $   31,565    $  (29,897)   $        77    $ 9,440

     The Company's continuing foreign operations maintain a separate warranty reserve. The following table summarizes the changes in these warranty reserves:

                                                 CHARGED TO
                                                 NET SALES,                     EXCHANGE
                                    BEGINNING     COSTS AND                         RATE     ENDING
                                      BALANCE      EXPENSES    DEDUCTIONS    DIFFERENCES    BALANCE
---------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
Year Ended July 3, 2004:
  Warranty reserve                  $   2,593    $    7,356    $   (7,260)   $        65    $ 2,754
Year Ended July 2, 2005:
  Warranty reserve                  $   2,754    $    5,857    $   (6,214)   $       (10)   $ 2,387
Year Ended July 1, 2006:
  Warranty reserve                  $   2,387    $    5,627    $   (5,186)   $        50    $ 2,878

16. LEGAL PROCEEDINGS

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

17. OPERATING SEGMENTS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

PRODUCT INFORMATION -- NET SALES

                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Small Appliances and Electronics for the Home                 $    565,511   $    648,869   $    716,334
Home Decor                                                          41,820         80,241         85,164
Personal Care and Wellness                                          28,629         52,626         43,262
--------------------------------------------------------------------------------------------------------
Total                                                         $    635,960   $    781,736   $    844,760
--------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION -- NET SALES

                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
North America                                                 $    368,486   $    444,432   $    531,717
European Union                                                     185,985        216,981        216,278
Other Foreign Countries                                             81,489        120,323         96,765
--------------------------------------------------------------------------------------------------------
Total                                                         $    635,960   $    781,736   $    844,760
--------------------------------------------------------------------------------------------------------

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

GEOGRAPHIC INFORMATION -- LONG-LIVED ASSETS

                                                              JULY 1, 2006   JULY 2, 2005
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
North America                                                 $     19,165   $     26,723
Asia                                                                16,911         23,130
European Union                                                      13,736         11,328
Other Foreign Countries                                                492            601
-----------------------------------------------------------------------------------------
Total                                                         $     50,304   $     61,782
-----------------------------------------------------------------------------------------

     MAJOR CUSTOMERS AND SUPPLIERS -- The Company's net sales from continuing operations in the aggregate to its five largest customers during 2006, 2005 and 2004 were 33.6%, 37.3% and 41.0% of total net sales from continuing operations in these periods, respectively. No one customer accounted for more than 10.0% of net sales from continuing operations in 2006. One customer accounted for 12.6% and 11.6% of total net sales from continuing operations in 2005 and 2004, respectively. Another customer accounted for 10.5% of total net sales from continuing operations during 2004.

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

     During 2006, 2005, and 2004, one supplier located in China accounted for approximately 37%, 32%, and 31% of the Company's product purchases from continuing operations.

18. INCOME TAXES

     (Loss) before income taxes is as follows:

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Domestic                                                      $    (47,035)  $    (58,807)  $   (135,771)
Foreign                                                            (18,770)       (17,458)         4,576
--------------------------------------------------------------------------------------------------------
Total                                                         $    (65,805)  $    (76,265)  $   (131,195)
--------------------------------------------------------------------------------------------------------

     Federal, state and foreign taxes were approximately as follows:

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Current:
  Federal                                                     $     (4,716)  $        997   $     (1,757)
  State                                                                179                           195
  Foreign                                                               52           (688)         4,114
--------------------------------------------------------------------------------------------------------
    Total current                                                   (4,485)           309          2,552
Deferred:
  Federal                                                           36,995        (16,623)       (24,408)
  State                                                              4,424           (444)        (6,455)
  Foreign                                                             (705)        (5,582)           877
--------------------------------------------------------------------------------------------------------
    Total deferred                                                  40,714        (22,649)       (29,986)
--------------------------------------------------------------------------------------------------------
Total                                                         $     36,229   $    (22,340)  $    (27,434)
--------------------------------------------------------------------------------------------------------

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                              JULY 1, 2006   JULY 2, 2005
-----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
DEFERRED TAX ASSETS
  Net operating loss carryforwards                            $     28,388   $     53,871
  Inventory reserves and capitalization                              3,736          3,610
  Foreign tax credit carryforwards                                  16,065          6,947
  Other comprehensive income                                         5,375          5,750
  Allowance for doubtful accounts                                      299          1,083
  Other deferred tax assets                                         20,629          4,486
  Valuation allowance                                              (65,789)        (8,037)
-----------------------------------------------------------------------------------------
Total deferred tax assets                                            8,703         67,710
DEFERRED TAX LIABILITIES
  Fixed assets, goodwill and trade names                            15,406          8,416
  Other deferred tax liabilities                                       866          2,374
-----------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                      16,272         10,790
-----------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS/(LIABILITIES)                         $     (7,569)  $     56,920
-----------------------------------------------------------------------------------------

     During fiscal 2006, the Company recorded a valuation allowance against its U.S. deferred income tax asset balance and increased its valuation allowance on certain foreign entity deferred tax balances. The need for the additional valuation allowance recorded in fiscal 2006 was based primarily as a result of reduced book and taxable earnings in fiscal 2006. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period.

     At July 1, 2006, the Company had gross deferred tax assets related to domestic net operating loss carryforwards of approximately $18.0 million. A majority of these carryforwards will expire in fiscal 2025. The remainder will expire in various periods beginning in fiscal 2009 through fiscal 2024. In addition, the Company has unused foreign tax credits of $16.1 million which expire beginning in fiscal 2011. A valuation allowance has been provided related to these foreign tax credits as it is more likely than not that they may expire unused.

     A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

                                                                          FISCAL YEARS ENDED
                                                              ------------------------------------------
                                                              JULY 1, 2006   JULY 2, 2005   JULY 3, 2004
--------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                     35.0%          35.0%          35.0%
Effective state tax rate                                               0.8            3.7            3.8
Earnings of foreign subsidiaries                                      (3.6)           1.8           (2.3)
Meals and entertainment                                                0.2            0.2           (0.3)
Impairment of non-deductible goodwill                                  0.0            0.0           (4.3)
Deferred tax asset valuation allowance                               (53.9)          (0.7)          (6.5)
Actual/Deemed dividends from foreign subsidiaries                    (27.4)           0.0            0.0
Foreign exchange gain-CTA                                             (6.9)           0.0            0.0
Prior year corrections                                                 0.0           (4.4)           0.0
Deferred tax on foreign unremitted earnings                            0.0            0.0            0.0
Other permanent differences                                            0.8           (6.3)          (4.5)
--------------------------------------------------------------------------------------------------------
Effective income tax rate                                            (55.0)%         29.3%          20.9%
--------------------------------------------------------------------------------------------------------

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $48.6 million of undistributed earnings of its non-U.S. subsidiaries as of July 1, 2006 as these earnings are intended to be permanently reinvested.

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

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                                          FIRST        SECOND       THIRD      FOURTH
                                                        QUARTER    QUARTER(2)     QUARTER     QUARTER
-----------------------------------------------------------------------------------------------------
2006(3)
Net sales                                              $148,416    $ 230,388     $127,657    $129,499
Gross profit                                             29,497       64,403       25,849      24,602
Net income (loss) from continuing operations                113      (27,813)     (19,064)    (55,270)
Income from discontinued operations, net of tax           1,735           --           --          --
Gain on sale of discontinued operations, net of tax      27,816           --           --       4,516
Net income (loss)                                      $ 29,664    $ (27,813)    $(19,064)   $(50,754)
Net income (loss) per share: basic
From continuing operations                             $   0.01    $   (2.06)    $  (1.40)   $  (3.89)
From discontinued operations                               0.11           --           --          --
Gain on sale of discontinued operations                    1.76           --           --        0.32
Net income (loss) per share: basic(1)                  $   1.88    $   (2.06)    $  (1.40)   $  (3.57)
Net income (loss) per share: diluted
From continuing operations                             $   0.01    $   (2.06)    $  (1.40)   $  (3.89)
From discontinued operations                               0.11           --           --          --
Gain on sale of discontinued operations                    1.71           --           --        0.32
Net income (loss) per share: diluted                   $   1.83    $   (2.06)    $  (1.40)   $  (3.57)

---------------

(1) The previously reported weighted average common shares outstanding used in the calculation of basic earnings per share did not include the dilutive effect of the Company's convertible Series A Preferred Stock, as required under the "two-class" method.

(2) The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impact the second quarter.

(3) Total quarterly earnings per common share (EPS) may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

                                                          FIRST        SECOND       THIRD      FOURTH
                                                        QUARTER    QUARTER(2)     QUARTER     QUARTER
-----------------------------------------------------------------------------------------------------
2005(3)
Net sales(a)                                           $204,684    $ 272,698     $153,159    $151,195
Gross profit(b)                                          53,763       77,743       31,393      24,575
Net loss from continuing operations(c)                   (4,445)        (310)     (23,417)    (25,753)
Income from discontinued operations, net of tax           1,258        3,067          887      (3,074)
Net (loss) income                                      $ (3,187)   $   2,757     $(22,530)   $(28,827)
Net (loss) income per share: basic(d)
From continuing operations                             $  (0.39)   $   (0.03)    $  (2.06)   $  (2.26)
From discontinued operations                               0.11         0.27         0.08       (0.27)
Net (loss) income per share: basic                     $  (0.28)   $    0.24     $  (1.98)   $  (2.53)
Net (loss) income per share: diluted(d)
From continuing operations                             $  (0.39)   $   (0.03)    $  (2.06)   $  (2.26)
From discontinued operations                               0.11         0.27         0.08       (0.27)
Net (loss) income per share: diluted                   $  (0.28)   $    0.24     $  (1.98)   $  (2.53)

---------------

(a) The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the first quarter of 2006 (see Note 3). As a result, the Company has reduced net sales by $69,451, $104,278, $50,206 and $65,341 for the first, second, third and fourth quarters of fiscal year 2005, respectively.

(b) The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the first quarter of 2006 (see Note 3). As a result, the Company has reduced gross profit by $9,754, $21,813, $9,180 and $14,689 for the first, second, third and fourth quarters of fiscal year 2005, respectively.

(c) The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the first quarter of 2006 (see Note 3). As a result, the Company has increased/(decreased) net loss from continuing operations by $1,258, $3,067, $887 and $(3,074) for the first, second, third and fourth quarters of fiscal year 2005, respectively.

(d) The amounts have been adjusted from previously reported amounts due to operations that were classified as discontinued operations as of the first quarter of 2006 (see Note 3). As a result, the Company has increased/(decreased) net loss per share, basic and diluted, from continuing operations by $0.11, $0.27, $0.08 and $(0.27) for the first, second, third and fourth quarters of fiscal year 2005, respectively.

20. RESTRUCTURING COSTS

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

     The total restructuring costs in fiscal 2004 also included a $1.7 million write-down associated with several marketing programs that were canceled or discontinued, which were included in selling, general and administrative expenses. Included within restructuring costs on the Consolidated Statement of Operations are $1.2 million in consulting and legal costs directly associated with the development and implementation of the U.S. restructuring plan and $0.5 million in termination and severance costs associated with the headcount reduction. Also in connection with the U.S. restructuring plan, the company recorded a $6.5 million intangible asset impairment charge for trade names associated with products that will no longer be sold. Such charge is included in impairment loss on goodwill and intangible assets in the Consolidated Statement of Operations.

     In fiscal 2005, the Company incurred $1.0 million related to the U.S. restructuring plan primarily for consulting and legal costs directly associated with the implementation of the plan, severance costs related to the domestic headcount reduction and other expenses related to the warehouse rationalization.

     In fiscal 2006, restructuring charges were $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary.

21. SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the senior secured credit facility, the second lien notes and the senior subordinated notes are guaranteed by certain of the Company's 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.

     In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company's foreign subsidiaries (see Note 8, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt"). As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled "Foreign Borrowers and Guarantor Subsidiaries" represents the financial position results of operations and cash flows of these foreign subsidiaries.

     The following condensed consolidating financial information sets forth, on a combined basis, balance sheets, statements of income and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries under the domestic facility, the Guarantor Subsidiaries under the foreign facility and the Company's Non-Guarantor subsidiaries (Other Subsidiaries). Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany transactions.

                      (This page intentionally left blank)

CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2006
(IN THOUSANDS)

                                                                GUARANTOR
                                                   PARENT    SUBSIDIARIES    ELIMINATIONS       TOTAL
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                           $      1    $      4,437    $         --    $  4,438
  Compensating balances on deposit                     --              --              --          --
  Accounts receivable, net of allowances              420          71,231              --      71,651
  Inventories                                       5,184          85,911         (14,124)     76,971
  Prepaid expenses and other current assets         1,620           1,876              --       3,496
  Intercompany                                    120,860        (161,298)             --     (40,438)
  Prepaid income taxes                              1,332              --              --       1,332
  Deferred income taxes                                --              --              --          --
-----------------------------------------------------------------------------------------------------
      Total current assets                        129,417           2,157         (14,124)    117,450
Property, Plant and Equipment,                      4,553           7,573              --      12,126
Investments in Subsidiaries                       144,210         145,352        (289,562)         --
Trade names                                       111,341          10,313              --     121,654
Non-current deferred tax asset                         --              --              --          --
Other Assets, net                                   6,877             102              --       6,979
-----------------------------------------------------------------------------------------------------
Total Assets                                     $396,398    $    165,497    $   (303,686)   $258,209
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current
    debt                                         $ 10,971    $         30    $         --    $ 11,001
  Accounts payable                                  7,075           4,397             172      11,644
  Accrued expenses                                  2,395           7,150              --       9,545
  Accrued interest                                  2,071           2,957              --       5,028
  Income taxes payable                                720              --              --         720
-----------------------------------------------------------------------------------------------------
      Total current liabilities                    23,232          14,534             172      37,938
Non-current Deferred tax liability                 11,391              --              --      11,391
Senior Subordinated Notes due 2008, including
  an adjustment of $1,829 to the carrying value
  related to interest rate swap agreements         61,531              --              --      61,531
Second Lien Notes                                 116,407              --              --     116,407
Series C Preferred Stock                            8,922              --              --       8,922
Term loan and other notes payable                      --         100,008              --     100,008
Other long term liabilities                           443           2,968              --       3,411
-----------------------------------------------------------------------------------------------------
      Total liabilities                           221,926         117,510             172     339,608
Convertible Preferred Stock                        40,000              --              --      40,000
Stockholders' Equity                              134,472          47,987        (303,858)   (121,399)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $396,398    $    165,497    $   (303,686)   $258,209
-----------------------------------------------------------------------------------------------------

    FOREIGN BORROWERS
        AND GUARANTOR           OTHER                     TOTAL OTHER    CONSOLIDATED    CONSOLIDATED
         SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    SUBSIDIARIES    ELIMINATIONS          TOTALS
-----------------------------------------------------------------------------------------------------
    $           7,247    $      6,418    $         --    $     13,665    $         --    $     18,103
                   --          39,516              --          39,516              --          39,516
               30,205          15,238              --          45,443              --         117,094
               50,599          16,427              --          67,026              --         143,997
                3,031           8,282              --          11,313              --          14,809
              (12,164)         52,602              --          40,438              --              --
                   --              --              --              --              --           1,332
                   --             195           5,238           5,433              --           5,433
-----------------------------------------------------------------------------------------------------
               78,918         138,678           5,238         222,834              --         340,284
               10,884          17,450                          28,334              --          40,460
                   --          83,368         (83,368)             --              --              --
               38,021              --                          38,021              --         159,675
                2,124             550             595           3,269                           3,269
                2,852              13              --           2,865              --           9,844
-----------------------------------------------------------------------------------------------------
    $         132,799    $    240,059    $    (77,535)   $    295,323    $         --    $    553,532
-----------------------------------------------------------------------------------------------------
    $          21,130    $        387    $         --          21,517    $         --    $     32,518
                3,501          76,163              --          79,664              --          91,308
               14,875           3,661              --          18,536              --          28,081
                   --              --              --              --                           5,028
                   52             (70)             --             (18)             --             702
-----------------------------------------------------------------------------------------------------
               39,558          80,141              --         119,699              --         157,637
                   --           1,858           3,022           4,880                          16,271
                   --              --              --              --              --          61,531
                   --              --              --              --              --         116,407
                   --              --              --              --              --           8,922
               17,900              --              --          17,900              --         117,908
               12,257              --              --          12,257              --          15,668
-----------------------------------------------------------------------------------------------------
               69,715          81,999           3,022         154,736              --         494,344
                   --              --              --                              --          40,000
               63,084         158,060         (80,557)        140,587              --          19,188
-----------------------------------------------------------------------------------------------------
    $         132,799    $    240,059    $    (77,535)   $    295,323    $         --    $    553,532
-----------------------------------------------------------------------------------------------------

CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2005
(IN THOUSANDS)

                                                                  GUARANTOR
                                                      PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                              $     --   $        127   $         --   $    127
  Compensating balances on deposit                        --             --             --         --
  Accounts receivable, net of allowances                 394         87,339             --     87,733
  Inventories                                          2,761        141,573        (22,873)   121,461
  Assets held for sale                                    --            998             --        998
  Prepaid expenses and other current assets            4,431          2,699             --      7,130
  Intercompany                                        98,194        (62,146)          (240)    35,808
  Deferred income taxes                               (3,942)         5,344             --      1,402
  Current assets of discontinued operations               --             --             --         --
-----------------------------------------------------------------------------------------------------
    Total current assets                             101,838        175,934        (23,113)   254,659
Property, Plant and Equipment, Net of Accumulated
  Depreciation                                         7,075         10,538             --     17,613
Investments in Subsidiaries                          362,149         53,699       (415,848)        --
Trade names                                          133,316         10,313             --    143,629
Non-current deferred tax asset                         5,455             --         45,618     51,073
Other Assets, net                                      8,224            834             --      9,058
  Non-current assets of discontinued operations           --             --             --         --
-----------------------------------------------------------------------------------------------------
Total Assets                                        $618,057   $    251,318   $   (393,343)  $476,032
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current debt   $     --   $     47,748   $         --   $ 47,748
  Senior subordinated notes -- current                45,990             --             --     45,990
  Accounts payable                                     2,934          5,349            (68)     8,215
  Accrued expenses                                     5,975          6,812             --     12,787
  Accrued interest                                    11,535          2,054             --     13,589
  Income taxes payable                                 3,936             --             --      3,936
  Current liabilities of discontinued operations          --             --             --         --
-----------------------------------------------------------------------------------------------------
    Total current liabilities                         70,370         61,963            (68)   132,265
Non-current Deferred tax liability                   (42,985)        (2,633)        45,618         --
Senior subordinated notes due 2005                    79,010             --             --     79,010
Senior subordinated notes due 2008, including an
  adjustment of $7,082 to the carrying value
  related to interest rate swap agreements           156,387             --             --    156,387
Term loan and other notes payable                         --        100,050             --    100,050
Other long term liabilities                            1,995          3,588             --      5,583
Non-current liabilities of discontinued operations     5,455             --             --      5,455
-----------------------------------------------------------------------------------------------------
    Total liabilities                                270,232        162,968         45,550    478,750
Minority Interest                                         --             --             --         --
Convertible Preferred Stock                           40,000             --             --     40,000
Stockholders' Equity                                 307,825         88,350       (438,893)   (42,718)
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          $618,057   $    251,318   $   (393,343)  $476,032
-----------------------------------------------------------------------------------------------------

    FOREIGN BORROWERS
        AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------
    $           2,019   $     12,711   $         --   $     14,730   $         --   $     14,857
                   --         34,355             --         34,355                        34,355
               28,166         24,280             --         52,446             --        140,179
               54,386         19,218             --         73,604             --        195,065
                   --             --             --             --                           998
                2,525          6,393             --          8,918             --         16,048
               (8,306)       (27,502)            --        (35,808)            --             --
                4,312           (190)            --          4,122                         5,524
                   --        101,927             --        101,927                       101,927
------------------------------------------------------------------------------------------------
               83,102        171,192             --        254,294             --        508,953
               11,328         21,286             --         32,614             --         50,227
               16,135         79,742        (95,877)            --             --             --
               36,412             --             --         36,412             --        180,041
                3,150            507             --          3,657                        54,730
                   --          2,497             --          2,497             --         11,555
                               7,737             --          7,737             --          7,737
------------------------------------------------------------------------------------------------
    $         150,127   $    282,961   $    (95,877)  $    337,211   $         --   $    813,243
------------------------------------------------------------------------------------------------
    $          21,886   $      1,096   $         --   $     22,982   $         --   $     70,730
                   --             --             --             --                        45,990
                8,434         69,605             --         78,039             --         86,254
               17,292          4,723             --         22,015             --         34,802
                   --             --             --             --                        13,589
                  771           (332)            --            439             --          4,375
                   --         47,331             --         47,331             --         47,331
------------------------------------------------------------------------------------------------
               48,383        122,423             --        170,806             --        303,071
                   --          3,334             --          3,334                         3,334
                   --             --             --             --             --         79,010
                   --             --             --             --             --        156,387
                   --             --             --             --             --        100,050
               14,688             12             --         14,700             --         20,283
                   --          1,462             --          1,462             --          6,917
------------------------------------------------------------------------------------------------
               63,071        127,231             --        190,302             --        669,052
                   --         24,263                        24,263             --         24,263
                   --             --                            --             --         40,000
               87,056        131,467        (95,877)       122,646             --         79,928
------------------------------------------------------------------------------------------------
    $         150,127   $    282,961   $    (95,877)  $    337,211   $         --   $    813,243
------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 1, 2006 (IN THOUSANDS)

                                                                   GUARANTOR
                                                       PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL
------------------------------------------------------------------------------------------------------
Net Sales                                            $157,838   $    463,356   $   (249,633)  $371,561
Cost of Goods Sold                                    125,731        403,120       (258,382)   270,469
Distribution Expenses                                      --         25,525             --     25,525
------------------------------------------------------------------------------------------------------
  Gross Profit                                         32,107         34,711          8,749     75,567
Selling, General and Administrative expenses           37,685         53,331             --     91,016
Impairment loss on intangible assets                   21,750            217             --     21,967
Restructuring costs                                        37            281             --        318
------------------------------------------------------------------------------------------------------
  Operating (loss) Income                             (27,365)       (19,118)         8,749    (37,734)
Interest Expense, Net                                  (7,535)        21,958             --     14,423
Gain on early extinguishment of debt                  (21,721)            --             --    (21,721)
(Income) Loss from Subsidiaries                         8,215            (52)        (8,163)        --
------------------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes                    (6,324)       (41,024)        16,912    (30,436)
Income Tax Expense (Benefit)                           36,882             --             --     36,882
------------------------------------------------------------------------------------------------------
  Net (Loss) Income from Continuing Operations        (43,206)       (41,024)        16,912    (67,318)
Income from Discontinued Operations, Net of tax            --             --             --         --
Gain on Sale of Discontinued Operations, Net of tax   (16,807)            --             --    (16,807)
------------------------------------------------------------------------------------------------------
Net (Loss) Income                                    $(60,013)  $    (41,024)  $     16,912   $(84,125)
------------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 2, 2005 (IN THOUSANDS)

                                                                   GUARANTOR
                                                       PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL
------------------------------------------------------------------------------------------------------
Net Sales                                            $206,641   $    581,259   $   (338,046)  $449,854
Cost of Goods Sold                                    167,145        501,356       (343,514)   324,987
Distribution Expenses                                      --         34,855             --     34,855
------------------------------------------------------------------------------------------------------
  Gross Profit                                         39,496         45,048          5,468     90,012
Selling, General and Administrative expenses           51,847         48,854             --    100,701
Impairment loss on intangible assets                    2,953            258             --      3,211
Restructuring costs                                       489            526             --      1,015
------------------------------------------------------------------------------------------------------
  Operating (loss) Income                             (15,793)        (4,590)         5,468    (14,915)
Interest Expense, Net                                  21,905         21,987             --     43,892
(Income) Loss from Subsidiaries                        30,118            (53)       (30,065)        --
------------------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes                   (67,816)       (26,524)        35,533    (58,807)
Income Tax Benefit                                    (16,069)            --             --    (16,069)
------------------------------------------------------------------------------------------------------
  Net (Loss) Income from Continuing Operations        (51,747)       (26,524)        35,533    (42,738)
Income from Discontinued Operations, Net of tax        (5,455)            --             --     (5,455)
------------------------------------------------------------------------------------------------------
Net (Loss) Income                                    $(57,202)  $    (26,524)  $     35,533   $(48,193)
------------------------------------------------------------------------------------------------------

    FOREIGN BORROWERS
        AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------
    $         186,952   $    200,901   $         --   $    387,853   $   (123,454)  $    635,960
              121,935        172,376             --        294,311       (117,250)       447,530
               13,654          4,900             --         18,554             --         44,079
------------------------------------------------------------------------------------------------
               51,363         23,625             --         74,988         (6,204)       144,351
               54,616         30,881          1,766         87,263         (6,204)       172,075
                   --             --             --             --             --         21,967
                  549             --             --            549             --            867
------------------------------------------------------------------------------------------------
               (3,802)        (7,256)        (1,766)       (12,824)            --        (50,558)
                  937        (78,886)        83,843          5,894         16,651         36,968
                   --             --             --             --             --        (21,721)
                   --             --             --             --             --             --
------------------------------------------------------------------------------------------------
               (4,739)        71,630        (85,609)       (18,718)       (16,651)       (65,805)
                3,349         (1,190)        (2,812)          (653)            --         36,229
------------------------------------------------------------------------------------------------
               (8,088)        72,820        (82,797)       (18,065)       (16,651)      (102,034)
                   --          1,735             --          1,735             --          1,735
               62,753        (13,614)            --         49,139             --         32,332
------------------------------------------------------------------------------------------------
    $          54,665   $     60,941   $    (82,797)  $     32,809   $    (16,651)  $    (67,967)
------------------------------------------------------------------------------------------------

    FOREIGN BORROWERS
        AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------
    $         217,576   $    362,186   $         --   $    579,762   $   (247,880)  $    781,736
              132,435        321,681             --        454,116       (239,520)       539,583
               15,021          4,803             --         19,824                        54,679
------------------------------------------------------------------------------------------------
               70,120         35,702             --        105,822         (8,360)       187,474
               74,790         40,679             --        115,469         (8,360)       207,810
                   --             --             --             --             --          3,211
                   --             --             --             --             --          1,015
------------------------------------------------------------------------------------------------
               (4,670)        (4,977)            --         (9,647)            --        (24,562)
                 (764)           500          8,075          7,811             --         51,703
                   --             --                            --             --             --
------------------------------------------------------------------------------------------------
               (3,906)        (5,477)        (8,075)       (17,458)            --        (76,265)
               (4,964)        (1,307)                       (6,271)            --        (22,340)
------------------------------------------------------------------------------------------------
                1,058         (4,170)        (8,075)       (11,187)            --        (53,925)
                   --          7,593             --          7,593             --          2,138
------------------------------------------------------------------------------------------------
    $           1,058   $      3,423   $     (8,075)  $     (3,594)  $         --   $    (51,787)
------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 3, 2004 (IN THOUSANDS)

                                                                  GUARANTOR
                                                      PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL
------------------------------------------------------------------------------------------------------
Net Sales                                          $ 246,937   $    682,125   $   (386,935)  $ 542,127
Cost of Goods Sold                                   211,464        580,454       (398,270)    393,648
Distribution Expenses                                     --         45,339             --      45,339
------------------------------------------------------------------------------------------------------
  Gross Profit                                        35,473         56,332         11,335     103,140
Selling, General and Administrative expenses          58,053        109,234             --     167,287
Impairment loss on intangible assets                   5,883         24,791             --      30,674
Restructuring costs                                    1,255            543             --       1,798
------------------------------------------------------------------------------------------------------
  Operating (loss) Income                            (29,718)       (78,236)        11,335     (96,619)
Interest Expense, Net                                 28,562          5,541             --      34,103
Loss on early extinguishment of debt                   5,049             --                      5,049
(Income) Loss from Subsidiaries                       57,938            822        (58,760)         --
------------------------------------------------------------------------------------------------------
  (Loss) Income Before Income Taxes                 (121,267)       (84,599)        70,095    (135,771)
Income Tax (Benefit) Expense                         (13,938)       (18,488)            --     (32,426)
------------------------------------------------------------------------------------------------------
  Net (Loss) Income from Continuing Operations      (107,329)       (66,111)        70,095    (103,345)
Income from Discontinued Operations, Net of tax           --             --             --          --
------------------------------------------------------------------------------------------------------
Net (Loss) Income                                  $(107,329)  $    (66,111)  $     70,095   $(103,345)
------------------------------------------------------------------------------------------------------

    FOREIGN BORROWERS
        AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------
    $         216,796   $    397,635   $         --   $    614,431   $   (311,798)  $    844,760
              132,078        343,447             --        475,525       (291,948)       577,225
               12,996          4,436             --         17,432                        62,771
------------------------------------------------------------------------------------------------
               71,722         49,752             --        121,474        (19,850)       204,764
               59,530         41,507             --        101,037        (19,850)       248,474
               13,108         (2,927)            --         10,181                        40,855
                   --             --             --             --             --          1,798
------------------------------------------------------------------------------------------------
                 (916)        11,172             --         10,256             --        (86,363)
                  565           (563)         5,678          5,680             --         39,783
                   --             --             --             --             --          5,049
                   --             --             --             --             --             --
------------------------------------------------------------------------------------------------
               (1,481)        11,735         (5,678)         4,576             --       (131,195)
                2,403          2,589             --          4,992             --        (27,434)
------------------------------------------------------------------------------------------------
               (3,884)         9,146         (5,678)          (416)            --       (103,761)
                   --          8,589             --          8,589             --          8,589
------------------------------------------------------------------------------------------------
    $          (3,884)  $     17,735   $     (5,678)  $      8,173   $         --   $    (95,172)
------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 1, 2006
(IN THOUSANDS)

                                                                           GUARANTOR
                                                               PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(60,013)  $    (41,024)  $     16,912   $ (84,125)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Imputed interest on note payable and other non-cash
      items                                                      (206)            --             --        (206)
    Deferred income tax (benefit) provision                    33,628          7,977             --      41,605
    Stock based compensation expense                              522             --             --         522
    Depreciation and amortization                               3,312          2,339             --       5,651
    Amortization of deferred financing costs                    4,370             --             --       4,370
    Bad debt provision                                             --          1,022             --       1,022
    Gain on sale of discontinued operations                    16,807             --             --      16,807
    (Gain) loss on disposal of property and equipment              --           (564)            --        (564)
    Inventory valuation adjustment                                 --             53             --          53
    Impairment loss on intangible assets                       21,750            217             --      21,967
    Foreign currency gains and losses                              --            (59)            --         (59)
    Gain-early settlement of debt                             (21,721)            --             --     (21,721)
    Equity in income of unconsolidated
      affiliate/consolidated subsidiaries                       8,216            (52)        (8,164)         --
    Minority Interest, net of tax                                  --             --             --          --
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                         (26)        15,144             --      15,118
      Inventories                                              (2,423)        42,110         (8,748)     30,939
      Prepaid expenses and other current assets                   563            569             --       1,132
      Other non-current assets                                 91,600        (90,930)            --         670
      Accounts payable                                          4,382           (955)            --       3,427
      Income taxes payable                                     (4,547)                           --      (4,547)
      Accrued expenses                                        (33,680)       100,178             --      66,498
---------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                    62,534         36,025             --      98,559
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (611)          (182)            --        (793)
  Proceeds from sale of property and equipment                     --          2,031             --       2,031
  Proceeds from sale of tabletop assets                            --         14,195                     14,195
  Proceeds from sale of discontinued operations                    --             --             --          --
  Acquisition of majority interest                                 --             --             --          --
  Additional payment for trade names                             (217)                           --        (217)
  Increase in compensating balances on deposit                     --             --             --          --
---------------------------------------------------------------------------------------------------------------
         NET CASH FROM INVESTING ACTIVITIES                      (828)        16,044             --      15,216
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving line of credit
    and other short term debt                                      --        (47,551)            --     (47,551)
  Proceeds from new credit agreement                               --             --             --          --
  Repayment of terminated credit agreement                         --             --             --          --
  Repayment of long-term debt                                 (50,127)          (208)                   (50,335)
  Costs associated with refinancing                           (11,753)            --             --     (11,753)
  Intercompany dividend                                            --             --             --          --
  Dividend paid                                                    --             --             --          --
  Common stock issued                                             175             --             --         175
---------------------------------------------------------------------------------------------------------------
         NET CASH FROM FINANCING ACTIVITIES                   (61,705)       (47,759)            --    (109,464)
---------------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on cash                        --             --             --          --
---------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                1          4,310             --       4,311
Cash, beginning of year(1), including cash of discontinued
  operations of $35,934                                            --            127             --         127
---------------------------------------------------------------------------------------------------------------
Cash, end of year                                            $      1   $      4,437   $         --   $   4,438
---------------------------------------------------------------------------------------------------------------

---------------

(1) Amounts do not reconcile to face of balance sheet.

    FOREIGN BORROWERS
        AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
------------------------------------------------------------------------------------------------
    $          54,665   $     60,941   $    (82,797)  $     32,809   $    (16,651)  $    (67,967)
                                                                --                            --
                   --             89             --             89             --           (117)
                4,513         (1,956)        (2,811)          (254)            --         41,351
                   --             --             --             --             --            522
                1,204          8,621             --          9,825             --         15,476
                  555             --             --            555             --          4,925
                  265          3,391             --          3,656             --          4,678
              (62,753)        13,614             --        (49,139)            --        (32,332)
                  137            (24)            --            113             --           (451)
                 (838)           992             --            154             --            207
                   --             --             --             --             --         21,967
                 (124)            --             --           (124)            --           (183)
                   --             --             --             --             --        (21,721)
                                  --             --             --             --             --
                               1,404             --          1,404             --          1,404
                                                                --             --             --
                 (602)        (8,810)            --         (9,412)            --          5,706
                7,409        (19,422)            --        (12,013)            --         18,926
                 (386)        (3,407)            --         (3,793)            --         (2,661)
                  (17)            91          1,765          1,839                         2,509
               (5,636)        15,289             --          9,653             --         13,080
                 (737)         1,905             --          1,168             --         (3,379)
               (1,274)       (75,114)            --        (76,388)            --         (9,890)
------------------------------------------------------------------------------------------------
               (3,619)        (2,396)       (83,843)       (89,858)       (16,651)        (7,950)
------------------------------------------------------------------------------------------------
                 (401)        (4,708)            --         (5,109)            --         (5,902)
                   --            116             --            116             --          2,147
                   --             --             --                            --         14,195
               80,935        (10,997)            --         69,938             --         69,938
                   --         (4,525)            --         (4,525)            --         (4,525)
                   --             --             --             --             --           (217)
                   --         (4,867)            --         (4,867)            --         (4,867)
------------------------------------------------------------------------------------------------
               80,534        (24,981)            --         55,553             --         70,769
------------------------------------------------------------------------------------------------
                4,647            200             --          4,847             --        (42,704)
               48,870             --             --         48,870             --         48,870
              (39,675)            --             --        (39,675)            --        (39,675)
                   --           (140)            --           (140)                      (50,475)
               (1,884)            --             --         (1,884)                      (13,637)
                   --        (16,651)            --        (16,651)        16,651             --
              (83,843)            --         83,843             --             --             --
                   --             --             --             --             --            175
------------------------------------------------------------------------------------------------
              (71,885)       (16,591)        83,843         (4,633)        16,651        (97,446)
------------------------------------------------------------------------------------------------
                  198          1,741                         1,939             --          1,939
------------------------------------------------------------------------------------------------
                5,228        (42,227)            --        (36,999)            --        (32,688)
                2,019         48,645             --         50,664             --         50,791
------------------------------------------------------------------------------------------------
    $           7,247   $      6,418   $         --   $     13,665   $         --   $     18,103
------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 2, 2005
(IN THOUSANDS)

                                                                       GUARANTOR
                                                           PARENT   SUBSIDIARIES   ELIMINATIONS      TOTAL
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                      $(57,202)  $    (26,524)  $     35,533   $(48,193)
  Adjustments to reconcile net (loss) income to net
    cash from operating activities:
    Imputed interest on note payable and other non-cash
      items                                                (2,254)            --             --     (2,254)
    Deferred income tax (benefit) provision               (29,290)        17,720             --    (11,570)
    Depreciation and amortization                           5,523          3,163             --      8,686
    Amortization of deferred financing costs                4,624             --             --      4,624
    Bad debt provision (recovery) provision                    --         (1,315)            --     (1,315)
    (Gain) loss on disposal of property and equipment          --            (91)            --        (91)
    Inventory valuation adjustment                             --          1,995             --      1,995
    Impairment loss on intangible assets                    2,953            258             --      3,211
    Foreign currency gains and losses                          --            (32)            --        (32)
    Gain on sale of investment                                 --             --             --         --
    Equity in income of unconsolidated
      affiliate/consolidated subsidiaries                  30,118            (53)       (30,065)        --
    Minority Interest, net of tax                              --             --             --         --
    Changes in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                     (83)        10,924             --     10,841
      Inventories                                           2,372         21,621         (5,468)    18,525
      Prepaid expenses and other current assets             2,722           (102)            --      2,620
      Other non-current assets                                 --           (564)            --       (564)
      Accounts payable                                         12          3,828             --      3,840
      Income taxes payable                                  6,272          1,497             --      7,769
      Accrued expenses                                     38,419        (47,522)            --     (9,103)
----------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                 4,186        (15,197)            --    (11,011)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (779)          (610)            --     (1,389)
  Proceeds from sale of property and equipment                 --            938             --        938
  Increase in compensating balances on deposit                 --             --             --         --
----------------------------------------------------------------------------------------------------------
         NET CASH FROM INVESTING ACTIVITIES                  (779)           328             --       (451)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving line of
    credit and other short term debt                           --         14,897             --     14,897
  Repayment of long-term debt                                  --           (546)            --       (546)
  Distributions to minority shareholders                       --             --             --         --
  Costs associated with refinancing                        (2,598)            --             --     (2,598)
  Additional payment for trade names                         (837)          (258)            --     (1,095)
  Dividend paid                                                --             --             --         --
  Common stock issued                                          27             --             --         27
----------------------------------------------------------------------------------------------------------
         NET CASH FROM FINANCING ACTIVITIES                (3,408)        14,093             --     10,685
----------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on cash                    --             --             --         --
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      (1)          (776)            --       (777)
Cash, beginning of year(1), including cash of
  discontinued operations of $27,917                            1            903             --        904
----------------------------------------------------------------------------------------------------------
Cash, end of year(1), including cash of discontinued
  operations of $35,934                                  $     --   $        127   $         --   $    127
----------------------------------------------------------------------------------------------------------

---------------
(1) Amounts do not reconcile to face of balance sheet.

      FOREIGN BORROWERS
          AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
--------------------------------------------------------------------------------------------------
      $           1,058   $      3,423   $     (8,075)  $     (3,594)  $         --   $    (51,787)
                     --            348             --            348             --         (1,906)
                 (5,357)        (1,115)            --         (6,472)            --        (18,042)
                  1,192         10,036             --         11,228             --         19,914
                     --             --             --             --             --          4,624
                     16            108             --            124             --         (1,191)
                    150            160             --            310             --            219
                  1,539           (497)            --          1,042             --          3,037
                     --             --             --             --             --          3,211
                     --             --             --             --             --            (32)
                     --           (861)            --           (861)            --           (861)
                     --             --             --             --             --             --
                     --          6,389             --          6,389             --          6,389
                    588            770             --          1,358             --         12,199
                (11,663)         6,097             --         (5,566)            --         12,959
                   (450)        (2,788)            --         (3,238)            --           (618)
                     --            253             --            253                          (311)
                (13,643)        (6,072)            --        (19,715)            --        (15,875)
                 (2,158)        (2,019)            --         (4,177)            --          3,592
                 12,431          3,862             --         16,293             --          7,190
--------------------------------------------------------------------------------------------------
                (16,297)        18,094         (8,075)        (6,278)            --        (17,289)
--------------------------------------------------------------------------------------------------
                 (4,251)        (3,631)            --         (7,882)            --         (9,271)
                 14,999          1,224             --         16,223             --         17,161
                     --           (355)            --           (355)            --           (355)
--------------------------------------------------------------------------------------------------
                 10,748         (2,762)            --          7,986             --          7,535
--------------------------------------------------------------------------------------------------
                 11,660          1,229             --         12,889             --         27,786
                     --           (503)            --           (503)            --         (1,049)
                     --         (2,296)            --         (2,296)                       (2,296)
                     --             --             --             --             --         (2,598)
                     --             --             --             --             --         (1,095)
                 (5,553)        (2,522)         8,075             --             --             --
                     --             --             --             --             --             27
--------------------------------------------------------------------------------------------------
                  6,107         (4,092)         8,075         10,090             --         20,775
--------------------------------------------------------------------------------------------------
                    (58)        (3,389)            --         (3,447)            --         (3,447)
--------------------------------------------------------------------------------------------------
                    500          7,851             --          8,351             --          7,574
                  1,518         40,795             --         42,313             --         43,217
--------------------------------------------------------------------------------------------------
      $           2,018   $     48,646   $         --   $     50,664   $         --   $     50,791
--------------------------------------------------------------------------------------------------

CONSOLIDATING STATEMENT OF CASH FLOWS FOR YEAR ENDED JULY 3, 2004
(IN THOUSANDS)

                                                                             GUARANTOR
                                                                 PARENT   SUBSIDIARIES   ELIMINATIONS       TOTAL
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $(107,329)  $    (66,111)  $     70,095   $(103,345)
  Adjustments to reconcile net income to net cash from
    operating activities:
    Imputed interest on note payable and other non-cash
      items                                                      (2,254)            --             --      (2,254)
    Deferred income tax (benefit) provision                     (11,712)       (18,749)            --     (30,461)
    Depreciation and amortization                                 6,010          4,050             --      10,060
    Amortization of deferred financing costs                      3,501             --             --       3,501
    Bad debt provision                                               --          2,239             --       2,239
    Loss on disposal of property and equipment                      928          1,834             --       2,762
    Inventory valuation adjustment                                   --         20,532             --      20,532
    Impairment loss on intangible assets                          5,883         24,791             --      30,674
    Foreign currency gains and losses                                --            678             --         678
    Equity in income of unconsolidated
      affiliate/consolidated subsidiaries                        57,939            821        (58,760)         --
    Minority Interest, net of tax                                    --             --             --          --
    Loss on early extinguishment of debt                          4,469            580             --       5,049
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                          (246)        28,067             --      27,821
      Inventories                                                (3,025)         1,361        (11,335)    (12,999)
      Prepaid expenses and other current assets                  (1,697)         1,120             --        (577)
      Decrease (increase) in other non-current assets                --             --             --          --
      Accounts payable                                            3,173         (3,609)            --        (436)
      Income taxes payable                                       24,860        (11,990)            --      12,870
      Accrued expenses                                           47,323        (40,489)            --       6,834
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                      27,823        (54,875)            --     (27,052)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (2,412)        (2,437)            --      (4,849)
  Proceeds from sale of property and equipment                       --             84             --          84
  Increase in compensating balances on deposit                       --             --             --          --
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM INVESTING ACTIVITIES                      (2,412)        (2,353)            --      (4,765)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving line of credit
    and other short term debt                                        --         50,609             --      50,609
  Repayment of terminated credit agreement                           --       (105,928)            --    (105,928)
  Proceeds from amended and restated credit agreement                --        105,928             --     105,928
  Repayment of long-term debt                                        --           (869)            --        (869)
  Costs associated with refinancing                              (3,758)          (580)            --      (4,338)
  Additional payment for trade names                            (21,875)            --             --     (21,875)
  Dividend paid                                                      --             --             --          --
  Common stock issued                                               223             --             --         223
-----------------------------------------------------------------------------------------------------------------
         NET CASH FROM FINANCING ACTIVITIES                     (25,410)        49,160             --      23,750
-----------------------------------------------------------------------------------------------------------------
The effect of exchange rate changes on cash                          --             --             --          --
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  1         (8,068)            --      (8,067)
Cash, beginning of year, including cash of discontinued
  operations of $4,143                                                0          8,972             --       8,972
-----------------------------------------------------------------------------------------------------------------
Cash, end of year, including cash of discontinued operations
  of $27,917                                                  $       1   $        904   $         --   $     905
-----------------------------------------------------------------------------------------------------------------

      FOREIGN BORROWERS
          AND GUARANTOR          OTHER                   TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   SUBSIDIARIES   ELIMINATIONS         TOTALS
--------------------------------------------------------------------------------------------------
      $          (3,884)  $     17,735   $     (5,678)  $      8,173   $         --   $    (95,172)
                     --             --             --             --             --         (2,254)
                   (522)          (301)            --           (823)            --        (31,284)
                    781          8,592             --          9,373             --         19,433
                     --             --             --             --             --          3,501
                     --          1,150             --          1,150             --          3,389
                  1,338          1,204             --          2,542             --          5,304
                     --           (340)            --           (340)            --         20,192
                 13,108         (2,927)            --         10,181             --         40,855
                     --             --             --             --             --            678
                     --             --             --             --             --             --
                     --          7,745             --          7,745             --          7,745
                     --             --             --             --             --          5,049
                                                                                                --
                   (449)        (3,432)            --         (3,881)            --         23,940
                 (8,020)       (24,052)            --        (32,072)            --        (45,071)
                   (653)        (3,155)            --         (3,808)            --         (4,385)
                     --            180                           180             --            180
                 13,428         41,856             --         55,284             --         54,848
                    989          3,810             --          4,799             --         17,669
                 (7,860)          (527)            --         (8,387)            --         (1,553)
--------------------------------------------------------------------------------------------------
                  8,256         47,538         (5,678)        50,116             --         23,064
--------------------------------------------------------------------------------------------------
                (13,794)       (14,465)            --        (28,259)            --        (33,108)
                    957             --             --            957             --          1,041
                               (16,600)            --        (16,600)            --        (16,600)
--------------------------------------------------------------------------------------------------
                (12,837)       (31,065)            --        (43,902)            --        (48,667)
--------------------------------------------------------------------------------------------------
                 10,438             --             --         10,438             --         61,047
                     --             --             --             --             --       (105,928)
                     --             --             --             --             --        105,928
                     --             --             --             --             --           (869)
                     --             --             --             --             --         (4,338)
                     --             --             --             --             --        (21,875)
                 (5,393)          (286)         5,679             --             --             --
                     --             --             --             --             --            223
--------------------------------------------------------------------------------------------------
                  5,045           (286)         5,679         10,438             --         34,188
--------------------------------------------------------------------------------------------------
                  1,054            976             --          2,030             --          2,030
--------------------------------------------------------------------------------------------------
                  1,518         17,164             --         18,682             --         10,615
                     --         23,630             --         23,630             --         32,602
--------------------------------------------------------------------------------------------------
      $           1,518   $     40,794   $         --   $     42,312   $         --   $     43,217
--------------------------------------------------------------------------------------------------

22.  SUBSEQUENT EVENTS

     On August 15, 2006, the Company entered into a ninth amendment to, and waiver under, the senior secured credit facility (the "Ninth Amendment").

     The Ninth Amendment, among other things: (1) provides for an additional overadvance amount of $26.25 million; (2) eliminates the fixed charge coverage ratio and minimum EBITDA covenants through and including March 2007 and revises such covenants thereafter; (3) adds a monthly cash flow covenant through March 2007; (4) provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $26.25 million must be reduced to a maximum of $23.0 million by the end of March 2007; (5) excludes from EBITDA up to $6 million of losses or sale of excess inventory between August 15, 2006 and December 31, 2006; (6) increases the interest rate by 50 basis points; and (7) extends to September 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California.

     As partial consideration for the Ninth Amendment, the Company issued a warrant to purchase 719,320 shares of common stock of the Company at an exercise price of $2.12 per share. The warrant may be exercised any time before the later of December 31, 2007 and the Stated Termination Date (as defined in the senior secured credit facility). The Company granted registration rights with respect to the shares issuable upon exercise of the warrant.

     On October 10, 2006, the Company entered into an amendment and restatement to the Europe Facility Agreement, which waives compliance with the fixed charge coverage ratio for the months of April and May 2006 and amends the definition of such covenant thereafter.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
  3.1     Second Amended and Restated Certificate of Incorporation of
          Registrant, as amended. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.2     Certificate of Designation for the Series A Convertible
          Preferred Stock of the Registrant. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
          fiscal year ended July 3, 2004.
  3.3     Certificate of Amendment to Second Amended and Restated
          Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.4     Certificate of Amendment to Second Amended and Restated
          Certificate of Incorporation. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.5     Certificate of Designation of Series B Junior Participating
          Preferred Stock. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
  3.6     Certificate of Designation of Series C Preferred Stock.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
  3.7     By-laws of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
  4.1     Specimen Certificate for shares of Common Stock, $.01 par
          value, of the Registrant. Incorporated by reference to the
          Registrant's Registration Statement on Form S-1
          (Registration No. 33-42097).
  4.2     Form of Note for Registrant's 10 3/4% Senior Subordinated
          Notes. Incorporated by reference to the Registrant's
          Registration Statement on Form S-4 (Registration No.
          333-70169).
  4.3     Indenture dated December 16,1998 between Norwest Bank
          National Association, as Issuer, and the Registrant relating to the Registrant's 10 3/4% Senior Subordinated Notes.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-4 (Registration No. 333-70169).
  4.4     Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank
          Minnesota, N.A., as trustee, relating to $250,000,000 in
          aggregate principal amount and maturity of 12 1/4% Senior
          Subordinated Notes due 2008. Incorporated by reference to
          the Quarterly Report on Form 10-Q for the fiscal quarter
          ended March 31, 2001.
  4.5     Form of Note for Registrant's 12 1/4% Senior Subordinated
          Notes due April 15, 2008. Incorporated by reference to the
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 31, 2001.
  4.6     Rights Agreement dated as of June 28, 2004 between the
          registrant and UMB Bank, N.A., as Rights Agreement
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 2004.
  4.7     Letter to Stockholders relating to the adoption of a
          stockholder rights plan with attachment. Incorporated by
          reference to the Registrant's Current on Form 8-K dated June
          28, 2004.
  4.8     Agreement of Resignation, Appointment and Acceptance dated
          June 27, 2005 by and among Salton, Inc., Wells Fargo Bank,
          National Association, successor by merger to Wells Fargo
          Bank Minnesota, National Association, formerly known as
          Norwest Bank Minnesota, National Association and SunTrust
          Bank, a national association. Incorporated by reference to the Registrant's Current on Form 8-K dated June 27, 2005.
  4.9     Agreement of Resignation, Appointment and Acceptance dated
          June 27, 2005 by and among Salton, Inc., Wells Fargo Bank,
          National Association, successor by merger to Wells Fargo
          Bank Minnesota, National Association, formerly known as
          Norwest Bank Minnesota, National Association and SunTrust
          Bank, a national association. Incorporated by reference to the Registrant's Current on Form 8-K dated June 27, 2005.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
  4.10    First Supplement to Indenture dated as of August 26, 2005
          between Salton, Inc. and SunTrust Bank, as trustee, with
          respect to the 10 3/4% Senior Subordinated Notes due 2005.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
  4.11    First Supplement to Indenture dated as of August 26, 2005
          between the Company and SunTrust Bank, as trustee, with
          respect to the 12 1/4% Senior Subordinated Notes due 2008.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
 10.1*    Salton/Maxim Housewares, Inc. Stock Option Plan.
          Incorporated by reference to the Registrant's Registration
          Statement on form S-1 (Registration No. 33-42097).
 10.2     Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives.
          Incorporated by reference to the Registrant's Registration
          Statement on Form S-1 (Registration No. 33-42097).
 10.3*    Salton/Maxim Housewares, Inc. 1995 Employee Stock Option
          Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
 10.4*    Salton/Maxim Housewares, Inc. Non-Employee Directors Stock
          Option Plan. Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          December 30, 1995.
 10.5     Stock Purchase Agreement dated July 15, 1998 by and among
          the Registrant and Centre Capital Investors III, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors, L.P., The State Board of Administration
          of Florida, Centre Parallel Management Partners, L.P. and
          Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant's Current Report on Form 8-K dated July
          15, 1998.
 10.6     Registration Rights Agreement dated July 15, 1998 by and
          among the Registrant and Centre Capital Investors II, L.P.,
          Centre Capital Tax-Exempt Investors II, L.P., Centre Capital
          Offshore Investors II, L.P., The State Board of
          Administration of Florida, Centre Parallel Management
          Partners, L.P. and Centre Partners Coinvestment, L.P.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 28, 1998.
 10.7*    The Salton, Inc. 1998 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed on December 2, 1998.
 10.8     Agreement effective as of July 1, 1999 between Salton and
          George Foreman. Incorporated by reference to the
          Registrant's, Current Report on Form 8-K dated December 9,
          1999.
 10.9     Agreement effective as July 1, 1999 between Salton and Sam
          Perlmutter. Incorporated by reference to the Registrant's,
          Current Report on Form 8-K dated December 9, 1999.
 10.10    Agreement effective as of July 1, 1999 between Salton and
          Michael Srednick Incorporated by reference to the
          Registrant, Current Report on Form 8-K dated December 9,
          1999.
 10.11*   The Salton, Inc. 1999 Employee Stock Option Plan.
          Incorporated by reference to the Registrant's Definitive
          Proxy Statement on Schedule 14A filed December 9, 1999.
 10.12*   Salton, Inc. 2001 Employee Stock Option Plan. Incorporated
          by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
 10.13*   Salton, Inc. 2002 Stock Option Plan. Incorporated by
          reference to Quarterly Report on Form 10-Q for the fiscal
          quarter ended March 30, 2002.
 10.14    License agreement between Westinghouse Electric Corporation and Salton, Inc. Incorporated by reference to the
          Registrant's Annual Report on Form 10-K for the fiscal year ended June 29, 2002
 10.15*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
 10.16*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.17*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and William B. Rue Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.18*   Employment Agreement effective as of January 1, 2003 between
          Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant's Current Report on Form 8-K dated October
          23, 2002
 10.19    Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as
          administrative agent and collateral agent and as a co-agent,
          Bank of America, N.A., as syndication agent and
          co-documentation agent and as a co-agent, Banc of America
          Securities LLC, as co-arranger and co-book runner and
          Wachovia Securities, Inc, as co-arranger and co-book runner,
          Bank One, N.A. and Fleet Capital Corporation each as co-
          documentation agents, Salton, Inc., each of Salton's
          subsidiaries listed on the signature pages thereto and each of Salton's other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the
          Quarterly Report on Form 10-Q for the fiscal quarter ended
          March 29, 2003.
 10.20    Agreement dated as of May 28, 2003, between Salton, Inc. and
          George Foreman. Incorporated by reference to the Current
          Report on Form 8-K dated May 29, 2003.
 10.21    First Amendment to Credit Agreement dated as of February 4,
          2004 by and among Salton, Inc., Toastmaster Inc., Salton
          Toastmaster Logistics LLC, each of Salton's Subsidiaries
          that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National
          Association in its capacity as Administrative Agent for the
          Lenders. Incorporated by reference to the Registrant's
          Current Report on Form 8-K, dated February 10, 2004.
 10.22    Forbearance Agreement and Amendment dated as May 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster
          Logistics LLC, each of Salton's Subsidiaries that are
          signatories thereto as Guarantors, the Lenders that are
          signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders.
          Incorporated by reference to the Form 8-K filed on May 11,
          2004.
 10.23    First Amendment to Forbearance Agreement dated as of June
          10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton
          Toastmaster Logistics LLC, each of Salton's Subsidiaries
          that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National
          Association in its capacity as Administrative Agent for the
          Lenders. Incorporated by reference to the Form 8-K filed on
          June 10, 2004.
 10.24    Amended and Restated Credit Agreement dated as of June 15,
          2004 among the financial institutions named therein,
          Wachovia Bank, as the Agent, and Silver Point Finance, LLC,
          as the Co-Agent, Syndication Agent, Documentation Agent,
          Arranger and Book Runner, and Salton, Inc, each of its
          subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories
          thereto as Guarantors. Incorporated by reference to the Form
          8-K filed on June 15, 2004.
 10.25    Second Amendment to Amended and Restated Credit Agreement
          dated as of May 11, 2005 by and among the Lenders that are signatories thereto, Wells Fargo Foothill, Inc., as
          administrative agent and collateral agent for the Lenders,
          Silver Point Finance, LLC, as the co-agent, syndication
          agent, documentation agent, arranger and book runner,
          Salton, Inc., a Delaware corporation, each of its
          subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories
          thereto as Guarantors. Incorporated by reference to the Form
          10-Q for the fiscal quarter ended April 2, 2005.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
 10.26    Support Agreement dated July 5, 2005 by and between Salton,
          Inc. and Angelo, Gordon & Co., L.P. Incorporated by
          reference to the Registrant's Current Report on Form 8-K
          dated July 5, 2005.
 10.27    Third Amendment to, and Waiver under, Amended and Restated
          Credit Agreement dated as of July 8, 2005 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance,
          LLC, as co-agent, syndication agent, documentation agent,
          assigner and book runner, Salton, Inc., each of Salton's
          Subsidiaries identified on the signature pages thereof as
          Borrowers and each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K
          dated July 11, 2005.
 10.28    Waiver Under Second Amendment to Amended and Restated Credit
          Agreement dated as of July 14, 2005 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the lenders, Silver Point Finance,
          LLC, as co-agent, syndication agents documentation agent,
          assigner and book runner, Salton, Inc., each of Salton's
          Subsidiaries identified on the signature pages thereof as
          Borrowers and each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K
          dated July 19, 2005.
 10.29    Amendment to Support Agreement dated August 1, 2005 among
          Salton, Inc. and certain beneficial owners of Salton 10 3/4%
          Senior Subordinated Notes due 2005 and 12 1/4% Senior
          Subordinated Notes due 2008. Incorporated by reference to
          the Registrant's Current Report on Form 8-K dated August 1,
          2005.
 10.30    Credit Agreement dated as of August 26, 2005 among the
          financial institutions named therein, as the lenders, The
          Bank of New York, as the agent, Salton, Inc. and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories
          thereto, as guarantors. Incorporated by reference to the
          Registrant's Current on Form 8-K dated August 26, 2005.
 10.31    Intercreditor Agreement dated as of August 26, 2005 by and between Silver Point Finance, LLC, Wells Fargo Foothill,
          Inc. and The Bank of New York. Incorporated by reference to the Registrant's Current on Form 8-K dated August 26, 2005.
 10.32    Registration Rights Agreement dated as of August 26, 2005
          between Salton, Inc. and Angelo, Gordon & Co., L.P.
          Incorporated by reference to the Registrant's Current on
          Form 8-K dated August 26, 2005.
 10.33    Sale Agreement between Interactive Capital (Proprietary)
          Limited, in its own right and on behalf of each member of a consortium, and Salton, Inc., on behalf of Pifco Overseas
          Limited. Incorporated by reference to the Registrant's
          Current Report on Form 8-K dated August 29, 2005.
 10.34*   Amended and Restated Salton, Inc. Flexible Deferral Plan.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 8, 2005.
 10.35    Asset Purchase Agreement dated as of September 15, 2005
          among Salton, Inc., SAH Acquisition Corp. and Lifetime
          Brands, Inc. Incorporation by reference to the Registrant's
          Current Report on 8-K dated September 19, 2005.
 10.36    Waiver and Consent under Amended and Restated Credit
          Agreement dated as of September 16, 2005 by and among the
          financial institutions identified on the signature pages
          thereof (the "Lenders"), Wells Fargo Foothill, Inc., as
          administrative agent and collateral agent for the Lenders,
          Silver Point Finance, LLC, as the co-agent, syndication
          agent, documentation agent, arranger and book runner,
          Salton, Inc., each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on 8-K dated
          September 23, 2005.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
 10.37    Waiver and Consent under Amended and Restated Credit
          Agreement dated as of September 22, 2005 by and among the
          financial institutions on the signature pages thereof (the
          "Lenders"), Wells Fargo Foothill, Inc., as administrative
          agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries
          identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature
          pages thereof as Guarantors. Incorporated by reference to
          the Registrant's Current Report on 8-K dated September 19,
          2005.
 10.38    Fourth Amendment to, and Waiver Under, Amended and Restated
          Credit Agreement dated as of September 22, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC, as co-agent, syndication agent, documentation agent, assigner and book runner, Salton, Inc., each of
          Salton's Subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on 8-K dated September 23, 2005.
 10.39*   Form of Stock Option Agreement. Incorporated by reference to the Registrants Annual Report on Form 8-K for the fiscal
          year ended July 2, 2005.
 10.40*   Summary of Non-employee Director Compensation. Incorporated by reference to the Registrants Annual Report on Form 8-K
          for the fiscal year ended July 2, 2005.
 10.41    Fifth Amendment to Amended and Restated Credit Agreement
          dated as of October 7, 2005 by and among the Lenders, Wells
          Fargo Foothill, Inc., as administrative agent, and
          collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent,
          arranger and book runner, Salton, Inc., each of Salton's
          Subsidiaries identified on the signature pages thereof as
          Borrowers and each of Salton's Subsidiaries identified on
          the signature pages thereof as Guarantors. Incorporated by reference to the Registrant's Current Report on Form 8-K
          dated October 7, 2005.
 10.42    Sixth Amendment to Amendment to, and Waiver Under, Amended
          and Restated Credit Agreement dated as of November 9, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as
          administrative agent, and collateral agent for the Lenders,
          Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries identified on the signature
          pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 9, 2005.
 10.43    General Release and Separation Agreement dated as of
          December 5, 2005 by and between David M. Mulder and Salton,
          Inc. Incorporated by reference to the Registrant's Current
          Report on Form 8-K dated December 5, 2005.
 10.44    Facility Agreement dated as of December 23, 2005 by and
          among Salton Holdings Limited, Salton Europe Limited,
          certain affiliates of Salton Holdings Limited, Burdale
          Financial Limited, as agent and security trustee, and the
          financial institutions party thereto as lenders.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 2005.
 10.45    Waiver and Consent Under Amended and Restated Credit
          Agreement dated as of December 20, 2005 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative
          agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC,as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of
          Salton's subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 23, 2005.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
 10.46    Seventh Amendment to, and Waiver Under, Amended and Restated
          Credit Agreement dated as of February 8, 2006 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of
          Salton's Subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 8, 2006.
 10.47    Form of Restricted Stock Agreement. Incorporated by
          reference to the Registrant's Current Report on Form 8-K
          dated April 26, 2006
 10.48    Employment Agreement effective as of December 10, 2005
          between Salton, Inc. and William Lutz. Incorporated by
          reference to the Registrant's Current Report on Form 8-K
          dated April 26, 2006
 10.49    Eighth Amendment to, and Waiver Under, Amended and Restated
          Credit Agreement dated as of May 10, 2006 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative
          agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of
          Salton's Subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 10, 2006.
 10.50    Ninth Amendment to, and Waiver Under, Amended and Restated
          Credit Agreement dated as of August 15, 2006, we entered
          into a ninth amendment by and among the Lenders, Wells Fargo
          Foothill, Inc., as administrative agent, and collateral
          agent for the Lenders, Silver Point Finance, LLC, as
          co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton's Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's Subsidiaries identified on the signature
          pages thereof as Guarantors. Incorporated by reference to
          the Registrant's Current Report on Form 8-K dated August 15,
          2006.
 10.51    Common Stock Purchase Warrant dated August 15, 2006 issued in favor of SPCP Group, LLC. Incorporated by reference to
          Registrant's Current Report on Form 8-K dated August 15,
          2006.
 10.52    Separation Agreement dated as of August 24, 2006 by and
          between David C. Sabin and Salton, Inc. Incorporated by
          reference to the Registrant's Current Report on Form 8-K
          dated August 24, 2006.
 10.53    Amendment and Restatement dated as of October 10, 2006 to
          the Facility Agreement by and among Salton Holdings Limited,
          Salton Europe Limited, certain affiliates of Salton Holdings
          Limited, Burdale Financial Limited, as agent and security
          trustee, and the financial institutions party thereto as
          lenders. Incorporated by reference to the Registrant's
          Current Report on Form 8-K dated October 10, 2006.
 10.54    Waiver and Consent Under Amended and Restated Credit
          Agreement dated as October 10, 2006 by and among the
          Lenders, Wells Fargo Foothill, Inc., as administrative
          agent, and collateral agent for the Lenders, Silver Point
          Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of
          Salton's subsidiaries identified on the signature pages
          thereof as Borrowers and each of Salton's Subsidiaries
          identified on the signature pages thereof as Guarantors.
          Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 10, 2006.
 12(A)    Computation of Ratio of Earnings to Fixed Charges
 21.1     Subsidiaries of Salton, Inc.
 23.1     Consent of Deloitte & Touche LLP
 31.1     Certification by the Chief Executive Officer Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
-------   -----------------------
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