Form 10-K/A
period 2006-07-01
SALTON INC
filed 2006-10-30
CIK 878280

================================================================================

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

                         COMMISSION FILE NUMBER 0-19557

                                   ----------

                                  SALTON, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

         DELAWARE 36-3777824                             36-3777824
(State Incorporation or Organization)       (I.R.S. Employer Identification No.)

                                1955 FIELD COURT
                           LAKE FOREST, ILLINOIS 60045
                                 (847) 803-4600
                (Address including zip code and telephone number,
              including area code, of principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
          --------------             -----------------------------------------
Common Stock, $0.01 par value                 New York Stock Exchange
Rights to Purchase Series B Junior            New York Stock Exchange
Participating Preferred Stock

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark of the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes [ ] No [X]

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

 Large Accelerated Filer[ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

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

The number of shares of the Registrant's Common Stock outstanding as of October
                            25, 2006 was 14,383,890.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                  SALTON, INC.

                              INDEX TO FORM 10-K/A
                     FOR THE FISCAL YEAR ENDED JULY 1, 2006

                                                                            PAGE
                                                                            ----
                                    PART III

Item 10. Directors And Executive Officers Of The Registrant..............     3
Item 11. Executive Compensation..........................................     8
Item 12. Security Ownership Of Certain Beneficial Owners And Management..    12
Item 13. Certain Relationships And Related Transactions..................    14
Item 14. Principal Accounting Fees and Services..........................    14

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules......................    15

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

     All forward looking statements included in this annual report on Form 10-K/A are based on information available to us on the date of this annual report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this annual report on Form 10-K/A.

                            EXPLANATION FOR AMENDMENT

     We are filing this amendment to our annual report on Form 10-K filed on October 16, 2006 to include information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. We will also include this information in our proxy statement for our 2006 Annual Meeting of Stockholders.

     Certain terms used in this amendment have the same meaning as in our annual report on Form 10-K filed on October 16, 2006 unless otherwise defined herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Board of Directors is divided into three classes, having three-year terms that expire in successive years. The Board is comprised of one Class I Director (Jason B. Mudrick), three Class II Directors (Daniel J. Stubler, Bruce
J. Walker and David M. Maura) and three Class III Directors (Leonhard Dreimann, Steven Oyer and Lester C. Lee).

        NAME           AGE         POSITION WITH THE COMPANY        DIRECTOR SINCE
        ----           ---         -------------------------        --------------
CLASS I DIRECTOR:
Jason B. Mudrick....    31   Director                                    2006

CLASS II DIRECTORS:
Daniel J. Stubler...    63   Director                                    2004
Bruce J. Walker.....    62   Director                                    2001
David M. Maura......    33   Director                                    2006

CLASS III DIRECTORS:
Leonhard Dreimann...    58   Chief Executive Officer and Director        1988
Steven Oyer.........    51   Director                                    2003
Lester C. Lee.......    45   Director                                    2005

     Harbinger Capital Partners Master Fund I, Ltd., which currently beneficially owns approximately 15% of our common stock, has the right to designate one director as long as they beneficially own the aggregate at least 20,000 shares of our outstanding Series A voting convertible preferred stock. David M. Maura has been designated a director by Harbinger.

CLASS III DIRECTORS

     LEONHARD DREIMANN has served as Chief Executive Officer and a director of the Company since its inception in August 1988 and is a founder of the Company. From 1988 to July 1998, Mr. Dreimann served as President of the Company. From 1987 to 1988, Mr. Dreimann served as president of the Company's predecessor Salton, Inc., a wholly-owned subsidiary of SEVKO, Inc. Prior to 1987, Mr. Dreimann served as managing director of Salton Australia Pty. Ltd., a distributor of Salton brand kitchen appliances. Mr. Dreimann serves on the board of directors of Amalgamated Appliance Holdings Limited, a South African publicly-held company that is a manufacturer and distributor of branded consumer electronics and appliances in South Africa.

     STEVEN OYER has been a director of the Company since March 2003. Mr. Oyer is president and principal of Capital Placement Holdings, Inc., a New York advisory firm. On September 28, 2006, Mr. Oyer agreed to serve as interim chief executive officer of Saflink Corporation, a publicly traded biometric software company. From 2001 through 2005, Mr. Oyer served as managing director of Standard & Poor's Investment Services, responsible for global business development. He served as Saflink's interim chief financial officer in 2001. From 1995 to 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm. Mr. Oyer is a member of the board of directors of Saflink Corporation. He has been active in financial industry associations such as Family Office Exchange and has served on the leadership council of the Institute of Private Investors.

     LESTER LEE has been a director of the Company since September 2005. Mr. Lee has served as Chief Executive Officer of the Evercare Company since March, 2006. Mr. Lee served as President, North America of Rayovac Corporation from November 2003 to April 2005. From August 1977 to November 2003, Mr. Lee served in several management positions at Remington Consumer Products, most recently as President, North America from January 2001 to November 2003. Prior to that time, Mr. Lee served in management positions at Pacific Bell Mobile Services from 1995 to 1997 and at Norelco Consumer Products Company from 1989 to 1995.

CLASS I DIRECTOR

     JASON M. MUDRICK was appointed as a director by the Board in October 2006. Mr. Mudrick was suggested as a board candidate by Contrarian Capital Management, LLC, an investment firm based in Greenwich, CT, which as of October 25, 2006 may be deemed to beneficially own approximately 2.6 million shares of our outstanding common stock. Mr. Mudrick is a Portfolio Manager at Contrarian. Prior to joining Contrarian in 2001, Mr. Mudrick was an associate in the Mergers & Acquisitions Investment Banking Group at Merrill Lynch & Co from 2000 to 2001. Mr. Mudrick is admitted to the New York State Bar. Mr. Mudrick is a member of the Board of Directors of Integrated Alarm Services Group, Inc., a publicly-held alarm monitoring and dealer services company, and Safety-Kleen Holdco., Inc., a private company in the industrial waste services industry.

CLASS II DIRECTORS

     DANIEL J. STUBLER has been a director of the Company since October 2004. Mr. Stubler is the retired President and Chief Operating Officer of Toastmaster Inc., a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products. Mr. Stubler served as President and Chief Operating Officer of Toastmaster from 1987 to 1999 and Senior Vice President, Marketing and Administration from 1980 to 1987. Prior to joining Toastmaster, Mr. Stubler served as Vice President, Industrial Relations of McGraw-Edison Co. from 1976 to 1980 and as Group Director, Industrial Relations of The General Tire & Rubber Company from 1968 to 1976.

     DAVID M. MAURA has been a director of the Company since June 2006. Mr. Maura has been a consultant to Harbinger Capital Partners since March, 2006. Mr. Maura was a Managing Director of First Albany Capital, from March, 2003 through February, 2006, where he was a Senior Research Analyst focused on distressed debt and special situations in the consumer products and retail sectors of the high yield market. Mr. Maura was a Director in the Global High Yield Research department of Merrill Lynch & Co. during 2002. Prior to Merrill Lynch & Co., Mr. Maura was a Vice President and Senior Analyst with Wachovia Securities' High Yield Group from 1994 to 2002. Mr. Maura is a Chartered Financial Analyst.

     BRUCE J. WALKER has been a Director of the Company since June 2001. Dr. Walker has been Dean of the College of Business and Professor of Marketing at the University of Missouri-Columbia since 1990. Previously, he was a marketing faculty member and department chair at Arizona State University. Dr. Walker serves as a director of Boone County National Bank, headquartered in Columbia, Missouri.

                CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

     The Company is committed to having sound corporate governance policies. Having such principles is essential to running the Company's business efficiently and to maintaining the Company's integrity in the marketplace. The Company's Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on the Company's website at http://www.saltoninc.com, and are also available in print upon written request addressed to the Assistant Secretary of the Company at the corporate headquarters at the following address:
Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045.

BOARD INDEPENDENCE

     The Board of Directors has determined that a majority of the members of the Company's Board of Directors has no material relationship with the Company (either directly or as partners, stockholders or officers of an organization that has a relationship with the Company) and is "independent" within the meaning of the New York Stock Exchange ("NYSE") director independence standards. Leonhard Dreimann, Chief Executive Officer of the Company, is not considered to be independent.

     Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Special Independent Committee has no material relationship to the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and is "independent" within the meaning of the Company's director independence standards.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     The Company's Board of Directors held ten meetings in fiscal 2006 and did not act by unanimous written consent in fiscal 2006. The Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Special Independent Committee.

     The following table provides the current membership information for each of the Board Committees:

                                             NOMINATING AND     SPECIAL
        NAME          AUDIT   COMPENSATION     GOVERNANCE     INDEPENDENT
        ----          -----   ------------   --------------   -----------
Jason B. Mudrick...                                                X
Steven Oyer........     X*         X               X
Daniel J. Stubler..     X          X*              X               X*
Bruce J. Walker....     X          X               X*              X

----------
*    Committee Chairperson

     Except for Mr. Lester C. Lee, each director attended at least 75% of all Board and applicable Committee meetings.

     Below is a description of each committee of the Board of Directors.

     AUDIT COMMITTEE. The Audit Committee meets with the Company's finance and accounting managers and its independent public accountants to review the adequacy of internal controls and the results and scope of the audit and other services provided by the independent auditors. The Audit Committee is currently comprised of Steven Oyer (Chair), Bruce J. Walker and Daniel J. Stubler. Mr. Oyer qualifies as an "audit committee financial expert" as defined by the SEC.

     The Audit Committee held nine meetings and did not act by unanimous written consent in fiscal 2006.

     COMPENSATION COMMITTEE. The Compensation Committee administers salaries, incentives and other forms of compensation for executive officers of the Company. The Compensation Committee also: oversees the Company's compensation and benefit plans for the chief executive officer and other executive officers of the Company; oversees the Company's management development planning process, including executive succession plans for key executive officer positions; and produces an annual report on executive compensation for inclusion in the Company's proxy statement. The Compensation Committee is currently comprised of Daniel J. Stubler (Chair), Steven Oyer and Bruce J. Walker. The Compensation Committee held three meetings and did not act by unanimous written consent in fiscal 2006.

     NOMINATING AND GOVERNANCE COMMITTEE. The Nominating and Governance Committee is responsible for assessing corporate governance guidelines, evaluating Board performance, setting eligibility requirements for candidates for election to the Board of Directors and evaluating and making recommendations for new director candidates. The Nominating and Governance Committee is responsible for reviewing with the Board the appropriate skills and experience required of Board members in light of the current skills, experience and backgrounds existing on the Board. The Board assessment includes a review of the age and diversity of candidates, in addition to their skills and experience. In case of new director candidates, the Nominating and Governance Committee also determines whether the nominee must be independent, which determination is made based on applicable NYSE listing standards, applicable Securities and Exchange Commission rules and regulations and under the advice of counsel, if necessary. Board members are expected to make sure that other commitments do not interfere with the devotion of time needed to understand the Company's business and to review materials for, attend and fully participate in each meeting. The Nominating and Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons.

     The Nominating and Governance Committee will consider properly submitted recommendations for director candidates from stockholders of the Company. A stockholder interested in making such a recommendation should submit a written recommendation identifying the candidate and explaining his or her qualifications. The recommendation should be mailed to the Assistant Secretary of the Company at the corporate headquarters at Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045. The Nominating and Governance Committee is comprised of Bruce J. Walker (Chair), Steven Oyer and Daniel J. Stubler. The Nominating and Governance Committee held two meetings and did not act by unanimous written consent in fiscal 2006.

     SPECIAL INDEPENDENT COMMITTEE. During fiscal 2007, the Board of Directors formed a Special Independent Committee consisting of three independent directors to analyze various strategic options, including but not limited to, a possible sale or merger of the Company. The Special Independent Committee currently consists of Daniel J. Stubler (Chair), Jason B. Mudrick and Bruce J. Walker. The Company has retained Houlihan Lokey Howard & Zukin, Inc. to assist the Board of Directors and the Special Committee in evaluating strategic alternatives. Although there has been consolidation in the small appliance market and the Company has received expressions of interest by third parties in possible transactions with the Company, there can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing. Because the Special Independent Committee was formed in fiscal 2007, no meetings were held in fiscal 2006.

     EXECUTIVE SESSIONS. The non-management directors of the Company meet in executive session of the Board without management at each regular board meeting and at each regular meeting of the Audit Committee, Compensation Committee and Nominating and Governance Committee, and as otherwise scheduled from time to time. The Chair of the Nominating and Governance Committee presides at all executive sessions of the Board. The Chair of each of the Audit Committee, Compensation Committee and the Nominating and Governance Committee presides at the executive sessions of his or her respective committee. Interested parties who would like to communicate with the non-management directors or any individual non-management director may do so by sending a letter to the Chair of the Nominating and Governance Committee in care of the General Counsel of the Company at the corporate headquarters at the following address: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045.

     COMMUNICATIONS WITH THE BOARD. Individuals may communicate with the Board in writing by submitting a letter addressed to the "Board of Directors" or to any of the directors by name in care of the General Counsel of the Company at the corporate headquarters at Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045. The communication should indicate the name(s) of any specific director(s) for whom it is intended, or the "Board of Directors" as a whole. All communications will be compiled by the General Counsel of the Company and submitted as appropriate to the Board or specified directors on a periodic basis.

     DIRECTOR COMPENSATION. Non-employee members of the Board of Directors are each paid an annual retainer fee of $40,000 and are reimbursed for all expenses incurred in attending meetings of the Board of Directors or any committee thereof. The chairs of the Compensation Committee and the Nominating and Governance Committee receive an additional annual fee of $2,000. The chair of the Audit Committee receives an additional annual fee of $4,000. Additionally, each non-employee Board member receives $1,000 for attendance in person of each Board and committee meeting. Fees are generally not paid for special telephonic Board or Committee meetings except as otherwise specifically approved by the Chairperson of the Board or Committee, as applicable, and notice of the same is provided to the Board. Mr. Mudrick will not receive any compensation for serving on the Board.

     CODE OF BUSINESS CONDUCT AND ETHICS. The Board of Directors has adopted a Code of Business Conduct and Ethics and a Whistleblowing and Whistleblower Protection Policy which apply to all our directors and officers. A copy of the Code of Business Conduct and Ethics is available free of charge through our website at http://www.saltoninc.com.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the forms furnished to the Company and other information, we believe that all of these reporting persons complied with their filing requirement for fiscal 2006.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows the total compensation for each of the fiscal years ending July 1, 2006, July 2, 2005 and July 3, 2004 received by (1) the Company's Chief Executive Officer, (2) the other most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 during the last fiscal year, (3) David C. Sabin, who served as Chairman of the Board until August 24, 2006 and (4) William B. Rue, who served as President and Chief Operating Officer until October 18, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                       -------------------------------
                                       ANNUAL COMPENSATION                     AWARDS
                             ---------------------------------------   ---------------------
                                                            OTHER      RESTRICTED              PAYOUTS
                                                           ANNUAL         STOCK     OPTIONS/     LTPP      ALL OTHER
        NAME AND                     SALARY     BONUS   COMPENSATION    AWARD(S)      SARS     PAYOUTS   COMPENSATION
   PRINCIPAL POSITION        YEAR      $          $        ($)(1)          (#)         (#)       ($)        ($)(4)
   ------------------        ----   -------     -----   ------------   ----------   --------   -------   ------------
Leonhard Dreimann.........   2006   503,077(2)             46,369          --          --         --        10,854
(Chief Executive             2005   420,000(2)             48,217          --          --         --         8,325
Officer)                     2004   593,078(2)             52,996          --          --         --         5,945

David C. Sabin............   2006   503,077(2)             29,610          --          --         --        11,812
(Former Chairman and         2005   420,000(2)             32,061          --          --         --         8,325
Secretary)                   2004   593,078(2)             36,332          --          --         --        11,513

William B. Rue............   2006   503,077(2)             49,129          --          --         --        10,854
(Former President and        2005   420,000(2)             51,865          --          --         --         8,325
Chief Operating Officer)     2004   593,078(2)             60,487          --          --         --         5,945

William Lutz..............   2006   201,921                13,757       7,500(3)       --         --         4,558
(Chief Financial             2005   166,346                11,837          --          --         --         3,327
Officer)                     2004   160,000                11,277          --          --         --         2,469

----------
(1) Consists primarily of reimbursement for costs associated with use and maintenance of an automobile.

(2) Messrs. Dreimann, Sabin and Rue voluntarily reduced their annual salaries from $600,000 to $420,000 effective June 7, 2004 until December 31, 2005.

(3) Restricted stock grant was made on April 26, 2006. Two thousand of the shares vested on the date of grant, and the remainder vest 50% of each anniversary of the date of grant.

(4) Matching contributions under the Company's 401k and deferred compensation plans.

     No options were granted to any named executive officer during the fiscal year ended July 1, 2006. The following table sets forth certain information with respect to the unexercised options to purchase the Common Stock held by the named executive officers at July 1, 2006.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR-END OPTION/SAR VALUES

                                                                                          VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                                             VALUE       OPTIONS/SARS AT FY-END(#)          AT FY-END($)(2)
                       SHARES ACQUIRED   REALIZED ($)   ---------------------------   ---------------------------
        NAME           ON EXERCISE (#)        (1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------   ---------------   ------------   -----------   -------------   -----------   -------------
Leonhard Dreimann...            --               --       550,256           --             --             --
David C. Sabin......       105,000          244,996       550,256           --             --             --
William B. Rue......            --               --       550,256           --             --             --
William Lutz........            --               --         4,000           --             --             --

(1) Based on the fair market value of the Common Stock on exercise date ($4.00 per share) less the option exercise price.

(2) Based on the fair market value of the Common Stock on July 1, 2006 ($2.37 per share) less the option exercise price.

EMPLOYMENT AGREEMENTS

     Leonhard Dreimann (Chief Executive Officer) and the Company are parties to an employment agreement, effective as of January 1, 2003, which provides for his continued employment in his present capacity with the Company through the last day of the fiscal year closest to June 30, 2006; provided that commencing on July 1, 2005, the term is automatically extended each day by one day to create a new one-year term unless a 12-month written notice of an intention not to extend is given by either party. The employment agreements may not be terminated (1) within the two year period after a change in control of the Company nor (2) while a change in control is imminent.

     Mr. Dreimann is entitled to an annual salary at the rate of $600,000, subject to an annual increase (commencing January 1, 2004) of up to 10% based on growth in the Company's EBITDA from the prior calendar year. Mr. Dreimann is entitled to participate in the Company's Management Incentive Plan as determined by the Company during each fiscal year ending during the term of the employment agreements. The bonus if the Company achieves maximum performance goals will be 150% of an Mr. Dreimann's salary.

     Under the terms of the employment agreement, if Mr. Dreimann is terminated without cause or resigns with good reason (other than during the two-year period following a change of control), he is entitled to receive: (1) a prorata bonus for year of termination, (2) a lump-sum payment equal to the greater of one year of salary and target bonus (as if the Company achieved target performance goals for the remainder of the fiscal year) or his salary and target bonus for the remainder of the term, (3) a cash payment equal to all unvested benefits forfeited upon termination, and (4) continuation of welfare benefits for the greater of one year or the remainder of the term. If Mr. Dreimann is terminated without cause or resigns with good reason within two years after a change of control of the Company, he is entitled to receive: (1) a prorata bonus for year of termination, (2) a lump-sum payment equal to two times the sum of his annual salary and the greater of (a) target bonus or (b) the actual annual bonus paid or payable to the executive for the last fiscal year, (3) a cash payment equal to all unvested benefits forfeited upon termination, (4) full acceleration of vesting on stock options and restricted stock, (5) a lump sum payment of executive's Supplemental Executive Retirement Plan Benefit, and (6) continuation of welfare benefits for three years. In addition, if Mr. Dreimann becomes subject to the 20% excise tax on certain payments made in connection with a change in control, the Company will gross-up the executive for all tax payments only if Mr. Dreimann would be more than 10% better off than if severance were capped. Otherwise, Mr. Dreimann's change in control severance will be capped at the largest amount payable without incurring the 20% excise tax.

     The Company also has an employment agreement, effective as of December 10, 2005, with William Lutz (Chief Financial Officer). The terms of the agreement are substantially the same as those set forth above, except that: (1) the initial term is through December 31, 2006; (2) the annual salary is $225,000;
(3) the annual cash bonuses will be up to 100% of salary; and (4) the change in control severance is capped at the largest amount payable without incurring the 20% excise tax.

     Each of the executives is subject to a confidentiality agreement and an 18-month non-solicitation and non-competition covenant following any termination of employment.

SEPARATION AGREEMENTS

     The Company and each of David C. Sabin (Former Chairman of the Board) and William B. Rue (Former President and Chief Operating Officer) are parties to a Separation Agreement dated as of August 24, 2006 and October 18, 2006, respectively (the "Separation Agreements"). Pursuant to the Separation Agreements, the Company has: (a) paid Mr. Sabin $300,000 and Mr. Rue $285,000, in each case minus appropriate and customary payroll deductions; and (b) agreed to issue to Mr. Sabin and Mr. Rue 141,510 and 144,928, respectively, shares of common stock of the Company upon the earlier of (x) six months from the date of his Separation Agreement or (y) consummation of a change of control. In the event a change of control is consummated within six months of the date of his Separation Agreement, the Company has also agreed to issue each of Mr. Sabin and Mr. Rue an additional number of common stock of the Company equal to (x) $600,000 divided by (y) the fair market value (as determined by the board of directors of the Company in good faith) of the consideration per share of common stock received by holders of common stock in connection with such change of control. Each of Mr. Sabin and Mr. Rue is also entitled to certain health care and other benefits for six months. The Separation Agreements also contain mutual releases and confidentiality and non-interference provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Daniel J. Stubler, Steven Oyer and Bruce Walker. No member of the Compensation Committee was at any time during 2006, or formerly, an officer or employee of the Company or any subsidiary of the Company. No executive officer of Salton has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, while an executive officer of that other entity served as a director of or member of the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of October 25, 2006 by (1) each person known to the Company to beneficially own 5% or more of the Common Stock, (2) each of the directors of the Company, (3) each of the current and former named executive officers appearing in the Summary Compensation Table below and (4) all current executive officers and directors of the Company as a group. The number of shares of Common Stock shown as owned by the persons and group named below assumes the exercise of all currently exercisable options and the conversion of all shares of Series A Preferred Stock held by such persons and group, and the percentage shown assumes the exercise of such options and the conversion of such shares and assumes that no options held by others are exercised.

                                                      NUMBER OF     PERCENTAGE
                                                       SHARES        OF SHARES
                                                    BENEFICIALLY   BENEFICIALLY
            NAME OF BENEFICIAL HOLDER                 OWNED(1)         OWNED
            -------------------------               ------------   ------------
Harbinger Capital Partners Master Fund I, Ltd.(2)     2,647,067        14.8%
Contrarian Capital Management, L.L.C. (3)........     2,584,000        14.4
Centre Partners II LLC (4).......................     1,070,302         6.0
Dimensional Fund Advisors Inc.(5)................       993,200         5.5
Angelo, Gordon & Co., L.P.(6)....................       922,601         5.2
Mr. Leonhard Dreimann (7)........................     1,106,706         6.0
Mr. David C. Sabin (8)...........................     1,017,034         5.5
Mr. William B. Rue (9)...........................       816,488         4.4
Mr. William Lutz (10)............................        11,500          *
Mr. Lester C. Lee................................            --          *
Mr. David M. Maura (2)...........................            --          *
Mr. Jason B. Mudrick (3).........................            --          *
Mr. Steven Oyer (11).............................         2,000          *
Mr. Daniel J. Stubler............................            --          *
Mr. Bruce J. Walker (11).........................        10,000          *
All Directors and executive officers as a group
   (9 persons)(12)...............................     1,130,206         6.1%

----------
*    Less than 1%.

(1) Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficially owned shares include shares subject to options exercisable within 60 days of October 25, 2006.

(2) Based on a Schedule 13D/A filed on October 20, 2006, consists of an aggregate of 30,000 shares of Series A Preferred Stock, which are convertible into 2,647,067 shares of Common Stock. Harbinger Capital Partners Master Fund I (the "Master Fund") may be deemed to beneficially own 2,647,067 shares of Common Stock with shared voting and dispositive power. Mr. Maura is a consultant to the Master Fund. Mr. Maura disclaims beneficial ownership of the shares of Series A Preferred stock held by the Master Fund.

(3) Based on a Schedule 13D/A filed on October 24, 2006. Contrarian Capital Management, L.L.C. may be deemed to beneficially own 2,584,000 shares of Common Stock, with shared voting and dispositive power of 2,502,422 shares held by Contrarian Equity Fund, L.P., a Delaware limited partnership that invests and trades in securities and financial instruments and sole voting and dispositive power of 81,578 shares held in a client account managed by Contrarian Capital Management, L.L.C. Mr. Mudrick is the Portfolio Manager of Contrarian Equity Fund, L.P. and a Senior Vice President of Contrarian Capital Management, L.L.C. Contrarian Capital Management, L.L.C disclaims beneficial ownership of the shares of Common Stock held by its clients. Mr. Mudrick is not a beneficial owner of the shares of Common Stock held by clients of Contrarian Capital Management, L.L.C.

(4) Based on Schedule 13D/A filed on July 6, 2006, Centre Partners II LLC, as general partner and pursuant to certain investment management arrangements, may be deemed to beneficially own 1,070,302 shares with shared voting and dispositive power. Consists of an aggregate of 187,949 shares of Common Stock and 10,000 shares of Series A Preferred Stock, which are convertible into 882,353 shares of Common Stock.

(5) Based on Schedule 13G/A filed on February 6, 2006, Dimensional Fund Advisors Inc. has sole dispositive power of 993,200 shares of Common Stock.

(6) Based on Schedule 13G filed on February 16, 2006, Angelo, Gordon & Co., L.P. has shared voting and dispositive power of 922,601 shares of Common Stock.

(7) Includes, with respect to Mr. Dreimann, 550,256 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(8) Includes 550,256 shares of common stock which may be acquired upon the exercise of immediately exercisable stock options. Also includes 204,701 shares owned by Duquesne Financial Corporation ("Duquesne"), a corporation which is owned by Susan Sabin. Susan Sabin is David Sabin's wife. Mr. Sabin disclaims beneficial ownership of all shares owned by Duquesne.

(9) Includes, with respect to Mr. Rue, 550,256 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(10) Includes, with respect to Mr. Lutz, 4,000 shares of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(11) Includes, with respect to each of Messrs. Oyer and Walker, 2,000 and 6,000 shares, respectively, of Common Stock which may be acquired upon the exercise of immediately exercisable options.

(12) Includes an aggregate of 562,256 shares which may be acquired by directors and officers of the Company upon the exercise of immediately exercisable options. See footnotes 7, 10 and 11 above.

     The addresses of the persons shown in the table above who are beneficial owners of more than five percent of the outstanding common stock are as follows:
Harbinger Capital Partners Master Fund I, Ltd., 555 Madison Avenue, 16th Floor, New York, New York 10022; Contrarian Capital Management, L.L.C., 411 West Putman Avenue, Suite 225, Greenwich, CT 06830; Centre Partners II, LLC, 30 Rockefeller Plaza, Suite 5050, New York, New York 10020; Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401; Angelo, Gordon & Co., L.P., 245 Park Avenue, New York, New York 10167; and Leonhard Dreimann, David C. Sabin and William B. Rue, 1955 Field Court, Lake Forest, Illinois 60045.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the purchase on June 2, 2006 by Harbinger Capital Partners Master Fund I, Ltd. of 30,000 shares of Series A voting convertible preferred stock of the Company from Centre Partners Management LLC, the Company acknowledged Harbinger's right under the existing agreement with Centre Partners to designate one director as long as Harbinger continues to own at least 20,000 shares of Series A voting convertible preferred stock of the Company.

     In July, 2006, William B. Rue, the Company's former President and Chief Operating Officer, reimbursed the Company for $382,415.65 withholding taxes paid by the Company in fiscal 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The aggregate fees billed by Deloitte & Touche LLP ("D&T") for professional services for each of the last two fiscal years are as follows:

                       FISCAL 2006     FISCAL 2005
                       -----------     -----------
Audit Fees (1)          $1,475,511      $2,703,155
Audit-Related Fees           4,164          19,360
Tax Fees (2)               444,879         453,055
                        ----------      ----------
Total                   $1,924,554      $3,175,570
                        ==========      ==========

----------
(1) Audit fees paid for 2006 and 2005 are for professional services for the audit of the Company's consolidated financial statement included in the Annual Report of Form 10-K, review of financial statements included in the Company's Quarterly Reports on Form 10-Q, statutory and regulatory audits of foreign entities, and required letters for SEC filings.

(2) Tax fees paid for fiscal 2006 and 2005 were primarily for tax compliance and tax planning and advice services. Tax compliance services are rendered primarily in connection with U.S. and foreign tax filings. Tax planning and advice services include consultation regarding tax planning strategies.

     The Audit Committee reviews audit and non-audit services performed by D&T, as well as the fees charged by D&T for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the auditor's independence.

     We have, as required by SEC regulations which became effective in May 2003, put into place a policy which outlines procedures intended to ensure that our Audit Committee pre-approves all audit and non-audit services provided to the Company by our auditors. The policy provides for (a) general pre-approval of certain specified services, and (b) specific pre-approval of all other permitted services, as well as proposed services exceeding pre-approved cost levels.

     For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor may be best positioned to provide the most effective and efficient services, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor is necessarily determinative.

     The Audit Committee is also mindful of the relationship between fees for audit and non-audit services, in deciding whether to re-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax services and the total amount of fees for certain permissible non-audit services classified as "all other services."

     The appendices to the policy describe the audit, audit-related, tax and all other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is twelve months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. The Audit Committee will annually review and pre-approve a dollar amount for each category of services that may be provided by our auditors without requiring further approval from the Audit Committee. The Audit Committee may add to, or subtract from, the list of general pre-approved services from time to time.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                  EXHIBIT LIST

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
+31.1     Rule 13a-14(a) Certification of Principal Executive Office
+31.2     Rule 13a-14(a) Certification of Principal Financial Officer
+32.1     Section 1350 Certification of Principal Executive Officer
+32.2     Section 1350 Certification of Principal Financial Officer

----------
+    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October, 2006.

                                        SALTON, INC.


                                        By: /s/ WILLIAM M. LUTZ
                                            ------------------------------------
                                            William M. Lutz
                                            Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 30, 2006.



/s/ LEONHARD DREIMANN                   Chief Executive Officer and Director
-------------------------------------   (Principal Executive Officer)
Leonhard Dreimann


/s/ WILLIAM M. LUTZ                     Chief Financial Officer
-------------------------------------   (Principal Accounting and Financial Officer)
William M. Lutz


/s/ BRUCE J. WALKER                     Director
-------------------------------------
Bruce J. Walker


/s/ STEVEN M. OYER                      Director
-------------------------------------
Steven M. Oyer


/s/ DANIEL J. STUBLER                   Director
-------------------------------------
Daniel J. Stubler


-------------------------------------   Director
Lester C. Lee


-------------------------------------   Director
David M. Maura


-------------------------------------   Director
Jason B. Mudrick

                                  EXHIBIT LIST

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
+31.1     Rule 13a-14(a) Certification of Principal Executive Office
+31.2     Rule 13a-14(a) Certification of Principal Financial Officer
+32.1     Section 1350 Certification of Principal Executive Officer
+32.2     Section 1350 Certification of Principal Financial Officer

----------
+    Filed herewith.