Form 10-Q
period 2006-09-30
SALTON INC
filed 2006-11-14
CIK 878280

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

     For the Quarterly Period Ended September 30, 2006 or

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

 Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 4, 2006, 14,383,890 shares of its $0.01 par value Common Stock.

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION

   Item 1: Financial Statements

           Condensed Consolidated Balance Sheets (unaudited) -
           September 30, 2006 and July 1, 2006                              3

           Condensed Consolidated Statements of Operations
           (unaudited) - Thirteen weeks ended - September 30, 2006
           and October 1, 2005                                              4

           Condensed Consolidated Statements of Cash Flows
           (unaudited) - Thirteen weeks ended September 30, 2006 and
           October 1, 2005                                                  5

           Notes to Condensed Consolidated Financial Statements             6

   Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             21

   Item 3: Quantitative and Qualitative Disclosures About Market Risk      27

   Item 4: Controls and Procedures                                         27

PART II OTHER INFORMATION

   Item 1: Legal Proceedings                                               28

   Item 6: Exhibits                                                        29

Signature                                                                  30

Index of Exhibits                                                          31

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                    SEPTEMBER 30, 2006   JULY 1, 2006
                                                                    ------------------   ------------
ASSETS

CURRENT ASSETS:
   Cash                                                                  $ 13,495          $ 18,103
   Compensating balances on deposit                                        39,696            39,516
   Accounts receivable, less allowances                                   132,236           117,094
   Inventories                                                            146,133           143,997
   Prepaid expenses and other current assets                               16,454            14,809
   Prepaid income taxes                                                     3,237             1,332
   Deferred income taxes                                                    5,438             5,433
                                                                         --------          --------
      Total Current Assets                                                356,689           340,284
Property, Plant and Equipment, net                                         38,572            40,460
Tradenames                                                                160,138           159,675
Non-Current Deferred Tax Asset                                              3,355             3,269
Other Assets                                                               10,540             9,844
                                                                         --------          --------
TOTAL ASSETS                                                             $569,294          $553,532
                                                                         ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit and other current debt, including
      accrued interest of $10,971 and $10,971, respectively              $ 58,882          $ 32,518
   Accounts payable                                                        90,664            91,308
   Accrued expenses                                                        29,423            28,081
   Accrued interest                                                         7,250             5,028
   Income taxes payable                                                     1,677               702
                                                                         --------          --------
      Total Current Liabilities                                           187,896           157,637
Non-Current Deferred Income Taxes                                          16,022            16,271
Senior Subordinated Notes due 2008, including an adjustment of
   $1,580 and $1,829 to the carrying value related
   to interest rate swap agreements, respectively                          61,306            61,531
Second Lien Notes, including accrued interest
   of $7,619 and $13,136, respectively                                    110,891           116,407
Series C Preferred Stock, $0.1 par value; authorized, 150,000
   shares, 135,217 shares issued                                            9,198             8,922
Term Loan and Other Notes Payable                                         117,729           117,908
Other Long Term Liabilities                                                15,635            15,668
                                                                         --------          --------

TOTAL LIABILITIES                                                         518,677           494,344
Redeemable Convertible Preferred Stock, $0.01 par value;
   authorized, 2,000,000 shares; 40,000 shares issued                      40,000            40,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value; authorized, 40,000,000
      shares; issued and outstanding: 2007-14,384,390 shares;
      2006 -14,386,390 shares                                                 178               178
   Treasury Stock, 7,885,845 shares, at cost                              (65,793)          (65,793)
   Additional Paid-In Capital                                              64,818            63,854
   Accumulated Other Comprehensive Income                                  10,786            10,297
   Retained Earnings                                                          628            10,652
                                                                         --------          --------
      Total Stockholders' Equity                                           10,617            19,188
                                                                         --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $569,294          $553,532
                                                                         ========          ========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                13 WEEKS ENDED
                                                                    -------------------------------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                      SEPTEMBER 30, 2006    OCTOBER 1, 2005
                                                                    -------------------   ---------------
NET SALES                                                               $   138,307         $   148,416
Cost of Goods Sold                                                           94,178             108,371
Distribution Expenses                                                         9,687              10,548
                                                                        -----------         -----------
GROSS PROFIT                                                                 34,442              29,497
Selling, General and Administrative Expenses                                 33,546              40,418
Restructuring Costs                                                             845                 117
                                                                        -----------         -----------
OPERATING INCOME (LOSS)                                                          51             (11,038)
Interest Expense, net                                                         9,277              11,049
Gain-Early Settlement of Debt                                                    --             (21,655)
                                                                        -----------         -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          (9,226)               (432)
Income Tax Expense (Benefit)                                                    798                (545)
                                                                        -----------         -----------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                                (10,024)                113
Income from Discontinued Operations, Net of Tax                                  --               1,735
Gain on Sale of Discontinued Operations, Net of Tax                              --              27,816
                                                                        -----------         -----------
NET (LOSS) INCOME                                                       $   (10,024)        $    29,664
                                                                        ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (RESTATED, SEE NOTE 6)        14,384,961          15,745,323
WEIGHTED AVERAGE COMMON AND COMMON  EQUIVALENT SHARES OUTSTANDING        14,384,961          16,249,880

Net (Loss) Income per Common Share: Basic (Restated, see Note 6)
   (Loss) Income from continuing operations                             $     (0.70)        $      0.01
   Income from discontinued operations, net of tax                               --                0.11
   Gain on sale of discontinued operations, net of tax                           --                1.76
                                                                        -----------         -----------
Net (Loss) Income per Common Share: Basic                               $     (0.70)        $      1.88
                                                                        ===========         ===========
Net (Loss) Income per Common Share: Diluted
   (Loss) income from continuing operations                             $     (0.70)        $      0.01
   Income from discontinued operations, net of tax                               --                0.11
   Gain on sale of discontinued operations, net of tax                           --                1.71
                                                                        -----------         -----------
Net (Loss) Income per Common Share: Diluted                             $     (0.70)        $      1.83
                                                                        ===========         ===========

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          13 WEEKS ENDED
                                                                    --------------------------
                                                                    SEPTEMBER 30,   OCTOBER 1,
(IN THOUSANDS)                                                           2006          2005
                                                                    -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                   $(10,024)     $ 29,664
   Adjustments to Reconcile Net (Loss) Income to Net Cash
      from Operating Activities:
      Imputed interest on notes payable and other non-cash items             51          (337)
      Deferred income tax benefit                                          (311)         (475)
      Stock based compensation expense                                      324           271
      Depreciation and amortization                                       3,566         4,401
      Amortization of deferred financing costs                            1,795           939
      Bad debt (recovery) provision                                         (33)           14
      Gain on sale of discontinued operations                                --       (27,816)
      Loss (gain) on disposal of property and equipment                      14          (729)
      Inventory valuation adjustment                                         --         3,292
      Impairment loss on intangible assets                                   46             5
      Foreign currency losses (gains)                                       119          (315)
      Gain - early settlement of debt                                        --       (21,655)
      Minority interest                                                      --         1,381
      Changes in assets and liabilities:
         Accounts receivable                                            (15,013)      (22,872)
         Inventories                                                     (1,776)      (30,231)
         Prepaid expenses and other current assets                       (1,585)       (2,402)
         Other non-current assets                                            16         1,025
         Accounts payable                                                  (444)       36,212
         Income taxes payable                                              (933)        1,654
         Accrued expenses                                                 3,081        (4,933)
                                                                       --------      --------
            NET CASH FROM OPERATING ACTIVITIES                          (21,107)      (32,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (1,713)       (1,628)
   Proceeds from sale of property and equipment                             154         1,050
   Proceeds from sale of tabletop assets                                     --        14,195
   Proceeds from sale of discontinued operations, net of $10,998
      cash sold                                                              --        69,938
   Increase in restricted cash                                               --       (81,664)
   Acquisition of majority interest, net of cash acquired                    --        (4,525)
   Additional payment for acquisition of trade names                        (46)           --
   Increase in compensating balances on deposit                            (180)       (4,424)
                                                                       --------      --------
            NET CASH FROM INVESTING ACTIVITIES                           (1,785)       (7,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving line of credit and other short
      term debt                                                          25,923         7,125
   Repayment of long term debt                                           (5,918)         (196)
   Costs associated with refinancing                                     (1,827)       (9,401)
   Common stock issued                                                       --           175
                                                                       --------      --------
            NET CASH FROM FINANCING ACTIVITIES                           18,178        (2,297)
                                                                       --------      --------
Effect of Exchange Rate Changes on Cash                                     106         1,781
                                                                       --------      --------
Decrease in Cash                                                         (4,608)      (40,481)
Cash, Beginning of Period, Including Cash of Discontinued
   Operations of $0 and $35,934, respectively                            18,103        50,791
                                                                       --------      --------
Cash, End of Period, Including Cash of Discontinued Operations of
   $0 and $0, respectively                                             $ 13,495      $ 10,310
                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
   Interest                                                            $ 10,719      $ 10,653
   Income taxes, net of (refunds)                                      $  1,944      $    554

NOTE: Cash flow activity includes discontinued operations for the thirteen weeks ended October 1, 2005.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In the quarter ended September 30, 2006, the Company issued a warrant for the purchase of 719,320 shares of common stock of the Company at an exercise price of $2.12 per share to the Agent of the Senior Secured Credit Facility.

            See Notes to Condensed Consolidated Financial Statements.

                                  SALTON, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company's business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2006 Annual Report on Form 10-K.

2.   DISCONTINUED OPERATIONS

     On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a preliminary gain of $27.8 million, net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

     The following is a summary of financial results included within discontinued operations:

                                                 THIRTEEN WEEKS ENDED
                                         ------------------------------------
                                         SEPTEMBER 30, 2006   OCTOBER 1, 2005
                                         ------------------   ---------------
Net sales from discontinued operations           $--              $68,798
                                                 ---              -------
Income from discontinued operations
   before income taxes                            --              $ 5,477
Income taxes                                      --                2,338
Minority Interest                                 --                1,404
                                                 ---              -------
Income from discontinued operations,
   net of tax                                    $--              $ 1,735
                                                 ===              =======

     At September 30, 2006 and July 1, 2006 there were no assets and liabilities classified as assets and liabilities of discontinued operations.

3.   SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

     NINTH AMENDMENT TO SENIOR SECURED CREDIT FACILITY - On August 15, 2006, the Company entered into a ninth amendment to, and waiver under, the senior secured credit facility (the "Ninth Amendment").

     The Ninth Amendment, among other things: (1) provides for an additional overadvance amount of $26.25 million; (2) eliminates the fixed charge coverage ratio and minimum EBITDA covenants through and including March 2007 and revises such covenants thereafter; (3) adds a monthly cash flow covenant through March 2007; (4) provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $26.25 million must be reduced to a maximum of $23.0 million by the end of March 2007; (5) excludes from EBITDA up to

     $6 million of losses or sale of excess inventory between August 15, 2006 and December 31, 2006; (6) increases the interest rate by 50 basis points; and (7) extends to September 15, 2006 the date by which the Company must deliver an executed landlord waiver for a warehouse located in Redlands, California. Subsequently, as of September 27, 2006, the date for delivery of an executed landlord waiver was extended to July 1, 2007.

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

     As of September 30, 2006, the Company had outstanding borrowings of $127.6 million under the senior secured credit facility and had approximately $8.9 million available under this facility for future borrowings.

     LETTERS OF CREDIT - As of September 30, 2006, the Company had outstanding letters of credit of $1.1 million under the letter of credit subfacility of $15.0 million.

     SALTON EUROPE FACILITY AGREEMENT - On October 10, 2006, the Company entered into an amendment and restatement to the Europe Facility Agreement, which waives compliance with the fixed charge coverage ratio for the months of April and May 2006 and amends the definition of such covenant thereafter.

     As of September 30, 2006, the Company had outstanding borrowings denominated in the Great Britain Pound of L16.1 million (approximately $30.1 million) and borrowings denominated in the U.S. Dollar of $7.4 million, and had approximately $3.3 million available under this agreement for future borrowings.

     As of September 30, 2006, the Company was in compliance with covenants under the Senior Secured Credit Facility and the Salton Europe Facility Agreement.

4.   STOCK-BASED COMPENSATION

     STOCK OPTIONS - Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), "Share-Based Payment," which revises FASB Statement 123 and supercedes ABP 25. Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

     There were no stock option awards granted during the thirteen weeks ended September 30, 2006 or October 1, 2005. Stock-based compensation expense related to stock options for the thirteen weeks ended September 30, 2006 and October 1, 2005 was $0 and $0.2 million, respectively. There was no compensation expense related to nonvested options not yet recognized as of September 30, 2006.

     A summary of the Company's fixed stock options for the thirteen weeks ended September 30, 2006 is as follows:

                                                     WEIGHTED
                                                      AVERAGE
                                            SHARES   EXERCISE
                                             (000)     PRICE
                                            ------   --------
Outstanding as of July 1, 2006              2,164     $14.87
   Granted                                     --
   Exercised                                   --
   Expired or Canceled                         (7)     12.42
                                            -----
Outstanding as of September 30, 2006        2,157     $14.88
                                            =====     ======
Options exercisable at September 30, 2006   2,157     $14.88
Weighted-average fair value of
   options granted during the period                     N/A

     The following information summarizes the stock options outstanding at September 30, 2006:

                      OPTIONS OUTSTANDING
                     ---------------------               OPTIONS EXERCISABLE
                                WEIGHTED-                -------------------
                                 AVERAGE     WEIGHTED-             WEIGHTED-
                                REMAINING     AVERAGE               AVERAGE
RANGE                SHARES    CONTRACTUAL    EXERCISE    SHARES    EXERCISE
OF EXERCISE PRICES    (000)   LIFE (YEARS)     PRICE       (000)     PRICE
------------------   ------   ------------   ---------    ------   ---------
$5.333 - $5.833          15       0.61         $ 5.35         15     $ 5.35
$6.333 - $10.60       1,108       5.12           8.83      1,108       8.83
$13.917 - $17.50        651       3.47          14.80        651      14.80
$18.95 - $37.00         383       3.26          32.89        383      32.89
                      -----                                -----
$5.333 - $37.00       2,157       4.27         $14.88      2,157     $14.88
                      =====       ====         ======      =====     ======

     STOCK GRANTS - On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years.

     The Company has previously recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. As of September 30, 2006, compensation cost related to nonvested awards not yet recognized of $0.1 million is being recognized over the remainder of the requisite two year service period.

     On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. A total of 141,510 shares will be issued upon the earlier of six months from the date of the Agreement or consummation of a change in control of the Company. The Company has recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million. Further, in the event a change of control is consummated within six months of the Separation Agreement, the Company has also agreed to issue an additional number shares of common stock of the Company equal to $0.6 million divided by the fair market value (as determined by the Board of Directors of the Company in good faith) of the consideration per share of common stock received by holders of common stock in connection with such change of control. The Company will recognize additional expense if and when a change of control occurs.

     WARRANTS - As partial consideration for the Ninth Amendment to the Senior Secured Credit Facility entered into on August 15, 2006, the Company issued a warrant to purchase 719,320 shares of common stock of the Company at an exercise price of $2.12 per share. The warrant may be exercised any time before the later of December 31, 2007 and the Stated Termination Date (as defined in the senior secured credit facility). The Company granted registration rights with respect to the shares issuable upon exercise of the warrant.

     The Company has recognized deferred financing cost for the warrant at fair value as of the date of issue of $0.6 million, which is being amortized over the related remaining loan term.

     The fair value of the warrant was estimated on the date of issue using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrant:

Dividend yield                      N/A
Expected volatility                97.2%
Risk-free interest rate             5.0%
Expected life of warrant      1.4 years

5.   CAPITAL STOCK

     Activity in the Company's capital accounts for the thirteen weeks ended September 30, 2006 was as follows:

                                        13 WEEKS ENDED
                                      SEPTEMBER 30, 2006
                              ---------------------------------
                                 COMMON              ADDITIONAL
                                 SHARES     COMMON     PAID IN
(IN THOUSANDS)                OUTSTANDING    STOCK     CAPITAL
                              -----------   ------   ----------
Balance, July 1, 2006           14,386       $178     $63,854
Share-based compensation            (2)        --         324
Warrant issued - financing
   fees                             --         --         640
                                ------       ----     -------
Balance, September 30, 2006     14,384       $178     $64,818
                                ======       ====     =======

6.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," and Emerging Issues Task Force (EITF) Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share." Under EITF 03-06, the Series A Preferred Stock are included in both basic and diluted net income (loss) per share using the "two-class" method, if the effect is dilutive. Diluted net income per share also includes dilutive common stock equivalents applying the treasury stock method for options, settlements and warrants.

     The previously reported weighted average common shares outstanding used in the calculation of basic earnings per share did not include the dilutive effect of the Company's convertible Series A Preferred Stock, as required under the "two-class" method. These shares, as well as net income per basic common share, have been restated for the first quarter of fiscal 2006.

     The following summarizes the effect of dilutive securities on earnings per share:

                                            THIRTEEN WEEKS ENDED
                                    ------------------------------------
(IN THOUSANDS)                      SEPTEMBER 30, 2006   OCTOBER 1, 2005
                                    ------------------   ---------------
Weighted average shares
   outstanding - basic                    14,385              15,745
Effect of dilutive securities:
   Stock options                              --                  48
   Contract settlement                        --                 457
                                          ------              ------
Weighted average shares - diluted         14,385              16,250
                                          ======              ======

     For the thirteen weeks ended September 30, 2006, the Company's Series A Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted loss per share. Additionally, the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's loss from continuing operations in the period. Had the Company recognized net income from continuing operations in the period, basic shares outstanding would have increased by 3.5 million shares related to the Series A Preferred Stock under the two-class method; and diluted shares outstanding would have increased by 3.6 million shares for the effect of the Series A Preferred Stock and outstanding warrants. Common stock equivalents totaling 2.2 million shares at a price range of $5.33 to $37.00 per share were not included in the calculation because of the Company's loss from continuing operations.

     For the thirteen weeks ended October 1, 2005, the Company's Series A Preferred Stock was dilutive and was included in the calculation of basic and diluted income per share. Additionally, the Company's outstanding common stock equivalents, options and settlements were included in the computation of diluted earnings per share because they had a dilutive effect due to the Company's income from continuing operations in the period. Basic shares outstanding increased by 3.5 million shares related to the Series A Preferred Stock under the two-class method and diluted shares outstanding increased by 4.0 million shares for the effect of the Series A Preferred Stock, outstanding options and contract settlements. Common stock equivalents totaling 2.3 million shares at a price range of $5.33 to $37.00 per share were not included in the calculation because the stock options' exercise prices were greater than the average market price of the common shares.

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

     All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at September 30, 2006 and July 1, 2006, respectively. The change in the fair value of contracts in the first quarter was insignificant.

     Contracts for the purchase of 4.0 million U.S. dollars were entered into during the first quarter of fiscal 2007. At September 30, 2006 the Company had foreign exchange forward contracts outstanding for the purchase of approximately 1.0 million U.S. dollars.

8.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     For the thirteen weeks ended September 30, 2006 and October 1, 2005, components of other comprehensive income include foreign currency translation adjustments of $0.5 million and $(5.0) million, respectively, and derivative liability adjustments of $0 million and $(1.5) million, respectively.

                                               13 WEEKS ENDED
                                    ------------------------------------
(IN THOUSANDS)                      SEPTEMBER 30, 2006   OCTOBER 1, 2005
                                    ------------------   ---------------
Net (Loss) Income                        $(10,024)            $29,664
Other Comprehensive Loss, net of
   tax of $-0- and $(595),
   respectively                               489              (6,445)
                                         --------             -------
Comprehensive (Loss) Income              $ (9,535)            $23,219
                                         ========             =======

     Accumulated other comprehensive income is comprised of the following:

                                                  AS OF
                                    ---------------------------------
(IN THOUSANDS)                      SEPTEMBER 30, 2006   JULY 1, 2006
                                    ------------------   ------------
Minimum Pension Liability, net
   of tax of $(4,341) and
   $(4,308), respectively                $(8,251)          $(8,173)
Foreign Currency Translation              19,037            18,470
                                         -------           -------
                                         $10,786           $10,297
                                         =======           =======

9.   PENSION BENEFIT PLANS

     The components of net periodic pension cost are as follows:

                                      DOMESTIC         SALTON EUROPE           TOTAL
                                 -----------------   -----------------   -----------------
(IN THOUSANDS)                   9/30/06   10/1/05   9/30/06   10/1/05   9/30/06   10/1/05
                                 -------   -------   -------   -------   -------   -------
THIRTEEN WEEKS ENDED:
   Service cost-benefits
      earned during the period    $  42     $  42     $ 120     $  70     $ 162     $ 112
   Interest cost on projected
      benefit obligation            175       176       606       540       781       716
   Actuarial return on plan
      assets                       (167)     (157)     (581)     (463)     (748)     (620)
   Net amortization and
      deferral                       48        61       147       200       195       261
                                  -----     -----     -----     -----     -----     -----
      Net pension cost            $  98     $ 122     $ 292     $ 347     $ 390     $ 469
                                  =====     =====     =====     =====     =====     =====

     The Company previously disclosed in its financial statements for the year ended July 1, 2006 that it expected to contribute $0.5 million to its domestic pension plans and $1.5 million to the Salton Europe pension plan in fiscal 2007. As of September 30, 2006, $0.1 million and $0.4 million of contributions have been made to the domestic and Europe plans, respectively.

10.  OPERATING SEGMENTS AND MAJOR CUSTOMERS

     Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management's operating decisions and performance assessment. Nearly all of the Company's products are consumer goods within the housewares market procured through independent manufacturers primarily in the Far East. Salton's products are distributed through similar distribution channels and customer base using the marketing efforts of its global marketing team.

     For the thirteen weeks ended September 30, 2006, no one customer accounted for more than 10.0% of net sales from continuing operations. For the thirteen weeks ended October 1, 2005, one customer accounted for 11.2% of net sales from continuing operations.

11.  LEGAL PROCEEDINGS

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

12.  RESTRUCTURING COSTS

     As a result of the U.S. restructuring plan, the Company incurred $0.8 million of restructuring costs during the first quarter of fiscal 2007, consisting primarily of severance charges. During the same quarter of fiscal 2006, restructuring costs of $0.1 million related to warehouse rationalization. Payments of $0.7 million were made in the first quarter of fiscal 2007, including $0.3 million of stock-based compensation. Accrued restructuring costs were $0.2 million as of September 30, 2006.

13.  INCOME TAXES

     Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefit will be realized. To the extent that a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. During fiscal 2006, the Company recorded a valuation allowance against its U.S. deferred income tax asset balance and increased its valuation allowance on certain foreign entity deferred tax balances. In the first quarter of fiscal 2007, the Company further increased its U.S. and foreign valuation allowances. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. Foreign valuation allowances have been provided for Salton Germany ($3.5 million) and Salton Spain ($1.8 million). Salton Germany's net operating loss carryforward does not expire. Salton Spain's net operating loss carryforward expires beginning in fiscal year 2019 through 2022. The U.S. net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2025.

     In addition, the Company has unused foreign tax credits of $16.1 million which expire beginning in fiscal 2011. A valuation allowance has been provided related to these foreign tax credits as it is more likely than not that they may expire unused.

     In the second quarter of fiscal year 2007, the Internal Revenue Service completed its examination of Salton's consolidated federal income tax returns for fiscal years 2001 through 2004, resulting in a potential tax refund. As a result of the IRS examination, the Company's fiscal year 2005 income tax return has been amended accordingly and will not be subject to any future IRS examination. On October 26, 2006, Salton's management consented to the results of the examination. Due to the refund claim, the staff of the Joint Committee on Taxation is required to review and approve the refund amount. This process is expected to be completed by the end of the second quarter. Salton management believes it is appropriate to record any income tax refund only when approval has been received from the Joint Committee. Additionally, as a result of the examination, the Company has agreed to a revision of its tax deductible trade name tax basis resulting in a $2.0 million benefit to the tax provision in the thirteen weeks ended September 30, 2006.

14.  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The payment obligations of the Company under the senior secured credit facility, the second lien notes and the senior subordinated notes are guaranteed by certain of the Company's 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.

     In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company's foreign subsidiaries (see Note 3, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt"). As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled "Foreign Borrowers and Guarantor Subsidiaries" represents the financial position, results operations and cash flows of these foreign subsidiaries.

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

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2006
(IN THOUSANDS)

                                                                                          FOREIGN
                                                                                         BORROWERS
                                                                                            AND
                                                  GUARANTOR                              GUARANTOR
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES
                                      --------  ------------  ------------  ---------  ------------
               ASSETS

Current Assets:
   Cash                               $     --   $     179     $      --    $     179    $  7,145
   Compensating balances on deposit         --          --            --           --          --
   Accounts receivable, net of
      allowances                            96      79,927                     80,023      34,040
   Inventories                          11,469      82,813       (12,807)      81,475      46,164
   Prepaid expenses and other
      current assets                     2,197       3,570            --        5,767       3,795
   Intercompany                        108,120    (135,734)         (131)     (27,745)    (12,392)
   Prepaid income taxes                  3,237          --            --        3,237          --
   Deferred income taxes                    --          --            --           --          --
                                      --------   ---------     ---------    ---------    --------
      Total current assets             125,119      30,755       (12,938)     142,936      78,752
Property, Plant and Equipment,           3,944       7,193            --       11,137      10,869
Investments in Subsidiaries            138,742     145,113      (283,855)          --          --
Trade names                            111,341      10,313            --      121,654      38,484
Non-current deferred tax asset              --          --            --           --       2,210
   Other Assets, net                     7,528          87            --        7,615       2,910
                                      --------   ---------     ---------    ---------    --------
Total Assets                          $386,674   $ 193,461     $(296,793)   $ 283,342    $133,225
                                      ========   =========     =========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and
      other current debt              $ 10,971   $  27,641     $      --    $  38,612    $ 19,808
   Accounts payable                     11,744      10,624            41       22,409       2,701
   Accrued expenses                      2,299       6,578            --        8,877      16,397
   Accrued interest                      3,788       3,462            --        7,250          --
   Income taxes payable                    917          --            --          917         452
                                      --------   ---------     ---------    ---------    --------
      Total current liabilities         29,719      48,305            41       78,065      39,358
Non-current Deferred tax liability      11,142          --            --       11,142          --
Senior Subordinated Notes due 2008,
   including an adjustment of $1,580
   to the carrying value related to
   interest rate swap agreements        61,306          --            --       61,306          --
Second Lien Notes                      110,891          --            --      110,891          --
Series C Preferred Stock                 9,198          --            --        9,198          --
Term loan and other notes payable           --     100,001            --      100,001      17,728
Other long term liabilities                 --       2,921            --        2,921      12,714
                                      --------   ---------     ---------    ---------    --------
      Total liabilities                222,256     151,227            41      373,524      69,800
Convertible Preferred Stock             40,000          --            --       40,000          --
Stockholders' Equity                   124,418      42,234      (296,834)    (130,182)     63,425
                                      --------   ---------     ---------    ---------    --------
Total Liabilities and
   Stockholders' Equity               $386,674   $ 193,461     $(296,793)   $ 283,342    $133,225
                                      ========   =========     =========    =========    ========




                                          OTHER                    TOTAL OTHER   CONSOLIDATED  CONSOLIDATED
                                      SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES   ELIMINATIONS     TOTALS
                                      ------------  ------------  ------------   ------------  ------------
               ASSETS

Current Assets:
   Cash                                 $  6,171      $     --      $ 13,316       $    --       $ 13,495
   Compensating balances on deposit       39,696            --        39,696            --         39,696
   Accounts receivable, net of
      allowances                          18,173            --        52,213            --        132,236
   Inventories                            18,494            --        64,658            --        146,133
   Prepaid expenses and other
      current assets                       6,892            --        10,687            --         16,454
   Intercompany                           40,137            --        27,745            --             --
   Prepaid income taxes                       --            --            --            --          3,237
   Deferred income taxes                     200         5,238         5,438            --          5,438
                                        --------      --------      --------       -------       --------
      Total current assets               129,763         5,238       213,753            --        356,689
Property, Plant and Equipment,            16,566                      27,435            --         38,572
Investments in Subsidiaries               83,368       (83,368)           --            --             --
Trade names                                   --            --        38,484            --        160,138
Non-current deferred tax asset               549           596         3,355            --          3,355
   Other Assets, net                          15            --         2,925            --         10,540
                                        --------      --------      --------       -------       --------
Total Assets                            $230,261      $(77,534)     $285,952       $    --       $569,294
                                        ========      ========      ========       =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and
      other current debt                $    462      $     --      $ 20,270       $    --       $ 58,882
   Accounts payable                       65,554            --        68,255            --         90,664
   Accrued expenses                        4,149            --        20,546            --         29,423
   Accrued interest                           --            --            --            --          7,250
   Income taxes payable                      236            72           760            --          1,677
                                        --------      --------      --------       -------       --------
      Total current liabilities           70,401            72       109,831            --        187,896
Non-current Deferred tax liability         1,857         3,023         4,880            --         16,022
Senior Subordinated Notes due 2008,
   including an adjustment of $1,580
   to the carrying value related to
   interest rate swap agreements              --            --            --            --         61,306
Second Lien Notes                             --            --            --            --        110,891
Series C Preferred Stock                      --            --            --            --          9,198
Term loan and other notes payable             --            --        17,728            --        117,729
Other long term liabilities                   --            --        12,714            --         15,635
                                        --------      --------      --------       -------       --------
      Total liabilities                   72,258         3,095       145,153            --        518,677

Convertible Preferred Stock                   --            --                          --         40,000
Stockholders' Equity                     158,003       (80,629)      140,799            --         10,617
                                        --------      --------      --------       -------       --------
Total Liabilities and
   Stockholders' Equity                 $230,261      $(77,534)     $285,952       $    --       $569,294
                                        ========      ========      ========       =======       ========

CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2006
(IN THOUSANDS)

                                                                                          FOREIGN
                                                                                         BORROWERS
                                                                                            AND
                                                  GUARANTOR                              GUARANTOR
                                       PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES
                                      --------  ------------  ------------  ---------  ------------
               ASSETS

Current Assets:
   Cash                               $      1   $   4,437     $      --    $   4,438   $   7,247
   Compensating balances on deposit         --          --            --           --          --
   Accounts receivable, net
      of allowances                        420      71,231            --       71,651      30,205
   Inventories                           5,184      85,911       (14,124)      76,971      50,599
   Prepaid expenses and other
      current assets                     1,620       1,876            --        3,496       3,031
   Intercompany                        120,860    (161,298)           --      (40,438)    (12,164)
   Prepaid income taxes                  1,332          --            --        1,332          --
   Deferred income taxes                    --          --            --           --          --
                                      --------   ---------     ---------    ---------   ---------
      Total current assets             129,417       2,157       (14,124)     117,450      78,918

Property, Plant and Equipment,           4,553       7,573            --       12,126      10,884
Investments in Subsidiaries            144,210     145,352      (289,562)          --          --
Trade names                            111,341      10,313            --      121,654      38,021
Non-current deferred tax asset              --          --            --           --       2,124
Other Assets, net                        6,877         102            --        6,979       2,852
                                      --------   ---------     ---------    ---------   ---------
Total Assets                          $396,398   $ 165,497     $(303,686)   $ 258,209   $ 132,799
                                      ========   =========     =========    =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and
   other current debt                 $ 10,971   $      30     $      --    $  11,001   $  21,130
   Accounts payable                      7,075       4,397           172       11,644       3,501
   Accrued expenses                      2,395       7,150            --        9,545      14,875
   Accrued interest                      2,071       2,957            --        5,028          --
   Income taxes payable                    720          --            --          720          52
                                      --------   ---------     ---------    ---------   ---------
      Total current liabilities         23,232      14,534           172       37,938      39,558
Non-current Deferred tax liability      11,391          --            --       11,391          --
Senior Subordinated Notes due 2008,
   including an adjustment of $1,829
   to the carrying value related to
   interest rate swap agreements        61,531          --            --       61,531          --
Second Lien Notes                      116,407          --            --      116,407          --
Series C Preferred Stock                 8,922          --            --        8,922          --
Term loan and other notes payable           --     100,008            --      100,008      17,900
Other long term liabilities                443       2,968            --        3,411      12,257
                                      --------   ---------     ---------    ---------   ---------
      Total liabilities                221,926     117,510           172      339,608      69,715

Convertible Preferred Stock             40,000          --            --       40,000          --
Stockholders' Equity                   134,472      47,987      (303,858)    (121,399)     63,084
                                      --------   ---------     ---------    ---------   ---------
Total Liabilities and
   Stockholders' Equity               $396,398   $ 165,497     $(303,686)   $ 258,209   $ 132,799
                                      ========   =========     =========    =========   =========




                                          OTHER                    TOTAL OTHER   CONSOLIDATED  CONSOLIDATED
                                      SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  EMLIMINATIONS     TOTALS
                                      ------------  ------------  ------------  -------------  ------------
               ASSETS

Current Assets:
   Cash                                $   6,418      $     --     $  13,665       $     --      $ 18,103
   Compensating balances on deposit       39,516            --        39,516             --        39,516
   Accounts receivable, net
      of allowances                       15,238            --        45,443             --       117,094
   Inventories                            16,427            --        67,026             --       143,997
   Prepaid expenses and other
      current assets                       8,282            --        11,313             --        14,809
   Intercompany                           52,602            --        40,438             --            --
   Prepaid income taxes                       --            --            --             --         1,332
   Deferred income taxes                     195         5,238         5,433             --         5,433
                                       ---------      --------     ---------       --------      --------
      Total current assets               138,678         5,238       222,834             --       340,284

Property, Plant and Equipment,            17,450                      28,334             --        40,460
Investments in Subsidiaries               83,368       (83,368)           --             --            --
Trade names                                   --                      38,021             --       159,675
Non-current deferred tax asset               550           595         3,269                        3,269
Other Assets, net                             13            --         2,865             --         9,844
                                       ---------      --------     ---------       --------      --------
Total Assets                           $ 240,059      $(77,535)    $ 295,323       $     --      $553,532
                                       =========      ========     =========       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving line of credit and
      other current debt               $     387      $     --     $  21,517             --      $ 32,518
   Accounts payable                       76,163            --        79,664             --        91,308
   Accrued expenses                        3,661            --        18,536             --        28,081
   Accrued interest                           --            --            --                        5,028
   Income taxes payable                      (70)           --           (18)            --           702
                                       ---------      --------     ---------       --------      --------
      Total current liabilities           80,141            --       119,699             --       157,637

Non-current Deferred tax liability         1,858         3,022         4,880                       16,271
Senior Subordinated Notes due 2008,
   including an adjustment of $1,829
   to the carrying value related to
   interest rate swap agreements              --            --            --             --        61,531
Second Lien Notes                             --            --            --             --       116,407
Series C Preferred Stock                      --            --            --             --         8,922
Term loan and other notes payable             --            --        17,900             --       117,908
Other long term liabilities                   --            --        12,257             --        15,668
                                       ---------      --------     ---------       --------      --------
      Total liabilities                   81,999         3,022       154,736             --       494,344

Convertible Preferred Stock                   --            --                           --        40,000
Stockholders' Equity                     158,060       (80,557)      140,587             --        19,188
                                       ---------      --------     ---------       --------      --------
Total Liabilities and
   Stockholders' Equity                $ 240,059      $(77,535)    $ 295,323       $     --      $553,532
                                       =========      ========     =========       ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

                                                                                          FOREIGN
                                                                                         BORROWERS
                                                                                            AND
                                                   GUARANTOR                             GUARANTOR
                                        PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL   SUBSIDIARIES
                                      ---------  ------------  ------------  --------  ------------
Net Sales                             $ 36,413     $89,935       $(49,126)   $77,222     $42,586
Cost of Goods Sold                      28,934      75,448        (50,443)    53,939      27,692
Distribution Expenses                                5,333                     5,333       3,050
                                      --------     -------       --------    -------     -------
   Gross Profit                          7,479       9,154          1,317     17,950      11,844
Selling, General and
   Administrative expenses               8,302      10,858             --     19,160      10,338
Restructuring costs                        674         171             --        845          --
                                      --------     -------       --------    -------     -------
   Operating Income (loss)              (1,497)     (1,875)         1,317     (2,055)      1,506
Interest Expense, Net                    3,844       3,641             --      7,485       1,461
(Income) Loss from
   Subsidiaries                          6,524         239         (6,763)        --          --
                                      --------     -------       --------    -------     -------
   (Loss) Income Before Income
      Taxes                            (11,865)     (5,755)         8,080     (9,540)         45
Income Tax Expense                         147          --             --        147         245
                                      --------     -------       --------    -------     -------
   Net (Loss) Income from
      Continuing Operations            (12,012)     (5,755)         8,080     (9,687)       (200)
Income from Discontinued
   Operations, Net of tax                               --             --         --          --
                                      --------     -------       --------    -------     -------
Net (Loss) Income                     $(12,012)    $(5,755)      $  8,080    $(9,687)    $  (200)
                                      ========     =======       ========    =======     =======



                                                                      TOTAL
                                          OTHER                       OTHER     CONSOLIDATED  CONSOLIDATED
                                      SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      ------------  ------------  ------------  ------------  ------------
Net Sales                                $36,326        $ --        $78,912       $(17,827)     $138,307
Cost of Goods Sold                        29,182          --         56,874        (16,635)       94,178
Distribution Expenses                      1,304          --          4,354                        9,687
                                         -------        ----        -------       --------      --------
   Gross Profit                            5,840          --         17,684         (1,192)       34,442
Selling, General and
   Administrative expenses                 5,240          --         15,578         (1,192)       33,546
Restructuring costs                           --          --             --             --           845
                                         -------        ----        -------       --------      --------
   Operating Income (loss)                   600          --          2,106             --            51
Interest Expense, Net                        331                      1,792             --         9,277
(Income) Loss from
   Subsidiaries                               --                         --             --            --
                                         -------        ----        -------       --------      --------
   (Loss) Income Before Income
      Taxes                                  269          --            314             --        (9,226)
Income Tax Expense                           334          72            651             --           798
                                         -------        ----        -------       --------      --------
   Net (Loss) Income from
      Continuing Operations                  (65)        (72)          (337)            --       (10,024)
Income from Discontinued
   Operations, Net of tax                                 --             --             --            --
                                         -------        ----        -------       --------      --------
Net (Loss) Income                        $   (65)       $(72)       $  (337)      $     --      $(10,024)
                                         =======        ====        =======       ========      ========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED
OCTOBER 1, 2005

(IN THOUSANDS)

                                                                                           FOREIGN
                                                                                          BORROWERS
                                                                                             AND
                                                   GUARANTOR                              GUARANTOR
                                        PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL    SUBSIDIARIES
                                      ---------  ------------  ------------  ---------  ------------
Net Sales                             $ 31,049     $121,564      $(66,045)   $ 86,568     $ 41,155
Cost of Goods Sold                      25,453      110,391       (69,441)     66,403       28,073
Distribution Expenses                       --        6,225            --       6,225        3,264
                                      --------     --------      --------    --------     --------
   Gross Profit                          5,596        4,948         3,396      13,940        9,818
Selling, General and Administrative
   expenses                             10,448       11,832            --      22,280      (41,627)
Restructuring costs                         27           90            --         117           --
                                      --------     --------      --------    --------     --------
   Operating (loss) Income              (4,879)      (6,974)        3,396      (8,457)      51,445
Interest Expense, Net                    5,146        3,936            --       9,082          166
Gain on early extinguishment of debt   (21,655)          --            --     (21,655)          --
(Income) Loss from Subsidiaries        (39,308)         (24)       39,332          --           --
                                      --------     --------      --------    --------     --------
   (Loss) Income Before Income Taxes    50,938      (10,886)      (35,936)      4,116       51,279
Income Tax Expense (Benefit)             3,323           --            --       3,323         (983)
                                      --------     --------      --------    --------     --------
   Net (Loss) Income from Continuing
      Operations                        47,615      (10,886)      (35,936)        793       52,262
Income from Discontinued Operations,
   Net of tax                               --           --            --          --           --
Gain on Sale of Discontinued
   Operatoins, Net of tax              (21,323)          --            --     (21,323)       5,398
                                      --------     --------      --------    --------     --------
Net Income (Loss)                     $ 26,292     $(10,886)     $(35,936)   $(20,530)    $ 57,660
                                      ========     ========      ========    ========     ========



                                                                      TOTAL
                                          OTHER                       OTHER     CONSOLIDATED  CONSOLIDATED
                                      SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                      ------------  ------------  ------------  ------------  ------------
Net Sales                               $79,566       $     --      $120,721      $(58,873)     $148,416
Cost of Goods Sold                       71,468             --        99,541       (57,573)      108,371
Distribution Expenses                     1,059             --         4,323            --        10,548
                                        -------       --------      --------      --------      --------
   Gross Profit                           7,039             --        16,857        (1,300)       29,497
Selling, General and Administrative
   expenses                               6,821         54,244        19,438        (1,300)       40,418
Restructuring costs                          --             --            --            --           117
                                        -------       --------      --------      --------      --------
   Operating (loss) Income                  218        (54,244)       (2,581)           --       (11,038)
Interest Expense, Net                     1,801                        1,967                      11,049
Gain on early extinguishment of debt         --             --            --            --       (21,655)
(Income) Loss from Subsidiaries              --             --            --            --            --
                                        -------       --------      --------      --------      --------
   (Loss) Income Before Income Taxes     (1,583)       (54,244)       (4,548)           --          (432)
Income Tax Expense (Benefit)               (277)        (2,608)       (3,868)           --          (545)
                                        -------       --------      --------      --------      --------
   Net (Loss) Income from Continuing
      Operations                         (1,306)       (51,636)         (680)           --           113
Income from Discontinued Operations,
   Net of tax                             1,735             --         1,735            --         1,735
Gain on Sale of Discontinued
   Operatoins, Net of tax                43,741             --        49,139            --        27,816
                                        -------       --------      --------      --------      --------
Net Income (Loss)                       $44,170       $(51,636)     $ 50,194      $     --      $ 29,664
                                        =======       ========      ========      ========      ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

                                                                                                                FOREIGN
                                                                                                               BORROWERS
                                                                        GUARANTOR                            AND GUARANTOR
                                                             PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES
                                                           ---------  ------------  ------------  ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(12,012)    $ (5,755)     $ 8,080     $ (9,687)     $  (200)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash
         items                                                   51           --           --           51           --
      Deferred income tax (benefit) provision                  (250)          --           --         (250)         (60)
      Stock based compensation expense                          324           --           --          324           --
      Depreciation and amortization                             642          443           --        1,085          320
      Amortization of deferred financing costs                1,492           --           --        1,492          303
      Bad debt provision                                         --          (76)          --          (76)          36
      Gain on sale of discontinued operations                                 11           --           11           --
      (Gain)loss on disposal of property and equipment           --           --           --           --           --
      Inventory valuation adjustment                             --           --           --           --           --
      Impairment loss on intangible assets                                    46           --           46           --
      Foreign currency gains and losses                          --           40           --           40           79
      Gain-early settlement of debt                                           --           --           --
      Equity in income of unconsolidated affiliate/
         consolidated subsidiaries                            6,524          239       (6,763)          --           --
      Minority Interest, net of tax                                                        --           --           --
      Changes in assets and liabilities, net of
         acquisitions:
      Accounts receivable                                       323       (8,660)          --       (8,337)      (3,697)
      Inventories                                            (6,285)       3,100       (1,317)      (4,502)       4,804
      Prepaid expenses and other current assets                (577)      (1,694)          --       (2,271)        (723)
      Other non-current assets                                   --           16           --           16           --
      Accounts payable                                        4,538        6,227           --       10,765         (623)
      Income taxes payable                                   (1,708)          --           --       (1,708)         397
      Accrued expenses                                       13,990      (25,678)          --      (11,688)       1,832
                                                           --------     --------      -------     --------      -------
         NET CASH FROM OPERATING ACTIVITIES                   7,052      (31,741)          --      (24,689)       2,468
                                                           --------     --------      -------     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                      (33)        (215)          --         (248)        (178)
      Proceeds from sale of property and equipment               --          140           --          140           --
      Additional payment for trade names                                     (46)          --          (46)          --
      Increase in compensating balances on deposit               --           --           --           --           --
                                                           --------     --------      -------     --------      -------
         NET CASH FROM INVESTING ACTIVITIES                     (33)        (121)          --         (154)        (178)
                                                           --------     --------      -------     --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds (repayments) from revolving line of
         credit and other short term debt                        --       27,611           --       27,611       (1,761)
      Repayment of long-term debt                            (5,516)          (7)                   (5,523)        (395)
      Costs associated with refinancing                      (1,504)          --           --       (1,504)        (323)
                                                           --------     --------      -------     --------      -------
         NET CASH FROM FINANCING ACTIVITIES                  (7,020)      27,604           --       20,584       (2,479)
                                                           --------     --------      -------     --------      -------

The effect of exchange rate changes on cash                      --           --           --           --           87
                                                           --------     --------      -------     --------      -------
Net (decrease)/increase in cash and cash equivalents             (1)      (4,258)          --       (4,259)        (102)
Cash, beginning of year                                           1        4,437           --        4,438        7,247
                                                           --------     --------      -------     --------      -------
Cash, end of period                                        $     --     $    179      $    --     $    179      $ 7,145
                                                           ========     ========      =======     ========      =======



                                                              OTHER                     TOTAL OTHER  CONSOLIDATED  CONSOLIDATED
                                                           SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                           ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $    (65)       $(72)      $    (337)                   $(10,024)
   Adjustments to reconcile net loss to net cash
      from operating activities:                                                               --                          --
      Imputed interest on note payable and other non-cash
         items                                                     --          --              --          --              51
      Deferred income tax (benefit) provision                      (1)                        (61)         --            (311)
      Stock based compensation expense                             --          --              --          --             324
      Depreciation and amortization                             2,161          --           2,481          --           3,566
      Amortization of deferred financing costs                     --          --             303          --           1,795
      Bad debt provision                                            7          --              43          --             (33)
      Gain on sale of discontinued operations                       3          --               3          --              14
      (Gain)loss on disposal of property and equipment                         --              --          --              --
      Inventory valuation adjustment                                           --              --          --              --
      Impairment loss on intangible assets                         --          --              --          --              46
      Foreign currency gains and losses                            --          --              79          --             119
      Gain-early settlement of debt                                --          --              --          --              --
      Equity in income of unconsolidated affiliate/
         consolidated subsidiaries                                 --          --              --          --              --
      Minority Interest, net of tax                                            --              --          --              --
      Changes in assets and liabilities, net of
         acquisitions:                                                         --              --                          --
      Accounts receivable                                      (2,979)         --          (6,676)         --         (15,013)
      Inventories                                              (2,078)         --           2,726          --          (1,776)
      Prepaid expenses and other current assets                 1,409          --             686          --          (1,585)
      Other non-current assets                                     --          --              --          --              16
      Accounts payable                                        (10,586)         --         (11,209)         --            (444)
      Income taxes payable                                        306          72             775          --            (933)
      Accrued expenses                                         12,937          --          14,769          --           3,081
                                                             --------        ----       ---------         ---        --------
         NET CASH FROM OPERATING ACTIVITIES                     1,114          --           3,582          --         (21,107)
                                                             --------        ----       ---------         ---        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                     (1,287)         --          (1,465)         --          (1,713)
      Proceeds from sale of property and equipment                 14          --              14          --             154
      Additional payment for trade names                           --          --              --          --             (46)
      Increase in compensating balances on deposit               (180)         --            (180)         --            (180)
                                                             --------        ----       ---------         ---        --------
         NET CASH FROM INVESTING ACTIVITIES                    (1,453)         --          (1,631)         --          (1,785)
                                                             --------        ----       ---------         ---        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds (repayments) from revolving line of
           credit and other short term debt                        73          --          (1,688)         --          25,923
      Repayment of long-term debt                                              --            (395)                     (5,918)
      Costs associated with refinancing                            --          --            (323)                     (1,827)
                                                             --------        ----       ---------         ---        --------
         NET CASH FROM FINANCING ACTIVITIES                        73          --          (2,406)         --          18,178
                                                             --------        ----       ---------         ---        --------

The effect of exchange rate changes on cash                        19          --             106          --             106
                                                             --------        ----       ---------         ---        --------
Net (decrease)/increase in cash and cash equivalents             (247)         --            (349)         --          (4,608)
Cash, beginning of year                                         6,418          --          13,665          --          18,103
                                                             --------        ----       ---------         ---        --------
Cash, end of period                                          $  6,171        $ --       $  13,316         $--        $ 13,495
                                                             ========        ====       =========         ===        ========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED
OCTOBER 1, 2005

(IN THOUSANDS)

                                                                                                                FOREIGN
                                                                                                               BORROWERS
                                                                        GUARANTOR                            AND GUARANTOR
                                                             PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL     SUBSIDIARIES
                                                           ---------  ------------  ------------  ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                       $ 26,292     $(10,886)    $ (35,936)   $(20,530)    $  57,660
   Adjustments to reconcile net (loss) income to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash
         items                                                 (359)          --            --        (359)          --
      Deferred income tax (benefit) provision                 3,322           --            --       3,322         (857)
      Stock based compensation expense                          271           --            --         271           --
         Depreciation and amortization                        1,966          683            --       2,649          294
         Bad debt provision (recovery) provision                 --           --            --          --           --
      Gain on sale of discontinued operations                21,323           --            --      21,323       (5,398)
         (Gain)loss on disposal of property and equipment        --         (745)           --        (745)          --
         Inventory valuation adjustment                          --        3,436            --       3,436         (144)
         Impairment loss on intangible assets                                  5            --           5           --
         Foreign currency gains and losses                       --         (315)           --        (315)          --
         Gain - early settlement of debt                    (21,655)          --            --     (21,655)          --
         Equity in income of unconsolidated affiliate/                        --
            consolidated subsidiaries                       (39,307)         (24)       39,331          --           --
         Minority Interest, net of tax                           --           --            --          --           --
         Changes in assets and liabilities, net of
            acquisitions:
            Accounts receivable                                 208      (10,190)                   (9,982)      (1,973)
            Inventories                                        (416)         (73)       (3,396)     (3,885)      (1,091)
            Prepaid expenses and other current assets           509       (2,535)           --      (2,026)       1,048
            Other non-current assets                             --          (17)           --         (17)      22,774
            Accounts payable                                    850        1,487            --       2,337        6,249
            Income taxes payable                                213           --            --         213         (290)
            Accrued expenses                                 16,201         (801)           --      15,400      (79,348)
                                                           --------     --------     ---------    --------     --------
               NET CASH FROM OPERATING ACTIVITIES             9,418      (19,975)           --     (10,558)      (1,076)
                                                           --------     --------     ---------    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                  (192)         (45)           --        (237)         (34)
      Increase in restricted cash                                --           --            --          --           --
      Proceeds from sale of discontinued operations              --           --            --          --           --
         Proceeds from sale of asssets and investments           --       15,222            --      15,222           --
      Acquisition of business, net of cash acquired              --           --            --          --           --
      Increase in compensating balances on deposit               --           --            --          --           --
                                                           --------     --------     ---------    --------     --------
               NET CASH FROM INVESTING ACTIVITIES              (192)      15,177            --      14,985          (34)
                                                           --------     --------     ---------    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds (repayments) from revolving line of
            credit and other short term debt                     --        4,861            --       4,861        2,234
           Repayment of long-term debt                           --          (56)           --         (56)          --
      Costs associated with refinancing                      (9,401)          --            --      (9,401)          --
      Common stock issued                                       175           --            --         175           --
                                                           --------     --------     ---------    --------     --------
           NET CASH FROM FINANCING ACTIVITIES                (9,226)       4,805            --      (4,421)       2,234
                                                           --------     --------     ---------    --------     --------

The effect of exchange rate changes on cash                      --           --            --          --           (1)
                                                           --------     --------     ---------    --------     --------
Net increase in cash and cash equivalents                         0            7             0           7        1,123
Cash, beginning of the period, including cash of
   discontinued operations of $35,934                             0          127            --         127        2,019
                                                           --------     --------     ---------    --------     --------
Cash, end of period                                        $     --     $    134     $      --    $    134     $  3,142
                                                           ========     ========     =========    ========     ========



                                                              OTHER                     TOTAL OTHER  CONSOLIDATED  CONSOLIDATED
                                                           SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                           ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                         $  44,170     $(51,636)    $  50,194         $--        $ 29,664
   Adjustments to reconcile net (loss) income to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash
         items                                                     22            --            22          --            (337)
      Deferred income tax (benefit) provision                    (332)       (2,608)       (3,797)         --            (475)
      Stock based compensation expense                             --            --            --          --             271
         Depreciation and amortization                          2,397            --         2,691          --           5,340
         Bad debt provision (recovery) provision                   14            --            14          --              14
      Gain on sale of discontinued operations                 (43,741)           --       (49,139)         --         (27,816)
         (Gain)loss on disposal of property and equipment          16            --            16          --            (729)
         Inventory valuation adjustment                                          --          (144)         --           3,292
         Impairment loss on intangible assets                      --            --            --          --               5
         Foreign currency gains and losses                         --            --            --          --            (315)
         Gain - early settlement of debt                                         --            --          --         (21,655)
         Equity in income of unconsolidated affiliate/                           --            --                          --
            consolidated subsidiaries                              --            --            --          --              --
         Minority Interest, net of tax                          1,381            --         1,381          --           1,381
         Changes in assets and liabilities, net of
            acquisitions:                                                        --            --                          --
            Accounts receivable                               (10,917)           --       (12,890)         --         (22,872)
            Inventories                                       (25,255)           --       (26,346)         --         (30,231)
            Prepaid expenses and other current assets         (1,424)            --         (376)          --          (2,402)
            Other non-current assets                          (75,976)        54,244        1,042                       1,025
            Accounts payable                                   27,626            --        33,875          --          36,212
            Income taxes payable                                1,731            --         1,441          --           1,654
            Accrued expenses                                   59,015            --       (20,333)         --          (4,933)
                                                             --------      --------     ---------         ---        --------
               NET CASH FROM OPERATING ACTIVITIES             (21,273)           --       (22,349)         --         (32,907)
                                                             --------      --------     ---------         ---        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                  (1,357)           --        (1,391)         --          (1,628)
      Increase in restricted cash                             (81,664)           --       (81,664)                    (81,664)
      Proceeds from sale of discontinued operations            69,938            --        69,938                      69,938
         Proceeds from sale of asssets and investments             23            --            23          --          15,245
      Acquisition of business, net of cash acquired            (4,525)           --        (4,525)         --          (4,525)
      Increase in compensating balances on deposit             (4,424)           --        (4,424)         --          (4,424)
                                                             --------      --------     ---------         ---        --------
               NET CASH FROM INVESTING ACTIVITIES             (22,009)           --       (22,043)         --          (7,058)
                                                             --------      --------     ---------         ---        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds (repayments) from revolving line of
            credit and other short term debt                       30            --         2,264          --           7,125
           Repayment of long-term debt                           (140)           --          (140)         --            (196)
      Costs associated with refinancing                            --            --            --          --          (9,401)
      Common stock issued                                          --            --            --          --             175
                                                             --------      --------     ---------         ---        --------
           NET CASH FROM FINANCING ACTIVITIES                    (110)           --         2,124          --          (2,297)
                                                             --------      --------     ---------         ---        --------

The effect of exchange rate changes on cash                     1,782            --         1,781          --           1,781
                                                           --------     --------     ---------    --------     --------
Net increase in cash and cash equivalents                     (41,610)           --       (40,487)         --         (40,481)
Cash, beginning of the period, including cash of
   discontinued operations of $35,934                          48,645            --        50,664          --          50,791
                                                             --------      --------     ---------         ---        --------
Cash, end of period                                          $  7,035      $     --     $  10,177         $--        $ 10,310
                                                             ========      ========     =========         ===        ========

15.  SUBSEQUENT EVENTS

     On October 18, 2006, the Company announced that William B. Rue decided to retire from his position as President and Chief Operating Officer and Director of the Company. The Company and Mr. Rue entered into a Separation Agreement (the "Separation Agreement"), which agreement supersedes the employment agreement dated January 1, 2003 between the Company and Mr. Rue. Pursuant to the Separation Agreement, the Company agreed to: (a) pay Mr. Rue $285,000, minus appropriate and customary payroll deductions, upon execution of this Agreement; and (b) issue to Mr. Rue 144,928 shares of common stock of the Company upon the earlier of six months or consummation of a change of control. In the event a change of control is consummated within six months, the Company also agreed to issue Mr. Rue an additional number of shares of common stock equal to $600,000 divided by the fair market value of the consideration per share of common stock received by holders of common stock in connection with such change of control. Mr. Rue also agreed to render consulting services to the Company for up to 6 months for consideration of $25,000 per month. Mr. Rue will also be entitled to certain health care and other benefits for six months.

     On October 23, 2006, Salton, Inc. announced that it has formed a special committee comprised of three independent Board members of the Company to review strategic alternatives to enhance stockholder value. Houlihan Lokey Howard & Zukin Capital, Inc. will serve as the Company's financial advisor to assist the Board and the Special Committee in the process, which could include a sale or merger of the Company.

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

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we have reported the sale of Amalgamated Appliance Holdings ("AMAP") as discontinued operations for the periods presented.

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

QUARTER IN REVIEW

For the first quarter of fiscal 2007 (thirteen weeks ended September 30, 2006), the Company continued to execute its U.S. Restructuring Plan, as defined in the Company's Annual Report on Form 10-K for fiscal 2004, including actions taken to further reduce operating expenses and improve working capital utilization. Additional liquidity was secured through the Company's senior lenders to assist with meeting the seasonal demands of our customers.

U.S. RESTRUCTURING PLAN

We continue to identify and implement opportunities to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have already reduced cumulative domestic operating expenses by approximately $100 million since inception of the plan in fiscal 2005. Our reductions have exceeded our previously announced plans and expectations. We continue to take actions through additional planned reductions in fiscal 2007.

In addition to operational reductions, we have reduced domestic interest expense through our debt restructuring activities and asset sales.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

                                                      THIRTEEN WEEKS ENDED
                                              ------------------------------------
                                              SEPTEMBER 30, 2006   OCTOBER 1, 2005
                                              ------------------   ---------------
Net sales                                           100.0%              100.0%
Cost of goods sold                                   68.1%               73.0%
Distribution expenses                                 7.0%                7.1%
                                                    -----               -----
   Gross profit                                      24.9%               19.9%
Selling, general and administrative expense          24.3%               27.2%
Restructuring costs                                   0.6%                0.1%
                                                    -----               -----
   Operating (loss)                                   0.0%              -7.4%
                                                    =====               =====

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

NET SALES AND GROSS PROFIT

Salton's worldwide sales were $138.3 million in first quarter of fiscal 2007 versus $148.4 million in the first quarter of fiscal 2006. The decrease in sales in the domestic market was partially due to the sale of the tabletop business in September 2005, with revenues of $4.1 million in the first quarter of fiscal 2006, and planned discontinuation of most personal care product lines, with a decline in revenues of $1.8 million in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006. Additionally, the Company experienced inventory shortages, which were caused by the Company's liquidity constraints at the beginning of fiscal 2007. These constraints were resolved in the middle of the quarter with the Ninth Amendment to, and waiver, under the senior secured credit facility (see Note 3, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt"). Price increases also negatively impacted domestic sales in the first quarter of fiscal 2007. Foreign sales increased by $6.5 million, of which $2.5 million was a result of foreign exchange rate fluctuations.

Gross profit for the first quarter of fiscal 2007 increased $4.9 million from $29.5 million in 2006 to $34.4 million in 2007. As a percent of net sales, gross profit was 19.9% in the first quarter of fiscal 2006 compared to 24.9% in the first quarter of 2007, an increase of 5.0%. This increase is primarily a result of a more favorable product mix including fewer closeouts and a higher percentage of core products in 2007. Additional improvements of $0.9 million resulted from a domestic decline in distribution expenses primarily as a result of our U.S. cost reduction programs. In addition to improved mix, as a percent of sales, gross margins on the core business lines showed an increase in spite of material cost increases on plastics, copper, steel and corrugated materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to $33.5 million for first quarter of fiscal 2007 compared to $40.4 million for first quarter of fiscal 2006. U.S. operations reduced selling, general and administrative expenses by $5.4 million, including a $2.2 million decline in promotional expenditures and trade show expenses, as well as reduced selling, marketing, general and administrative expenses of $3.2 million associated with other elements of our U.S. cost reduction plan. Foreign operations reduced selling, general and administrative expenses by $1.5 million primarily in the European market as costs were realigned globally with current sales volumes.

RESTRUCTURING COSTS

As a result of our U.S. restructuring plan, we incurred $0.8 million in restructuring costs during the first quarter of fiscal 2007 related to severance costs. Restructuring costs of $0.1 million in the first quarter of 2006 consisted of warehouse rationalization.

Payments of $0.7 million were made in the first quarter of fiscal 2007, including $0.3 million of stock-based compensation. Accrued restructuring costs were $0.2 million as of September 30, 2006.

On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. A total of 141,510 shares will be issued upon the earlier of six months from the date of the Agreement or consummation of a change in control of the Company. The company has recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

NET INTEREST EXPENSE

Net interest expense was $9.3 million for the first quarter of fiscal 2007 compared to $11.0 million for the first quarter of fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.7% in fiscal 2007 compared to 8.9% in fiscal 2006. The average amount of all debt outstanding was $341.6 million for the first quarter of 2007 compared to $434.9 million for the first quarter of 2006.

INCOME TAXES

The effective tax rate for federal, state, and foreign income taxes was (8.7)% for the first quarter of fiscal 2007 versus a 126.2% tax benefit for the first quarter of fiscal 2006. The Company's provision for income taxes is based upon estimated annual tax rates for the full fiscal year applied to federal, state, and foreign income. The primary cause for the substantial change in the effective tax rate is the valuation allowances provided against the domestic and certain foreign deferred tax assets in the first quarter of fiscal 2007. Tax benefits typically associated with losses were offset by valuation allowances. There were no valuation allowances provided in the comparable quarter in fiscal 2006.

DISCONTINUED OPERATIONS

In the first quarter of fiscal 2007, no operations of the Company were reported as discontinued operations. On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction. The Company recorded a preliminary gain of $27.8 million, net of tax. We licensed our George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

The following is a summary of financial results included within discontinued operations:

                                                           Thirteen Weeks
                                                               Ended
                                                          October 1, 2005
                                                          ---------------
Net sales from discontinued operations                        $68,798
                                                              -------
Income from discontinued operations before income taxes       $ 5,477
Income taxes                                                    2,338
Minority Interest                                               1,404
                                                              -------
Income from discontinued operations, net of tax               $ 1,735
                                                              =======

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM CONTINUING OPERATIONS

The following discussion excludes the impact on cash flows from discontinued operations.

Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facilities. In the first quarter of fiscal 2007, Salton's continuing operations used $21.1 million in cash flow, compared with $11.1 million, excluding $21.8 million from discontinued operations, in the first quarter of fiscal 2006. The higher level of usage is the result of the decrease in trade payable terms in the first quarter of fiscal 2007 as compared to fiscal 2006.

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

INVESTING ACTIVITIES

In the first quarter of fiscal 2006, we had $69.9 million in proceeds from the sale of discontinued operations, net of cash acquired, as a result of the AMAP transaction and $15.2 million in proceeds from the sale of assets, primarily from the sale of our tabletop assets and a warehouse distribution facility in the U.S.

FINANCING ACTIVITIES

During the first quarter of fiscal 2007, we had proceeds of $25.9 million on our worldwide credit facilities. These funds were used to purchase inventory for the upcoming holiday season. In addition, we incurred $1.8 million of financing costs associated with our senior credit facilities.

CREDIT FACILITIES, OTHER DEBT AND PREFERRED STOCK

The Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report on Form 10-K contains the detailed terms for our credit facilities, other debt and preferred stock, which include the following:

     -    Senior Secured Credit Facility

     -    Second Lien Credit Agreement

     -    Intercreditor Agreement

     -    Senior Subordinated Notes

     -    Salton Europe Facility Agreement

     -    Other Credit Facilities

     -    Series C Preferred Stock

     -    Convertible Preferred Stock

An update of the above items is discussed below.

Senior Secured Credit Facility -As of November 3, 2006, we had borrowed $143.2 million under the senior secured credit facility and had approximately $2.0 million available under this facility for future borrowings.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.5% (effective August 15, 2006) equaling 12.0% at November 3, 2006; or the Base Rate (prime rate), plus 4.5% (effective August 15, 2006) equaling 12.8% at November 3, 2006. The Company has the option to convert any base rate loan to LIBOR rate loan.

Second Lien Credit Agreement- The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, currently 12.58%, payable in cash on January 15th and July 15th of each year.

Salton Europe Facility Agreement - On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed L61.0 million (approximately $114.2 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At September 30, 2006, these rates for borrowings denominated in the Great Britain Pound were approximately 14.0% and 9.7% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 10.1%.

The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of L50.0 million (approximately $93.6 million) and two Term Loan Facilities of L5.0 million and L6.0 million (approximately $9.4 million and $11.2 million, respectively). The Company uses borrowings under these facilities for working capital purposes. As of September 30, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of L5.8 million (approximately $10.8 million) and borrowings denominated in the U.S. Dollar of $7.4 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities. There have been no material changes in policies or estimates since July 1, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The market risk of the Company's financial instruments as of September 30, 2006 has not significantly changed since July 1, 2006. The market risk profile of the Company on July 1, 2006 is disclosed in the Company's 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Salton carried out an evaluation, under the supervision and with the participation of Salton's management, including Salton's principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

     (b) Changes in internal controls. As reported in the Company's Fiscal 2006 Annual Report on Form 10-K, management determined that, as of July 1, 2006, actions taken to remediate a previously disclosed internal controls deficiency related to the Company's preparation and review of its income tax provision and related income tax accounting procedures had not been fully implemented and tested. This deficiency, which constituted a material weakness, required further action, which continued throughout the first fiscal quarter of 2007. The remediation process, included:

          1. Implementing additional policies and improving interim reporting requirements for the Company's foreign subsidiaries to ensure the accuracy of accounting and tax calculations and supporting detailed schedules;

          2. Streamlining the processes to ensure adequate time for review and controls testing;

          3. Continuing the utilization of external resources to supplement the Company's tax personnel; and

          4.   Additional training of finance and tax personnel as required;

     These remediation plans will continue to be implemented and monitored during the second and third quarters of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

     There were no other changes in the Company's internal controls during the quarter ended September 30, 2006 that could materially affect or is reasonably likely to affect the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

Date: November 14, 2006                 SALTON, INC.


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