Form 10-Q
period 2006-12-30
SALTON INC
filed 2007-02-13
CIK 878280

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the Quarterly Period Ended December 30, 2006 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

      For the Transition Period From __________ to _________.

      Commission file number: 0-19557

                                  Salton, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-3777824
           -------------                             --------------
    (State of other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)               Identification Number)

            1955 Field Court                              60045
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

         Yes  [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 12, 2007, 15,085,490 shares of its $0.01 par value Common Stock.

================================================================================


                                                                                   PAGE NO.
                                                                                   --------
PART I            FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets - December 30, 2006 and      3
                  July 1, 2006

                  Condensed Consolidated Statements of Operations - Thirteen weeks   4
                  ended - December 30, 2006 and December 31, 2005 and Twenty-six
                  weeks ended December 30, 2006 and December 31, 2005

                  Condensed Consolidated Statements of Cash Flows  - Twenty-six      5
                  weeks ended December 30, 2006 and December 31, 2005

                  Notes to Condensed Consolidated Financial Statements               6

         Item 2:  Management's Discussion and Analysis of Financial Condition and    25
                  Results of Operations

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk         38

         Item 4:  Controls and Procedures                                            38

PART II           OTHER INFORMATION

         Item 1:  Legal Proceedings                                                  39

         Item 1A: Risk Factors                                                       40

         Item 6:  Exhibits                                                           40

Signature                                                                            41

Index of Exhibits

                                  SALTON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE DATA)                                         DECEMBER 30, 2006   JULY 1, 2006
                                                                         -----------------   ------------
ASSETS
CURRENT ASSETS:
   Cash                                                                       $ 23,545         $ 18,103
   Compensating balances on deposit                                             39,770           39,516
   Accounts receivable, less allowances                                        138,401          117,094
   Inventories                                                                 118,018          143,997
   Prepaid expenses and other current assets                                    15,065           14,809
   Prepaid income taxes                                                          3,237            1,332
   Deferred income taxes                                                         5,365            5,433
                                                                              --------         --------
    Total Current Assets                                                       343,401          340,284
Property, Plant and Equipment, net                                              39,701           40,460
Tradenames                                                                     161,927          159,675
Non-Current Deferred Tax Asset                                                   3,633            3,269
Other Assets                                                                     8,961            9,844
                                                                              --------         --------
TOTAL ASSETS                                                                  $557,623         $553,532
                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit and other current debt, including
        accrued interest of $10,971 and $10,971, respectively                 $151,773         $ 32,518
   Accounts payable                                                             80,616           91,308
   Accrued expenses                                                             40,936           28,081
   Accrued interest                                                              4,767            5,028
   Income taxes payable                                                          1,583              702
                                                                              --------         --------
    Total Current Liabilities                                                  279,675          157,637
Non-Current Deferred Income Taxes                                               15,048           16,271
Senior Subordinated Notes due 2008, including an adjustment of
   $1,292 and $1,829 to the carrying value related
     to interest rate swap agreements, respectively                             59,335           61,531
Second Lien Notes, including accrued interest
   of $7,619 and $13,136, respectively                                         110,891          116,407
Series C Preferred Stock, $.01 par value; authorized, 150,000 shares;
   135,217 shares issued                                                         9,474            8,922
Term Loan and Other Notes Payable                                               18,144          117,908
Other Long Term Liabilities                                                     15,964           15,668
                                                                              --------         --------
TOTAL LIABILITIES                                                              508,531          494,344
Convertible Preferred Stock, $0.01 par value; authorized,
  2,000,000 shares; 40,000 shares issued                                        40,000           40,000
STOCKHOLDERS' EQUITY:
   Common Stock, $0.01 par value; authorized, 40,000,000
     shares; issued and outstanding: 2007-15,085,490 shares;
    2006-14,386,390 shares                                                         186              178
   Treasury Stock, 7,885,845 shares - at cost                                  (65,793)         (65,793)
   Additional Paid-In Capital                                                   66,880           63,854
   Accumulated Other Comprehensive Income                                       13,533           10,297
   Retained Earnings (Deficit)                                                  (5,714)          10,652
                                                                              --------         --------
    Total Stockholders' Equity                                                   9,092           19,188
                                                                              --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $557,623         $553,532
                                                                              ========         ========

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                  13 WEEKS ENDED           26 WEEKS ENDED
                                                        ---------------------------  --------------------------
                                                         DECEMBER 30,  DECEMBER 31,   DECEMBER 30, DECEMBER 31,
                                                             2006         2005           2006          2005
                                                        -------------  ------------  ------------  ------------
NET SALES                                               $   190,949    $   230,388   $   329,256   $   378,804
Cost of Goods Sold                                          129,979        153,318       224,157       261,689
Distribution Expenses                                        11,164         12,667        20,851        23,215
                                                        -----------    -----------   -----------   -----------
GROSS PROFIT                                                 49,806         64,403        84,248        93,900
Selling, General and Administrative Expenses                 46,300         53,572        79,846        93,990
Restructuring Costs                                              62             40           907           157
                                                        -----------    -----------   -----------   -----------
OPERATING INCOME (LOSS)                                       3,444         10,791         3,495          (247)
Interest Expense, net                                        10,578          9,196        19,854        20,245
Gain-Early Settlement of Debt                                     -            (65)            -       (21,720)
                                                        -----------    -----------   -----------   -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        (7,134)         1,660       (16,359)        1,228
Income Tax (Benefit) Expense                                   (792)        29,473             7        28,928
                                                        -----------    -----------   -----------   -----------
NET LOSS FROM CONTINUING OPERATIONS                          (6,342)       (27,813)      (16,366)      (27,700)
Income from Discontinued Operations, Net of Tax                   -              -             -         1,735
Gain on Sale of Discontinued Operations, Net of Tax               -              -             -        27,816
                                                        -----------    -----------   -----------   -----------
NET (LOSS) INCOME                                       $    (6,342)    $  (27,813)  $   (16,366)  $     1,851
                                                        ===========    ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               14,399,442     13,522,498    14,392,202    12,869,204
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                         14,399,442     13,522,498    14,392,202    12,869,204

Net Income (loss) per Common Share: Basic
   (Loss) from continuing operations                    $     (0.44)    $    (2.06)  $     (1.14)  $     (2.15)
   Income from discontinued operations, net of tax                -              -             -          0.13
   Gain on sale of discontinued operations, net of tax            -              -             -          2.16
                                                        -----------    -----------   -----------   -----------
Net (Loss) Income per Common Share: Basic               $     (0.44)    $    (2.06)  $     (1.14)  $      0.14
                                                        ===========    ===========   ===========   ===========

Net Income (Loss) per Common Share: Diluted
   (Loss) from continuing operations                    $     (0.44)    $    (2.06)  $     (1.14)  $     (2.15)
   Income from discontinued operations, net of tax                -              -             -          0.13
   Gain on sale of discontinued operations, net of tax            -              -             -          2.16
                                                        -----------    -----------   -----------   -----------
Net (Loss) Income per Common Share: Diluted             $     (0.44)    $    (2.06)  $     (1.14)  $      0.14
                                                        ===========    ===========   ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                                  SALTON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(IN THOUSANDS)                                                                   26 WEEKS ENDED
                                                                          ---------------------------
                                                                          DECEMBER 30,   DECEMBER 31,
                                                                             2006          2005
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                        $  (16,366)    $   1,851
  Adjustments to Reconcile Net (Loss) Income to Net Cash
    from Operating Activities:
   Imputed interest on notes payable and other non-cash items                      66          (264)
   Deferred income tax (benefit) provision                                     (1,363)       33,141
   Stock-based compensation expense                                               639           361
   Depreciation and amortization                                                6,991         8,219
   Amortization of deferred financing costs                                     3,974         1,950
   Bad debt (recovery) provision                                                  179           130
   Gain on sale of discontinued operations                                          -       (27,816)
    (Gain) loss on disposal of property and equipment                              75          (773)
   Inventory valuation adjustment                                                   -         1,486
   Impairment loss on intangible assets                                           101           186
   Foreign currency losses (gains)                                                132          (453)
   Gain - early settlement of debt                                                  -       (21,720)
   Minority interest                                                                -         1,404
   Changes in assets and liabilities:
    Accounts receivable                                                       (19,528)      (67,445)
    Inventories                                                                28,672         2,656
    Prepaid expenses and other current assets                                      (4)       (3,040)
    Other non-current assets                                                       16         2,115
    Accounts payable                                                          (10,445)        8,233
    Income taxes payable                                                       (1,054)       (2,634)
    Accrued expenses                                                            9,167         7,715
                                                                           ----------     ---------
     NET CASH FROM OPERATING ACTIVITIES                                         1,252       (54,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (5,833)       (3,000)
  Proceeds from sale of property and equipment                                    178         1,141
  Proceeds from sale of tabletop assets                                             -        14,195
  Proceeds from sale of discontinued operations, net of $10,998 cash sold           -        69,938
  Acquisition of majority interest, net of cash acquired                            -        (4,525)
  Additional payment for acquisition of trade names                              (101)         (186)
  Increase in compensating balances on deposit                                   (254)       (4,673)
                                                                           ----------     ---------
     NET CASH FROM INVESTING ACTIVITIES                                        (6,010)       72,890
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit and other short term debt         17,822        11,867
  Proceeds from new credit agreement                                                -        48,870
  Repayment of terminated credit agreement                                          -       (39,675)
  Repayment of long term debt                                                  (8,032)      (45,989)
  Costs associated with refinancing                                            (2,294)      (13,140)
  Common stock issued                                                           1,754           175
                                                                           ----------     ---------
     NET CASH FROM FINANCING ACTIVITIES                                         9,250       (37,892)
                                                                           ----------     ---------
Effect of Exchange Rate Changes on Cash                                           950         1,273
                                                                           ----------     ---------
Increase (Decrease) in Cash                                                     5,442       (18,427)
Cash, Beginning of Period, Including Cash of Discontinued Operations of
  $0 and $35,934, respectively                                                 18,103        50,791
Cash, End of Period, Including Cash of Discontinued Operations of
  $0 and $0, respectively
                                                                           ----------     ---------
Cash, End of Period                                                        $   23,545     $  32,364
                                                                           ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Interest                                                                 $   20,121     $  21,818
  Income taxes, net                                                        $    2,437     $     670

NOTE: Cash flow activity includes discontinued operations for the twenty-six weeks ended December 31, 2005.

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

2.    STRATEGIC ALTERNATIVES

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has reported a net loss from continuing operations for the second quarter of fiscal 2007 and the 26 week period ended December 30, 2006. Historically, the Company has also reported net losses in the prior three fiscal years, and has not consistently generated positive net cash flows from operating activities during these periods. The Company has used a combination of cash flows from operations, additional borrowing under certain amendments to its senior secured credit facility and asset sales to meet its debt service and working capital needs. At this time, there can be no assurance that the Company will be able to generate sufficient cash flows to meet its future working capital needs, debt service obligations and to satisfy or refinance its debt maturities without additional sales or monetization of existing assets.

      The Company has required amendments and waivers to its senior debt during recent periods due to a failure to remain in compliance with the financial covenants. There can be no assurance that the Company will be able to comply with the financial covenants and other covenants in its debt instruments or that, if it fails to comply, that its debt holders would waive compliance or forbear from exercising their remedies.

      In order to address the need to satisfy its continuing obligations and realize its long term strategy, the Company has been reviewing various strategic alternatives. On February 7, 2007, the Company and its wholly-owned subsidiary SFP Merger Sub, Inc. ("MergerSub") entered into a definitive merger agreement with APN Holding Company, Inc. ("APN Holdco"), whereby, among other things, MergerSub will merge with and into APN Holdco. APN Holdco acquired all of the outstanding common shares of Applica Incorporated ("Applica") on January 23, 2007. Additional terms of the merger agreement are described in Note 17, "Subsequent Events."

      The merger would result in Applica and its subsidiaries becoming subsidiaries of Salton. The transaction is expected to be completed by the end of fiscal 2007. The consummation of the merger is subject to various conditions, including the approval by the Company's stockholders, the delivery by APN Holdco of executed financing commitments within 45 days of the date of the merger agreement, the funding of those or alternative commitments and the absence of legal impediments to the consummation of the merger. The consummation of the merger would result in the redemption or refinancing of substantially all of the Company's existing debt obligations, and provide adequate working capital for future operations.

      While it is expected that the merger will close, if it fails to do so, the Company believes that its current cash flows from operating activities and existing credit facilities may not be sufficient to fund its operations and meet its overadvance repayment requirement at June 30, 2007 and its debt obligations that are due on December 31, 2007. In this case, the Company would rely on alternative sources of financing and additional sales of assets to refinance its maturing debt and meet its operating needs. The Company can not assure that it will be able to execute these plans on favorable terms and within a time frame that will permit it to continue its current operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    DISCONTINUED OPERATIONS

      On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a preliminary gain of $27.8, million net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

      The following is a summary of financial results included within discontinued operations:

                                                                 TWENTY-SIX WEEKS ENDED

                                                             DECEMBER 30,     DECEMBER 31,
                                                                  2006            2005
                                                             ------------     ------------
Net sales from discontinued operations                       $          -     $     68,798
                                                             ------------     ------------
Income from discontinued operations before income taxes      $          -     $      5,477
Income taxes                                                            -            2,338
Minority Interest                                                       -            1,404
                                                             ------------     ------------
Income from discontinued operations, net of tax              $          -      $     1,735
                                                             ============     ============

      At December 30, 2006 and July 1, 2006 there were no assets and liabilities classified as assets and liabilities of discontinued operations.

4.  SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

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

      The $100 million term loan portion of the senior secured credit facility has been reclassified from long-term to current debt. The senior secured credit facility matures December 31, 2007.

      As of December 30, 2006, the Company had outstanding borrowings of $113.3 million under the senior secured credit facility and had approximately $7.1 million available under this facility for future borrowings.

      Subsequent to December 30, 2006, the Company entered into a Tenth Amendment to the senior secured credit facility (see Note 17, "Subsequent Events").

      LETTERS OF CREDIT - As of December 30, 2006, the Company had outstanding letters of credit of $1.1 million under the letter of credit subfacility of $15.0 million.

      SALTON EUROPE FACILITY AGREEMENT - On October 10, 2006, the Company entered into an amendment and restatement to the Europe Facility Agreement, which waived compliance with the fixed charge coverage ratio for the months of April and May 2006 and amended the definition of such covenant thereafter.

      As of December 30, 2006, the Company had outstanding borrowings denominated in the Great Britain Pound of 21.5 million (approximately $42.0 million) and borrowings denominated in the U.S. Dollar of $2.4 million, and had approximately $1.0 million available under this agreement for future borrowings.

      As of December 30, 2006, the Company was in compliance with covenants under the Senior Secured Credit Facility and the Salton Europe Facility Agreement.

      SENIOR SUBORDINATED NOTES - On December 28, 2006, the Company issued 701,600 shares of Salton common stock to Harbinger Capital Partners Master Fund I, Ltd. ("Harbinger") for an aggregate purchase price of approximately $1.8 million ($2.50 per share); and (b) used the proceeds from such stock issuance to repurchase from Harbinger the Company's outstanding 12 1/4% senior subordinated notes due 2008 with an aggregate principal and accrued interest of approximately $1.8 million.

5.   STOCK-BASED COMPENSATION

      STOCK OPTIONS - Effective July 3, 2005, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), "Share-Based Payment," which revises FASB Statement 123 "Accounting for Stock-Based Compensation," and supercedes Accounting Principles Board (APB) 25 "Accounting for Stock Issued to Employees." Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

      There were no stock option awards granted during the twenty-six weeks ended December 30, 2006 or December 31, 2005. Stock-based compensation expense related to stock options for the thirteen weeks ended December 30, 2006 and December 31, 2005 was $0 and $0.1 million, respectively. Stock-based compensation expense related to stock options for the twenty-six weeks ended December 30, 2006 and December 31, 2005 was $0 and $0.2 million, net of related income tax of $0.1 million. There was no compensation expense related to nonvested options not yet recognized as of December 30, 2006.

      A summary of the Company's fixed stock options for the twenty-six weeks ended December 30, 2006 is as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                    SHARES        EXERCISE
                                                    (000)          PRICE
                                                 ------------  --------------
Outstanding as of July 1, 2006                          2,164  $        14.87

   Granted                                                  -

   Exercised                                                -

   Expired or Canceled                                   (584)          14.80
                                                 ------------
Outstanding as of December 30, 2006                     1,580  $        14.89
                                                 ============  ==============
Options exercisable at December 30, 2006                1,580  $        14.89

Weighted-average fair value of
  options granted during the period                                       N/A

      The following information summarizes the stock options outstanding at December 30, 2006:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                 -----------------------------   ------------------------------------
                                                   WEIGHTED-
                                                    AVERAGE       WEIGHTED-                WEIGHTED-
                                                   REMAINING       AVERAGE                 AVERAGE
                                   SHARES         CONTRACTUAL      EXERCISE     SHARES     EXERCISE
RANGE OF EXERCISE PRICES            (000)        LIFE (YEARS)       PRICE        (000)      PRICE
                                 ------------   --------------   -----------   --------   -----------
$5.333-$5.833                               8             0.47   $      5.08          8   $      5.08
$6.333-$10.60                             823             4.97          8.84        823          8.84
$13.917-$17.50                            464             3.25         14.96        464         14.96
$18.95-$37.00                             285             3.04         32.48        285         32.48
                                 ------------                                  --------
$5.333-$37.00                           1,580             4.07   $     14.89      1,580   $     14.89
                                 ============   ==============   ===========   ========   ===========

      STOCK GRANTS - On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years.

      The Company has previously recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. As of December 30, 2006, a minimal amount of compensation cost related to nonvested awards not yet recognized is being recognized over the remainder of the requisite two year service period.

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

      On October 18, 2006, the Company agreed to issue to William Rue, the former President and Chief Operating Officer, common stock of the Company pursuant to his Separation Agreement. A total of 144,928 shares will be issued upon the earlier of six months from the date of the Agreement or consummation of a change in control of the Company. The Company has recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million. Further, in the event a change of control is consummated within six months of the Separation Agreement, the Company has also agreed to issue an additional number shares of common stock of the Company equal to $0.6 million divided by the fair market value (as determined by the Board of Directors of the Company in good faith) of the consideration per share of common stock received by holders of common stock in connection with such change of control. The Company will recognize additional expense if and when a change of control occurs.

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

      The fair value of the warrant was estimated on the date of issue using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrant:

Dividend yield                           N/A
Expected volatility                       97.2 %
Risk-free interest rate                    5.0 %
Expected life of warrant              1.4 years

6.   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

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

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for annual financial statements as of the end of the fiscal year ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

7.    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Net income (loss) per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share," and Emerging Issues Task Force (EITF) Statement No. 03-6, "Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share." Under EITF 03-06, the Convertible Preferred Stock are included in both basic and diluted net income (loss) per share using the "two-class" method, if the effect is dilutive. Diluted net income per share also includes dilutive common stock equivalents applying the treasury stock method for options, settlements and warrants.

      For the thirteen and twenty-six weeks ended December 30, 2006 and December 31, 2005, the Company's Convertible Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted loss per share. Additionally, the Company's outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company's loss from continuing operations in the period. Had the Company recognized net income from continuing operations in the period, basic shares outstanding would have increased by 3.5 million shares related to the Convertible Preferred Stock under the two-class method; and diluted shares outstanding would have increased by 3.6 million shares for the effect of the Convertible Preferred Stock and outstanding warrants. Common stock equivalents totaling 1.6 million and 2.3 million shares at a price range of $5.33 to $37.00 per share were not included in the calculations as of December 30, 2006 and December 31, 2005, respectively, due to the Company's loss from continuing operations.

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

      All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at December 30, 2006 and July 1, 2006, respectively. The change in the fair value of contracts in the second quarter and the first half of fiscal 2007 was insignificant.

      Contracts for the purchase of 5.6 million U.S. dollars were entered into during the second quarter of fiscal 2007. At December 30, 2006 the Company had foreign exchange forward contracts outstanding for the purchase of approximately 2.2 million U.S. dollars.

9.    CAPITAL STOCK

      Activity in the Company's capital accounts for the thirteen and twenty-six weeks ended December 30, 2006 was as follows:

                                                          13 WEEKS ENDED                               26 WEEKS ENDED
                                          -----------------------------------------   --------------------------------------------
                                                         DECEMBER 30, 2006                            DECEMBER 30, 2006
                                          -----------------------------------------   --------------------------------------------
(IN THOUSANDS)                               COMMON                      ADDITIONAL      COMMON                        ADDITIONAL
                                             SHARES        COMMON         PAID IN        SHARES         COMMON          PAID IN
                                           OUTSTANDING      STOCK         CAPITAL      OUTSTANDING       STOCK          CAPITAL
                                          ------------   -----------    -----------   -------------   ------------    ------------
Balance, September 30 and July 1, 2006          14,384   $       178    $    64,818         14,386   $        178     $     63,854
Share-based compensation                            (1)            -            315             (3)             -              639
Sale of common stock                               702             8          1,747            702              8            1,747
Warrant issued - financing fees                      -             -              -              -              -              640
                                          ------------   -----------    -----------   ------------   ------------    -------------
Balance, December 30, 2006                      15,085   $       186    $    66,880         15,085   $        186     $     66,880
                                          ============   ===========    ===========   ============   ============    =============

10.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

      For the thirteen weeks ended December 30, 2006 and December 31, 2005, components of other comprehensive income include foreign currency translation adjustments of $2.8 million and $(2.3) million, respectively, and derivative liability adjustments of a nominal amount in each period. For the twenty-six weeks ended December 30, 2006 and December 31, 2005, components of other comprehensive income include foreign currency translation adjustments of $3.2 million and $(7.3) million, respectively, and derivative liability adjustments of a nominal amount and $(1.4) million, respectively.

                                                                  13 WEEKS ENDED                      26 WEEKS ENDED
                                                         -----------------------------     -----------------------------------
(IN THOUSANDS)                                           DECEMBER 30,     DECEMBER 31,      DECEMBER 30,         DECEMBER 31,
                                                              2006           2005               2006                2005
                                                         ------------    -------------     --------------     ----------------
Net Loss                                                 $    (6,342)    $    (27,813)     $     (16,366)     $         1,851

Other Comprehensive Income (Loss), net of tax of $-0-
 and $ (595), respectively                                     2,747           (2,268)             3,236               (8,713)
                                                         -----------     ------------      -------------      ---------------
Comprehensive Loss Income                                $    (3,595)    $    (30,081)     $     (13,130)     $        (6,862)
                                                         ===========     ============      =============      ===============

      Accumulated other comprehensive income is comprised of the following:

                                                                                                 AS OF
                                                                                 ----------------------------------------
(IN THOUSANDS)                                                                       DECEMBER 30,            JULY 1,
                                                                                        2006                   2006
                                                                                 ------------------     -----------------
Minimum Pension Liability, net of tax of $(4,470) and $(4,308), respectively     $           (8,550)    $          (8,173)
Unrealized Loss on Derivative, net of tax of $(3) and $0, respectively                           (6)                    -
Foreign Currency Translation                                                                 22,089                18,470
                                                                                 ------------------     -----------------
                                                                                 $           13,533     $          10,297
                                                                                 ==================     =================

11.   PENSION BENEFIT PLANS

      The components of net periodic pension cost are as follows:

(IN THOUSANDS)                                                DOMESTIC               SALTON EUROPE             TOTAL
THIRTEEN WEEKS ENDED:                                12/30/2006     12/31/05    12/30/2006   12/31/05  12/30/2006  12/31/05
                                                     -----------    --------    ----------   --------  ----------  --------
   Service cost-benefits earned during the period    $        42    $     42     $     122   $     68  $      164  $    110
   Interest cost on projected benefit obligation             175         176           617        528         792       704
   Actuarial return on plan assets                          (167)       (157)         (592)      (453)       (759)     (610)
   Net amortization and deferral                              48          61           150        196         198       257
                                                     -----------    --------    ----------   --------  ----------  --------
             Net pension cost                        $        98    $    122    $      297   $    339  $      395  $    461
                                                     ===========    ========    ==========   ========  ==========  ========


(IN THOUSANDS)                                              DOMESTIC                   SALTON EUROPE           TOTAL
TWENTY-SIX WEEKS ENDED:                               12/30/06       12/31/05     12/30/06    12/31/05   12/30/06   12/31/05
                                                     -----------     --------    ----------   -------   ---------   --------
   Service cost-benefits earned during the period    $        84     $     84    $      242   $    138  $     326   $    222
   Interest cost on projected benefit obligation             350          352         1,223      1,068      1,573      1,420
   Actuarial return on plan assets                          (334)        (315)       (1,173)      (916)    (1,507)    (1,231)
   Net amortization and deferral                              96          123           297        396        393        519
                                                     -----------     --------    ----------   --------  ---------   --------
             Net pension cost                        $       196     $    244    $      589   $    686  $     785   $    930
                                                     ===========     ========    ==========   ========  =========   ========

      The Company previously disclosed in its financial statements for the year ended July 1, 2006 that it expected to contribute $0.5 million to its domestic pension plans and $1.5 million to the Salton Europe pension plan in fiscal 2007. As of December 30, 2006, $0.2 million and $0.8 million of contributions have been made to the domestic and Europe plans, respectively.

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

      For the thirteen weeks ended December 30, 2006, one customer accounted for 11.1% of net sales from continuing operations. For the thirteen weeks ended December 31, 2005, one customer accounted for 12.1% and another customer accounted for 10.3% of net sales from continuing operations. For the twenty-six weeks ended December 30, 2006, one customer accounted for 10.3% of net sales from continuing operations. For the twenty-six weeks ended December 31, 2005, one customer accounted for 10.7% and another customer accounted for 10.6% of net sales from continuing operations.

13.   LEGAL PROCEEDINGS

      PRODUCT LIABILITY

      On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

      On or about December 20, 2006, a lawsuit entitled Paul E. LeBlanc, Jr.,et al., Plaintiffs, vs. Salton, Inc.; Salton/Maxim Housewares, Inc.:
      Bloomingdales, Inc.; Chiaphua Industries Limited,; and Does 1 through 100, inclusive, Defendants was filed in the Orange County Superior Court against the Company. The plaintiffs, who are seeking unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company and also allege that the tea kettle violated California laws in failing to give a warning of the presence of lead in the product. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

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

      ENVIRONMENTAL

      The Company has accrued approximately $0.2 million for the anticipated costs of environmental remediation at four of its current and previously owned sites. Although such costs could exceed that amount, Management believes any such excess will not have a material adverse effect on the financial condition or annual results of operations of the Company.

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

14.   RESTRUCTURING COSTS

      As a result of the U.S. restructuring, the Company incurred $0.1 million of restructuring costs during the second quarter of fiscal 2007, consisting primarily of severance charges. During the same quarter of fiscal 2006, the Company incurred minimal restructuring costs related to severance and warehouse rationalization.

      For the first half of fiscal 2007, the Company incurred restructuring costs of $0.9 million for severance charges. Restructuring costs of $0.2 million in the first half of fiscal 2006 consisted of charges related to warehouse rationalization.

      Payments of $0.9 million were made in the first half of fiscal 2007, including $0.3 million of stock-based compensation. Accrued restructuring costs were minimal as of December 30, 2006.

15.   INCOME TAXES

      Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefit will be realized. To the extent that a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. During fiscal 2006, the Company recorded a valuation allowance against its U.S. deferred income tax asset balance, its unused foreign tax credits and increased its valuation allowance on certain foreign entity deferred tax balances. In the first and second quarters of fiscal 2007, the Company further increased its U.S. and foreign valuation allowances. This non-cash charge does not limit the Company's ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. Included in the Company's tax provision are increases in the Company's foreign valuation allowances for Salton Germany and Salton Spain. The U.S. net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2025.

      In the second quarter of fiscal year 2007, the Internal Revenue Service completed its examination of Salton's consolidated federal income tax returns for fiscal years 2001 through 2004, resulting in a potential tax refund. As a result of the IRS examination, the Company's fiscal year 2005 income tax return has been amended accordingly and will not be subject to any future IRS examination. Salton's management consented to the results of the examination in the second quarter. Due to the refund claim, the staff of the Joint Committee on Taxation is required to review and approve the refund amount. This process is expected to be completed by the end of the third quarter. Salton management believes it is appropriate to record any income tax refund only when approval has been received from the Joint Committee. Additionally, as a result of the examination, the Company has agreed to a revision of its tax deductible trade name tax basis resulting in a $2.0 million benefit to the tax provision in the twenty-six weeks ended December 30, 2006.

16.   SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

      The payment obligations of the Company under the senior secured credit facility, the second lien notes and the senior subordinated notes are guaranteed by certain of the Company's 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.

      In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company's foreign subsidiaries (see Note 4, "Senior Secured Credit Facility, Letters of Credit and Long-Term Debt"). As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled "Foreign Borrowers and Guarantor Subsidiaries" represents the financial position, results operations and cash flows of these foreign subsidiaries.

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

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006
(IN THOUSANDS)

                                                                                                     FOREIGN
                                                                                                  BORROWERS AND
                                                             GUARANTOR                               GUARANTOR        OTHER
                                                 PARENT    SUBSIDIARIES ELIMINATIONS    TOTAL       SUBSIDIARIES  SUBSIDIARIES
                                                ------------------------------------------------------------------------------
                      ASSETS
Current Assets:
  Cash                                          $       -   $     455   $          -  $       455  $     17,625   $    5,465
  Compensating balances on deposit                      -           -              -            -             -       39,770
  Accounts receivable, net of allowances              120      72,722              -       72,842        41,779       23,780
  Inventories                                       4,321      69,231        (11,801)      61,751        40,035       16,232
  Prepaid expenses and other current assets         1,296       2,960              -        4,256         4,554        6,255
  Intercompany                                    107,350    (137,177)           (61)     (29,888)       (7,301)      37,189
  Prepaid income taxes                              3,237           -              -        3,237             -            -
  Deferred income taxes                                 -           -              -            -             -          128
                                                ------------------------------------------------------------------------------
     Total current assets                         116,324       8,191        (11,862)     112,653        96,692      128,819
Property, Plant and Equipment,                      3,451       6,936                      10,387        11,109       18,205
Investments in Subsidiaries                       137,576     145,020       (282,596)           -             -       83,368
Trade names                                       111,341      10,313              -      121,654        40,273            -
Non-current deferred tax asset                          -           -              -            -         2,480          557
 Other Assets, net                                  5,833          87              -        5,920         3,028           13
                                                ------------------------------------------------------------------------------
Total Assets                                    $ 374,525   $ 170,547   $   (294,458)    $250,614  $    153,582    $ 230,962
                                                ==============================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current
   debt                                         $  10,971   $ 113,304   $          -  $   124,275        26,235   $   1,263
  Accounts payable                                  5,385       5,566            111       11,062         2,832       66,722
  Accrued expenses                                  3,027       6,340              -        9,367        26,559        5,010
  Accrued interest                                  2,421       2,346              -        4,767             -            -
   Income taxes payable                               917           -              -          917           672          479
                                                ------------------------------------------------------------------------------
     Total current liabilities                     22,721     127,556            111      150,388        56,298       73,474
Non-current Deferred tax liability                 10,868           -              -       10,868             -        1,158
Senior Subordinated Notes due 2008, including
   an adjustment of $1,292 to the carrying
   value related to interest rate swap             59,335           -              -       59,335             -            -
   agreements
Second Lien Notes                                 110,891           -              -      110,891             -            -
Series C Preferred Stock                            9,474           -              -        9,474             -            -
Term loan and other notes payable                                                  -            -        18,144            -
Other long term liabilities                                     2,925              -        2,925       12,965            74
                                                ------------------------------------------------------------------------------
     Total liabilities                            213,289     130,481            111      343,881        87,407       74,706
Convertible Preferred Stock                        40,000           -              -       40,000             -            -
Stockholders' Equity                              121,236      40,066       (294,569)    (133,267)       66,175      156,256
                                                ------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      $ 374,525   $ 170,547 $     (294,458) $   250,614  $    153,582   $  230,962
                                                ==============================================================================
                                                              TOTAL OTHER    CONSOLIDATED   CONSOLIDATED
                                                 ELIMINATIONS SUBSIDIARIES   EMLIMINATIONS    TOTALS
                                                --------------------------------------------------------
                      ASSETS
Current Assets:
  Cash                                           $        -   $   23,090    $      -        $  23,545
   Compensating balances on deposit                       -       39,770           -           39,770
  Accounts receivable, net of allowances                  -       65,559           -          138,401
  Inventories                                             -       56,267           -          118,018
  Prepaid expenses and other current assets               -       10,809           -           15,065
  Intercompany                                            -       29,888           -                -
  Prepaid income taxes                                    -            -           -            3,237
  Deferred income taxes                               5,237        5,365           -            5,365
                                                --------------------------------------------------------
     Total current assets                             5,237      230,748           -          343,401
Property, Plant and Equipment,                                    29,314           -           39,701
Investments in Subsidiaries                         (83,368)           -           -                -
Trade names                                               -       40,273           -          161,927
Non-current deferred tax asset                          596        3,633           -            3,633
 Other Assets, net                                        -        3,041           -            8,961
                                                --------------------------------------------------------
Total Assets                                     $ (77,535)   $  307,009    $      -        $ 557,623
                                                ========================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other current
debt                                             $       -        27,498     $     -        $ 151,773
  Accounts payable                                       -        69,554           -           80,616
  Accrued expenses                                       -        31,569           -           40,936
   Accrued interest                                      -             -           -            4,767
   Income taxes payable                               (485)          666           -            1,583
                                                --------------------------------------------------------
     Total current liabilities                        (485)      129,287           -          279,675
Non-current Deferred tax liability                   3,022         4,180                       15,048
Senior Subordinated Notes due 2008, including
an adjustment of $1,292 to the carrying value
   related to interest rate swap agreements              -             -           -           59,335
Second Lien Notes                                        -             -           -          110,891
Series C Preferred Stock                                 -             -           -            9,474
Term loan and other notes payable                        -        18,144           -           18,144
Other long term liabilities                              -        13,039           -           15,964
                                                --------------------------------------------------------
     Total liabilities                               2,537       164,650           -          508,531
Convertible Preferred Stock                              -             -                       40,000
Stockholders' Equity                               (80,072)      142,359           -            9,092
                                                --------------------------------------------------------
Total Liabilities and Stockholders' Equity       $ (77,535)   $  307,009    $      -        $ 557,623
                                                ========================================================

CONSOLIDATING BALANCE SHEET AS OF JULY 1, 2006
(IN THOUSANDS)

                                                                                                                 FOREIGN
                                                                                                              BORROWERS AND
                                                                GUARANTOR                                       GUARANTOR
                                                   PARENT     SUBSIDIARIES    ELIMINATIONS        TOTAL       SUBSIDIARIES
                                                 --------------------------------------------------------------------------
                     ASSETS
Current Assets:
  Cash                                           $       1      $   4,437      $        -       $   4,438       $   7,247
  Compensating balances on deposit                       -              -               -               -               -
  Accounts receivable, net of allowances               420         71,231               -          71,651          30,205
  Inventories                                        5,184         85,911         (14,124)         76,971          50,599
  Prepaid expenses and other current assets          1,620          1,876               -           3,496           3,031
  Intercompany                                     120,860       (161,298)              -         (40,438)        (12,164)
  Prepaid income taxes                               1,332              -               -           1,332               -
  Deferred income taxes                                  -              -               -               -               -
                                                 --------------------------------------------------------------------------
     Total current assets                          129,417          2,157         (14,124)        117,450          78,918
Property, Plant and Equipment,                       4,553          7,573               -          12,126          10,884
Investments in Subsidiaries                        144,210        145,352        (289,562)              -               -
Trade names                                        111,341         10,313               -         121,654          38,021
Non-current deferred tax asset                           -              -               -               -           2,124
 Other Assets, net                                   6,877            102               -           6,979           2,852
                                                 --------------------------------------------------------------------------
Total Assets                                     $ 396,398      $ 165,497       $(303,686)      $ 258,209       $ 132,799
                                                 ==========================================================================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit and other
  current debt                                   $  10,971      $      30      $        -       $  11,001       $  21,130
  Accounts payable                                   7,075          4,397             172          11,644           3,501
  Accrued expenses                                   2,395          7,150               -           9,545          14,875
   Accrued interest                                  2,071          2,957               -           5,028               -
   Income taxes payable                                720              -               -             720              52
                                                 --------------------------------------------------------------------------
     Total current liabilities                      23,232         14,534             172          37,938          39,558
Non-current Deferred tax liability                  11,391              -               -          11,391               -
Senior Subordinated Notes due 2008,
including an adjustment of $1,829 to the
 carrying value related to
interest rate swap agreements                       61,531              -               -          61,531               -
Second Lien Notes                                  116,407              -               -         116,407               -
Series C Preferred Stock                             8,922              -               -           8,922               -
Term loan and other notes payable                        -        100,008               -         100,008          17,900
Other long term liabilities                            443          2,968               -           3,411          12,257
                                                 --------------------------------------------------------------------------
     Total liabilities                             221,926        117,510             172         339,608          69,715
Convertible Preferred Stock                         40,000              -               -          40,000               -
Stockholders' Equity                               134,472         47,987        (303,858)       (121,399)         63,084
                                                 --------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $ 396,398      $ 165,497       $(303,686)      $ 258,209       $ 132,799
                                                 ==========================================================================
                                                     OTHER                         TOTAL OTHER   CONSOLIDATED     CONSOLIDATED
                                                 SUBSIDIARIES      ELIMINATIONS    SUBSIDIARIES  EMLIMINATIONS      TOTALS
                                                 ---------------------------------------------------------------------------
                     ASSETS
Current Assets:
  Cash                                             $   6,418        $      -       $  13,665        $      -      $  18,103
   Compensating balances on deposit                   39,516               -          39,516               -         39,516
  Accounts receivable, net of allowances              15,238               -          45,443               -        117,094
  Inventories                                         16,427               -          67,026               -        143,997
  Prepaid expenses and other current assets            8,282               -          11,313               -         14,809
  Intercompany                                        52,602               -          40,438               -              -
  Prepaid income taxes                                     -               -               -               -          1,332
  Deferred income taxes                                  195           5,238           5,433               -          5,433
                                                 ---------------------------------------------------------------------------
     Total current assets                            138,678           5,238         222,834               -        340,284
Property, Plant and Equipment,                        17,450               _          28,334               -         40,460
Investments in Subsidiaries                           83,368         (83,368)              -               -              -
Trade names                                                -               _          38,021               -        159,675
Non-current deferred tax asset                           550             595           3,269                          3,269
 Other Assets, net                                        13               -           2,865               -          9,844
                                                 ---------------------------------------------------------------------------
Total Assets                                       $ 240,059       $ (77,535)      $ 295,323        $      -      $ 553,532
                                                 ===========================================================================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving line of credit and other
 current debt                                      $     387       $       -          21,517        $      -      $  32,518
  Accounts payable                                    76,163               -          79,664               -         91,308
  Accrued expenses                                     3,661               -          18,536               -         28,081
   Accrued interest                                        -               -               -                          5,028
   Income taxes payable                                  (70)              -             (18)              -            702
                                                 ---------------------------------------------------------------------------
     Total current liabilities                        80,141               -         119,699               -        157,637
Non-current Deferred tax liability                     1,858           3,022           4,880                         16,271
Senior Subordinated Notes due 2008,
including an adjustment of $1,829 to
the carrying value related to interest
rate swap agreements                                       -               -               -               -         61,531
Second Lien Notes                                          -               -               -               -        116,407
Series C Preferred Stock                                   -               -               -               -          8,922
Term loan and other notes payable                          -               -          17,900               -        117,908
Other long term liabilities                                -               -          12,257               -         15,668
                                                 ---------------------------------------------------------------------------
     Total liabilities                                81,999           3,022         154,736               -        494,344
Convertible Preferred Stock                                -               -                               -         40,000
Stockholders' Equity                                 158,060         (80,557)        140,587               -         19,188
                                                 ---------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $ 240,059       $ (77,535)      $ 295,323        $      -      $ 553,532
                                                 ===========================================================================

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS
ENDED DECEMBER 30, 2006
(IN THOUSANDS)

                                                                                                   FOREIGN BORROWERS
                                                                                                    AND  GUARANTOR     OTHER
                                                     PARENT    SUBSIDIARIES ELIMINATIONS    TOTAL    SUBSIDIARIES   SUBSIDIARIES
                                                    -----------------------------------------------------------------------------
Net Sales                                           $ 42,215    $ 120,834   $  (62,003)  $  101,046     $ 65,397    $  42,157
Cost of Goods Sold                                    32,264      100,457      (63,009)      69,712       41,227       34,596
Distribution Expenses                                      -        5,429            -        5,429        4,029        1,706
                                                    -----------------------------------------------------------------------------
    Gross Profit                                       9,951       14,948        1,006       25,905       20,141        5,855
Selling, General and Administrative expenses           9,883       12,505            -       22,388       18,680        7,327
Restructuring costs                                        6           56            -           62            -            -
                                                    -----------------------------------------------------------------------------
    Operating Income (loss)                               62        2,387        1,006        3,455        1,461       (1,472)
Interest Expense, Net                                  4,185        4,462            -        8,647        1,557          374
(Income) Loss from Subsidiaries                        3,592           94       (3,686)           -            -            -
                                                    -----------------------------------------------------------------------------
   (Loss) Income Before Income Taxes                  (7,715)      (2,169)       4,692       (5,192)         (96)      (1,846)
Income Tax Expense (Benefit)                            (274)           -            -         (274)           2           37
    Net (Loss) Income from Continuing Operations      (7,441)      (2,169)       4,692       (4,918)         (98)      (1,883)
                                                    -----------------------------------------------------------------------------
Income from Discontinued Operations, Net of tax            -            -            -            -            -            -
Net (Loss) Income                                   $ (7,441)   $  (2,169)  $    4,692  $    (4,918)    $    (98)   $  (1,883)
                                                    =============================================================================
                                                                                TOTAL OTHER    TOTAL
                                                    ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                    ------------------------------------------------
Net Sales                                           $       -    $ 107,554    $ (17,651)   $ 190,949
Cost of Goods Sold                                          -       75,823      (15,556)     129,979
Distribution Expenses                                       -        5,735            -       11,164
    Gross Profit                                            -       25,996       (2,095)      49,806
Selling, General and Administrative expenses                -       26,007       (2,095)      46,300
Restructuring costs                                         -            -            -           62
    Operating Income (loss)                                 -          (11)           -        3,444
Interest Expense, Net                                       -        1,931            -       10,578
(Income) Loss from Subsidiaries                             -            -            -
   (Loss) Income Before Income Taxes                        -       (1,942)           -       (7,134)
Income Tax Expense (Benefit)                             (557)        (518)           -         (792)
                                                    -------------------------------------------------
    Net (Loss) Income from Continuing Operations          557       (1,424)           -       (6,342)
Income from Discontinued Operations, Net of tax             -            -
                                                    -------------------------------------------------
Net (Loss) Income                                   $     557    $  (1,424)   $       -    $  (6,342)
                                                    =================================================

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005

(IN THOUSANDS)

                                                                                                          FOREIGN
                                                                                                          BORROWERS
                                                               GUARANTOR                                 AND GUARANTOR    OTHER
                                                    PARENT    SUBSIDIARIES   ELIMINATIONS      TOTAL     SUBSIDIARIES  SUBSIDIARIES
                                                ------------  ------------  -------------  ------------  ------------- ------------
Net Sales                                       $     52,891  $    167,608  $     (78,864) $    141,635  $      67,447 $     51,915
Cost of Goods Sold                                    42,797       138,273        (83,455)       97,615         41,773       42,529
Distribution Expenses                                      -         7,452              -         7,452          3,895        1,320
                                                ------------  ------------  -------------  ------------  ------------- ------------
    Gross Profit                                      10,094        21,883          4,591        36,568         21,779        8,066
Selling, General and Administrative expenses          10,327        14,882              -        25,209         20,047       10,326
Restructuring costs                                        -            40              -            40              -            -
                                                ------------  ------------  -------------  ------------  ------------- ------------
    Operating (loss) Income                             (233)        6,961          4,591        11,319          1,732       (2,260)
Interest Expense, Net                                  4,218         4,363              -         8,581            619      (81,082)
Gain-early settlement of debt                            (65)            -              -           (65)             -            -
(Income) Loss from Subsidiaries                        2,479           (22)        (2,457)            -              -            -
                                                ------------  ------------  -------------  ------------  ------------- ------------
   (Loss) Income Before Income Taxes                  (6,865)        2,620          7,048         2,803          1,113       78,822
Income Tax Expense                                    25,516             -              -        25,516            392          297
                                                ------------  ------------  -------------  ------------  ------------- ------------
    Net (Loss) Income from Continuing
    Operations                                       (32,381)        2,620          7,048       (22,713)           721       78,525
Income from Discontinued Operations, Net of tax            -             -              -             -              -            -
                                                ------------  ------------  -------------  ------------  ------------- ------------
Net (Loss) Income                               $    (32,381) $      2,620  $       7,048  $    (22,713) $         721 $     78,525
                                                ============  ============  =============  ============  ============= ============
                                                              TOTAL OTHER   CONSOLIDATED  CONSOLIDATED
                                                 ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                 ------------  ------------  ------------  ------------
Net Sales                                        $          -  $    119,362  $    (30,609) $    230,388
Cost of Goods Sold                                          -        84,302       (28,599)      153,318
Distribution Expenses                                       -         5,215             -        12,667
                                                 ------------  ------------  ------------  ------------
    Gross Profit                                            -        29,845        (2,010)       64,403
Selling, General and Administrative expenses                -        30,373        (2,010)       53,572
Restructuring costs                                         -             -             -            40
                                                 ------------  ------------  ------------  ------------
    Operating (loss) Income                                 -          (528)            -        10,791
Interest Expense, Net                                 81, 078           615             -         9,196
Gain-early settlement of debt                               -             -             -           (65)
(Income) Loss from Subsidiaries                                           -             -             -
                                                 ------------  ------------  ------------  ------------
   (Loss) Income Before Income Taxes                  (81,078)       (1,143)            -         1,660
Income Tax Expense                                      3,268         3,957             -        29,473
                                                 ------------  ------------  ------------  ------------
    Net (Loss) Income from Continuing Operations      (84,346)       (5,100)            -       (27,813)
Income from Discontinued Operations, Net of tax             -             -             -             -
                                                 ------------  ------------  ------------  ------------
Net (Loss) Income                                $    (84,346) $     (5,100) $          -  $    (27,813)
                                                 ============  ============  ============  ============

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2006

(IN THOUSANDS)

                                                                                                            FOREIGN
                                                                                                            BORROWERS
                                                                GUARANTOR                                  AND GUARANTOR
                                                     PARENT    SUBSIDIARIES  ELIMINATIONS       TOTAL      SUBSIDIARIES
                                                 ------------  ------------  -------------  -------------  -------------
Net Sales                                        $     78,628  $    210,768  $    (111,128) $     178,268  $     107,984
Cost of Goods Sold                                     61,199       175,904       (113,451)       123,652         68,919
Distribution Expenses                                       -        10,762              -         10,762          7,079
                                                 ------------  ------------  -------------  -------------  -------------
    Gross Profit                                       17,429        24,102          2,323         43,854         31,986
Selling, General and Administrative expenses           18,185        23,363              -         41,548         29,017
Restructuring costs                                       680           227              -            907              -
                                                 ------------  ------------  -------------  -------------  -------------
    Operating (loss)  Income                           (1,436)          512          2,323          1,399          2,969
Interest Expense, Net                                   8,029         8,102                        16,131          3,019
(Income) Loss from Subsidiaries                         9,683           332        (10,015)             -              -
                                                 ------------  ------------  -------------  -------------  -------------
   (Loss) Income Before Income Taxes                  (19,148)       (7,922)        12,338        (14,732)           (50)
Income Tax (Benefit) Expense                             (127)            -              -           (127)           247
                                                 ------------  ------------  -------------  -------------  -------------
    Net (Loss) Income from Continuing Operations      (19,021)       (7,922)        12,338        (14,605)          (297)
Income from Discontinued Operations, Net of tax                           -              -              -              -
                                                 ------------  ------------  -------------  -------------  -------------
Net (Loss) Income                                $    (19,021) $     (7,922) $      12,338  $     (14,605) $        (297)
                                                 ============  ============  =============  =============  =============
                                                    OTHER                     TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
                                                 SUBSIDIARIES  ELIMINATIONS   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                 ------------  ------------  -------------  -------------  -------------
Net Sales                                        $     78,481  $          -  $     186,465  $     (35,477) $     329,256
Cost of Goods Sold                                     63,777             -        132,696        (32,191)       224,157
Distribution Expenses                                   3,010             -         10,089              -         20,851
                                                 ------------  ------------  -------------  -------------  -------------
    Gross Profit                                       11,694             -         43,680         (3,286)        84,248
Selling, General and Administrative expenses           12,567             -         41,584         (3,286)        79,846
Restructuring costs                                         -             -              -              -            907
                                                 ------------  ------------  -------------  -------------  -------------
    Operating (loss)  Income                             (873)            -          2,096              -          3,495
Interest Expense, Net                                     704             -          3,723              -         19,854
(Income) Loss from Subsidiaries                             -             -              -              -              -
                                                 ------------  ------------  -------------  -------------  -------------
   (Loss) Income Before Income Taxes                   (1,577)            -         (1,627)             -        (16,359)
Income Tax (Benefit) Expense                              372          (485)           134              -              7
                                                 ------------  ------------  -------------  -------------  -------------
    Net (Loss) Income from Continuing Operations       (1,949)          485         (1,761)             -        (16,366)
Income from Discontinued Operations, Net of tax                           -              -              -              -
                                                 ------------  ------------  -------------  -------------  -------------
Net (Loss) Income                                $     (1,949) $        485  $      (1,761) $           -  $     (16,366)
                                                 ============  ============  =============  =============  =============

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2005

(IN THOUSANDS)

                                                                                                            FOREIGN
                                                                                                            BORROWERS
                                                                GUARANTOR                                  AND GUARANTOR
                                                     PARENT    SUBSIDIARIES  ELIMINATIONS       TOTAL      SUBSIDIARIES
                                                 ------------  ------------  -------------  -------------  -------------
Net Sales                                        $     83,940  $    289,172  $    (144,909) $     228,203  $     108,601
Cost of Goods Sold                                     68,251       248,664       (152,896)       164,019         69,846
Distribution Expenses                                       -        13,676              -         13,676          7,159
                                                 ------------  ------------  -------------  -------------  -------------
    Gross Profit                                       15,689        26,832          7,987         50,508         31,596
Selling, General and Administrative expenses           20,775        26,714              -         47,489        (21,580)
Restructuring costs                                        26           131              -            157              -
                                                 ------------  ------------  -------------  -------------  -------------
    Operating (loss) Income                            (5,112)          (13)         7,987          2,862         53,176
Interest Expense, Net                                   9,364         8,299              -         17,663            784
Gain - early settlement of debt                       (21,720)            -              -        (21,720)             -
(Income) Loss from Subsidiaries                       (36,829)          (46)        36,875              -              -
                                                 ------------  ------------  -------------  -------------  -------------
    Income (Loss)  Before Income Taxes                 44,073        (8,266)       (28,888)         6,919         52,392
Income Tax Expense (Benefit)                           28,839             -              -         28,839           (591)
                                                 ------------  ------------  -------------  -------------  -------------
    Net Income (Loss) from Continuing
    Operations                                         15,234        (8,266)       (28,888)       (21,920)        52,983
Income from Discontinued Operations, Net of tax             -             -              -              -              -
Gain on Sale of Discontinued Operations,
Net of Tax                                            (21,323)            -              -        (21,323)         5,398
                                                 ------------  ------------  -------------  -------------  -------------
Net (Loss) Income                                $     (6,089) $     (8,266) $     (28,888) $     (43,243) $      58,381
                                                 ============  ============  =============  =============  =============
                                                    OTHER                     TOTAL OTHER   CONSOLIDATED   CONSOLIDATED
                                                 SUBSIDIARIES  ELIMINATIONS   SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                 ------------  ------------  -------------  -------------  -------------
Net Sales                                        $    131,482  $          -  $     240,083  $     (89,482) $     378,804
Cost of Goods Sold                                    113,996             -        183,842        (86,172)       261,689
Distribution Expenses                                   2,380             -          9,539              -         23,215
                                                 ------------  ------------  -------------  -------------  -------------
    Gross Profit                                       15,106             -         46,702         (3,310)        93,900
Selling, General and Administrative expenses           17,147        54,244         49,811         (3,310)        93,990
Restructuring costs                                         -             -              -              -            157
                                                 ------------  ------------  -------------  -------------  -------------
    Operating (loss) Income                            (2,041)      (54,244)        (3,109)             -           (247)
Interest Expense, Net                                 (79,280)       81,078          2,582              -         20,245
Gain - early settlement of debt                             -             -              -              -        (21,720)
(Income) Loss from Subsidiaries                             -                            -              -              -
                                                 ------------  ------------  -------------  -------------  -------------
    Income (Loss)  Before Income Taxes                 77,239      (135,322)        (5,691)             -          1,228
Income Tax Expense (Benefit)                               20           660             89              -         28,928
                                                 ------------  ------------  -------------  -------------  -------------
    Net Income (Loss) from Continuing
    Operations                                         77,219      (135,982)        (5,780)             -        (27,700)
Income from Discontinued Operations, Net of tax         1,735             -          1,735              -          1,735
Gain on Sale of Discontinued Operations,
Net of Tax                                             43,741             -         49,139              -         27,816
                                                 ------------  ------------  -------------  -------------  -------------
Net (Loss) Income                                $    122,695  $   (135,982) $      45,094  $           -  $       1,851
                                                 ============  ============  =============  =============  =============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 30, 2006

(IN THOUSANDS)

                                                                                                                     FOREIGN
                                                                                                                     BORROWERS
                                                                           GUARANTOR                               AND GUARANTOR
                                                                 PARENT   SUBSIDIARIES  ELIMINATIONS    TOTAL      SUBSIDIARIES
                                                                --------  ------------  ------------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(19,021) $     (7,922) $     12,338  $   (14,605) $        (297)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash items       66             -             -           66              -
      Deferred income tax (benefit) provision                       (523)            -             -         (523)          (224)
      Stock-based compensation expense                              639             -             -          639              -
      Depreciation and amortization                                1,203           820             -        2,023            636
      Amortization of deferred financing costs                     3,297             -             -        3,297            677
      Bad debt provision                                               -           (25)            -          (25)            79
      Gain on sale of discontinued operations                                                                   -
     (Gain)loss on disposal of property and equipment                  -            39             -           39              -
      Inventory valuation adjustment                                                                            -
      Impairment loss on intangible assets                             0           101             -          101              -
      Foreign currency gains and  losses                               -            38             -           38             94
      Equity in income of unconsolidated affiliate/
          consolidated subsidiaries                                9,683           332       (10,015)           -              -
      Minority Interest, net of tax                                                                             -
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                          300        (1,504)            -       (1,204)        (9,978)
        Inventories                                                  863        16,680        (2,323)      15,220         12,794
        Prepaid expenses and other current assets                    324        (1,083)            -         (759)        (1,306)
        Other non-current assets                                       -            16             -           16              -
        Accounts payable                                          (1,752)        1,169             -         (583)          (450)
        Income taxes payable                                      (1,708)            -             -       (1,708)           600
        Accrued expenses                                          13,820       (25,590)            -      (11,770)         5,078
                                                                --------  ------------  ------------  -----------  -------------
            NET CASH FROM OPERATING ACTIVITIES                     7,191       (16,929)            -       (9,738)         7,703
                                                                --------  ------------  ------------  -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                        (100)         (389)            -         (489)          (235)
        Proceeds from sale of property and equipment                   -           165             -          165              -
        Additional payment for trade names                             -          (101)            -         (101)             -
        Increase in compensating balances on deposit                   -             -             -            -              -
                                                                --------  ------------  ------------  -----------  -------------
           NET CASH FROM INVESTING ACTIVITIES                       (100)         (325)            -         (425)          (235)
                                                                --------  ------------  ------------  -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds (repayments) from revolving line of credit
          and other short term debt                                    -        13,280             -       13,280          3,675
        Repayment of long-term debt                               (7,233)           (8)            -       (7,241)          (791)
        Costs associated with refinancing                         (1,613)            -             -       (1,613)          (681)
        Common stock issued                                        1,754             -             -        1,754              -
                                                                --------  ------------  ------------  -----------  -------------
            NET CASH FROM FINANCING ACTIVITIES                    (7,092)       13,272             -        6,180          2,203
                                                                --------  ------------  ------------  -----------  -------------
The effect of exchange rate changes on cash                            -             -             -            -            707
                                                                --------  ------------  ------------  -----------  -------------
Net (decrease)/increase in cash and cash equivalents                  (1)       (3,982)            -       (3,983)        10,378

Cash, beginning of year                                                 1         4,437             -        4,438         7,247
                                                                --------  ------------  ------------  -----------  -------------
Cash, end of period                                             $      -  $        455  $          -  $       455  $      17,625
                                                                ========  ============  ============  ===========  =============
                                                                   OTHER                    TOTAL OTHER   CONSOLIDATED CONSOLIDATED
                                                                SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS   TOTALS
                                                                ------------  ------------  ------------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $     (1,949) $        485  $     (1,761) $          - $    (16,366)
   Adjustments to reconcile net loss to net cash                                                       -                          -
      from operating activities:                                                                       -                          -
      Imputed interest on note payable and other non-cash items            -             -             -             -           66
      Deferred income tax (benefit) provision                           (616)            -          (840)            -       (1,363)
      Stock-based compensation expense                                    -             -             -             -           639
      Depreciation and amortization                                    4,332             -         4,968             -        6,991
      Amortization of deferred financing costs                             -             -           677             -        3,974
      Bad debt provision                                                 125             -           204             -          179
      Gain on sale of discontinued operations                                            -             -             -            -
     (Gain)loss on disposal of property and equipment                     36             -            36             -           75
      Minority Interest, net of tax                                        -             -             -             -            -
      Impairment loss on intangible assets                                 -             -             -             -          101
      Foreign currency gains and  losses                                   -             -            94             -          132
      Equity in income of unconsolidated affiliate/
          consolidated subsidiaries                                        -             -             -             -            -
      Minority Interest, net of tax                                                      -             -             -            -
      Changes in assets and liabilities, net of acquisitions:                            -             -                          -
        Accounts receivable                                           (8,346)            -       (18,324)            -      (19,528)
        Inventories                                                      658             -        13,452             -       28,672
        Prepaid expenses and other current assets                      2,061             -           755             -           (4)
        Other non-current assets                                           -             -             -             -           16
        Accounts payable                                              (9,412)            -        (9,862)            -      (10,445)
        Income taxes payable                                             539          (485)          654             -       (1,054)
        Accrued expenses                                              15,859             -        20,937             -        9,167
                                                                ------------  ------------  ------------  ------------ ------------
            NET CASH FROM OPERATING ACTIVITIES                         3,287             -        10,990             -        1,252
                                                                ------------  ------------  ------------  ------------ ------------
Cash flows from investing activities:
        Capital expenditures                                          (5,109)            -        (5,344)            -       (5,833)
        Proceeds from sale of property and equipment                      13             -            13             -          178
        Additional payment for trade names                                 -             -             -             -         (101)
        Increase in compensating balances on deposit                    (254)            -          (254)            -         (254)
                                                                ------------  ------------  ------------  ------------ ------------
           NET CASH FROM INVESTING ACTIVITIES                         (5,350)            -        (5,585)            -       (6,010)
                                                                ------------  ------------  ------------  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds (repayments) from revolving line of credit
          and other short term debt                                      867             -         4,542             -       17,822
        Repayment of long-term debt                                        -             -          (791)            -       (8,032)
        Costs associated with refinancing                                  -             -          (681)            -       (2,294)
        Common stock issued                                                -             -             -             -        1,754
                                                                ------------  ------------  ------------  ------------ ------------
        Net cash from financing activities                               867             -         3,070             -        9,250
                                                                ------------  ------------  ------------  ------------ ------------
The effect of exchange rate changes on cash                              243             -           950             -          950
                                                                ------------  ------------  ------------  ------------ ------------
Net (decrease)/increase in cash and cash equivalents                    (953)            -         9,425             -        5,442

Cash, beginning of year                                                 6,418             -        13,665             -       18,103
                                                                ------------  ------------  ------------  ------------ ------------
Cash, end of period                                             $      5,465  $          -  $     23,090  $          - $     23,545
                                                                ============  ============  ============  ============ ============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWENTY-SIX WEEKS ENDED DECEMBER 31, 2005

(IN THOUSANDS)

                                                                                                                       FOREIGN
                                                                                                                      BORROWERS
                                                                             GUARANTOR                              AND GUARANTOR
                                                                 PARENT     SUBSIDIARIES  ELIMINATIONS     TOTAL     SUBSIDIARIES
                                                                ----------  ------------  ------------  ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                            $   (6,089) $     (8,266) $    (28,888) $  (43,243) $      58,381
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash items       (308)            -             -        (308)             -
      Deferred income tax (benefit) provision                       25,809         7,978             -      33,787           (586)
      Stock-based compensation expense                                361             -             -         361              -
      Depreciation and amortization                                  1,891         1,303             -       3,194            583
      Amortization of deferred financing costs                       1,950             -             -       1,950              -
      Bad debt provision                                                 -             -             -           -            108
      Gain on sale of discontinued operations                       21,323             -             -      21,323         (5,398)
     (Gain)loss on disposal of property and equipment                    -          (743)            -        (743)             -
      Inventory valuation adjustment                                     -         1,840             -       1,840           (354)
      Impairment loss on intangible assets                               -           186             -         186              -
      Foreign currency gains and  losses                                 -          (453)            -        (453)             -
      Gain-early settlement of debt                                (21,720)            -             -     (21,720)             -
      Equity in income of unconsolidated affiliate/
          consolidated subsidiaries                                (36,828)          (46)       36,874           -
      Minority Interest, net of tax                                      -             -             -           -              -
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                            221       (43,471)            -     (43,250)       (12,346)
        Inventories                                                 (2,667)       30,618        (7,987)     19,964          7,980
        Prepaid expenses and other current assets                      904        (1,416)            -        (512)          (569)
        Other non-current assets                                         -            (8)            -          (8)        22,774
        Accounts payable                                              (654)        1,052             -         398         (5,942)
        Income taxes payable                                        (4,841)            -             -      (4,841)           (92)
        Accrued expenses                                            76,528         4,016             1      80,545         12,387
                                                                ----------  ------------  ------------  ----------  -------------
            NET CASH FROM OPERATING ACTIVITIES                      55,880        (7,410)            -      48,470         76,926
                                                                ----------  ------------  ------------  ----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (354)          (79)            -        (433)          (171)
        Proceeds from sale of property and equipment                     -         1,141             -       1,141              -
        Proceeds from sale of tabletop assets                            -        14,081                    14,081              -
        Proceeds from sale of discontinued operations                    -             -             -           -              -
        Acquisition of majority interest, net of cash acquired           -             -             -           -              -
        Additional payment for acquisition of trade names                -          (186)            -        (186)             -
        Increase in compensating balances on deposit                     -             -             -           -              -
                                                                ----------  ------------  ------------  ----------  -------------
           NET CASH FROM INVESTING ACTIVITIES                         (354)       14,957             -      14,603           (171)
                                                                ----------  ------------  ------------  ----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from revolving line of credit
          and other short term debt                                      -        (7,016)            -      (7,016)        18,624
        Proceeds from new credit agreement                               -                           -           -         48,870
        Repayment of terminated credit agreement                         -                           -           -        (39,675)
        Repayment of long-term debt                                (45,738)         (112)                  (45,850)             -
        Costs associated with refinancing                           (9,963)            -             -      (9,963)        (3,177)
        Dividend Paid from Eu to CV                                     -             -             -           -        (81,078)
        Common stock issued                                            175             -             -         175              -
                                                                ----------  ------------  ------------  ----------  -------------
        NET CASH FROM FINANCING ACTIVITIES                         (55,526)       (7,128)            -     (62,654)       (56,436)
                                                                ----------  ------------  ------------  ----------  -------------
The effect of exchange rate changes on cash                              -             -             -           -           (362)
                                                                ----------  ------------  ------------  ----------  -------------
Net (decrease)/increase in cash and cash equivalents                     0           419             -         419         19,957

Cash, beginning of year                                                   -           127             -         127          2,019
                                                                ----------  ------------  ------------  ----------  -------------
Cash, end of period                                             $        -  $        546  $          -  $      546  $      21,976
                                                                ==========  ============  ============  ==========  =============
                                                                   OTHER                    TOTAL OTHER   CONSOLIDATED CONSOLIDATED
                                                                SUBSIDIARIES  ELIMINATIONS  SUBSIDIARIES  ELIMINATIONS    TOTALS
                                                                ------------  ------------  ------------  ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                            $    122,695  $   (135,982) $     45,094               $      1,851
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Imputed interest on note payable and other non-cash items           44             -            44             -         (264)
      Deferred income tax (benefit) provision                           (720)          660          (646)            -       33,141
      Stock-based compensation expense                                    -             -             -             -          361
      Depreciation and amortization                                    4,442             -         5,025             -        8,219
      Amortization of deferred financing costs                             -             -             -             -        1,950
      Bad debt provision                                                  22             -           130             -          130
      Gain on sale of discontinued operations                        (43,741)            -       (49,139)            -      (27,816)
     (Gain)loss on disposal of property and equipment                    (30)            -           (30)            -         (773)
      Inventory valuation adjustment                                       -             -          (354)            -        1,486
      Impairment loss on intangible assets                                 -             -             -             -          186
      Foreign currency gains and  losses                                   -             -             -             -         (453)
      Gain-early settlement of debt                                        -             -             -             -      (21,720)
      Equity in income of unconsolidated affiliate/                                       -             -                          -
          consolidated subsidiaries                                                      -             -             -            -
      Minority Interest, net of tax                                    1,404             -         1,404             -        1,404
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                          (11,849)            -       (24,195)            -      (67,445)
        Inventories                                                  (25,288)            -       (17,308)            -        2,656
        Prepaid expenses and other current assets                     (1,959)            -        (2,528)            -       (3,040)
        Other non-current assets                                     (74,895)       54,244         2,123             -        2,115
        Accounts payable                                              13,777             -         7,835             -        8,233
        Income taxes payable                                           2,299             -         2,207             -       (2,634)
        Accrued expenses                                             (85,217)            -       (72,830)            -        7,715
                                                                ------------  ------------  ------------  ------------ ------------
            NET CASH FROM OPERATING ACTIVITIES                       (99,016)      (81,078)     (103,168)            -      (54,698)
                                                                ------------  ------------  ------------  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                          (2,396)            -        (2,567)            -       (3,000)
        Proceeds from sale of property and equipment                       -             -             -                      1,141
        Proceeds from sale of tabletop assets                         114.00             -           114             -       14,195
        Proceeds from sale of discontinued operations                 69,938             -        69,938             -       69,938
        Acquisition of majority interest, net of cash acquired        (4,525)            -        (4,525)            -       (4,525)
        Additional payment for acquisition of trade names                  -             -             -             -         (186)
        Increase in compensating balances on deposit                  (4,673)            -        (4,673)            -       (4,673)
                                                                ------------  ------------  ------------  ------------ ------------
           NET CASH FROM INVESTING ACTIVITIES                         58,458             -        58,287             -       72,890
                                                                ------------  ------------  ------------  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from revolving line of credit
          and other short term debt                                      259             -        18,883             -       11,867
        Proceeds from new credit agreement                                 -             -        48,870             -       48,870
        Repayment of terminated credit agreement                           -             -       (39,675)            -      (39,675)
        Repayment of long-term debt                                     (139)            -          (139)                   (45,989)
        Costs associated with refinancing                                  -             -        (3,177)                   (13,140)
        Dividend Paid from Eu to CV                                       -        81,078             -             -            -
        Common stock issued                                                -             -             -             -          175
                                                                ------------  ------------  ------------  ------------ ------------
        NET CASH FROM FINANCING ACTIVITIES                               120        81,078        24,762             -      (37,892)
                                                                ------------  ------------  ------------  ------------ ------------
The effect of exchange rate changes on cash                            1,635             -         1,273             -        1,273
                                                                ------------  ------------  ------------  ------------ ------------
Net (decrease)/increase in cash and cash equivalents                 (38,803)            -       (18,846)            -      (18,427)
Cash, beginning of year                                                48,645             -        50,664             -       50,791
                                                                ------------  ------------  ------------  ------------ ------------
Cash, end of period                                             $      9,842  $          -  $     31,818  $          -     $ 32,364
                                                                ============  ============  ============  ============  ===========

17.   SUBSEQUENT EVENTS

      TENTH AMENDMENT TO SENIOR SECURED FACILITY

      On February 12, 2007, the Company entered into a tenth amendment to the senior secured credit facility (the "Tenth Amendment"). The Tenth Amendment, among other things: (1) provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $27.2 million must be reduced to a maximum of $23.0 million by the end of June 2007; (2) eliminates the fixed charge coverage ratio and minimum EBITDA covenants through and including June 2007 and revises such covenants thereafter; (3) adds a monthly cash flow covenant from April through June 2007; and (4) places a limit of availability of $105.0 million through June 2007.

      MERGER AGREEMENT

      On October 23, 2006, the Company formed a special committee comprised of three independent Board members to review strategic alternatives to enhance stockholder value. Houlihan Lokey Howard & Zukin Capital, Inc. has been employed to serve as financial advisor to assist the Board and the special committee in the process.

      On February 7, 2007, the Company and its wholly-owned subsidiary SFP Merger Sub, Inc. ("MergerSub") entered into a definitive merger agreement with APN Holding Company, Inc. ("APN Holdco"), whereby, among other things, MergerSub will merge with and into APN Holdco. APN Holdco acquired all of the outstanding common shares of Applica Incorporated ("Applica") on January 23, 2007. Applica is a marketer and distributor of a wide range of small appliances for use in and outside the home. Through its operating subsidiary, Applica Consumer Products, Inc., Applica markets products under licensed brand names such as Black & Decker(R), company-owned brand names such as Littermaid(TM), Infrawave(TM), Belson(R) and private label brand names, primarily in North America, Latin America and the Caribbean.

      The merger would result in Applica and its subsidiaries becoming subsidiaries of Salton. As a result of the merger, the existing stockholders of APN Holdco, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., would receive in the aggregate approximately 83 percent of the outstanding common stock of Salton immediately following the merger.

      The transaction is expected to be completed by the end of fiscal 2007. The consummation of the merger is subject to various conditions, including the approval by the Company's stockholders, the delivery by APN Holdco of executed financing commitments within 45 days of the date of the merger agreement, the funding of those or alternative commitments and the absence of legal impediments to the consummation of the merger.

      In connection with the Merger Agreement, the Company and UMB Bank, N.A., the Rights Agent, entered into a Second Amendment to Rights Agreement, which has the effect of making the Company's existing Rights Agreement, dated as of June 28, 2004 and as subsequently amended as of June 7, 2006, and the rights issued to the Company's stockholders thereunder, inapplicable to the specific transactions contemplated by the Merger Agreement.

      In connection with the Merger Agreement, the board of directors of the Company approved and recommended for approval by the stockholders of the Company an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150 million.

The Merger Agreement contains certain termination rights for both the Company and APN Holdco and provides that, under certain circumstances, if financing commitments are not delivered within 45 days or the funding thereof does not occur, APN Holdco would be obligated to pay the Company a termination fee of $10.3 million (which fee may be paid through the surrender by Harbinger Capital Partners of $10.3 million of the Company's outstanding 2008 senior subordinated notes or second lien notes). The Merger Agreement further provides that upon termination of the Merger Agreement as the result of either the Company's Board of Directors withdrawing its recommendation for the Merger or a superior proposal, the Company would be obligated to pay APN Holdco a termination fee of $2.5 million plus up to $2.0 million of expenses (or, if APN Holdco has not delivered the financing commitments prior to such termination, a termination fee of $1.5 million plus up to $1.0 million of expenses).

COMMITMENT AGREEMENT

Concurrently with the execution of the Merger Agreement, Harbinger Capital Partners entered into a Commitment Agreement pursuant to which Harbinger Capital Partners, among other things, (i) agree to execute and deliver and not revoke or modify their unanimous written consent approving the transaction and (ii) subject to certain exceptions, not to transfer any of their shares of APN Holdco common stock prior to the closing of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, "we," "us," "our," "Salton" and "the Company" refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

INTRODUCTION

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products, picture frames and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton(R), George Foreman(R), WestinghouseTM, Toastmaster(R), Melitta(R), Russell Hobbs(R), Farberware(R), Ingraham(R) and Stiffel(R). Salton believes its strong market position results from its well-known brand names, high quality and innovative products, strong relationships with its customer base and the Company's focused outsourcing strategy.

STRATEGIC ALTERNATIVES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has reported a net loss from continuing operations for the second quarter of fiscal 2007 and the 26 week period ended December 30, 2006. Historically, the Company has also reported net losses in the prior three fiscal years, and has not consistently generated positive net cash flows from operating activities during these periods. The Company has used a combination of cash flows from operations, additional borrowing under certain amendments to its senior secured credit facility and asset sales to meet its debt service and working capital needs. At this time, there can be no assurance that the Company will be able to generate sufficient cash flows to meet its future working capital needs, debt service obligations and to satisfy or refinance its debt maturities without additional sales or monetization of existing assets.

The Company has required amendments and waivers to its senior debt during recent periods due to a failure to remain in compliance with the financial covenants. There can be no assurance that the Company will be able to comply with the financial covenants and other covenants in its debt instruments or that, if it fails to comply, that its debt holders would waive compliance or forbear from exercising their remedies.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, the Company has been reviewing various strategic alternatives. On February 7, 2007, the Company and its wholly-owned subsidiary SFP Merger Sub, Inc. ("MergerSub") entered into a definitive merger agreement with APN Holding Company, Inc. ("APN Holdco"), whereby, among other things, MergerSub will merge with and into APN Holdco. APN Holdco acquired all of the outstanding common shares of Applica Incorporated ("Applica") on January 23, 2007. Additional terms of the merger agreement are described in Note 17, "Subsequent Events."

The merger would result in Applica and its subsidiaries becoming subsidiaries of Salton. The transaction is expected to be completed by the end of fiscal 2007. The consummation of the merger is subject to various conditions, including the approval by the Company's stockholders, the delivery by APN Holdco of executed financing commitments within 45 days of the date of the merger agreement, the funding of those or alternative commitments and the absence of legal impediments to the consummation of the merger. The consummation of the merger would result in the redemption or refinancing of substantially all of the Company's existing debt obligations, and provide adequate working capital for future operations.

While it is expected that the merger will close, if it fails to do so, the Company believes that its current cash flows from operating activities and existing credit facilities may not be sufficient to fund its operations and meet its overadvance repayment requirement as June 30, 2007 and its debt obligations that are due on December 31, 2007. In this case, the Company would rely on alternative sources of financing and additional sales of assets to refinance its maturing debt and meet its operating needs. The Company can not assure that it will be able to execute these plans on favorable terms and within a time frame that will permit it to continue its current operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Merger Agreement, the Company and UMB Bank, N.A., the Rights Agent, entered into a Second Amendment to Rights Agreement, which has the effect of making the Company's existing Rights Agreement, dated as of June 28, 2004 and as subsequently amended as of June 7, 2006, and the rights issued to the Company's stockholders thereunder, inapplicable to the specific transactions contemplated by the Merger Agreement.

In connection with the Merger Agreement, the board of directors of the Company approved and recommended for approval by the stockholders of the Company an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150 million.

The Merger Agreement contains certain termination rights for both the Company and APN Holdco and provides that, under certain circumstances, if financing commitments are not delivered within 45 days or the funding thereof does not occur, APN Holdco would be obligated to pay the Company a termination fee of $10.3 million (which fee may be paid through the surrender by Harbinger Capital Partners of $10.3 million of the Company's outstanding 2008 senior subordinated notes or second lien notes). The Merger Agreement further provides that upon termination of the Merger Agreement as the result of either the Company's Board of Directors withdrawing its recommendation for the Merger or a superior proposal, the Company would be obligated to pay APN Holdco a termination fee of $2.5 million plus up to $2.0 million of expenses (or, if APN Holdco has not delivered the financing commitments prior to such termination, a termination fee of $1.5 million plus up to $1.0 million of expenses).

Subsequent to December 30, 2006, the Company entered into a Tenth Amendment to the senior secured credit facility (see Note 17, "Subsequent Events").

FORWARD LOOKING STATEMENT

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

MERGER-RELATED RISK FACTORS:

- the ability of APN Holdco to obtain executed debt commitment letters within 45 days of the date of the merger agreement and the funding thereof;

-     the failure to obtain approval of the merger from Salton stockholders;

-     the failure to obtain required third party consents to the Merger;

-     the ability of the two businesses to be integrated successfully;

- the ability of the new company to fully realize the cost savings and any synergies from the proposed transaction; and

- disruption from the merger making it more difficult to maintain relationships with customers, employees or suppliers;

OPERATIONAL AND OTHER RISK FACTORS:

- our ability to repay or refinance our indebtedness as it matures and satisfy the redemption obligations under our preferred stock;

- our previously announced review of strategic alternatives, which many not result in any transaction. In addition, if one is undertaken, we cannot be certain of its potential terms or timing;

- our ability to continue to realize the benefits we expect from our U.S. restructuring;

- our substantial indebtedness and our ability to comply with restrictive covenants in our debt instruments;

-     our ability to access the capital markets on attractive terms or at all;

- our relationship and contractual arrangements with key customers, suppliers, strategic partners and licensors;

-     unfavorable outcomes from pending legal proceedings;

-     cancellation or reduction of orders;

- the timely development, introduction and delivery to and acceptance by customers of our products;

-     dependence on foreign suppliers and supply and marketing constraints;

-     competitive products and pricing;

-     economic conditions and the retail environment;

-     international business activities;

- the cost and availability of raw materials and purchased components for our products;

- our ability to continue the listing of our common stock on the New York Stock Exchange. If we are delisted by the New York Stock Exchange, the price and liquidation of our common stock will be negatively affected;

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

CONSOLIDATED RESULTS OF OPERATIONS

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from Financial Accounting Standards Board (FASB) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we have reported the sale of Amalgamated Appliance Holdings ("AMAP") as discontinued operations for the periods presented.

QUARTER IN REVIEW

In the second quarter of fiscal 2007 (thirteen weeks ended December 30, 2006), the Company continued to execute its U.S. Restructuring, as defined in the Company's Annual Report on Form 10-K for fiscal 2004. This includes actions taken to further reduce operating expenses, improve efficiencies, manage rising material costs and focus on products and brands within the Company's core competencies.

On October 18, 2006, the Company announced that William B. Rue decided to retire from his position as President and Chief Operating Officer and Director of the Company. In connection with his retirement, the Company agreed to pay Mr. Rue approximately $0.3 million, and issue to Mr. Rue 144,928 shares of common stock of the Company upon the earlier of six months or consummation of a change of control. As of the date of the Agreement, the Company has recognized an expense of $0.3 million, representing the fair value of the stock. In the event a change of control is consummated within six months, the Company has also agreed to issue Mr. Rue an additional number of shares of common stock of the Company equal to $0.6 million. Mr. Rue has agreed to render consulting services to the Company for up to 6 months in consideration of $25,000 per month.

U.S. RESTRUCTURING

We continue to identify and implement opportunities to better align domestic operating costs with current sales levels. Through our cost reduction programs and consolidation of U.S. operations, we have already reduced cumulative domestic operating expenses by more than $100 million since fiscal 2005. Our reductions have exceeded our previously announced plans and expectations. We continue to assess our expenses and to evaluate additional potential actions that can be taken in fiscal 2007.

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

                                                                       THIRTEEN WEEKS ENDED
                                                                   ----------------------------
                                                                   DECEMBER 30,    DECEMBER 31,
                                                                       2006           2005
                                                                   ------------    -------------
Net sales                                                            100.0%         100.0%
Cost of goods sold                                                    68.1%          66.5%
Distribution expenses                                                  5.8%           5.5%
                                                                   -------         ------
   Gross profit                                                       26.1%          28.0%
Selling, general and administrative expense                           24.3%          23.3%
Restructuring costs                                                    0.0%           0.0%
                                                                   -------         ------
   Operating income                                                    1.8%           4.7%
                                                                   =======         ======


SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006

NET SALES AND GROSS PROFIT
Salton's worldwide sales were $190.9 million in the second quarter of fiscal 2007 versus $230.4 million in the second quarter of fiscal 2006. Net sales decreased domestically by $44.6 million. This decrease includes $8.9 million of planned reductions of discontinued non-core products, including reductions associated with the discontinuation of the U.S. personal care product lines. The remainder of the reductions in net sales resulted primarily from delays in receiving product from our suppliers, along with reduced demand for certain products that were sold at higher prices to compensate for higher material costs. Foreign sales increased by $5.2 million, consisting of $6.9 million in favorable foreign currency fluctuations.

Gross profit for the second quarter declined $14.6 million from $64.4 million in fiscal 2006 to $49.8 million in fiscal 2007. As a percent of net sales, gross profit was 26.1% in the second quarter of fiscal 2007 compared to 28.0% in the same quarter of 2006, a decrease of 1.9%. These decreases are primarily a result of the decreases in net sales in the domestic business, coupled with rising prices from suppliers associated with their increased cost of raw materials. Additionally, margins were adversely impacted by the write down of certain obsolete inventories resulting from discontinued product lines. Although we continue to assess and implement price increases on certain products to compensate for higher material costs, the final impact of the price increases is uncertain due to potential reactions of our competitors and the long term uncertainty of market factors. These decreases in gross profit were partially offset by a $1.5 million decline in distribution expenses resulting from lower sales and inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $46.3 million for second quarter of fiscal 2007 compared to $53.6 million for second quarter of fiscal 2006. U.S. operations reduced selling, general and administrative expenses by $3.7 million primarily driven by a $2.6 million decline in promotional expenditures such as television, certain other media and cooperative advertising expenses as a result of lower sales volumes. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with current business levels.

RESTRUCTURING COSTS
As a result of the U.S. restructuring, the Company incurred a nominal amount of restructuring costs during the second quarters of fiscal 2007 and 2006 related to severance and rationalization of warehouse and retail operations.

Payments of $0.2 million were made in the second quarter of fiscal 2007. Accrued restructuring costs were minimal as of December 30, 2006.

NET INTEREST EXPENSE
Net interest expense was $10.6 million for the second quarter of fiscal 2007 compared to $9.2 million for the second quarter of fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.8% in the second quarter of fiscal 2007 compared to 7.7% in fiscal 2006. The increase in the rate is partially due to the increase in the LIBOR index along with the refinancing of the credit facility for the European business, which carries a higher interest rate than the facility in place during the second quarter of fiscal 2006. The average amount of all debt outstanding was $366.2 million for the second quarter of fiscal 2007 compared to $409.7 million for the second quarter of fiscal 2006.

INCOME TAXES
The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The effective tax rate for the second quarter fiscal 2007 is 11.1%, with a tax benefit of $(0.8) million on a pretax loss of $(7.1) million. The tax benefit booked varied from the statutory rates mainly due to full valuation allowances being placed on book losses in the U.S. and certain foreign entities. The company expects the current year's effective tax rate to vary significantly from the prior year's rate due to the following one-time events that occurred in fiscal 2006: 1) U.S. tax of $4.6 million on an inter-company foreign exchange gain with no related pretax income, 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

FIRST HALF 2007 COMPARED TO FIRST HALF 2006

RESULTS OF OPERATIONS

The following table sets forth our results of operations as a percentage of net sales for the twenty-six weeks (first half) ended:

                                                                      TWENTY-SIX WEEKS ENDED
                                                                   ----------------------------
                                                                   DECEMBER 30,      DECEMBER 31,
                                                                       2006              2005
                                                                   ------------      -------------
Net sales                                                             100.0%            100.0%
Cost of goods sold                                                     68.1%             69.1%
Distribution expenses                                                   6.3%              6.1%
                                                                   --------          --------
   Gross profit                                                        25.6%             24.8%
Selling, general and administrative expense                            24.2%             24.8%
Restructuring costs                                                     0.3%              0.0%
                                                                   --------          --------
   Operating income (loss)                                              1.1%              0.0%
                                                                   ========          ========

NET SALES AND GROSS PROFIT
Salton's worldwide sales were $329.3 million in first half of fiscal 2007 versus $378.8 million in the first half of fiscal 2006. Net sales decreased domestically by $61.2 million. This decrease includes $16.8 million of planned reductions of discontinued non-core products, including reductions associated with the sale of the tabletop business in September 2005 and the discontinuation of the U.S. personal care product lines. The remaining $44.4 million decrease resulted primarily from product shortages that occurred during the first quarter of fiscal 2007 when liquidity constraints caused inventory shortages, followed by acceptance issues associated with price increases that occurred due to higher raw material costs at our suppliers. Foreign sales increased by $11.6 million, primarily due to favorable foreign currency fluctuations.

Gross profit for the first half of fiscal 2007 declined $9.6 million from $93.9 million in 2006 to $84.2 million in 2006. As a percent of net sales, gross profit was 25.6% in the first half of fiscal 2007, compared to 24.8% in the first half of 2006. Lower sales volumes resulted in declining gross profit, offset by a more favorable product mix including fewer closeouts and a higher percentage of core products in 2007. These decreases in gross profit were partially offset by a $2.4 million decline in distribution expenses resulting from lower sales and inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $79.8 million for the first half of fiscal 2007 compared to $94.0 million for the first half of fiscal 2006. U.S. operations reduced selling, general and administrative expenses by $9.0 million, primarily driven by a $4.8 million decline in promotional expenditures such as television, certain other media and cooperative advertising expenses as a result of lower sales volumes. The remaining reduction was a result of decreased expenditures in Europe in an effort to align costs with reduced demand.

RESTRUCTURING COSTS
As a result of our U.S. restructuring, we incurred $0.9 million in restructuring costs during the first half of fiscal 2007 related to severance costs. Restructuring costs of $0.2 million in the first half of 2006 consisted of warehouse rationalization.

Payments of $0.9 million were made in the first half of fiscal 2007, including $0.3 million of stock-based compensation. Accrued restructuring costs were minimal as of December 30, 2006.

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

NET INTEREST EXPENSE
Net interest expense was $19.9 million for the first half of fiscal 2007 compared to $20.2 million for the first half of fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.6% in the first half of fiscal 2007 compared to 8.3% in fiscal 2006. The average amount of all debt outstanding was $353.9 million for the first half of fiscal 2007 compared to $422.3 million for the first half of fiscal 2006.

INCOME TAXES
The Company's provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The effective tax rate for the first half of fiscal 2007 is (.04)% with minimal income tax expense on a pretax loss of $(16.4) million. The tax expense booked varied from the statutory rates mainly due to full valuation allowances being placed on book losses in the U.S. and certain foreign entities. The Company expects its effective tax rate for fiscal 2007 to differ significantly from the prior year's rate due to the following one-time events which occurred in the first half of FY 2006: 1) U.S. tax of $ 4.6 million on an inter-company foreign exchange gain with no related pretax income 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

DISCONTINUED OPERATIONS
In the first half of fiscal 2007, no operations of the Company were reported as discontinued operations. On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited ("AMAP"), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction, and recorded a gain of $27.8 million, net of tax. Also, the Company licensed its George Foreman(R), Russell Hobbs(R) and Carmen(R) branded products to AMAP following the transaction.

The following is a summary of financial results included within discontinued operations:

                                                                              TWENTY-SIX WEEKS ENDED
                                                                                DECEMBER 31, 2005
                                                                             ------------------------
Net sales from discontinued operations                                             $     68,798
                                                                                  -------------
Income from discontinued operations before income taxes                            $      5,477
Income taxes                                                                              2,338
Minority Interest                                                                         1,404
                                                                                  -------------
Income from discontinued operations, net of tax                                    $      1,735
                                                                                  =============


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM CONTINUING OPERATIONS
The following discussion excludes the impact on cash flows from discontinued operations in fiscal 2006.

Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facilities. In the first half of fiscal 2007, the Company's continuing operations provided $1.3 million in cash flow. In the same period of fiscal 2006, our continuing operations used $32.9 million in cash flow. This improvement was primarily the result of earlier collections of receivables at the end of the period, as well as carrying lower levels of inventory.

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

INVESTING ACTIVITIES
In the first half of fiscal 2007, the Company used $5.8 million for capital expenditures. In the first half of fiscal 2006, we had $80.9 million in proceeds from the sale of discontinued operations as a result of the AMAP transaction and $14.2 million in proceeds from the sale of tabletop assets.

FINANCING ACTIVITIES
We had net proceeds from worldwide credit facilities of $17.8 million during the first half of fiscal 2007. These proceeds were offset by $8.0 million in repayments of long-term debt, of which $5.5 million was for the payment of accrued interest on the Second Lien Notes, which was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards ("SFAS") No. 15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments.

On December 28, 2006, the Company issued 701,600 shares of Salton common stock to Harbinger Capital Partners Master Fund I, Ltd. ("Harbinger") for an aggregate purchase price of approximately $1.8 million ($2.50 per share).

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

SENIOR SECURED CREDIT FACILITY -As of February 10, 2007, we had borrowed $102.0 million under the senior secured credit facility and had approximately $2.2 million available under this facility for future borrowings.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.5% (effective August 15, 2006) equaling 12.0% at February 10, 2007; or the Base Rate (prime rate), plus 4.5% (effective August 15, 2006) equaling 12.8% at February 10, 2007. The Company has the option to convert any base rate loan to LIBOR rate loan.

TENTH AMENDMENT TO SENIOR SECURED FACILITY - On February 12, 2007, the Company entered into a tenth amendment to the senior secured credit facility (the "Tenth Amendment"). The Tenth Amendment, among other things: (1) provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $27.2 million must be reduced to a maximum of $23.0 million by the end of June 2007; (2) eliminates the fixed charge coverage ratio and minimum EBITDA covenants through and including June 2007 and revises such covenants thereafter; (3) adds a monthly cash flow covenant from April through June 2007; and (4) places a limit of availability of $105.0 million through June 2007.

SECOND LIEN CREDIT AGREEMENT- The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, currently 12.58%, payable in cash on January 15th and July 15th of each year.

SALTON EUROPE FACILITY AGREEMENT - On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company's European subsidiaries to borrow funds as needed in an aggregate amount not to exceed Pound Sterling61.0 million (approximately $119.5 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At December 30, 2006, these rates for borrowings denominated in the Great Britain Pound were 12.2% and 7.9% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.1%.

The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of Pound Sterling50.0 million (approximately $97.9 million) and two Term Loan Facilities of Pound Sterling5.0 million and Pound Sterling6.0 million (approximately $9.8 million and $11.8 million, respectively). The Company uses borrowings under these facilities for working capital purposes. As of December 30, 2006, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of Pound Sterling11.4 million (approximately $22.3 million) and borrowings denominated in the U.S. Dollar of $2.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for annual financial statements as of the end of the fiscal year ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

FORWARD LOOKING

We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The market risk of the Company's financial instruments as of December 30, 2006 has not significantly changed since July 1, 2006. The market risk profile of the Company on July 1, 2006 is disclosed in the Company's 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Salton carried out an evaluation, under the supervision and with the participation of Salton's management, including Salton's principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 30, 2006. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

      (b) Changes in internal controls. As reported in the Company's Fiscal 2006 Annual Report on Form 10-K, management determined that, as of July 1, 2006, actions taken to remediate a previously disclosed internal controls deficiency related to the Company's preparation and review of its income tax provision and related income tax accounting procedures had not been fully implemented and tested. This deficiency, which constituted a material weakness, required further action, which continued throughout the first and second fiscal quarters of 2007. The remediation process includes:

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

      These remediation plans will continue to be implemented and monitored during the remaining quarters of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

      There were no other changes in the Company's internal controls during the quarter ended December 30, 2006 that could materially affect or is reasonably likely to affect the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      PRODUCT LIABILITY

      On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs' attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

      On or about December 20, 2006, a lawsuit entitled Paul E. LeBlanc, Jr.,et al., Plaintiffs, vs. Salton, Inc.; Salton/Maxim Housewares, Inc.:
      Bloomingdales, Inc.; Chiaphua Industries Limited,; and Does 1 through 100, inclusive, Defendants was filed in the Orange County Superior Court against the Company. The plaintiffs, who are seeking unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company and also allege that the tea kettle violated California laws in failing to give a warning of the presence of lead in the product. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

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

    ITEM. 1A  RISK FACTORS.

In the course of operations, we are subject to certain risk factors, which are set forth above in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statement Disclosure and in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

      - the ability of APN Holdco to obtain executed debt commitment letters within 45 days of the date of the merger agreement and the funding thereof;

      - the failure to obtain approval of the merger from Salton stockholders;

      -     the failure to obtain required third party consents to the Merger;

      -     the ability of the two businesses to be integrated successfully;

      - the ability of the new company to fully realize the cost savings and any synergies from the proposed transaction within the proposed time frame; and

      - disruption from the merger making it more difficult to maintain relationships with customers, employees or suppliers.

ITEM. 6 EXHIBITS.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 13, 2007                             SALTON, INC.

                                                     /s/ William M. Lutz
                                                    -----------------------
                                                       William M. Lutz
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                          DESCRIPTION OF DOCUMENT
--------------   -----------------------------------------------------------------------------------------------------------
    10.55        Separation Agreement dated as of October 18, 2006 by and between William B. Rue and Salton, Inc.
                 Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 18, 2006.

    10.56        Agreement dated as of November 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master
                 Fund I, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 15,
                 2006.

    10.57        Amendment, dated as of December 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master
                 Fund I, Ltd.  Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 15,
                 2006.  Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 15, 2006.

    10.58        Stock Purchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital
                 Partners Master Fund I, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K dated
                 December 28, 2006.

    10.59        Registration Rights Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger
                 Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant's Current Report on Form
                 8-K dated December 28, 2006.

    10.60        Debt Repurchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital
                 Partners Master Fund I, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K dated
                 December 28, 2006.

    10.61        Extension Agreement dated as of November 15, 2006 between George Foreman and Salton, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 12, 2007.

    10.62        Second Amendment to Rights Agreement dated as of February 7, 2007, by and between Salton, Inc. and UMB
                 Bank, N.A. Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 7, 2007.

    10.63        Agreement and Plan of Merger dated as of February 7, 2007 by and between Salton, Inc., SFP Merger Sub,
                 Inc., and APN Holding Company, Inc. Incorporated by reference to the Registrant's Current Report on Form
                 8-K dated February 7, 2007.

    10.64        Commitment Agreement dated as of February 7, 2007 by and between Salton, Inc., Harbinger Capital Partners
                 Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by
                 reference to the Registrant's Current Report on Form 8-K dated February 7, 2007.

10.65        Tenth Amendment to Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the
             Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver
             Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton,
             Inc., each of Salton's Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton's
             Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the
             Registrant's Current Report on Form 8-K dated February 12, 2007.

12(A)        Computation of Ratio of Earnings to Fixed Charges.

31.1         Certification By The Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

31.2         Certification By The Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.


32.1         Certification of The Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.

32.2         Certification of The Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.