Form 10-Q
period 2007-03-31
SALTON INC
filed 2007-05-15
CIK 878280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Quarterly Period Ended March 31, 2007 or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From to .
Commission file number: 0-19557
Salton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3777824

(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

1955 Field Court
Lake Forest, IL	60045
(Address of principal executive offices)	(Zip Code)
(847) 803-4600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
Indicate by the check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 11, 2007, 15,363,789 shares of its $0.01 par value Common Stock.

			Page No.

Part I		Financial Information

	Item 1:	Financial Statements

		Condensed Consolidated Balance Sheets — March 31, 2007 and July 1, 2006	3

		Condensed Consolidated Statements of Operations — Thirteen weeks ended — March 31, 2007 and April 1, 2006 and Thirty-nine weeks ended March 31, 2007 and April 1, 2006	4

		Condensed Consolidated Statements of Cash Flows — Thirty-nine weeks ended March 31, 2007 and April 1, 2006	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4:	Controls and Procedures	39

Part II		Other Information

	Item 1:	Legal Proceedings	40

	Item 1A:	Risk Factors	41

	Item 6:	Exhibits	41

Signature			42

Index of Exhibits
Computation of Ratio of Earnings to Fixed Charges
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

SALTON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands except share data)	March 31, 2007	July 1, 2006
ASSETS
Current Assets:
Cash	$16,765	$18,103
Compensating balances on deposit	40,753	39,516
Accounts receivable, less allowances	81,518	117,094
Inventories	112,507	143,997
Prepaid expenses and other current assets	10,594	14,809
Prepaid income taxes	3,156	1,332
Deferred income taxes	5,401	5,433

Total Current Assets	270,694	340,284
Property, Plant and Equipment, net	36,196	40,460
Tradenames	149,679	159,675
Non-Current Deferred Tax Asset	3,852	3,269
Other Assets	7,641	9,844

TOTAL ASSETS	$468,062	$553,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit and other current debt	$111,191	$21,547
Senior secured notes — including an adjustment of $13,013 and $10,971 for accrued interest, respectively	116,284	10,971
Accounts payable	76,204	91,308
Accrued expenses	28,768	28,081
Accrued interest	6,092	5,028
Income taxes payable	2,276	702

Total Current Liabilities	340,815	157,637
Non-Current Deferred Income Taxes	11,104	16,271
Senior Subordinated Notes due 2008, including an adjustment of $1,050 and $1,829 to the carrying value related to interest rate swap agreements, respectively	59,116	61,531
Senior Secured Notes, including an adjustment of $0 and $13,136 to the carrying value for accrued interest, respectively	—	116,407
Series C Preferred Stock, $.01 par value; authorized, 150,000 shares; 135,217 shares issued	9,750	8,922
Term Loan and Other Notes Payable	13,387	117,908
Other Long Term Liabilities	16,019	15,668

TOTAL LIABILITIES	450,191	494,344
Convertible Preferred Stock, $0.01 par value; authorized, 2,000,000 shares; 40,000 shares issued	40,000	40,000
Stockholders’ (Deficit) Equity:
Common Stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding: 2007-15,218,861 shares; 2006-14,386,390 shares	187	178
Treasury Stock, 7,885,845 shares — at cost	(65,793)	(65,793)
Additional Paid-In Capital	66,881	63,854
Accumulated Other Comprehensive Income	14,221	10,297
(Accumulated Deficit) Retained Earnings	(37,625)	10,652

Total Stockholders’ (Deficit) Equity	(22,129)	19,188

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$468,062	$553,532

See Notes to Condensed Consolidated Financial Statements

SALTON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands except share and per share data)	13 Weeks Ended		39 Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net Sales	$95,155	$127,657	$424,411	$506,461
Cost of Goods Sold	70,445	91,434	294,602	353,123
Distribution Expenses	8,880	10,374	29,731	33,589

Gross Profit	15,830	25,849	100,078	119,749
Selling, General and Administrative Expenses	29,289	37,004	109,034	130,807
Impairment loss on intangible assets	12,478	18	12,579	205
Restructuring Costs	81	80	988	237

Operating Loss	(26,018)	(11,253)	(22,523)	(11,500)
Interest Expense, net	8,963	8,351	28,817	28,596
Gain-Early Settlement of Debt	—	—	—	(21,720)

Loss from Continuing Operations
Before Income Taxes	(34,981)	(19,604)	(51,340)	(18,376)
Income Tax (Benefit) Expense	(3,070)	(540)	(3,063)	28,388

Net Loss from Continuing Operations	(31,911)	(19,064)	(48,277)	(46,764)
Income from Discontinued Operations, Net of Tax	—	—	—	1,735
Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	27,816

Net Loss	$(31,911)	$(19,064)	$(48,277)	$(17,213)

Weighted Average Common Shares Outstanding	15,141,059	13,616,903	14,641,821	13,118,437
Weighted Average Common and Common Equivalent Shares Outstanding	15,141,059	13,616,903	14,641,821	13,118,437
Net Loss per Common Share: Basic and Diluted
Loss from continuing operations	$(2.11)	$(1.40)	$(3.30)	$(3.56)
Income from discontinued operations, net of tax	—	—	—	0.13
Gain on sale of discontinued operations, net of tax	—	—	—	2.12

Net Loss per Common Share: Basic and Diluted	$(2.11)	$(1.40)	$(3.30)	$(1.31)

See Notes to Condensed Consolidated Financial Statements

SALTON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	39 Weeks Ended
	March 31, 2007	April 1, 2006
Cash Flows from Operating Activities:
Net Loss	$(48,277)	$(17,213)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Imputed interest on notes payable and other non-cash items	124	(192)
Deferred income tax (benefit) provision	(5,507)	33,198
Stock-based compensation expense	662	509
Depreciation and amortization	10,230	11,898
Amortization of deferred financing costs	6,241	3,325
Bad debt provision	1,478	178
Gain on sale of discontinued operations	—	(27,816)
Gain on disposal of property and equipment	(1,551)	(729)
Inventory valuation adjustment	908	322
Impairment loss on intangible assets	12,579	205
Foreign currency gains	(10)	(18)
Gain — early settlement of debt	—	(21,720)
Minority interest	—	1,404
Changes in assets and liabilities:
Accounts receivable	36,317	1,766
Inventories	34,046	5,653
Prepaid expenses and other current assets	4,442	(3,189)
Other non-current assets	5	1,761
Accounts payable	(15,065)	7,671
Income taxes payable	(288)	(2,926)
Accrued expenses	(1,443)	(6,941)

Net Cash from Operating Activities	34,891	(12,854)
Cash Flows from Investing Activities:
Capital expenditures	(8,000)	(4,000)
Proceeds from sale of property and equipment	4,340	1,152
Proceeds from sale of tabletop assets	—	14,195
Proceeds from sale of discontinued operations, net of $10,998 cash sold	—	69,938
Increase in restricted cash		(1,408)
Acquisition of majority interest, net of cash acquired	—	(4,525)
Additional payment for acquisition of trade names	(107)	(205)
Increase in compensating balances on deposit	(1,237)	(4,910)

Net Cash from Investing Activities	(5,004)	70,237
Cash Flows from Financing Activities:
Net repayment of revolving line of credit and other short term debt	(11,874)	(43,070)
Proceeds from new credit agreement	—	48,870
Repayment of terminated credit agreement	—	(39,675)
Repayment of long term debt	(18,470)	(50,434)
Costs associated with refinancing	(3,260)	(14,666)
Common stock issued	1,755	175

Net Cash from Financing Activities	(31,849)	(98,800)

Effect of Exchange Rate Changes on Cash	624	1,534

Change in Cash	(1,338)	(39,883)
Cash, Beginning of Period, Including Cash of Discontinued Operations of $0 and $35,934, respectively	18,103	50,791

Cash, End of Period	$16,765	$10,908

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Interest	$29,960	$31,382
Income taxes, net	$2,754	$304
Supplemental Disclosure of Noncash Investing and Financing Activities:
In the thirty-nine weeks ended March 31, 2007, the Company issued a warrant for the purchase of 719,320 shares of common stock of the Company at an exercise price of $2.12 per share to the Agent of the Senior Secured Credit Facility.
See Notes to Condensed Consolidated Financial Statements

SALTON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Condensed Consolidated Financial Statements

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles, generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company’s business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2006 Annual Report on Form 10-K. Certain current liabilities, cash flows from operating activities and cash flows from investing activities from the prior year have been separated to conform to the current year presentation.

2.	Intangible Assets

Intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment.

Each quarter management performs a review to determine if events would require an interim evaluation. In the third quarter of fiscal 2007, management determined that the uncertainty associated with the pending merger, along with the drop in domestic sales represented a triggering event, and an interim evaluation of the Company’s tradenames was performed. This interim evaluation was done on a stand alone basis, and did not consider potential changes in the use or performance of the brands that may result following the pending merger.

As a result of this interim evaluation, the Company determined that the implied fair value of the George Foreman tradename was less than its carrying value, and recorded a non-cash impairment charge totaling $12.5 million.

The following table summarizes the intangible asset activity and balances:

(In thousands)			Impairment		Currency
	7/1/2006	Additions	Charges	Amortization	Fluctuations	3/31/2007

Trade names-indefinite lived	$159,675	$128	$(12,579)	$—	$2,455	$149,679

Total	$159,675	$128	$(12,579)	$—	$2,455	$149,679

3.	Strategic Alternatives and Merger Agreement

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has reported a net loss from continuing operations for the 13 week and the 39 week periods ended March 31, 2007. Historically, the Company has also reported net losses in the prior three fiscal years, and has not consistently generated positive net cash flows from operating activities during these periods. The Company has used a combination of cash flows from operations, additional borrowing under certain amendments to its senior secured credit facility and asset sales to meet its debt service and working capital needs. At this time, there can be no assurance that the Company will be able to generate sufficient cash flows to meet its future working capital needs, debt service obligations and to satisfy or refinance its debt maturities without additional sales or monetization of existing assets.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, the Company has been reviewing various strategic alternatives. On February 7, 2007, the Company and its wholly-owned subsidiary SFP Merger Sub, Inc. (“MergerSub”) entered into a definitive merger agreement with APN Holding Company, Inc. (“APN Holdco”), whereby, among other things, MergerSub will merge with and into APN Holdco. APN Holdco acquired all of the outstanding common shares of Applica Incorporated (“Applica”) on January 23, 2007. Applica is a marketer and distributor of a wide range of small appliances for use in and outside the home. Through its operating subsidiary, Applica Consumer Products, Inc., Applica markets products under licensed brand names such as Black & Decker®, company-owned brand names such as LittermaidTM and InfrawaveTM and private label brand names, primarily in North America, Latin America and the Caribbean.

The merger would result in Applica and its subsidiaries becoming subsidiaries of Salton. The transaction is expected to be completed in June or July 2007. The consummation of the merger is subject to various conditions, including the approval by the Company’s stockholders, the funding of financing commitments and the absence of legal impediments to the consummation of the merger. The consummation of the merger would result in the redemption or refinancing of substantially all of the Company’s existing debt obligations, and provide adequate working capital for future operations. The Merger Agreement contains certain termination rights for both the Company and APN Holdco and provides that, under certain circumstances, if financing commitments were not delivered within 45 days or the funding thereof does not occur, APN Holdco would be obligated to pay the Company a termination fee of $10.3 million (which fee may be paid through the surrender by Harbinger Capital Partners of $10.3 million of the Company’s outstanding 2008 senior subordinated notes or second lien notes). The financing commitments were delivered on March 27, 2007, and subsequently accepted by the Company’s Board of Directors. The Merger Agreement further provides that upon termination of the Merger Agreement as the result of either the Company’s Board of Directors withdrawing its recommendation for the Merger or a superior proposal, the Company would be obligated to pay APN Holdco a termination fee of $2.5 million plus up to $2.0 million of expenses.

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

4.	Discontinued Operations

On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited (“AMAP”), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a preliminary gain of $27.8, million net of tax. Also, the Company licensed its George Foreman®, Russell Hobbs® and Carmen® branded products to AMAP following the transaction.

The following is a summary of financial results included within discontinued operations:

	Thirty-Nine Weeks Ended

	March 31, 2007	April 1, 2006
Net sales from discontinued operations	$—	$68,798

Income from discontinued operations before income taxes	$—	$5,477
Income taxes	—	2,338
Minority Interest	—	1,404

Income from discontinued operations, net of tax	$—	$1,735

At March 31, 2007 and July 1, 2006 there were no assets and liabilities classified as assets and liabilities of discontinued operations.

5.	Senior Secured Credit Facility, Letters of Credit and Long-Term Debt

Tenth Amendment to Senior Secured Credit Facility — On February 12, 2007, the Company entered into a tenth amendment to the senior secured credit facility (the “Tenth Amendment”).

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

As of March 31 2007, the Company had outstanding borrowings of $100.0 million under the senior secured credit facility and had approximately $3.1 million available under this facility for future borrowings.

Subsequent to March 31, 2007, the Company entered into an Eleventh Amendment to the senior secured credit facility (see Note 17, “Subsequent Events”).

Letters of Credit — As of March 31, 2007, the Company had outstanding letters of credit of $1.1 million under the letter of credit subfacility of $15.0 million.

Salton Europe Facility Agreement — On October 10, 2006, the Company entered into an amendment and restatement to the Europe Facility Agreement, which waived compliance with the fixed charge coverage ratio for the months of April and May, 2006 and amended the definition of such covenant thereafter.

As of March 31, 2007, the Company had outstanding borrowings denominated in the Great Britain Pound of £10.6 million (approximately $20.8 million), and borrowings denominated in the U.S. Dollar of $3.4 million, and had approximately $1.1 million available under this agreement for future borrowings.

As of March 31, 2007, the Company was in compliance with covenants under the Senior Secured Credit Facility and the Salton Europe Facility Agreement.

Senior Subordinated Notes — On December 28, 2006, the Company issued 701,600 shares of Salton common stock to Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”) for an aggregate purchase price of approximately $1.8 million ($2.50 per share) and used the proceeds from such stock issuance to repurchase from Harbinger a portion of the Company’s outstanding 12 1/4% senior subordinated notes due 2008 with an aggregate principal and accrued interest of approximately $1.8 million.

6.	Stock-Based Compensation

Stock Options — Effective July 3, 2005, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) 25“Accounting for Stock Issued to Employees. “Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

There were no stock option awards granted during the thirty-nine weeks ended March 31, 2007 and April 1, 2006. Stock-based compensation expense related to stock options for the thirteen weeks ended March 31, 2007 and April 1, 2006 was $0 and de minimis, respectively. Stock-based compensation expense related to stock options for the thirty-nine weeks ended March 31, 2007 and April 1, 2006 was $0 and $0.4 million, net of related income tax of $0, respectively. There was no compensation expense related to nonvested options not yet recognized as of March 31, 2007.

A summary of the Company’s fixed stock options for the thirty-nine weeks ended March 31, 2007 is as follows:

		Weighted
		Average
	Shares	Exercise
	(000)	Price

Outstanding as of July 1, 2006	2,164	$14.87
Granted	—
Exercised	—
Expired or Canceled	(1,142)	14.88

Outstanding as of March 31, 2007	1,022	$14.86

Options exercisable at March 31, 2007	1,022	$14.86

Weighted-average fair value of options granted during the period		N/A
The following information summarizes the stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	(000)	Life (Years)	Price	(000)	Price

$5.333 - $5.833	7	0.29	$5.03	7	$5.03
$6.333 - $10.60	545	4.86	8.87	545	8.87
$13.917-$17.50	279	3.09	15.36	279	15.36
$18.95-$37.00	191	2.79	31.61	191	31.61

$5.333 - $37.00	1,022	3.93	$14.86	1,022	$14.86

Stock Grants — On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years.

The Company has previously recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. As of March 31, 2007, a minimal amount of compensation cost related to nonvested awards not yet recognized is being recognized over the remainder of the requisite two year service period.

On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. As of March 31, 2007, the Company has issued the total award of 141,510 shares. In the thirty-nine weeks ended March 31, 2007, the Company recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

On October 18, 2006, the Company agreed to issue to William Rue, the former President and Chief Operating Officer, common stock of the Company pursuant to his Separation Agreement. A total of 144,928 shares will be issued upon the earlier of six months from the date of the Agreement or consummation of a change in control of the Company. In the thirty-nine weeks ended March 31, 2007, the Company recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million. Further, in the event a change of control is consummated within six months of the Separation Agreement, the Company has also agreed to issue an additional number shares of common stock of the Company equal to $0.6 million divided by the fair market value (as determined by the Board of Directors of the Company in good faith) of the consideration per share of common stock received by holders of common stock in connection with such change of control. Subsequent to March 31, 2007, the Company issued the total award of 144,928 shares in fulfillment of its agreement with Mr. Rue.

Warrants — As partial consideration for the Ninth Amendment to the Senior Secured Credit Facility entered into on August 15, 2006, the Company issued a warrant to purchase 719,320 shares of common stock of the Company at an exercise price of $2.12 per share. The warrant may be exercised any time before the later of December 31, 2007 and the Stated Termination Date (as defined in the senior secured credit facility). The Company granted registration rights with respect to the shares issuable upon exercise of the warrant.

The Company has recognized deferred financing cost for the warrant at fair value as of the date of issue of $0.6 million, which is being amortized over the related remaining loan term.

The fair value of the warrant was estimated on the date of issue using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrant:

Dividend yield	N/A
Expected volatility	97.2%
Risk-free interest rate	5.0%
Expected life of warrant	1.4 years
7.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” This statement requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

8.	Net Income per Common and Common Equivalent Share

Net income (loss) per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share,” and Emerging Issues Task Force (EITF) Statement No. 03-6, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share.” Under EITF 03-06, Convertible Preferred Stock is included in both basic and diluted net income (loss) per share using the “two-class” method, if the effect is dilutive. Diluted net income per share also includes dilutive common stock equivalents applying the treasury stock method for options, settlements and warrants.

For the thirteen and thirty-nine weeks ended March 31, 2007 and April 1, 2006, the Company’s Convertible Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted loss per share. Additionally, the Company’s outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company’s loss from continuing operations in these periods. Had the Company recognized net income from continuing operations in these periods, basic shares outstanding would have increased by 3.5 million shares related to the Convertible Preferred Stock under the two-class method. Diluted shares outstanding would have increased by 3.6 million and 4.0 million shares for the thirteen and thirty-nine weeks ended March 31, 2007 and April 1, 2006, respectively, for the effect of the Convertible Preferred Stock, common stock equivalents and outstanding warrants. Common stock equivalents totaling 1.0 million and 2.2 million shares at a price range of $5.33 to $37.00 per share were not included in the calculations as of March 31, 2007 and April 1, 2006, respectively, due to the Company’s loss from continuing operations.

9.	Derivative Financial Instruments

The Company uses derivative financial instruments to manage foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Australian dollar and the U.S. dollar.

All foreign exchange contracts have been recorded in the consolidated balance sheets within accrued expenses at de minimis fair values at March 31, 2007 and July 1, 2006, respectively. The change in the fair value of contracts in the third quarter of fiscal 2006 and 2007 and for the fiscal year to date was insignificant.

Contracts for the purchase of 6.8 million U.S. dollars were entered into during the third quarter of fiscal 2007. At March 31, 2007 the Company had foreign exchange forward contracts outstanding for the purchase of approximately 2.8 million U.S. dollars.

10.	Capital Stock

Activity in the Company’s capital accounts for the thirteen and thirty-nine weeks ended March 31, 2007 was as follows:

	13 Weeks Ended			39 Weeks Ended
	March 31, 2007			March 31, 2007
(in thousands)	Common		Additional	Common		Additional
	Shares	Common	Paid in	Shares	Common	Paid in
	Outstanding	Stock	Capital	Outstanding	Stock	Capital
Balance, December 30 and July 1, 2006	15,085	$186	$66,880	14,386	$178	$63,854
Share-based compensation	134	1	1	131	1	640
Subordinated note exchange	—	—	—	702	8	1,747
Warrant issued — financing fees	—	—	—	—	—	640

Balance, March 31, 2007	15,219	$187	$66,881	15,219	$187	$66,881

11.	Comprehensive Income and Accumulated Other Comprehensive Income

For the thirteen weeks ended March 31, 2007 and April 1, 2006, components of other comprehensive income include foreign currency translation adjustments of $0.7 million and $0.9 million, respectively, and derivative liability adjustments in both periods of a nominal amount. For the thirty-nine weeks ended March 31, 2007 and April 1, 2006, components of other comprehensive income include foreign currency translation adjustments of $3.9 million and $(6.4) million, respectively and derivative liability adjustments of a nominal amount and $(1.4) million, respectively.

	13 Weeks Ended		39 Weeks Ended
	March 31,	April 1,	March 31,	April 1,
(In thousands)	2007	2006	2007	2006

Net loss	$(31,911)	$(19,064)	$(48,277)	$(17,213)
Other Comprehensive Income (Loss), net of tax of $0 and 517, $0 and $(575), respectively	688	947	3,924	(7,767)

Comprehensive Loss	$(31,223)	$(18,117)	$(44,353)	$(24,980)

Accumulated other comprehensive income is comprised of the following:

	As Of
(In thousands)	March 31, 2007	July 1, 2006
Minimum Pension Liability, net of tax of $(4,485) and $(4,308), respectively	$(8,585)	$(8,173)
Unrealized Loss on Derivative, net of tax of $(14) and $0, respectively	(31)	—
Foreign Currency Translation	22,837	18,470

	$14,221	$10,297

12.	Pension Benefit Plans

The components of net periodic pension cost are as follows:

(In thousands)	Domestic		Salton Europe		Total
Thirteen Weeks Ended:	3/31/2007	4/1/2006	3/31/2007	4/1/2006	3/31/2007	4/1/2006

Service cost-benefits earned during the period	$42	$42	$125	$68	$167	$110
Interest cost on projected benefit obligation	175	176	631	528	806	704
Actuarial return on plan assets	(167)	(157)	(605)	(453)	(772)	(610)
Net amortization and deferral	48	61	153	196	201	257

Net pension cost	$98	$122	$304	$339	$402	$461

(In thousands)	Domestic		Salton Europe		Total
Thirty-Nine Weeks Ended:	3/31/2007	4/1/2006	3/31/2007	4/1/2006	3/31/2007	4/1/2006

Service cost-benefits earned during the period	$126	$126	$366	$206	$492	$332
Interest cost on projected benefit obligation	524	528	1,854	1,596	2,378	2,124
Actuarial return on plan assets	(501)	(472)	(1,778)	(1,369)	(2,279)	(1,841)
Net amortization and deferral	144	184	450	592	594	776

Net pension cost	$293	$366	$892	$1,025	$1,185	$1,391

The Company previously disclosed in its financial statements for the year ended July 1, 2006 that it expected to contribute $0.5 million to its domestic pension plans and $1.5 million to the Salton Europe pension plan in fiscal 2007. As of March 31, 2007, $0.3 million and $1.2 million of contributions have been made to the domestic and Europe plans, respectively.

13.	Operating Segments and Major Customers

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management’s operating decisions and performance assessment. Nearly all of the Company’s products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton’s products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

Major Customers — For the thirteen week periods ended March 31, 2007 and April 1, 2006, no one customer accounted for more than 10.0% of net sales from continuing operations. For the thirty-nine week period ended March 31, 2007, one customer accounted for 10.1% of net sales from continuing operations. For the thirty-nine week period ended April 1, 2006, another customer accounted for 10.4% of net sales from continuing operations.

14.	Legal Proceedings

Product Liability

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs’ attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

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

Jay Kordich v. Salton, Inc.

On October 19, 2005, a lawsuit named Jay Kordich v. Salton, Inc. was filed in the United States District Court for the Southern District of California. The plaintiff in this action is seeking a judicial determination that a covenant not to compete in an agreement between him and Salton is invalid and unenforceable against him plus attorneys’ fees and costs. Salton believes that the lawsuit is without merit.

The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse effect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

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

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefit will be realized. To the extent that a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. During fiscal 2006, the Company recorded a valuation allowance against its U.S. deferred income tax asset balance, its unused foreign tax credits, and increased its valuation allowance on certain foreign entity deferred tax balances. During fiscal 2007, the Company further increased its U.S. and foreign valuation allowances. This non-cash charge does not limit the Company’s ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. Included in the Company’s tax provision are increases in the Company’s foreign valuation allowances for Salton Germany and Salton Spain. The U.S. net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2026.

In the second quarter of fiscal year 2007, the Internal Revenue Service completed its examination of Salton’s consolidated federal income tax returns for fiscal years 2001 through 2004, resulting in a potential tax refund, subject to review by the Joint Committee on Taxation. As a result of the IRS examination, the Company’s fiscal year 2005 income tax return has been amended accordingly and will not be subject to any future IRS examination. Salton’s management consented to the results of the examination in the second quarter. The Joint Committee on Taxation approved the results of the IRS examination early in the fourth quarter, and the income tax refund will be recorded in that quarter. Additionally, as a result of the examination, the Company has agreed to a revision of its tax deductible trade name tax basis resulting in a $2.0 million benefit to the tax provision in the thirty-nine weeks ended March 31, 2007.

16.	Supplemental Consolidating Financial Information

The payment obligations of the Company under the senior secured credit facility, the second lien notes and the senior subordinated notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.

In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company’s foreign subsidiaries (see Note 5, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”). As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled “Foreign Borrowers and Guarantor Subsidiaries” represents the financial position, results operations and cash flows of these foreign subsidiaries.

The following condensed consolidating financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries under the domestic facility, the Guarantor Subsidiaries under the foreign facility and the Company’s Non-Guarantor subsidiaries (Other Subsidiaries). Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany transactions.

Consolidating Balance Sheet as of March 31, 2007
(In thousands)

					Foreign
					Borrowers and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

ASSETS
Current Assets:
Cash	$—	$7,425	$—	$7,425	$5,101	$4,239	$—	$9,340	$—	$16,765
Compensating balances on deposit	—	—	—	—	—	40,753	—	40,753	—	40,753
Accounts receivable, net of allowances	44	35,883	—	35,927	29,411	16,180	—	45,591	—	81,518
Inventories	4,112	61,082	(11,153)	54,041	40,439	18,027	—	58,466	—	112,507
Prepaid expenses and other current assets	1,939	2,356	—	4,295	2,316	3,983	—	6,299	—	10,594
Intercompany	98,218	(130,081)	(17)	(31,880)	(7,098)	38,978	—	31,880	—	—
Prepaid income taxes	3,156	—	—	3,156	—	—	—	—	—	3,156
Deferred income taxes	—	—	—	—	—	163	5,238	5,401	—	5,401

Total Current Assets	107,469	(23,335)	(11,170)	72,964	70,169	122,323	5,238	197,730	—	270,694
Property, Plant and Equipment,	3,173	6,619	—	9,792	8,492	17,912	—	26,404	—	36,196
Investments in Subsidiaries	164,938	144,665	(309,603)	—	—	83,368	(83,368)	—	—	—
Tradenames	98,890	10,313	—	109,203	40,476	—	—	40,476	—	149,679
Non-Current Deferred Tax Asset	—	—	—	—	2,677	579	596	3,852	—	3,852
Other Assets, net	4,888	77	—	4,965	2,663	13	—	2,676	—	7,641

Total Assets	$379,358	$138,339	$(320,773)	$196,924	$124,477	$224,195	$(77,534)	$271,138	$—	$468,062

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Revolving line of credit and other current debt	$—	$100,018	$—	$100,018	$10,828	$345	$—	11,173	$—	$111,191
Senior secured notes — current	116,284	—	—	116,284	—	—	—	—		116,284
Accounts payable	5,079	3,369	155	8,603	3,764	63,837	—	67,601	—	76,204
Accrued expenses	3,381	5,915	—	9,296	15,317	4,155	—	19,472	—	28,768
Accrued interest	3,663	2,429	—	6,092	—	—	—	—	—	6,092
Income taxes payable	916	—	—	916	535	446	379	1,360	—	2,276

Total Current Liabilities	129,323	111,731	155	241,209	30,444	68,783	379	99,606	—	340,815
Non-Current Deferred Tax Liability	7,307	—	—	7,307	—	775	3,022	3,797		11,104
Senior Subordinated Notes	59,116	—	—	59,116		—			—	59,116
Series C Preferred Stock	9,750	—	—	9,750	—	—	—	—	—	9,750
Term Loan and Other Notes Payable	—	—	—	—	13,387	—	—	13,387	—	13,387
Other Long Term Liabilities	—	2,928	—	2,928	13,023	68	—	13,091	—	16,019

Total Liabilities	205,496	114,659	155	320,310	56,854	69,626	3,401	129,881	—	450,191
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—		—	40,000
Stockholders’ Equity (Deficit)	133,862	23,680	(320,928)	(163,386)	67,623	154,569	(80,935)	141,257	—	(22,129)

Total Liabilities and Stockholders’ (Deficit) Equity	$379,358	$138,339	$(320,773)	$196,924	$124,477	$224,195	$(77,534)	$271,138	$—	$468,062

Consolidating Balance Sheet as of July 1, 2006
(In thousands)

					Foreign
					Borrowers and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

ASSETS
Current Assets:
Cash	$1	$4,437	$—	$4,438	$7,247	$6,418	$—	$13,665	$—	$18,103
Compensating balances on deposit	—	—	—	—	—	39,516	—	39,516	—	39,516
Accounts receivable, net of allowances	420	71,231	—	71,651	30,205	15,238	—	45,443	—	117,094
Inventories	5,184	85,911	(14,124)	76,971	50,599	16,427	—	67,026	—	143,997
Prepaid expenses and other current assets	1,620	1,876	—	3,496	3,031	8,282	—	11,313	—	14,809
Intercompany	120,860	(161,298)	—	(40,438)	(12,164)	52,602	—	40,438	—	—
Prepaid income taxes	1,332	—	—	1,332	—	—	—	—	—	1,332
Deferred income taxes	—	—	—	—	—	195	5,238	5,433	—	5,433

Total Current Assets	129,417	2,157	(14,124)	117,450	78,918	138,678	5,238	222,834	—	340,284
Property, Plant and Equipment,	4,553	7,573	—	12,126	10,884	17,450		28,334	—	40,460
Investments in Subsidiaries	188,574	145,352	(333,926)	—	—	83,368	(83,368)	—	—	—
Tradenames	111,341	10,313	—	121,654	38,021	—		38,021	—	159,675
Non-Current Deferred Tax Asset	—	—	—	—	2,124	550	595	3,269		3,269
Other Assets	6,877	102	—	6,979	2,852	13	—	2,865	—	9,844

Total Assets	$440,762	$165,497	$(348,050)	$258,209	$132,799	$240,059	$(77,535)	$295,323	$—	$553,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit and other current debt	$10,971	$30	$—	$11,001	$21,130	$387	$—	21,517	$—	$32,518
Accounts payable	7,075	4,397	172	11,644	3,501	76,163	—	79,664	—	91,308
Accrued expenses	2,395	7,150	—	9,545	14,875	3,661	—	18,536	—	28,081
Accrued interest	2,071	2,957	—	5,028	—	—	—	—		5,028
Income taxes payable	720	—	—	720	52	(70)	—	(18)	—	702

Total Current Liabilities	23,232	14,534	172	37,938	39,558	80,141	—	119,699	—	157,637
Non-Current Deferred Tax Liability	11,391	—	—	11,391	—	1,858	3,022	4,880	—	16,271
Senior Subordinated Notes due 2008, including an adjustment of $1,829 to the carrying value related to interest rate swap agreements	61,531	—	—	61,531	—	—	—	—	—	61,531
Senior Secured Notes	116,407	—	—	116,407	—	—	—	—	—	116,407
Series C Preferred Stock	8,922	—	—	8,922	—	—	—	—	—	8,922
Term Loan and Other Notes Payable	—	100,008	—	100,008	17,900	—	—	17,900	—	117,908
Other Long Term Liabilities	443	2,968	—	3,411	12,257	—	—	12,257	—	15,668

Total liabilities	221,926	117,510	172	339,608	69,715	81,999	3,022	154,736	—	494,344
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—		—	40,000
Stockholders’ Equity	178,836	47,987	(348,222)	(121,399)	63,084	158,060	(80,557)	140,587	—	19,188

Total Liabilities and Stockholders’ Equity	$440,762	$165,497	$(348,050)	$258,209	$132,799	$240,059	$(77,535)	$295,323	$—	$553,532

Consolidating Statement of Operations for the Thirteen Weeks ended March 31, 2007
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

Net Sales	$18,711	$53,125	$(30,902)	$40,934	$38,431	$24,417	$—	$62,848	$(8,627)	$95,155
Cost of Goods Sold	14,827	50,419	(31,551)	33,695	24,531	19,816	—	44,347	(7,597)	70,445
Distribution Expenses	—	4,190	—	4,190	3,448	1,242	—	4,690	—	8,880

Gross Profit	3,884	(1,484)	649	3,049	10,452	3,359	—	13,811	(1,030)	15,830
Selling, General and Administrative expenses	5,472	10,866	—	16,338	8,531	5,450	—	13,981	(1,030)	29,289
Impairment loss on intangible assets	12,451	27	—	12,478	—	—	—	—	—	12,478
Restructuring costs	—	81	—	81	—	—	—	—	—	81

Operating Income (loss)	(14,039)	(12,458)	649	(25,848)	1,921	(2,091)	—	(170)	—	(26,018)
Interest Expense, Net	4,233	3,575	—	7,808	1,219	(64)	—	1,155	—	8,963
(Income) Loss from Subsidiaries	18,204	355	(18,559)	—	—	—		—	—	—

(Loss) Income Before Income Taxes	(36,476)	(16,388)	19,208	(33,656)	702	(2,027)	—	(1,325)	—	(34,981)
Income Tax Expense (Benefit)	(3,561)	—	—	(3,561)	(274)	(97)	862	491	—	(3,070)

Net (Loss) Income from Continuing Operations	(32,915)	(16,388)	19,208	(30,095)	976	(1,930)	(862)	(1,816)	—	(31,911)
Income from Discontinued Operations, Net of tax	—	—	—	—	—	—	—	—	—	—

Net (Loss) Income	$(32,915)	$(16,388)	$19,208	$(30,095)	$976	$(1,930)	$(862)	$(1,816)	$—	$(31,911)

Consolidating Statement of Operations for the Thirteen Weeks ended April 1, 2006
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

Net Sales	$41,946	$85,465	$(54,789)	$72,622	$38,315	$34,903	$—	$73,218	$(18,183)	$127,657
Cost of Goods Sold	32,703	74,446	(54,778)	52,371	26,115	29,513	—	55,628	(16,565)	91,434
Distribution Expenses	—	6,164	—	6,164	3,111	1,099	—	4,210	—	10,374

Gross Profit	9,243	4,855	(11)	14,087	9,089	4,291	—	13,380	(1,618)	25,849
Selling, General and Administrative expenses	10,038	11,580	—	21,618	66,039	3,443	(52,478)	17,004	(1,618)	37,004
Impairment loss on intangible assets	—	18	—	18	—	—	—	—	—	18
Restructuring costs	—	80	—	80	—	—	—	—	—	80

Operating Income (loss)	(795)	(6,823)	(11)	(7,629)	(56,950)	848	52,478	(3,624)	—	(11,253)
Interest Expense, Net	(13,524)	3,552	—	(9,972)	(1,230)	137	2,765	1,672	16,651	8,351
(Income) Loss from Subsidiaries	15,115	(14)	(15,101)	—	—	—		—	—	—

(Loss) Income Before Income Taxes	(2,386)	(10,361)	15,090	2,343	(55,720)	711	49,713	(5,296)	(16,651)	(19,604)
Income Tax Expense (Benefit)		—	—	—	4,430	45	(5,015)	(540)	—	(540)

Net (Loss) Income from Continuing Operations	(2,386)	(10,361)	15,090	2,343	(60,150)	666	54,728	(4,756)	(16,651)	(19,064)
Income from Discontinued Operations, Net of tax	—	—	—	—	57,373	(57,373)	—	—	—	—

Net (Loss) Income	$(2,386)	$(10,361)	$15,090	$2,343	$(2,777)	$(56,707)	$54,728	$(4,756)	$(16,651)	$(19,064)

Consolidating Statement of Operations for the Thirty-Nine Weeks ended March 31, 2007
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

Net Sales	$97,339	$263,894	$(142,032)	$219,201	$146,414	$102,900	$—	$249,314	$(44,104)	$424,411
Cost of Goods Sold	76,026	226,321	(145,003)	157,344	93,451	83,594	—	177,045	(39,787)	294,602
Distribution Expenses	—	14,952	—	14,952	10,527	4,252	—	14,779	—	29,731

Gross Profit	21,313	22,621	2,971	46,905	42,436	15,054	—	57,490	(4,317)	100,078
Selling, General and Administrative expenses	23,657	34,128	—	57,785	37,549	18,017	—	55,566	(4,317)	109,034
Impairment loss on intangible assets	12,451	128	—	12,579	—	—	—	—	—	12,579
Restructuring costs	680	308	—	988	—	—	—	—	—	988

Operating (loss) Income	(15,475)	(11,943)	2,971	(24,447)	4,887	(2,963)	—	1,924	—	(22,523)
Interest Expense, Net	12,263	11,677	—	23,940	4,238	639	—	4,877	—	28,817
(Income) Loss from Subsidiaries	27,885	687	(28,572)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(55,623)	(24,307)	31,543	(48,387)	649	(3,602)	—	(2,953)	—	(51,340)
Income Tax (Benefit) Expense	(3,688)	—	—	(3,688)	(27)	275	377	625	—	(3,063)

Net (Loss) Income from Continuing Operations	(51,935)	(24,307)	31,543	(44,699)	676	(3,877)	(377)	(3,578)	—	(48,277)
Income from Discontinued Operations, Net of tax	—	—	—	—	—	—	—	—	—	—

Net (Loss) Income	$(51,935)	$(24,307)	$31,543	$(44,699)	$676	$(3,877)	$(377)	$(3,578)	$—	$(48,277)

Consolidating Statement of Operations for the Thirty-Nine Weeks ended April 1, 2006
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Consolidated Totals

Net Sales	$125,886	$374,637	$(199,698)	$300,825	$146,917	$166,384	$—	$313,301	$(107,665)	$506,461
Cost of Goods Sold	100,954	323,110	(207,674)	216,390	95,962	143,508	—	239,470	(102,737)	353,123
Distribution Expenses	—	19,840	—	19,840	10,271	3,478	—	13,749	—	33,589

Gross Profit	24,932	31,687	7,976	64,595	40,684	19,398	—	60,082	(4,928)	119,749
Selling, General and Administrative expenses	30,814	38,108	—	68,922	44,458	20,589	1,766	66,813	(4,928)	130,807
Impairment loss on intangible assets	—	205	—	205	—	—	—	—	—	205
Restructuring costs	27	210	—	237	—	—	—	—	—	237

Operating (loss) Income	(5,909)	(6,836)	7,976	(4,769)	(3,774)	(1,191)	(1,766)	(6,731)	—	(11,500)
Interest Expense, Net	(4,160)	11,851	—	7,691	(446)	(79,143)	83,843	4,254	16,651	28,596
Gain — early settlement of debt	(21,720)	—	—	(21,720)	—	—	—	—	—	(21,720)
(Income) Loss from Subsidiaries	(21,713)	(61)	21,774	—	—	—		—	—	—

Income (Loss) Before Income Taxes	41,684	(18,626)	(13,798)	9,260	(3,328)	77,952	(85,609)	(10,985)	(16,651)	(18,376)
Income Tax Expense (Benefit)	28,840	—	—	28,840	3,839	64	(4,355)	(452)	—	28,388

Net Income (Loss) from Continuing Operations	12,844	(18,626)	(13,798)	(19,580)	(7,167)	77,888	(81,254)	(10,533)	(16,651)	(46,764)
Income from Discontinued Operations, Net of tax	—	—	—	—	—	1,735	—	1,735	—	1,735
Gain on Sale of Discontinued Operations, Net of Tax	(21,322)	—	—	(21,322)	62,771	(13,633)	—	49,138	—	27,816

Net (Loss) Income	$(8,478)	$(18,626)	$(13,798)	$(40,902)	$55,604	$65,990	$(81,254)	$40,340	$(16,651)	$(17,213)

Consolidating Statement of Cash Flows for the Thirty-Nine Weeks ended March 31, 2007
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

Cash flows from operating activities:
Net loss	$(51,934)	$(24,307)	$31,542	$(44,699)	$676	$(3,877)	$(377)	$(3,578)	$—	$(48,277)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	124	—	—	124	—	—	—	—	—	124
Deferred income tax (benefit) provision	(4,085)	—	—	(4,085)	(404)	(1,019)	—	(1,423)	—	(5,508)
Stock-based compensation expense	662	—	—	662	—	—	—	—	—	662
Depreciation and amortization	1,527	1,177	—	2,704	957	6,569	—	7,526	—	10,230
Amortization of deferred financing costs	5,186	—	—	5,186	1,055	—	—	1,055	—	6,241
Bad debt provision	—	1,228	—	1,228	118	132	—	250	—	1,478
(Gain)loss on disposal of property and equipment	—	32	—	32	(1,599)	16	—	(1,583)	—	(1,551)
Inventory valuation adjustment	—	908	—	908	—	—	—	—	—	908
Impairment loss on intangible assets	12,451	128	—	12,579	—	—	—	—	—	12,579
Foreign currency gains and losses	—	(58)	—	(58)	48	—	—	48	—	(10)
Equity in income of unconsolidated affiliate/consolidated subsidiaries	27,884	687	(28,571)	—	—	—	—	—	—	—
Changes in assets and liabilities, net of acquisitions:							—
Accounts receivable	376	34,178	—	34,554	2,285	(522)	—	1,763	—	36,317
Inventories	1,072	23,921	(2,971)	22,022	12,761	(737)	—	12,024	—	34,046
Prepaid expenses and other current assets	(319)	(480)	—	(799)	883	4,358	—	5,241	—	4,442
Other non-current assets	—	5	—	5	—	—	—	—	—	5
Accounts payable	(2,013)	(1,028)	—	(3,041)	294	(12,318)	—	(12,024)	—	(15,065)
Income taxes payable	(1,628)	—	—	(1,628)	465	498	377	1,340	—	(288)
Accrued expenses	24,485	(33,033)	—	(8,548)	(5,764)	12,870	—	7,106	—	(1,442)

Net cash from operating activities	13,788	3,358	—	17,146	11,775	5,970	—	17,745	—	34,891

Cash flows from investing activities:
Capital expenditures	(148)	(431)	—	(579)	(328)	(7,093)	—	(7,421)	—	(8,000)
Proceeds from sale of property and equipment	—	176	—	176	4,129	35	—	4,164	—	4,340
Additional payment for trade names	—	(107)	—	(107)	—	—	—	—	—	(107)
Increase in compensating balances on deposit	—	—	—	—	—	(1,237)	—	(1,237)	—	(1,237)

Net cash from investing activities	(148)	(362)	—	(510)	3,801	(8,295)	—	(4,494)	—	(5,004)

Cash flows from financing activities:

Net proceeds (repayments) from revolving line of credit and other short term debt	—	—	—	—	(11,785)	(89)	—	(11,874)	—	(11,874)
Repayment of long-term debt	(12,818)	(8)	—	(12,826)	(5,644)	—	—	(5,644)	—	(18,470)
Costs associated with refinancing	(2,578)	—	—	(2,578)	(682)	—	—	(682)	—	(3,260)
Common stock issued	1,755	—	—	1,755	—	—	—	—	—	1,755

Net cash from financing activities	(13,641)	(8)	—	(13,649)	(18,111)	(89)	—	(18,200)	—	(31,849)

The effect of exchange rate changes on cash	—	—	—	—	389	235	—	624	—	624

Net (decrease)/increase in cash and cash equivalents	(1)	2,988	—	2,987	(2,146)	(2,179)	—	(4,325)	—	(1,338)
Cash, beginning of year	1	4,437	—	4,438	7,247	6,418	—	13,665	—	18,103

Cash, end of period	$—	$7,425	$—	$7,425	$5,101	$4,239	$—	$9,340	$—	$16,765

Consolidating Statement of Cash Flows for the Thirty-Nine Weeks ended April 1, 2006
(In thousands)

					Foreign
					Borrowers
					and
		Guarantor			Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals

Cash flows from operating activities:
Net Income (loss)	$(8,478)	$(18,626)	$(13,798)	$(40,902)	$55,603	$65,990	$(81,253)	$40,340	$(16,651)	$(17,213)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	(257)	—	—	(257)	—	65	—	65	—	(192)
Deferred income tax (benefit) provision	25,809	7,977	—	33,786	4,526	(759)	(4,355)	(588)	—	33,198
Stock-based compensation expense	509	—	—	509	—	—	—	—	—	509
Depreciation and amortization	2,655	1,855	—	4,510	872	6,516	—	7,388	—	11,898
Amortization of deferred financing costs	3,060	—	—	3,060	265	—	—	265	—	3,325
Bad debt provision	—	9	—	9	139	30	—	169	—	178
Gain on sale of discontinued operations	21,323	—	—	21,323	(62,771)	13,632	—	(49,139)	—	(27,816)
(Gain)loss on disposal of property and equipment	—	(708)	—	(708)	9	(30)	—	(21)	—	(729)
Inventory valuation adjustment	—	1,342	—	1,342	(1,020)	—	—	(1,020)	—	322
Impairment loss on intangible assets	—	205	—	205	—	—	—	—	—	205
Foreign currency gains and losses	—	150	—	150	(168)	—	—	(168)	—	(18)
Gain-early settlement of debt	(21,720)	—	—	(21,720)	—	—	—	—	—	(21,720)
Equity in income of unconsolidated affiliate/consolidated subsidiaries	(21,713)	(61)	21,774	—			—	—	—	—
Minority Interest, net of tax	—	—	—	—	—	1,404	—	1,404	—	1,404
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	221	9,437	—	9,658	231	(8,123)	—	(7,892)	—	1,766
Inventories	(5,054)	33,861	(7,976)	20,831	7,492	(22,670)	—	(15,178)	—	5,653
Prepaid expenses and other current assets	395	(420)	—	(25)	271	(3,435)	—	(3,164)	—	(3,189)
Other non-current assets	—	(10)	—	(10)	—	5	1,766	1,771	—	1,761
Accounts payable	3,852	(1,412)	—	2,440	(6,701)	11,932	—	5,231	—	7,671
Income taxes payable	(4,784)	—	—	(4,784)	(463)	2,321	—	1,858	—	(2,926)
Accrued expenses	66,329	509	—	66,838	(3,047)	(70,732)	—	(73,779)	—	(6,941)

Net cash from operating activities	62,147	34,108	—	96,255	(4,762)	(3,854)	(83,842)	(92,458)	(16,651)	(12,854)

Cash flows from investing activities:
Capital expenditures	(504)	(81)	—	(585)	(295)	(3,120)	—	(3,415)	—	(4,000)
Proceeds from sale of property and equipment	—	1,152	—	1,152	—	—	—	—	—	1,152
Proceeds from sale of tabletop assets	—	14,080	—	14,080	—	115	—	115	—	14,195
Proceeds from sale of discontinued operations	—	—	—	—	69,938	—	—	69,938	—	69,938
Increase in restricted cash	—	(1,408)	—	(1,408)	—	—	—	—	—	(1,408)
Acquisition of business, net of cash acquired	—	—	—	—	—	(4,525)	—	(4,525)	—	(4,525)
Additional payment for acquisition of trade names	(205)	—	—	(205)	—	—	—	—	—	(205)
Increase in compensating balances on deposit	—	—	—	—	—	(4,910)	—	(4,910)	—	(4,910)

Net cash from investing activities	(709)	13,743	—	13,034	69,643	(12,440)	—	57,203	—	70,237

Cash flows from financing activities:
Net proceeds from revolving line of credit and other short term debt	—	(47,551)	—	(47,551)	4,422	59	—	4,481	—	(43,070)
Proceeds from new credit agreement	—	—	—	—	48,870	—	—	48,870	—	48,870
Repayment of terminated credit agreement	—	—	—	—	(39,675)	—	—	(39,675)	—	(39,675)
Repayment of long-term debt	(50,126)	(168)	—	(50,294)	—	(140)	—	(140)	—	(50,434)
Costs associated with refinancing	(11,488)	—	—	(11,488)	(3,178)	—	—	(3,178)	—	(14,666)
Dividend Paid from CV to US	—	—	—	—	—	(16,651)	—	(16,651)	16,651	—
Dividend Paid from Eu to CV	—	—	—	—	(83,843)	—	83,843	—	—	—
Common stock issued	175	—	—	175	—	—	—	—	—	175

Net cash from financing activities	(61,439)	(47,719)	—	(109,158)	(73,404)	(16,732)	83,843	(6,293)	16,651	(98,800)

The effect of exchange rate changes on cash	—	—	—	—	(58)	1,592	—	1,534	—	1,534

Net (decrease)/increase in cash and cash equivalents	(1)	132	—	131	(8,581)	(31,434)	1	(40,014)	—	(39,883)
Cash, beginning of year	—	127	—	127	2,019	48,645	—	50,664	—	50,791

Cash, end of period	$(1)	$259	$—	$258	$(6,562)	$17,211	$1	$10,650	$—	$10,908

17.	Subsequent Events

Eleventh Amendment to Senior Secured Facility

On April 13, 2007, the Company entered into an eleventh amendment to the senior secured credit facility (the “Eleventh Amendment”). The Eleventh Amendment, among other things, increased the additional overadvance from $27.2 million to $32.2 million. In addition, it provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $32.2 million must be reduced to a maximum of $23.0 million by the end of June 2007.

Separation Agreement and General Release

On April 30, 2007, the Company signed a Separation Agreement and General Release (the “Agreement”) with Leon Dreimann, the former Chief Executive Officer, whereby Dreimann agreed to resign all offices and titles with the Company immediately. Further, the Company and Dreimann acknowledged and agreed that the Employment Agreement dated as January 1, 2003 by and between the Company and Dreimann is terminated and shall have no further force and effect. Additionally, the Company agreed to retain Dreimann in a non employee position as an Advisor, as defined, for the period ending on the earlier of (i) six months from the date of the agreement and (ii) the date on which the Merger Agreement with APN Holding Company is consummated, and agreed to compensate Dreimann at an annualized rate of $450,000 per year.

The Company agreed to pay Dreimann, in lieu of any other severance or termination pay, (a) $450,000 on the eighth day following his execution of the Agreement (the “Effective Date”); and (b) $750,000 plus interest six months from the Effective Date. Additionally, the Company agreed to provide welfare benefits (including medical, dental, and life insurance) as if Dreimann had remained employed during the three-year period following the date of the Agreement. The charge for these payments and benefits will be recorded in the fourth quarter of fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this quarterly report on Form 10-Q, “we,” “us,” “our,” “Salton” and “the Company” refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

Introduction

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton®, George Foreman®, WestinghouseTM, Toastmaster®, Melitta®, Russell Hobbs®, Farberware®, Ingraham® and Stiffel®. Salton believes its strong market position results from its well-known brand names, high quality and innovative products, strong relationships with its customer base and the Company’s focused outsourcing strategy.

Strategic Alternatives

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has reported a net loss from continuing operations for the 13 week and the 39 week periods ended March 31, 2007. Historically, the Company has also reported net losses in the prior three fiscal years, and has not consistently generated positive net cash flows from operating activities during these periods. The Company has used a combination of cash flows from operations, additional borrowing under certain amendments to its senior secured credit facility and asset sales to meet its debt service and working capital needs. At this time, there can be no assurance that the Company will be able to generate sufficient cash flows to meet its future working capital needs, debt service obligations and to satisfy or refinance its debt maturities without additional sales or monetization of existing assets.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, the Company has been reviewing various strategic alternatives. On February 7, 2007, the Company and its wholly-owned subsidiary SFP Merger Sub, Inc. (“MergerSub”) entered into a definitive merger agreement with APN Holding Company, Inc. (“APN Holdco”), whereby, among other things, MergerSub will merge with and into APN Holdco. APN Holdco acquired all of the outstanding common shares of Applica Incorporated (“Applica”) on January 23, 2007. Applica is a marketer and distributor of a wide range of small appliances for use in and outside the home. Through its operating subsidiary, Applica Consumer Products, Inc., Applica markets products under licensed brand names such as Black & Decker®, company-owned brand names such as LittermaidTM and InfrawaveTM and private label brand names, primarily in North America, Latin America and the Caribbean.

The merger would result in Applica and its subsidiaries becoming subsidiaries of Salton. The transaction is expected to be completed in June or July 2007. The consummation of the merger is subject to various conditions, including the approval by the Company’s stockholders, the funding of financing commitments and the absence of legal impediments to the consummation of the merger. The consummation of the merger would result in the redemption or refinancing of substantially all of the Company’s existing debt obligations, and provide adequate working capital for future operations.

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

In connection with the Merger Agreement, the Company and UMB Bank, N.A., the Rights Agent, entered into a Second Amendment to the Rights Agreement, which has the effect of making the Company’s existing Rights Agreement, dated as of June 28, 2004 and as subsequently amended as of June 7, 2006, and the rights issued to the Company’s stockholders thereunder, inapplicable to the specific transactions contemplated by the Merger Agreement.

In connection with the Merger Agreement, the board of directors of the Company approved and recommended for approval by the stockholders of the Company an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150 million.

The Merger Agreement contains certain termination rights for both the Company and APN Holdco and provides that, under certain circumstances, if financing commitments were not delivered within 45 days or the funding thereof does not occur, APN Holdco would be obligated to pay the Company a termination fee of $10.3 million (which fee may be paid through the surrender by Harbinger Capital Partners of $10.3 million of the Company’s outstanding 2008 senior subordinated notes or second lien notes). The financing commitments were delivered on March 27, 2007, and subsequently accepted by the Company’s Board of Directors. The Merger Agreement further provides that upon termination of the Merger Agreement as the result of either the Company’s Board of Directors withdrawing its recommendation for the Merger or a superior proposal, the Company would be obligated to pay APN Holdco a termination fee of $2.5 million plus up to $2.0 million of expenses.

Recent Developments

Subsequent to March 31, 2007, the Company entered into an Eleventh Amendment to the senior secured credit facility (see Note 17, “Subsequent Events” in Item 1).

On April 30, 2007, the Company signed a Separation Agreement and General Release (the “Agreement”) with Leon Dreimann, the former Chief Executive Officer, whereby Dreimann agreed to resign all offices and titles with the Company immediately. Further, the Company and Dreimann acknowledged and agreed that the Employment Agreement dated as January 1, 2003 by and between the Company and Dreimann is terminated and shall have no further force and effect. Additionally, the Company agreed to retain Dreimann in a non employee position as an Advisor, as defined, for the period ending on the earlier of (i) six months from the date of the agreement and (ii) the date on which the Merger Agreement with APN Holding Company is consummated, and agreed to compensate Dreimann at an annualized rate of $450,000 per year.

The Company agreed to pay Dreimann, in lieu of any other severance or termination pay, (a) $450,000 on the eighth day following his execution of the Agreement (the “Effective Date”); and (b) $750,000 plus interest six months from the Effective Date. Additionally, the Company agreed to provide welfare benefits (including medical, dental, and life insurance) as if Dreimann had remained employed during the three-year period following the date of the Agreement. The charge for these payments and benefits will be recorded in the fourth quarter of fiscal 2007.

Forward Looking Statement

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

Merger-Related Risk Factors:
•	the failure of APN Holdco to obtain the financing contemplated by financing commitments received or alternative financing may result in the termination of the merger agreement;

•	the failure to obtain approval of the merger from Salton stockholders;

•	the failure to obtain required third party consents to the merger;

•	the ability of the two businesses to be integrated successfully;

•	the ability of the combined company to fully realize the cost savings and synergies from the proposed transaction within the proposed time frame;

•	disruption from the merger may make it more difficult to maintain relationships with customers, employees or suppliers;

•	completion of the merger may result in dilution of future earnings per share to the stockholders of Salton;

•	the combined Company’s common stock may not be listed on the New York Stock Exchange upon completion of the merger;

•	the combined company’s net operating loss carryforwards may be limited as a result of the merger; and

•	costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.
Operational and Other Risk Factors:
•	our ability to repay or refinance our indebtedness as it matures and satisfy the redemption obligations under our preferred stock;

•	our ability to find other strategic alternatives, in the event the merger does not close as anticipated;

•	our ability to continue to realize the benefits we expect from our U.S. restructuring;

•	our substantial indebtedness and our ability to comply with restrictive covenants in our debt instruments;

•	our ability to access the capital markets on attractive terms or at all;

•	our relationship and contractual arrangements with key customers, suppliers, strategic partners and licensors;

•	unfavorable outcomes from pending legal proceedings;

•	cancellation or reduction of orders;

•	the timely development, introduction and delivery to and acceptance by customers of our products;

•	dependence on foreign suppliers and supply and marketing constraints;

•	competitive products and pricing;

•	economic conditions and the retail environment;

•	international business activities;

•	the cost and availability of raw materials and purchased components for our products;

•	our ability to continue the listing of our common stock on the New York Stock Exchange. If we are delisted by the New York Stock Exchange, the price and liquidation of our common stock will be negatively affected;

•	the risks related to intellectual property rights; and

•	the risks relating to regulatory matters and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission Filings.
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

Consolidated Results of Operations

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We report discontinued operations in accordance with the guidance from Financial Accounting Standards Board (FASB) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have reported the sale of Amalgamated Appliance Holdings (“AMAP”) as discontinued operations for the periods presented.

THIRD QUARTER 2007 COMPARED TO THIRD QUARTER 2006

The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	74.0%	71.6%
Distribution expenses	9.4%	8.2%

Gross profit	16.6%	20.2%
Selling, general and administrative expense	30.7%	29.0%
Impairment loss on goodwill and intangible assets	13.1%	0.0%
Restructuring costs	0.1%	0.0%

Operating loss	-27.3%	-8.8%

Net Sales and Gross Profit
Salton’s worldwide sales were $95.2 million in the third quarter of fiscal 2007 versus $127.7 million in the third quarter of fiscal 2006. Net sales decreased domestically by $34.3 million. In the U.S., the George Foreman brand experienced a decline in consumer demand due to pricing issues, as well as a loss of business due to supply issues caused by liquidity constraints. The Toastmaster brand declined due primarily to the loss of the opening price point business at Target and other retailers. Additionally, the Company was impacted from an overall slowdown in orders from customers due to the pending merger. Domestic net sales were further impacted by the need to increase the provision for returns and allowances by $4.1 million. This increase to the accounts receivable reserve resulted from a change in management’s estimate of the collectability of certain disputed retailer deductions and chargebacks. The uncertainty associated with the pending merger has resulted in more cautious buying decisions and more resistance to settlement relative to chargebacks by our domestic customers. This recent action has caused management to revise its estimates of the collectability of disputed items downward. In spite of the additional provision, we will continue to pursue collection of all disputed charges.

Foreign sales showed a net increase of $1.8 million, which consisted of $4.7 million in favorable foreign currency fluctuations, offset by $2.9 million in actual sales decline.

Gross profit for the third quarter declined $10.0 million from $25.8 million in fiscal 2006 to $15.8 million in fiscal 2007 due to lower sales, as well as, the increase in the accounts receivable reserve. As a percent of net sales, gross profit declined to 16.6% in the third quarter of fiscal 2007 compared to 20.2% in the same quarter of 2006, primarily due to the impact on net sales from the change in the accounts receivable reserve.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $29.3 million for third quarter of fiscal 2007 compared to $37.0 million for third quarter of fiscal 2006. U.S. operations reduced selling, general and administrative expenses by $6.1 million due to a decline in promotional expenditures such as television and certain other media, trade show expense and cooperative advertising expenses, lower salaries and benefits due to lower average headcount and a decline in other operating expenses due to cost cutting initiatives. The remaining reduction from the foreign entities was primarily a result of decreased promotional spending and lower salaries and benefits due to lower average headcount in Europe.

Impairment Loss on Intangible Assets
Intangible assets comprised entirely of the Company’s brand names are subject to a fair value impairment test on an annual basis, or more frequently if circumstances indicate a potential impairment. Each quarter management performs a review to determine if events would require an interim evaluation. In the third quarter of fiscal 2007, management determined that the uncertainty associated with the pending merger, along with the drop in domestic sales represented a triggering event, and an interim evaluation of the brands was performed. This interim evaluation was done on a stand alone basis, and did not consider potential changes in the use or performance of the brands that may result following the pending merger.

As a result of this interim evaluation, the Company determined that the implied fair value of the George Foreman tradename was less than its carrying value, and recorded a non-cash impairment charge totaling $12.5 million. The Company also plans to complete its independent annual test for impairment at the end of the fourth quarter of fiscal 2007.

Net Interest Expense
Net interest expense was $9.0 million for the third quarter of fiscal 2007 compared to $8.4 million for the third quarter of fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.1% in the third quarter of fiscal 2007 compared to 7.7% in fiscal 2006. The increase in the rate is due to the increase in the LIBOR rate in the U.S. and Europe. The average amount of all debt outstanding was $312.0 million for the third quarter of fiscal 2007 compared to $345.3 million for the third quarter of fiscal 2006.

Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The effective tax rate for the third quarter fiscal 2007 is 8.8%, with a tax benefit of $3.1 million on a pretax loss of $35.0 million. The tax benefit booked varied from the statutory rates mainly due to full valuation allowances being placed on book losses in the U.S. and certain foreign entities. The Company expects the current year’s effective tax rate to vary significantly from the prior year’s rate due to the following one-time events that occurred in fiscal 2006: 1) U.S. tax of $4.6 million on an inter-company foreign exchange gain with no related pretax income, 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

FIRST THIRTY-NINE WEEKS 2007 COMPARED TO FIRST THIRTY-NINE WEEKS 2006

Results of Operations

The following table sets forth our results of operations as a percentage of net sales for the thirty-nine weeks ended:

	Thirty-nine weeks ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	69.4%	69.7%
Distribution expenses	7.0%	6.7%

Gross profit	23.6%	23.6%
Selling, general and administrative expense	25.7%	25.9%
Impairment loss on goodwill and intangible assets	3.0%	0.0%
Restructuring costs	0.2%	0.0%

Operating loss	-5.3%	-2.3%

Net Sales and Gross Profit
Salton’s worldwide sales were $424.4 million in the first thirty-nine weeks of fiscal 2007 versus $506.5 million in the first thirty-nine weeks of fiscal 2006. Net sales decreased domestically by $95.5 million. This decrease includes $16.8 million of planned reductions of discontinued non-core products, including reductions associated with the sale of the tabletop business in September 2005 and the discontinuation of the U.S. personal care product lines, as well as product shortages that occurred during the first quarter of fiscal 2007 when liquidity constraints caused inventory shortages, followed by acceptance issues associated with price increases that occurred due to higher raw material costs at our suppliers. In the U.S., the George Foreman brand experienced a decline in consumer demand due to pricing issues, as well as a loss of business due to supply issues caused by liquidity constraints. The Toastmaster brand declined due primarily to the loss of the opening price point business at Target and other retailers. Additionally, the Company was impacted from an overall slowdown in orders from customers due to the pending merger. Domestic net sales were further impacted by the need to increase the provision for returns and allowances by $4.1 million. This increase to the accounts receivable reserve resulted from a change in management’s estimate of the collectability of certain disputed retailer deductions and chargebacks. The uncertainty associated with the pending merger has resulted in more cautious buying decisions and more resistance to settlement relative to chargebacks by our domestic customers. This recent action has caused management to revise its estimates of the collectability of disputed items downward. In spite of the additional provision, we will continue to pursue collection of all disputed charges.

Foreign sales showed a net increase of $13.5 million, which consisted of $14.2 million in favorable foreign currency fluctuations, offset by $0.7 million in actual sales decline.

Gross profit for the first thirty-nine weeks of fiscal 2007 declined $19.7 million from $119.8 million in fiscal 2006 to $100.1 million in 2007. As a percent of net sales, gross profit was unchanged at 23.6% in the first thirty-nine weeks of fiscal 2007, compared to the same period of 2006. Lower sales volumes resulted in declining gross profit, offset by a more favorable product mix including fewer closeouts and a higher percentage of core products in 2007. Gross profit was further impacted by the increase in the accounts receivable reserve. These decreases in gross profit were partially offset by a $3.9 million decline in distribution expense resulting from lower sales and inventory levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $109.0 million for the first thirty-nine weeks of fiscal 2007 compared to $130.8 million for the first thirty-nine weeks of fiscal 2006. U.S. operations reduced selling, general and administrative expenses by $15.1 million, due to a decline in promotional expenditures such as television and certain other media, trade show expense and cooperative advertising expenses, lower salaries and benefits due to lower average headcount and a decline in other operating expenses due to cost cutting initiatives. The remaining reduction from the foreign entities was primarily a result of decreased promotional spending and lower salaries and benefits due to lower average headcount in Europe.

Impairment Loss on Intangible Assets
Intangible assets comprised entirely of the Company’s brand names are subject to a fair value impairment test on an annual basis, or more frequently if circumstances indicate a potential impairment. Each quarter management performs a review to determine if events would require an interim evaluation. In the third quarter of fiscal 2007, management determined that the uncertainty associated with the pending merger, along with the drop in domestic sales represented a triggering event, and an interim evaluation of the brands was performed. This interim evaluation was done on a stand alone basis, and did not consider potential changes in the use or performance of the brands that may result following the pending merger.

As a result of this interim evaluation, the Company determined that the implied fair value of the George Foreman tradename was less than its carrying value, and recorded a non-cash impairment charge totaling $12.6 million. The Company also plans to complete its independent annual test for impairment at the end of the fourth quarter of fiscal 2007.

Restructuring Costs
As a result of our U.S. restructuring, we incurred $1.0 million in restructuring costs during the first thirty-nine weeks of fiscal 2007 related to severance costs. Restructuring costs of $0.2 million in the first thirty-nine weeks of 2006 consisted of warehouse rationalization.

Payments of $1.0 million were made for the year-to-date fiscal 2007, including $0.3 million of stock-based compensation. Accrued restructuring costs were $0.1 million as of March 31, 2007.

On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. As of March 31, 2007, the Company has issued the total award of 141,510 shares. The Company has recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

Net Interest Expense
Net interest expense was $28.8 million for the first thirty-nine of fiscal 2007 compared to $28.6 million for the first thirty-nine weeks of fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.5% in the first thirty-nine weeks of fiscal 2007 compared to 8.1% for the same period in fiscal 2006. The average amount of all debt outstanding was $339.9 million for the first thirty-nine weeks of fiscal 2007 compared to $396.6 million for the first thirty-nine weeks of fiscal 2006.

Income Taxes
The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The effective tax rate for the first thirty-nine weeks of fiscal 2007 is 6.0% with income tax benefit of $3.1 million on a pretax loss of $51.3 million. The tax benefit booked varied from the statutory rates mainly due to full valuation allowances being placed on book losses in the U.S. and certain foreign entities. The Company expects its effective tax rate for fiscal 2007 to differ significantly from the prior year’s rate due to the following one-time events which occurred in the first half of FY 2006: 1) U.S. tax of $ 4.6 million on an inter-company foreign exchange gain with no related pretax income 2) the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards and 3) the increase of $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

In the second quarter of fiscal year 2007, the Internal Revenue Service completed its examination of Salton’s consolidated federal income tax returns for fiscal years 2001 through 2004, resulting in a potential tax refund, subject to review by the Joint Committee on Taxation. As a result of the IRS examination, the Company’s fiscal year 2005 income tax return has been amended accordingly and will not be subject to any future IRS examination. Salton’s management consented to the results of the examination in the second quarter. The Joint Committee on Taxation approved the results of the IRS examination early in the fourth quarter, and the income tax refund will be recorded in that quarter. Additionally, as a result of the examination, the Company has agreed to a revision of its tax deductible trade name tax basis resulting in a $2.0 million benefit to the tax provision in the thirty-nine weeks ended March 31, 2007.

Discontinued Operations
In the first thirty-nine weeks of fiscal 2007, no operations of the Company were reported as discontinued operations. On September 29, 2005, the Company completed the sale of its 52.6% ownership interest in Amalgamated Appliances Holdings Limited (“AMAP”), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, the Company received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction, and recorded a gain of $27.8 million, net of tax. Also, the Company licensed its George Foreman®, Russell Hobbs® and Carmen® branded products to AMAP following the transaction.

The following is a summary of financial results included within discontinued operations:

Thirty-nine weeks ended
April 1, 2006
Net sales from discontinued operations	$68,798

Income from discontinued operations before income taxes	$5,477
Income taxes	2,338
Minority Interest	1,404

Income from discontinued operations, net of tax	$1,735

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Continuing Operations The following discussion excludes the impact on cash flows from discontinued operations in fiscal 2006.

Our primary sources of liquidity are our cash flow from continuing operations and borrowings under our senior secured credit facilities. In the first thirty-nine weeks of fiscal 2007, the Company’s continuing operations provided $34.9 million in cash flow. In the same period of fiscal 2006, our continuing operations provided $9.0 million in cash flow. This improvement was primarily the result of a decrease in inventory in fiscal 2007 due to closeouts of certain brands and product lines.

Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. Given the seasonal nature of our business, borrowings and borrowing capacity tend to be highest in mid-fall and early winter.

The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Australian dollar against United States dollars.

Investing Activities
In the first thirty-nine weeks of fiscal 2007, the Company used $8.0 million for capital expenditures. In the first thirty-nine weeks of fiscal 2006, we had $80.9 million in proceeds from the sale of discontinued operations as a result of the AMAP transaction and $14.2 million in proceeds from the sale of tabletop assets.

Financing Activities
During the first thirty-nine weeks of fiscal 2007, we repaid $11.9 million on our worldwide credit facilities. We also made $18.5 million in repayments of long-term debt, of which $11.1 million was for the payment of accrued interest on the Second Lien Notes, which was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments.

On December 28, 2006, the Company issued 701,600 shares of Salton common stock to Harbinger Capital Partners Master Fund I, Ltd. (“Harbinger”) for an aggregate purchase price of approximately $1.8 million ($2.50 per share).

Credit Facilities, Other Debt and Preferred Stock
The Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report on Form 10-K contains the detailed terms for our credit facilities, other debt and preferred stock, which include the following:
•	Senior Secured Credit Facility

•	Second Lien Credit Agreement

•	Intercreditor Agreement

•	Senior Subordinated Notes

•	Salton Europe Facility Agreement

•	Other Credit Facilities

•	Series C Preferred Stock

•	Convertible Preferred Stock
An update of the above items is discussed below.

Senior Secured Credit Facility — As of May 11, 2007, we had borrowed $100.0 million under the senior secured credit facility and had approximately $3.1 million available under this facility for future borrowings.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 6.5% (effective August 15, 2006) equaling 11.86% at May 11, 2007; or the Base Rate (prime rate), plus 4.5% (effective August 15, 2006) equaling 12.75% at May 11, 2007. The Company has the option to convert any base rate loan to LIBOR rate loan.

Tenth Amendment to Senior Secured Facility — On February 12, 2007, the Company entered into a tenth amendment to the senior secured credit facility (the “Tenth Amendment”). The Tenth Amendment, among other things: (1) provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $27.2 million must be reduced to a maximum of $23.0 million by the end of June 2007; (2) eliminates the fixed charge coverage ratio and minimum EBITDA covenants through and including June 2007 and revises such covenants thereafter; (3) adds a monthly cash flow covenant from April through June 2007; and (4) places a limit of availability of $105.0 million through June 2007.

Eleventh Amendment to Senior Secured Facility — On April 13, 2007, the Company entered into an eleventh amendment to the senior secured credit facility (the “Eleventh Amendment”). The Eleventh Amendment, among other things, increased the additional overadvance from $27.2 million to $32.2 million. In addition, it provides that the combined outstanding amount of the existing overadvance of up to $16.2 million plus the additional overadvance of up to $32.2 million must be reduced to a maximum of $23.0 million by the end of June 2007.

Second Lien Credit Agreement- The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, currently 12.38%, payable in cash on January 15th and July 15th of each year.

Salton Europe Facility Agreement - On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company’s European subsidiaries to borrow funds as needed in an aggregate amount not to exceed £61.0 million (approximately $120.0 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At March 31, 2007, these rates for borrowings denominated in the Great Britain Pound were 12.4% and 8.2% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.1%.

The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of £50.0 million (approximately $98.4 million) and two Term Loan Facilities of £5.0 million and £6.0 million (approximately $9.8 million and $11.8 million, respectively). The Company uses borrowings under these facilities for working capital purposes. As of March 31, 2007, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of £2.9 million (approximately $5.8 million) and borrowings denominated in the U.S. Dollar of $3.4 million.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adopting Interpretation 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans.” This statement requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting this statement on the consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the interpretation on the consolidated financial statements.

Forward Looking

We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

Item 3. Quantitative And Qualitative Disclosures About Market Risks
The market risk of the Company’s financial instruments as of March 31, 2007 has not significantly changed since July 1, 2006. The market risk profile of the Company on July 1, 2006 is disclosed in the Company’s 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Salton carried out an evaluation, under the supervision and with the participation of Salton’s management, including Salton’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.
(b) Changes in internal controls. As reported in the Company’s Fiscal 2006 Annual Report on Form 10-K, management determined that, as of July 1, 2006, actions taken to remediate a previously disclosed internal control deficiency related to the Company’s preparation and review of its income tax provision and related income tax accounting procedures had not been fully implemented and tested. This deficiency, which constituted a material weakness, required further action, which continued into fiscal 2007. The remediation process includes:
1.	Implementing additional policies and improving interim reporting requirements for the Company’s foreign subsidiaries to ensure the accuracy of accounting and tax calculations and supporting detailed schedules;

2.	Streamlining the processes to ensure adequate time for review and controls testing;

3.	Continuing the utilization of external resources to supplement the Company’s tax personnel; and

4.	Additional training of finance and tax personnel as required;
These remediation plans will continue to be implemented and monitored during the remainder of this fiscal year. The material weakness will not be considered remediated until the remedial procedures operate for a period of time, are subsequently tested and management has concluded that the procedures are operating effectively.

There were no other changes in the Company’s internal controls during the quarter ended March 31, 2007 that could materially affect or is reasonably likely to affect the Company’s internal controls over financial reporting.

Part II: Other Information
Item 1: Legal Proceedings
Product Liability

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs’ attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The products liability insurer of the Company and the insurer of the manufacturer of the product are cooperating in the defense of the lawsuit.

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

Jay Kordich v. Salton, Inc.

On October 19, 2005, a lawsuit named Jay Kordich v. Salton, Inc. was filed in the United States District Court for the Southern District of California. The plaintiff in this action is seeking a judicial determination that a covenant not to compete in an agreement between him and Salton is invalid and unenforceable against him plus attorneys’ fees and costs. Salton believes that the lawsuit is without merit.

The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse effect on its business, financial condition or results of operations. Therefore, no amounts have been accrued for such claims.

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

Item. 1A Risk Factors.
In the course of operations, we are subject to certain risk factors, which are set forth above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statement Disclosure and in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
•	the ability of APN Holdco to obtain the financing contemplated by financing commitments received or alternative financing pursuant to the merger agreement;

•	the failure to obtain approval of the merger from Salton stockholders;

•	the failure to obtain required third party consents to the Merger;

•	the ability of the two businesses to be integrated successfully;

•	the ability of the combined company to fully realize the cost savings and synergies from the proposed transaction within the proposed time frame;

•	disruption from the merger may make it more difficult to maintain relationships with customers, employees or suppliers;

•	completion of the merger may result in dilution of future earnings per share to the stockholders of Salton;

•	the combined company’s net operating loss carryforwards may be limited as a result of the merger; and

•	costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.
Item. 6 Exhibits.
The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-Q.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	SALTON, INC.
/s/ William M. Lutz
William M. Lutz
Interim Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.55	Separation Agreement dated as of October 18, 2006 by and between William B. Rue and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 18, 2006.

10.56	Agreement dated as of November 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2006.

10.57	Amendment, dated as of December 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2006. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2006.

10.58	Stock Purchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.

10.59	Registration Rights Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.

10.60	Debt Repurchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.

10.61	Extension Agreement dated as of November 15, 2006 between George Foreman and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 12, 2007.

10.62	Second Amendment to Rights Agreement dated as of February 7, 2007, by and between Salton, Inc. and UMB Bank, N.A. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007

10.63	Agreement and Plan of Merger dated as of February 7, 2007 by and between Salton, Inc., SFP Merger Sub, Inc., and APN Holding Company, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007

10.64	Commitment Agreement dated as of February 7, 2007 by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007

10.65	Tenth Amendment to Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2007.

10.66	Eleventh Amendment to Amended and Restated Credit Agreement dated as of April 13, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 13, 2007.

10.67	Separation Agreement and General Release dated as of April 30, 2007 by and between Leon Dreimann and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2007.

12(A)	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification By The Interim Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2	Certification By The Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification of The Interim Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of The Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002