Form 10-K
period 2007-06-30
SALTON INC
filed 2007-10-09
CIK 878280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From to

Commission file number 0-19557

SALTON, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	36-3777824 (I.R.S. Employer Identification No.)

1955 Field Court Lake Forest, Illinois (Address of Principal Executive Offices)	60045 (Zip Code)

Registrant’s Telephone Number, including area code:
(847) 803-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	None
Rights to Purchase Series B Junior Participating Preferred Stock	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark of the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether this registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of December 30, 2006 was approximately $33,942,353 computed on the basis of the last reported sale price per share $2.25 of such stock on the NYSE. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock outstanding as of September 7, 2007 was 15,351,539.

Documents Incorporated by Reference:

None

SALTON, INC.

INDEX TO FORM 10-K
For the Fiscal Year Ended June 30, 2007

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the statements under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our ability to repay or refinance our indebtedness as it matures and satisfy the redemption obligations under our preferred stock;

•	our ability to continue to realize the benefits we expect from our U.S. restructuring plan;

•	our substantial indebtedness and our ability to comply with restrictive covenants in our debt instruments;

•	our ability to access the capital markets on attractive terms or at all;

•	our relationship and contractual arrangements with key customers, suppliers, strategic partners and licensors;

•	unfavorable outcomes from pending legal proceedings;

•	cancellation or reduction of orders;

•	the timely development, introduction and customer acceptance of our products;

•	dependence on foreign suppliers and supply and marketing constraints;

•	competitive products and pricing;

•	economic conditions and the retail environment;

•	international business activities;

•	the cost and availability of raw materials and purchased components for our products;

•	the risks related to intellectual property rights; and

•	the risks relating to regulatory matters and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission Filings.

As discussed in Recent Developments in Item 1. “Business,” the Company entered into an Agreement and Plan of Merger with APN Holding Company, Inc. on October 1, 2007. Uncertainties regarding the merger include, but are not limited to those described under Item 1A, “Risk Factors,” including:

•	the failure to obtain approval of the merger and other related proposals from Salton stockholders;

•	the ability of the two businesses to be integrated successfully;

•	the ability of the combined company to fully realize the cost savings and synergies from the proposed transaction within the proposed time frame;

•	disruption from the merger may make it more difficult to maintain relationships with customers, employees or suppliers;

•	completion of the merger may result in dilution of future earnings per share to the stockholders of Salton;

•	the combined company’s net operating loss carryforwards may be limited as a result of the merger; and

•	costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.

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

PART I

As used in this annual report on Form 10-K, “we,” “us,” “our,” “Salton” and “the Company” refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires. On September 29, 2005, we completed the sale of our 52.6% ownership interest in Amalgamated Appliance Holdings (“AMAP”), a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. Accordingly, we have reported the sale of AMAP as discontinued operations in the financial statements and all statistical data reported excludes AMAP for the periods presented.

Item 1.	Business

General

Salton, Inc. is a leading designer, marketer and distributor of branded, high quality small appliances, home décor and personal care products. Our product mix includes a broad range of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. We sell our products under our portfolio of well recognized brand names such as Salton®, George Foreman®, Westinghousetm, Toastmaster®, Melitta®, Russell Hobbs®, Farberware® and Stiffel®. We believe our strong market position results from our well-known brand names, our high quality and innovative products, our strong relationships with our customer base and our focused outsourcing strategy.

We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of independent commissioned sales representatives. We predominantly sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. Our customers include many premier retailers, such as Wal-Mart , Target Corporation, Argos Limited, Sears, Kohl’s Department Stores, J.C. Penney Company, Bed, Bath & Beyond, Federated Department Stores, Dixon Stores Group Limited, Linens ’N Things and Comet Group, Plc. We also sell certain of our products directly to consumers through paid half-hour television programs referred to as infomercials and our Internet websites.

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

Fiscal Year	Year Ended	Weeks

2007	June 30, 2007	52
2006	July 1, 2006	52
2005	July 2, 2005	52

Recent Developments

On August 1, 2007, we received from APN Holding Company, Inc. (“APN Holdco”) written notice of termination of the merger agreement dated February 7, 2007 between Salton and APN Holdco, the parent company of Applica Incorporated.

On August 1, 2007, the New York Stock Exchange suspended trading on our common stock and disclosed that application to the Securities and Exchange Commission to delist our common stock from the NYSE is pending completion of applicable procedures. The NYSE disclosed that the decision to suspend and delist our common stock was reached due to failure to maintain NYSE continued listing standards regarding average global market capitalization. Since August 6, 2007, our common stock has been quoted under the symbol “SFPI.PK” as an Over The Counter (“OTC”) security on The Pink Sheets Electronic Quotation Service.

On August 13, 2007, we announced that we entered into an amendment to our senior credit facility that provides us with additional borrowing capacity and, subject to certain conditions, extends the date on which we must repay the outstanding overadvances under the facility to November 10, 2007.

On October 1, 2007, we entered into an Agreement and Plan of Merger with APN Holding Company, Inc. (“APN Holdco”), the parent company of Applica Incorporated, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holdco is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

In addition to the merger, the definitive merger agreement contemplates the consummation of the following transactions simultaneously with the closing of the merger: (1) the mandatory conversion of all outstanding shares of Salton’s Series A Voting Convertible Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; (2) the mandatory conversion of all outstanding shares of Salton’s Series C Nonconvertible (NonVoting) Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; and (3) the exchange by Harbinger Capital Partners of approximately $90 million principal amount of Salton’s second lien notes and approximately $15 million principal amount of Salton’s 2008 senior subordinated notes, for shares of a new series of non-convertible (non voting) preferred stock of Salton, bearing a 16% cumulative preferred dividend.

We intend to complete this transaction within the next three to four months. The consummation of the merger and related transactions is subject to various conditions, including the approval by the Salton stockholders and the absence of legal impediments. The merger and related transactions are not subject to any financing condition.

Concurrently with the execution and delivery of the Merger Agreement, Salton, its subsidiaries, Silver Point Finance, LLC, (“Silver Point”) as co-agent for the lenders under Salton’s senior secured credit facility and Harbinger Capital Partners entered into a Loan Purchase Agreement. The Loan Purchase Agreement provides that at any time (1) from and after the date any party to the Merger Agreement has, or asserts, the right to terminate the Merger Agreement or the Merger Agreement is terminated and/or (2) on or after November 10, 2007 and prior to February 1, 2008 (provided, in each case, no insolvency proceeding with respect to Salton or its subsidiaries is then proceeding), at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point certain overadvance loans outstanding under Salton’s senior secured credit facility having an aggregate principal amount of up to approximately $68.5 million. The purchase price shall be equal to 100% of the outstanding principal amount of the overadvance loans, plus all accrued and unpaid interest thereon through and including the date of purchase.

In the event that Harbinger Capital Partners purchase the overadvance loans pursuant to the Loan Purchase Agreement, the amount of the purchased overadvance loans will be deemed discharged under our senior secured credit facility and the principal amount of such over advance loans, plus all accrued and unpaid interest thereon and a $5 million drawdown fee payable to Harbinger Capital Partners as a result of such purchase, will be automatically converted to loans under a new Reimbursement and Senior Secured Credit Agreement dated as of October 1, 2007 among Harbinger Capital Partners, Salton and its subsidiaries that are signatories thereto as borrowers and guarantors.

The Loan Purchase Agreement also provides that under certain circumstances, including the commencement of an insolvency proceeding with respect to Salton or its subsidiaries, at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point all of the outstanding obligations under Salton’s senior secured credit facility (and Harbinger Capital Partners Special Situations Fund, L.P. shall become the agent and co-agent thereunder).

The Reimbursement and Senior Secured Credit Agreement has a maturity date of January 30, 2008. The interest rate with respect to loans under the Reimbursement and Senior Secured Credit Agreement is the six month LIBOR plus 10.5%, payable in cash on the last business day of each month. The default rate is LIBOR plus 12.5%.

On October 1, 2007 and in connection with the Loan Purchase Agreement: (a) we entered into a waiver, consent, forbearance and seventeenth amendment to its senior secured credit agreement pursuant to which Silver Point (1) permits the transactions contemplated by the Loan Purchase Agreement and related documents, (2) waives any event of default resulting from a going concern qualification in the report by Salton’s independent auditors accompanying Salton’s audited financial statements as of and for the period ending June 30, 2007, and (3) subject to certain conditions, forbears from exercising remedies with respect to certain existing events of default relating to, among other things, the filing of Salton’s annual report on Form 10-K for the fiscal year ended June 30, 2007 and the delivery of foreign stock pledge agreements and blocked account control agreements; (b) we entered into a waiver, consent and first amendment to its second lien credit agreement which, among other things, permits the transactions contemplated by the Loan Purchase Agreement and related documents; (c) the agent and co-agent for our senior secured credit agreement, the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for our second lien credit agreement entered into an Amended and Restated Intercreditor Agreement which, among other things, governs the priority of rights among the lenders; and (d) the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for the second lien credit agreement entered into a Junior Intercreditor Agreement governing the priority of rights among the lenders thereunder.

Business Segment and Product Information

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. We believe this segmentation is appropriate based upon Management’s operating decisions and performance assessment. Nearly all of our products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Our products are distributed through similar distribution channels and customer base using the marketing efforts of our Global Marketing Team.

Brand Portfolio

Our brand portfolio contains many time-honored traditions as well as recently established names within the international housewares industry. We believe this brand portfolio contains many brands with strong consumer recognition throughout the world. While many of our brands are owned, we continue to enhance our portfolio through licensing agreements and strategic alliances. Our brands include:

Salton®	Santa FeTM	HadenTM
George Foreman®	WestinghouseTM	Toastmaster®
Russell Hobbs®	One:OneTM	Stiffel®
Melitta®	Breadman®	Carmen®
Farberware®	Andrew CollingeTM	Juiceman®
iCEBOX®	Carmengirls.comTM	UltrasonexTM

We develop and introduce a wide selection of new products and enhance existing products to satisfy the various tastes, preferences and budgets of consumers and to service the needs of a broad range of customers. Our product groups include Small Appliances and Electronics for the Home, Home Décor, and Personal Care and Wellness. In an effort to focus the Company on its core products, we made certain planned reductions in all product groups as part of our actions to return to profitability. However, such actions do not completely eliminate or preclude future product innovations in any product group.

The following table sets forth the approximate amounts of our net sales by product group during the periods shown.

	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Small Appliances and Electronics for the Home	$476,824	$565,511	$648,869
Home Décor	22,436	41,820	80,241
Personal Care and Wellness	24,041	28,629	52,626

Total	$523,301	$635,960	$781,736

Small Appliances and Electronics for the Home

We design, market and distribute an extensive line of small appliances and electronics for the home. These products consist of heating appliances, motor driven appliances, beverage makers, cookware and floor care.

Within our small appliance and electronics group, Salton is known for the George Foreman branded product line which started as a single grill in 1995. Since 1995, Salton has sold over 90 million units of the George Foreman line worldwide. We have established the George Foreman name as a significant product brand, representing approximately 41.7%, 39.9%, and 38.4% of our sales in the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, respectively. In recognition of the continued success of the George Foreman line, Salton shipped to retailers the 10th Anniversary George Foreman grill during the first quarter of fiscal 2006. In the second quarter of fiscal 2006, Salton made its first shipment of the “G5” Next Grilleration grills, the first series of new George Foreman Grills with removable plates. The “G5” features five interchangeable, dishwasher safe plates which can be used as a grill or griddle and for baking as well as making waffles.

In addition to Foreman, the Company sells appliances using time honored brands such as Russell Hobbs, Toastmaster, Juiceman, Breadman, Melitta, Farberware, Westinghouse, Haden and Salton.

Home Décor

This range of products consists of time and lighting products. Our time products include a variety of clocks and timers. Salton also markets lighting products under the Stiffel brand.

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

Customers and Distribution Channels

We currently market and sell our products in North America, Europe, Asia, Australia, New Zealand, South America and the Middle East through an internal sales force and a network of commissioned sales representatives. We predominately sell our products to mass merchandisers, department stores, specialty stores and mail order catalogs. We also sell products directly to consumers through infomercials and Internet websites.

We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition.

Our total net sales to our five largest customers during fiscal 2007 were 30.5% of net sales, with Wal-Mart Stores Inc. representing 10.1% of our net sales, Target Inc. representing 7.1% of our net sales and Argos Ltd. representing 6.2% of our net sales. Our total net sales to our five largest customers during fiscal 2006 were 33.6% of net sales, with Target Inc. representing 9.8% of our net sales, Wal-Mart Stores Inc. representing 9.3% of our net sales and Argos Ltd. representing 5.9% of our net sales. In fiscal 2005, our total net sales to our five largest customers were 37.3% of net sales, with Target Inc. representing 12.6% of our net sales, Wal-Mart Stores Inc. representing 8.5% of our net sales and Argos Ltd. representing 7.1% of our net sales.

During fiscal 2007, 2006, and 2005, sales recorded outside of North America accounted for 49.1%, 42.1%, and 43.2% of total net sales, respectively. These figures include shipments directly imported to customers in North America. See Note 17 of the Notes to Consolidated Financial Statements for information regarding revenues of the Company’s geographic areas for each of the three fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005.

Sources of Supply

Most of our products are manufactured to our specifications by manufacturers located primarily in the Far East. We believe that we maintain good business relationships with our overseas manufacturers. We do not maintain long-term purchase contracts with manufacturers and operate principally on a purchase order basis. We believe we are not currently dependent on any single manufacturer. However, one supplier located in China accounted for approximately 43% of our product purchases during 2007, 37% of our product purchases during 2006, and 32% of our product purchases during 2005. We believe that the loss of any one supplier would not have a long term material adverse effect on our business because other suppliers with which we do business would be able to increase production to fulfill our requirements. However, the loss of a supplier could, in the short term, adversely affect our business until alternative supply arrangements are secured.

Backlog

Although we obtain firm purchase orders from our customers, customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. In addition, customers may reschedule or cancel firm orders. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

Competition

We compete in the global housewares market. While the Domestic and Western European markets are strongly developed, the remainder of the global market is less developed and we believe offers significant opportunities for business expansion. We compete with established companies, some of which have substantially greater facilities, personnel, financial and other resources than we have. Competition is based upon price, access to retail shelf space, product features and enhancements, brand names, new product introductions and marketing.

The retail industry continues to consolidate leaving fewer retail outlets and increased competition for shelf space. We expect retailers will continue to consolidate their vendor base by dealing primarily with a smaller number of suppliers that can offer a diversified product mix, meet logistical and volume requirements and offer comprehensive levels of customer service and marketing support. We believe our competitive pricing, high level of customer service as well as our portfolio of well recognized brand names, new technology and innovative products, position us to compete and benefit from this environment.

Seasonality

Due to holiday buying patterns, sales are traditionally higher in the second fiscal quarter than in the other quarterly periods and the Company typically earns a disproportionate share of operating income in this quarter.

Trademarks, Patents and Licensing Arrangements

We hold numerous patents and trademarks registered in the United States and foreign countries for various products and processes. We have registered certain of our trademarks with the United States Patent and Trademark Office and we consider these trademarks to be of considerable value and of material importance to our business. The Company’s right to use these trademarks continues as long as it uses these names.

Salton maintains many licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of our agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Some of our agreements contain minimum royalty payments, which are reflected in the Contractual Obligations table in Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Employees

As of June 30, 2007, we employed approximately 897 persons. None of the Company’s employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees.

Additional Information

We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

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

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Corporate Governance Guidelines, and

•	Code of Business Conduct and Ethics.

Item 1A.	Risk Factors

Prospective investors should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before purchasing our securities. In particular, prospective investors should note that this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. See “Cautionary Statement Regarding Forward-Looking Information.” The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

We have a history of net losses, we expect to continue to incur net losses, and our ability to continue as a going concern is dependent on our ability to consummate the merger agreement with APN Holding Company, Inc. (“APN Holdco”).

We have incurred significant operating losses over the past several years and have an accumulated deficit of $80.5 million as of June 30, 2007. Our senior secured credit facility requires the repayment of outstanding overadvances of approximately $62.0 million by November 10, 2007. In addition, we have approximately $161.5 million of debt maturing in fiscal 2008. On October 1, 2007, we signed an Agreement and Plan of Merger with APN Holdco. We believe that without the consummation of the merger, we will not have sufficient cash to fund our activities in the near future, and we will not be able to continue operating. We cannot assure you that we will be able to complete the merger. As such, our continuation as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based upon the foregoing, our independent registered accounting firm has included an explanatory paragraph in their report on our financial statements related to the uncertainty in our ability to continue as a going concern.

Our substantial indebtedness continues to adversely affect our financial health and may prevent us from fulfilling our payment obligations.

We have a significant amount of indebtedness relative to our equity size. As of September 7, 2007, we had total consolidated indebtedness of approximately $316.4 million, including approximately $118.7 million under our senior secured credit facility, $103.3 million of Second Lien Notes, approximately $58.1 million of 2008 Notes, excluding $0.6 million related to the fair value of a monetized fixed to floating interest rate swap on the 2008 Notes, and $25.2 million under our European facility agreement. We may incur additional indebtedness in the future, including through additional borrowings under the second lien credit agreement (which permits the issuance of up to an additional $6.7 million principal amount of Second Lien Notes), our senior secured credit agreement and our European facility agreement, subject to availability.

Based on our fiscal year 2008 operating plan, we do not believe that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility or other sources of funds in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We are actively pursuing various alternatives to improve our liquidity position, including reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling assets or operations and/or reducing expenditures for new product development, cutting other costs, and some of such actions would require the consent of our senior lenders, the holders of the Second Lien Notes, the holders of the 2008 Notes and/or the lenders under our European facility agreement. We can not assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs, that such actions would not dilute the ownership interest of stockholders and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement, the indenture governing the 2008 Notes or the European facility agreement.

Our high level of debt could have important consequences for you, such as:

•	our debt level makes us more vulnerable to general adverse economic and industry conditions;

•	our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements may be limited;

•	we will need to use a substantial portion of our cash flow from operations for the payment of the principal of, and interest on, our indebtedness (thereby reducing the amount of money available to fund working capital, capital expenditures or other general corporate purposes);

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete may be limited; our debt level could impact our ability to maintain favorable credit terms with our suppliers;

•	our debt level could limit our ability or increase the costs to refinance indebtedness; and

•	our debt level may place us at a competitive disadvantage to our less leveraged competitors.

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

We must either repay or refinance significant debt obligations due in November 2007 and during the next twelve months.

We must repay up to approximately $62 million of overadvances under our senior secured credit agreement on or before November 10, 2007. In addition, we have significant maturities of debt during the next twelve months. These maturities are March 31, 2008 under the second lien credit agreement, April 15, 2008 under the indenture governing the 2008 Notes and December 22, 2008 under the European facility agreement. We are also required to exchange all of the outstanding shares of Series A convertible preferred stock for an aggregate of $40.0 million in cash or shares of our common stock on September 15, 2008. We will not have sufficient cash flow from operations to repay all of our indebtedness when due, satisfy our redemption obligations under our preferred stock agreement and fund our other liquidity needs.

We have experienced a decline in domestic market sales and continue to implement a domestic restructuring plan.

Our domestic sales have decreased in fiscal 2007 as compared to fiscal 2006. A portion of that decline is attributable to our sale of the tabletop business in September 2005, discontinued product lines and delays in production from suppliers. We continue to implement our domestic cost reduction plan, and we expect additional cost reductions in fiscal 2008. The cost savings will principally come from a rationalization of operations, brands and SKUs and the costs related to them.

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

As a result of our declining sales, we have taken, and may have to take in the future, impairment charges to certain of our trade names.

Our international operations, and expansion of these operations, subjects us to additional business risks and may cause our profitability to decline due to increased costs.

During fiscal 2007, 2006 and 2005, sales recorded outside of North America accounted for 49.1%, 42.1%, and 43.2% of total net sales, respectively. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:

•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build a brand identity without certainty that we will be successful;

•	local and economic conditions;

•	unexpected changes in regulatory requirements;

•	inadequate protection of intellectual property in foreign countries;

•	foreign currency fluctuations;

•	transportation costs;

•	adverse tax consequences; and

•	political and economic instability, as a result of terrorist attacks, natural disasters or otherwise.

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

Our products are predominately made from petroleum based plastic materials, steel, copper and corrugated materials. Our suppliers contract separately for the purchase of them. We can provide no assurance that our sources of supply will not be interrupted should our suppliers not be able to obtain these materials due to worldwide demand or other events that interrupt material flow.

If we were to lose one or more of our major customers, or suffer a major reduction of orders from them, our financial results would suffer.

Our success depends on our sales to our significant customers. Our total net sales to our five largest customers during fiscal 2007 were 30.5% of net sales with Wal-Mart Stores Inc. representing 10.1% of our net sales and Target Inc. representing 7.1% of our net sales. Our total net sales to our five largest customers during fiscal 2006 were 33.6% of net sales, with Target representing 9.8% of our net sales and Wal-Mart representing 9.3% of our net sales. Our total net sales to our five largest customers during fiscal 2005 were 37.3% of net sales, with Target representing 12.6% of our net sales and Wal-Mart representing 8.5% of our net sales. We do not have long-term agreements with our major customers, and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on foreign suppliers subjects us to the risks of doing business abroad.

We depend upon unaffiliated foreign companies for the manufacture of most of our products. Our arrangements with our suppliers are subject to the risks of doing business abroad, including:

•	import duties;

•	trade restrictions;

•	production delays due to unavailability of parts or components;

•	increase in transportation costs and transportation delays, including those resulting from terrorist activity;

•	work stoppages;

•	foreign currency fluctuations; and

•	political and economic instability and civil unrest, which could lead to the business failure of major suppliers.

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

The small household appliance industry is highly competitive and we may not be able to compete effectively.

We believe that competition is based upon several factors, including:

•	price;

•	access to retail shelf space;

•	product features and enhancements;

•	brand names;

•	new product introductions; and

•	marketing support and distribution approaches.

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

Our ability to successfully pursue strategic and operational initiatives will depend on the continued efforts of our Chief Executive Officer.

Our ability to successfully pursue strategic and operational initiatives will depend significantly on the efforts and abilities of William M. Lutz, our interim Chief Executive Officer and Chief Financial Officer. The loss of the services of Mr. Lutz could have a material adverse effect on our business. We do not have, and do not intend to obtain, key-man life insurance on Mr. Lutz.

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

In the event of a liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the convertible preferred stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the “Liquidation Preference”), before any distribution is made to the holders of any our common stock or any other of its capital stock ranking junior as to liquidation rights to the convertible preferred stock.

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

Our credit ratings on our senior subordinated debt have been downgraded several times during the last two years. On July 14, 2005, Standard & Poor’s withdrew its “D” corporate credit and “D” subordinated debt ratings.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, substantial costs related to our compliance with the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting and that our auditors provide an attestation relative to management’s assessment process and conclusions. Due to market capitalization levels, we are not currently required to comply with Section 404. However, we must continue to maintain and assess our system of internal controls over financial reporting, and under current regulations, compliance with Section 404 will be required in fiscal 2008. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight have been, and will continue to be, required. We have devoted additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to express an opinion on the effectiveness of our internal controls, even if our auditors issue an unqualified opinion on our financial statements for the preceding fiscal year. If the auditors are unable to provide an unqualified opinion on the effectiveness of our internal control over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.

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

Our common stock was recently delisted from the New York Stock Exchange and currently trades on the Pink Sheets Electronic Quotation Service.

Our common stock was delisted from the New York Stock Exchange (NYSE) on August 6, 2007 and has traded on the Pink Sheets Electronic Quotation Service since that time. The market for our common stock has changed since it was delisted from the NYSE. In addition, the delisting of our common stock from the NYSE may make it more difficult for us to raise capital in the future.

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

Our stockholder rights plan and various provisions of Delaware corporation law and of our corporate governance documents may inhibit changes in control not approved by our board of directors and may have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover or may deter takeover attempts by third parties. In addition, the existence of these provisions may adversely affect the market price of our common stock. These provisions include:

•	a classified board of directors;

•	a prohibition on stockholder action through written consent;

•	a requirement that special meetings of stockholders be called only by the board of directors;

•	availability of “blank check” preferred stock.

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

Merger Related Risk Factors

As discussed in Recent Developments in Item 1. “Business,” the Company entered into an Agreement and Plan of Merger with APN Holding Company, Inc. (”APN Holdco”) on October 1, 2007. Uncertainties regarding the merger include, but are not limited to the following:

The failure to integrate the businesses and operations of Salton and Applica in a timely and efficient manner could adversely affect the business of the combined company and the ability of the combined company to realize expected synergies.

The merger involves risks related to the integration and management of technology, operations and personnel of two companies. The integration of the businesses of Salton and Applica will be a complex, time-consuming and expensive process and may disrupt their respective businesses if not completed in a timely and efficient manner. Following the merger, Salton and Applica must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

We may encounter substantial difficulties, costs and delays involved in integrating operations, including:

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential resource constraints for accounting personnel;

•	inability to implement uniform standards, controls, procedures and policies;

•	integration of the research and development and product development efforts; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies.

The merger consideration is based in part on the expectation that Applica will significantly contribute to the combined company’s financial performance and if we do not realize the expected synergies or perform as well as we expect financially following the merger, we will effectively have paid too much in merger consideration.

The success of the merger will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of Applica with those of Salton. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with suppliers, customers, and employees or to achieve the anticipated benefits of the merger. In addition, successful integration of the companies will require the dedication of significant management resources, which will temporarily detract attention from the day-to-day businesses of the combined company. Even if we are able to integrate our business operations with Applica successfully, this integration may not result in the realization of the level of synergies, cost savings and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated and the benefits from the merger may be offset by costs incurred in integrating the companies.

The costs associated with the merger are difficult to estimate, may be higher than estimated and may harm the financial results of the combined company to an unexpected degree.

We believe we will incur direct transaction costs associated with the merger. In addition, the combined company will incur financing fees and debt redemption costs (assuming all redemption rights are exercised in full) in connection with the merger. The combined company will also incur costs associated with consolidation and integration of operations, which cannot be estimated accurately at this time. Additional costs may include:

•	costs of employee redeployment, relocation and retention, including salary increases or bonuses;

•	accelerated amortization of deferred equity compensation and severance payments;

•	costs of reorganization or closure of facilities;

•	costs of relocation and disposition of excess equipment; and

•	costs of termination of contracts that provide redundant or conflicting services.

Some of these costs may have to be accounted for as expenses by us that would decrease the combined company’s net income and earnings per share for the periods in which those adjustments are made. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected. In addition, the closing of the merger could be delayed beyond our expected timeline, adding costs and diverting management resources, which could adversely affect the combined company’s business, operations and financial results.

Completion of the merger and related transactions will result in dilution of future earnings per share to our stockholders.

The completion of the merger may not result in improved earnings per share of Salton or a financial condition superior to that which would have been achieved by Salton on a stand-alone basis. The merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, cost savings and growth opportunities may not be realized. If anticipated synergies, savings, growth opportunities and other anticipated benefits are not realized, the merger could result in a reduction of earnings per share of Salton as compared to the earnings per share that would have been achieved by Salton if the merger had not occurred.

Neither entity has completed its analysis of how much of its net operating loss carryforwards will be available to the combined company, and the combined company’s net operating loss carryforwards may be limited as a result of the merger.

As of June 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $95.5 million. As of March 31, 2007, Applica had net operating loss carryforwards for federal income tax purposes of approximately $119.0 million. Both entities have provided full valuation allowances for the tax benefit of such losses as well as certain tax credit carryforwards. Utilization of these net operating loss and credit carryforwards are dependent upon the combined company achieving profitable results following the merger. As a consequence of the merger, as well as earlier business combinations and issuances of common stock consummated by both companies, utilization of the tax benefits of these carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. Neither entity has completed the analyses required to determine what portion, if any, of these carryforwards will have their availability restricted or eliminated by that provision. Accordingly, some portion of these carryforwards may not be available to offset future taxable income, if any.

Uncertainty with respect to the completion of the merger could cause customers or suppliers to delay or defer purchases or other decisions and could make it more difficult for us to attract and retain key personnel.

In response to the announcement of the merger, our customers or suppliers may delay or defer purchases or other decisions. Any delay or deferral in purchases or other decisions by customers or suppliers could harm our business, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the Company until the merger is completed. As a result, our ability to attract and retain key management, sales, marketing, and technical personnel could suffer.

Item 2.	Properties

Salton leases its principal executive offices based in Lake Forest, Illinois. A summary of Salton’s principal leased operating facilities is as follows:

		Area
Location	Description	(Sq. Feet)

Redlands, CA	Warehouse	983,986
Wolverhampton, England	Warehouse	136,750
Victoria, Australia	Sales and administrative office and warehouse	75,348
Lake Forest, IL	Corporate offices and showrooms	58,680
Barueri, Brazil	Warehouse	23,465
Hong Kong, China	Sales and administrative office and warehouse	14,990
Shenzhen, China	Sales and administrative office, warehouse, and factory	14,375

In addition, Salton owns the following properties:

		Area
Location	Description	(Sq. Feet)

Wolverhampton, England	Warehouse	312,000
Laurinburg, NC	Warehouse	223,000
Macon, MO	Warehouse and repair facility	171,000
Manchester, England	Sales and administrative office and warehouse	170,756
Boonville, MO	Warehouse	169,000
Columbia, MO	Administrative offices	62,000

We believe our facilities will be suitable and adequate for our current level of operations, as well as support future growth.

Item 3.	Legal Proceedings

Product Liability

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs’ attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit.

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

Arbitration

BRX Ltd. has given notice under a contract between BRX and Salton dated December 11, 2000 of BRX’s election to have mandatory arbitration of a claim by BRX for $2.0 million plus expenses of $0.3 million owing under the contract. BRX claims the Company owes the amounts under the terms of the agreement, which gave Salton the rights to use the trademark “Vitantonio” for a period of five fiscal years ending July 1, 2006 and to acquire permanent ownership of the trademarks. The Company believes that it has valid defenses to and will be contesting all of the BRX claims.

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

Item 4.	Submissions of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “SFP” since February 26, 1999. From October 1991 until February 25, 1999, our common stock traded on the

NASDAQ National Market under the symbol “SALT.” The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported on the NYSE.

	High	Low

Fiscal 2007
First Quarter	2.72	1.95
Second Quarter	3.00	1.90
Third Quarter	3.25	2.08
Fourth Quarter	2.49	1.44
Fiscal 2006
First Quarter	4.40	1.00
Second Quarter	3.29	1.87
Third Quarter	4.13	1.26
Fourth Quarter	3.75	1.56

On August 1, 2007, the NYSE suspended trading on our common stock and disclosed that application to the Securities and Exchange Commission to delist our common stock from the NYSE is pending completion of applicable procedures. The NYSE disclosed that the decision to suspend and delist our common stock was reached due to failure to maintain NYSE continued listing standards regarding average global market capitalization. Since August 6, 2007, our common stock has been quoted under the symbol “SFPI.PK” as an Over The Counter (“OTC”) security on The Pink Sheets Electronic Quotation Service.

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

Stockholder Rights Plan

The Board of Directors of Salton adopted a stockholder rights plan (the “Rights Plan”) dated as of June 28, 2004, as amended June 7, 2006, February 7, 2007 and October 1, 2007 pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without offering fair value to our stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from us one one-thousandth of a share of a new series of Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 25 percent or more of our outstanding Common Stock.

A complete description of the Rights, the Rights Agreement between us and UMB Bank, N.A., as Rights Agent, and the Series B Junior Participating Preferred Stock is hereby incorporated by reference from the information appearing under the caption “Item 1. Description of the Registrant’s Securities to be Registered” contained in the Registration Statement on Form 8-A filed on June 28, 2004, as amended June 7, 2006, February 7, 2007 and October 1, 2007.

Common Stock

The Certificate of Incorporation authorizes the issuance of 40,000,000 common shares, par value $0.01 per share. As of September 13, 2007, there were approximately 351 holders of record of our common stock.

Convertible Series A Preferred Stock

The Certificate of Incorporation authorizes the issuance of 2,000,000 Series A preferred shares, par value $0.01 per share.

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

Each holder of the convertible preferred stock is generally entitled to one vote for each share of Salton common stock which such holder could receive upon the conversion of the convertible preferred stock. Each share of convertible preferred stock is convertible at any time into that number of shares of Salton common stock obtained by dividing $1,000 by the Conversion Price in effect at the time of conversion. The “Conversion Price” is equal to $11.33, subject to certain anti-dilution adjustments.

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

In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of the Convertible Preferred Stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to $1,000 per share, plus the amount of any accrued and unpaid dividends thereon (the “Liquidation Preference”), before any distribution is made to the holders of any Salton common stock or any other of our capital stock ranking junior as to liquidation rights to the convertible preferred stock.

We may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of our common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, we will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company’s option in cash or shares of Salton common stock.

As of September 11, 2007 there were 40,000 shares of the convertible preferred stock outstanding, held by 8 shareholders of record. There is no established market for the convertible preferred stock.

The merger agreement disclosed in Recent Developments requires the mandatory conversion of all outstanding shares of the Series A preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

Series C Preferred Stock

On August 26, 2005, we issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. Salton’s restated certificate of incorporation authorizes the Company to issue up to 150,000 shares of Series C preferred stock.

The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series the Company’s preferred stock and (c) senior, in preference of, and prior to all of the Company’s now or hereafter issued common stock.

Except as required by law or by certain protective provisions in the Company’s restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

In the event of the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount in cash equal to $100 per share (the “Series C Preferred Liquidation Preference”), before any distribution is made to the holders of the Company’s convertible preferred stock, common stock or any other capital stock ranking junior as to liquidation rights to the Series C preferred stock.

In the event of a change of control (as defined in the Company’s restated certificate of incorporation), each holder of shares of Series C preferred stock will have the right to require the Company to redeem such shares at a redemption price equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through the change of control. The redemption price is payable on a date after a change of control that is 91 days after the earlier of (x) the date on which specified debt (including indebtedness under the Company’s senior secured credit facility, the second lien credit agreement, the indentures under which the Subordinated Notes were issued, and restatements and refinancings of the foregoing) matures and (y) the date on which all such specified debt is repaid in full, in an amount equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through such change of control payment date. The certificate of designation for the Series C preferred stock provides that, in the event of a change of control, the Company shall purchase all outstanding shares of Series C preferred stock with respect to which the holder has validly exercised the redemption right before any payment with respect to the redemption of convertible preferred stock upon such change of control.

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

The merger agreement disclosed in Recent Developments requires the mandatory conversion of all outstanding shares of the Series C preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

Item 6.	Selected Financial Data

The following financial data as of and for the fiscal years ended June 30, 2007, July 1, 2006, July 2, 2005, July 3, 2004, and June 28, 2003 have been derived from and should be read in conjunction with, our audited consolidated financial statements, including the notes thereto. All years represent a fifty-two week year except fiscal year 2004 which included an extra week.

	Five-Year Summary of Financial Data
	June 30,	July 1,	July 2,	July 3,	June 28,
	2007	2006	2005	2004(1)	2003
	(In thousands)

Statement of Operations:
Net sales	$523,301	$635,960	$781,736	$844,760	$872,814
Cost of goods sold	369,447	447,530	539,583	577,225	561,440
Distribution expenses	38,609	44,079	54,679	62,771	57,005

Gross profit	115,245	144,351	187,474	204,764	254,369
Selling, general, and administrative expenses	139,651	172,075	207,810	248,474	205,903
Impairment loss on goodwill and intangible assets	33,515	21,967	3,211	40,855	800
Restructuring costs	2,845	867	1,015	1,798	—

Operating (loss) income	(60,766)	(50,558)	(24,562)	(86,363)	47,666
Interest expense, net	38,185	36,968	51,703	39,783	40,109
Fair market value adjustment on derivatives	—	—	—	—	(2,515)
(Gain)/Loss — Early settlement of debt	—	(21,721)	—	5,049	—

(Loss) Income before income taxes	(98,951)	(65,805)	(76,265)	(131,195)	10,072
Income tax expense (benefit)	(7,795)	36,229	(22,340)	(27,434)	2,390

Net (loss) income from continuing operations	$(91,156)	$(102,034)	$(53,925)	$(103,761)	$7,682
Income from discontinued operations, net of tax	—	1,735	2,138	8,589	289
Gain on sale of discontinued operations, net of tax	—	32,332	—	—	—

Net (loss) income	$(91,156)	$(67,967)	$(51,787)	$(95,172)	$7,971

Weighted average common shares outstanding	14,814	13,393	11,374	11,258	14,682
Net (loss) income per share: Basic
(Loss) income from continuing operations	$(6.15)	$(7.62)	$(4.74)	$(9.22)	$0.52
Income from discontinued operations, net of tax	—	0.13	0.19	0.77	0.02
Gain of sale of discontinued operation, net of tax	—	2.41	—	—	—

Net (loss) income per share: Basic(2)	$(6.15)	$(5.08)	$(4.55)	$(8.45)	$0.54
Weighted average common shares and common Equivalent shares outstanding	14,814	13,393	11,374	11,258	15,114
Net (loss) income per share: Diluted
(Loss) income from continuing operations	$(6.15)	$(7.62)	$(4.74)	$(9.22)	$0.51
Income from discontinued operations, net of tax	—	0.13	0.19	0.77	0.02
Gain of sale of discontinued operation, net of tax	—	2.41	—	—	—

Net (loss) income per share: Diluted	$(6.15)	$(5.08)	$(4.55)	$(8.45)	$0.53
Balance Sheet Data (at period end):
Working capital (deficit)	(150,310)	182,647	205,882	$299,993	$353,492
Total assets	435,796	553,532	813,243	855,822	812,372
Total debt(3)	310,317	335,457	444,159	418,405	373,560
Convertible preferred stock	40,000	40,000	40,000	40,000	40,000
Stockholders’ (deficit)/equity	(59,683)	19,188	79,928	133,576	213,904
Dividends Paid	—	—	—	—	—

(1)	Includes the effect of costs related to our U.S. restructuring plan and other items excluded from senior management’s assessment of the operating performance of Salton’s business.

(2)	Includes the effect of participation rights of our convertible preferred stock, when that effect is not anti-dilutive, in accordance with EITF Issue No. 03-6. See Note 12 to our audited financial statements.

(3)	Excludes $0.9 million in fiscal 2005, $4.5 million in fiscal 2004, and $4.6 million in fiscal 2003 related to the loan notes to Pifco shareholders which were fully cash collateralized and excludes $0.8 million in fiscal 2007, $1.8 million in fiscal 2006, $7.1 million in fiscal 2005, $9.6 million in fiscal 2004, and $12.1 million in fiscal 2003 related to the fair value of a monetized fixed to floating interest rate swap on the notes due in 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Salton designs, markets and distributes small home appliances and electronics for the home, home décor and personal care products under recognized brand names in the International Housewares Industry. Our product mix consists of kitchen and home appliances, electronics, time products, lighting products and personal care and wellness products.

Liquidity and Strategic Alternatives

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has an accumulated deficit of $80.5 million as of June 30, 2007. The Company’s Senior Secured Credit Facility requires the repayment of outstanding overadvances of approximately $62.0 million by November 10, 2007. In addition, the Company has approximately $161.5 million of debt maturing in fiscal 2008. The Company’s projected cash flows will not be sufficient to fund these payments. On October 1, 2007, the Company signed an Agreement and Plan of Merger with APN Holdco. The Company believes that without the consummation of the merger, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. There can be no assurance that the Company will be able to complete the merger. As such, the Company’s continuation as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discontinued Operations

We report discontinued operations in accordance with the guidance from SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have reported the sale of Amalgamated Appliance Holdings (“AMAP”) as discontinued operations for the periods presented.

Recent Developments

On August 1, 2007, we received from APN Holding Company, Inc. (“APN Holdco”) written notice of termination of the merger agreement dated February 7, 2007 between Salton and APN Holdco, the parent company of Applica Incorporated.

On August 1, 2007, the New York Stock Exchange suspended trading on our common stock and disclosed that application to the Securities and Exchange Commission to delist our common stock from the NYSE is pending completion of applicable procedures. The NYSE disclosed that the decision to suspend and delist our common stock was reached due to failure to maintain NYSE continued listing standards regarding average global market capitalization. Since August 6, 2007, our common stock has been quoted under the symbol “SFPI.PK” as an Over The Counter (“OTC”) security on The Pink Sheets Electronic Quotation Service.

On August 13, 2007, we announced that we entered into an amendment to our senior credit facility that provides us with additional borrowing capacity and, subject to certain conditions, extends the date on which we must repay the outstanding overadvances under the facility to November 10, 2007.

On October 1, 2007, we entered into an Agreement and Plan of Merger with APN Holdco, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holdco is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

In addition to the merger, the definitive merger agreement contemplates the consummation of the following transactions simultaneously with the closing of the merger: (1) the mandatory conversion of all outstanding shares of Salton’s Series A Voting Convertible Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; (2) the mandatory conversion of all outstanding shares of Salton’s Series C Nonconvertible (NonVoting) Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; and (3) the exchange by Harbinger Capital Partners of approximately $90 million principal amount of Salton’s second lien notes and approximately $15 million principal amount of Salton’s 2008 senior subordinated notes, for shares of a new series of non-convertible (non voting) preferred stock of Salton, bearing a 16% cumulative preferred dividend.

We intend to complete this transaction within the next three to four months. The consummation of the merger and related transactions is subject to various conditions, including the approval by the Salton stockholders and the absence of legal impediments. The merger and related transactions are not subject to any financing condition.

Concurrently with the execution and delivery of the Merger Agreement, Salton, its subsidiaries, Silver Point Finance, LLC, (“Silver Point”) as co-agent for the lenders under Salton’s senior secured credit facility and Harbinger Capital Partners entered into a Loan Purchase Agreement. The Loan Purchase Agreement provides that at any time (1) from and after the date any party to the Merger Agreement has, or asserts, the right to terminate the Merger Agreement or the Merger Agreement is terminated and/or (2) on or after November 10, 2007 and prior to February 1, 2008 (provided, in each case, no insolvency proceeding with respect to Salton or its subsidiaries is then proceeding), at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point certain overadvance loans outstanding under Salton’s senior secured credit facility having an aggregate principal amount of up to approximately $68.5 million. The purchase price shall be equal to 100% of the outstanding principal amount of the overadvance loans, plus all accrued and unpaid interest thereon through and including the date of purchase.

In the event that Harbinger Capital Partners purchase the overadvance loans pursuant to the Loan Purchase Agreement, the amount of the purchased overadvance loans will be deemed discharged under our senior secured credit facility and the principal amount of such over advance loans, plus all accrued and unpaid interest thereon and a $5 million drawdown fee payable to Harbinger Capital Partners as a result of such purchase, will be automatically converted to loans under a new Reimbursement and Senior Secured Credit Agreement dated as of October 1, 2007 among Harbinger Capital Partners, Salton and its subsidiaries that are signatories thereto as borrowers and guarantors.

The Loan Purchase Agreement also provides that under certain circumstances, including the commencement of an insolvency proceeding with respect to Salton or its subsidiaries, at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point all of the outstanding obligations under Salton’s senior secured credit facility (and Harbinger Capital Partners Special Situations Fund, L.P. shall become the agent and co-agent thereunder).

The Reimbursement and Senior Secured Credit Agreement has a maturity date of January 30, 2008. The interest rate with respect to loans under the Reimbursement and Senior Secured Credit Agreement is the six month LIBOR plus 10.5%, payable in cash on the last business day of each month. The default rate is LIBOR plus 12.5%.

On October 1, 2007 and in connection with the Loan Purchase Agreement: (a) we entered into a waiver, consent, forbearance and seventeenth amendment to its senior secured credit agreement pursuant to which Silver Point (1) permits the transactions contemplated by the Loan Purchase Agreement and related documents, (2) waives any event of default resulting from a going concern qualification in the report by Salton’s independent auditors accompanying Salton’s audited financial statements as of and for the period ending June 30, 2007, and (3) subject to certain conditions, forbears from exercising remedies with respect to certain existing events of default relating to, among other things, the filing of Salton’s annual report on Form 10-K for the fiscal year ended June 30, 2007 and the delivery of foreign stock pledge agreements and blocked account control agreements; (b) we entered into a waiver, consent and first amendment to its second lien credit agreement which, among other things, permits the transactions contemplated by the Loan Purchase

Agreement and related documents; (c) the agent and co-agent for our senior secured credit agreement, the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for our second lien credit agreement entered into an Amended and Restated Intercreditor Agreement which, among other things, governs the priority of rights among the lenders; and (d) the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for the second lien credit agreement entered into a Junior Intercreditor Agreement governing the priority of rights among the lenders thereunder.

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

Upon closing of the debt exchange offer, we issued an aggregate of approximately $99.2 million in principal amount of senior second lien notes (the “Second Lien Notes”), 2,041,420 shares of Salton common stock and 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7.0%, payable in cash on January 15th and July 15th of each year, beginning in January 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by us in cash at the liquidation amount on August 26, 2010. We also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

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

As a consequence of the debt exchange offer:

•	We reduced our total interest-bearing debt by approximately $66.0 million;

•	We reduced the aggregate principal amount of 2005 Notes outstanding immediately after the closing of the debt exchange offer to approximately $50 million;

•	We increased the aggregate number of outstanding shares of common stock by 2,041,420 or approximately 18% of the 11,376,292 shares of common stock outstanding immediately prior to the debt exchange offer;

•	We issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million;

•	Mr. Lester C. Lee, a new independent director designated by certain former holders of the Subordinated Notes, was elected to serve on our board of directors; and

•	In the first quarter of fiscal 2006 we recorded a pre-tax gain on cancellation of indebtedness of approximately $21.7 million, net of approximately $9.2 million of expenses.

Sale of AMAP and Tabletop Assets

On September 29, 2005, we completed the sale of our 52.6% ownership interest in AMAP, a leading distributor and marketer of small appliances and other products in South Africa, to a group of investors led by Interactive Capital (Proprietary) Limited. In the first quarter of fiscal 2006, we received proceeds, net of expenses, of approximately $81.0 million in connection with the transaction and recorded a gain of approximately $32.3 million, net of tax. We licensed our George Foreman®, Russell Hobbs® and Carmen® branded products to AMAP following the transaction.

On September 16, 2005, we completed the sale of certain tabletop assets at cost to Lifetime Brands, Inc. for $14.2 million. In connection with this transaction, we divested our Block® and Sasaki® brands, licenses to Calvin Klein® and Napa Styletm tabletop products and distribution of upscale crystal products under the Atlantis® brand.

Private Exchange

On September 28, 2005, we completed a private exchange transaction in which we issued $4.1 million of Second Lien Notes in exchange for $4.0 million of 2005 Notes.

Fiscal Year 2007

We recorded certain pretax charges as follows:

•	$2.9 million of merger related costs and $2.8 million of U.S. severance costs

•	$4.1 million increase to the accounts receivable reserve due to a change in management’s estimate of the collectability of certain disputed retailer deductions and chargebacks

•	$33.5 million impairment loss on trade names

Fiscal Year 2006

We recorded certain pretax charges as follows:

•	$0.9 million of restructuring charges comprised of $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary.

•	$22.0 million impairment loss on trade names

Fiscal Year 2005

We recorded certain pretax charges as part of the finalization of the (fiscal 2004) initial U.S. Restructuring Plan as follows:

•	$1.0 million for consulting and legal fees, termination and severance costs and costs involved in the closure of certain distribution facilities.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales for the years ended:

	Fiscal Year Ended
	June 30, 2007		July 1, 2006	July 2, 2005

Net sales	100.0%		100.0%	100.0%
Cost of goods sold	70.6		70.4	69.0
Distribution expenses	7.4		6.9	7.0

Gross profit	22.0		22.7	24.0
Selling, general and administrative expense	26.7		27.1	26.6
Impairment loss on trade names	6.4	(1)	3.4 (2)	0.4
Restructuring costs	0.5	(3)	0.1	0.1

Operating loss	(11.6)%		(7.9)%	(3.1)%

(1)	Consists of $33.5 million of impairment charges (See “Impairment Loss on Trade Names”).

(2)	Consists of $22.0 million of impairment charges (See “Impairment Loss on Trade Names”).

(3)	Consists of $2.8 million of restructuring expense for U.S. severance costs

2007 COMPARED TO 2006

Net Sales and Gross Profit

Salton’s annual worldwide sales were $523.3 million in 2007 compared to $636.0 million in 2006, a decline of $112.7 million. Net sales decreased domestically by $120.9 million. This decrease includes $17.2 million of planned reductions of discontinued non-core products, including reductions associated with the sale of the tabletop business in September 2005 and the discontinuation of the U.S. personal care product lines. In addition, we experienced product shortages during the first quarter of fiscal 2007 when liquidity constraints caused inventory shortages, followed by acceptance issues associated with price increases that occurred due to higher raw material costs at our suppliers. In the U.S., the George Foreman brand declined $26.0 million from a decrease in consumer demand related to the aforementioned pricing issues and liquidity constraints. The Toastmaster brand declined $31.0 million due primarily to pricing issues which led to the loss of the opening price point business at Target and other retailers. Additionally, the Company was impacted from an overall slowdown in orders from customers as they awaited the outcome of the Company’s potential merger with APN Holding Company, Inc. Domestic net sales were further impacted by the need to increase the provision for returns and allowances by $4.1 million. This increase to the accounts receivable reserve resulted from a change in management’s estimate of the collectability of certain disputed retailer deductions and chargebacks. The uncertainty associated with the potential merger has resulted in more cautious buying decisions and more resistance to settlement relative to chargebacks by our domestic customers. This recent action has caused management to revise its estimates of the collectability of disputed items downward. In spite of the additional provision, we will continue to pursue collection of all disputed charges.

Foreign net sales showed a net increase of $8.2 million, which consisted of $17.8 million in favorable foreign currency fluctuations, offset by $9.6 million in actual sales decline. A decline in the United Kingdom was offset by modest increases in the remaining foreign markets. Revenues of the George Foreman brand declined in Europe by approximately $16.3 million primarily due to product shortages in the holiday selling season. In addition, regular and significant price increases from the supplier reduced and curtailed the level of customer promotional activity that the Company undertook in the grill category.

The Company continued the implementation of its strategy to move away from non core brands and product lines at the entry price point. In the foreign markets, the Company focused on Russell Hobbs as the premier European brand where sales and market share continued to grow, showing an increase in revenues of $29.9 million worldwide.

Gross profit for 2007 declined $29.2 million from $144.4 million in 2006 to $115.2 million in 2007. As a percent of net sales, gross profit was 22.0% in fiscal 2007, compared to 22.7% for the same period of 2006. Lower sales volumes resulted in declining gross profit, offset by a more favorable product mix including fewer closeouts and a higher percentage of core products in 2007. Gross profit was further impacted by approximately 1% due to the increase in the accounts receivable reserve. These decreases in gross profit were partially offset by a $5.5 million decline in distribution expense resulting from lower sales and inventory levels. The outlook for material costs remains volatile. Although we have implemented price increases on certain products to compensate for higher material costs in the past, there remains are uncertainty due to potential reactions of our retailers and of consumer acceptance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $139.7 million in 2007 compared to $172.1 million for 2006. U.S. operations reduced selling, general and administrative expenses by $22.4 million, due to a $10.0 million decline in promotional expenditures such as television and certain other media, trade show expense and cooperative advertising expenses, a $7.3 million decline in salaries and benefits due to lower average headcount, and a decline in other operating expenses due to cost cutting initiatives. Foreign operations reduced selling, general and administrative expenses by $10.0 million, net of $4.9 million caused by foreign exchange rate differences. The primary reduction in the foreign entities was due to a $5.1 million decline in promotional spending, as well as lower salaries and benefits due to lower average headcount in Europe.

Impairment Loss on Trade Names

Intangible assets comprised entirely of the Company’s brand names are subject to a fair value impairment test on an annual basis, or more frequently if circumstances indicate a potential impairment. Each quarter management performs a review to determine if events would require an interim evaluation. In the third quarter of fiscal 2007, management determined that the uncertainty associated with the pending merger, along with the drop in domestic sales represented a triggering event, and an interim evaluation of the George Foreman brand was performed. This interim evaluation was done on a stand alone basis, and did not consider potential changes in the use or performance of the brand that may result.

As a result of this interim evaluation, the Company determined that the implied fair value of the George Foreman trade name was less than its carrying value, and recorded a non-cash impairment charge totaling $12.5 million. The Company completed its independent annual test on the indefinite lived intangible assets, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” at the end of the fourth quarter of fiscal 2007. The results of this test resulted in an additional impairment charge of $15.2 million for the George Foreman trade name. The Company also recorded an impairment of $5.8 million in the fourth quarter of fiscal 2007 on the Toastmaster trade name as a result of the annual test.

At the end of the fourth quarter of fiscal year 2006, we performed the annual impairment test on the indefinite lived intangible assets. Upon completion of the test, it was determined that a pre-tax impairment charge of $21.1 million was necessary to reflect an expectation of lower future cash flows from certain trade names that are considered outside of the Company’s core business and had experienced recent declines. In addition, the Company also recorded a $0.8 million impairment charge against certain patents that were being amortized, to reflect management’s decisions regarding discontinuing these product lines.

Restructuring Costs

As a result of our U.S. restructuring plan, we incurred $2.8 million of restructuring charges related to severance costs in fiscal 2007. In fiscal 2006, we incurred $0.9 million of restructuring charges comprised of $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary. Payments of $1.8 million were made in fiscal 2007, including $0.5 million of stock-based compensation. Accrued restructuring costs were $1.1 million as of June 30, 2007.

Net Interest Expense

Net interest expense was $38.2 million for fiscal 2007 and $37.0 million for fiscal 2006. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.5% in fiscal 2007 compared to 8.0% in fiscal 2006. The average amount of all debt outstanding was $332.0 million for fiscal 2007 compared to $381.9 million for fiscal 2006.

Income Taxes

Income tax expense was a tax benefit of $7.8 million in fiscal 2007, compared to tax expense of $36.2 million in fiscal 2006. The effective tax rate for federal, state, and foreign income taxes was a tax benefit of 7.9% in fiscal 2007 versus tax expense of (55.0)% in fiscal 2006. The effective tax rate in fiscal 2007 is different than the statutory U.S. federal rate mainly due to the establishment of valuation allowances against domestic and certain foreign net deferred tax asset balances as well as the impairment of non-deductible trade names.

In fiscal 2006, the tax rate of (55.0)% differed from the statutory U.S. federal rate primarily due to the establishment of valuation allowances against domestic and certain foreign net deferred tax asset balances, as well as U.S. taxes on deemed foreign subsidiaries’ dividends. In addition, approximately $16.8 million of

U.S. federal and state income tax expense was incurred as a result of the sale of the Company’s South African subsidiary. This income tax expense was netted against the gain on the sale of discontinued operations in fiscal 2006.

2006 COMPARED TO 2005

Net Sales and Gross Profit

Salton’s annual worldwide sales were $636.0 million in 2006 compared to $781.7 million in 2005, a decline of $145.7 million. Domestic sales were reduced by $33.5 million in lost sales due to inventory shortages, $21.4 million from planned product discontinuations and $16.6 million in lower sales due to the sale of the tabletop business in September 2005. The remaining decline in sales was due to negative customer reaction from price increases, as well as uncertainty due to the Company’s restructuring in the first quarter of fiscal 2006. While we maintained our market share position in the United Kingdom, our foreign sales continued to be impacted by a continuing weak retail market. The total decline of $16.1 million was due largely to the reluctance of the retail customers to build inventory levels for the holiday peak season due to a lack of confidence caused by their experience in the prior year of overstocks following the holiday season. In addition, Salton incurred $5.5 million in unfavorable foreign currency fluctuation. In order to focus on core business, Salton continues with its efforts to rationalize SKU’s, move less attractive inventory and have better utilization of working capital.

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

Impairment Loss on Trade Names

At the end of the fourth quarter of fiscal year 2006, we performed the annual impairment test on the indefinite lived intangible assets, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon completion of the test, it was determined that a pre-tax impairment charge of $21.1 million was necessary to reflect an expectation of lower future cash flows from certain trade names that are considered outside of the Company’s core business and had experienced recent declines. In addition, the Company also recorded a $0.8 million impairment charge against certain patents that were being amortized, to reflect management’s decisions regarding discontinuing these product lines.

At the end of the fourth quarter of fiscal year 2005, we performed the annual impairment test required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon completion of the test, it was determined that a pre-tax impairment charge of $3.2 million was necessary to reflect management’s decisions regarding certain underperforming product lines and related trademarks.

Restructuring Costs

As a result of our U.S. restructuring plan, we incurred $0.9 million of restructuring charges comprised of $0.3 million for continued U.S. warehouse rationalization and severance costs, as well as $0.6 million for closure costs related to a Salton Europe subsidiary. See “U.S. Restructuring Plan” for a discussion of certain pretax charges in fiscal 2005 in connection with our U.S. restructuring plan.

Net Interest Expense

Net interest expense was $37.0 million for fiscal 2006 and $51.7 million for fiscal 2005. Excluding amortization of fees, interest expense as a percent of the average carrying value of debt outstanding was a weighted average annual rate of 8.0% in fiscal 2006 compared to 9.5% in fiscal 2005. The average amount of all debt outstanding was $381.9 million for fiscal 2006 compared to $473.9 million for fiscal 2005.

Gain on Early Settlement of Debt

In the first quarter of fiscal 2006, the Company recorded a pre-tax gain on cancellation of indebtedness of approximately $21.7 million, net of approximately $9.2 million of expenses, in a private debt exchange (see “Private Debt Exchange”).

Income Taxes

Income tax expense was $36.2 million in fiscal 2006, compared to a tax benefit of $22.3 million in fiscal 2005. The effective tax rate for federal, state, and foreign income taxes was approximately (55.0)% in fiscal 2006 versus a tax benefit rate of 29.2% in fiscal 2005. The effective tax rate in fiscal 2006 is different than the statutory U.S federal rate mainly due to the establishment of valuation allowances against domestic and certain foreign net deferred tax asset balances as well as U.S. taxes on deemed foreign subsidiaries’ dividends.

In addition, approximately $16.8 million of federal and state income tax expense was incurred as a result of the sale of the Company’s South African subsidiary, AMAP. This income tax expense was netted against the gain on the sale of discontinued operations.

In fiscal 2005, the tax benefit of 29.2% differed from the statutory U.S. federal and state rates due to $2.4 million of additional tax adjustments to certain deferred tax accounts related to various prior periods, and foreign tax rates that differ from those in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operations

Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured credit facility and European facility agreement. In 2007, Salton’s operations provided $31.4 million in cash flow, compared with a use of $8.0 million in 2006. This improvement was primarily the result of planned inventory reductions associated with the planned exit of certain product lines, improved inventory turns on core product lines and reductions through the sell off of excess and obsolete inventory, in an effort to focus on the core business and improve utilization of working capital.

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

Investing Activities

In 2007, we had $8.2 million in capital expenditures, primarily for tooling for new and existing products. We received $4.4 million of proceeds from sales of land and warehouses in the U.K. and the U.S. In 2006, we had $69.9 million in proceeds, net of cash sold, from the sale of discontinued operations as a result of the AMAP transaction and $14.2 million in proceeds from the sale of the tabletop assets.

Financing Activities

In 2007, we repaid a net amount of $10.6 million on our worldwide revolving credit facilities. The Company’s payments of long-term debt consisted primarily of $11.1 million of interest payments on the second lien notes, which was capitalized as part of the debt balance in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” in fiscal 2006, as well as repayments of the Europe term loans. In addition, we incurred $3.3 million of financing costs associated with amendments to our U.S. and Salton Europe credit facilities.

Senior Secured Credit Facility

On June 15, 2004, we entered into an amended and restated senior secured credit facility with Silver Point Finance, LLC which currently provides us with the ability to borrow up to approximately $188 million pursuant to a revolving line of credit, letters of credit and a $100.0 million term loan. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. The facility, as amended, has a maturity date of December 31, 2008 and requires the repayment of outstanding overadvances of approximately $62.0 million by November 10, 2007.

As of September 7, 2007, we had borrowed $118.7 million under the senior secured credit facility and had approximately $4.9 million available under this facility for future borrowings.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 8.5% (effective August 8, 2007) equaling 13.86% at September 7, 2007; or the Base Rate (prime rate), plus 6.5% (effective August 8, 2007) equaling 14.75% at September 7, 2007. The Company has the option to convert any base rate loan to LIBOR rate loan.

Our senior indebtedness contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict our corporate and business activities. We are also required to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the senior lenders

The Senior Secured Credit Facility was amended several times during fiscal 2007 which resulted in suspension of the consolidated fixed charge coverage ratio and EBITDA covenants beginning with the twelve months ending July 1, 2006 through and including the twelve months ending June 2007, addition of a monthly cash flow covenant beginning with August 2006, and extension of the allowed overadvance time period.

Subsequent to June 30, 2007, the Company entered into further amendments which provide additional borrowing capacity, extend the termination date of the facility to December 31, 2008 and, subject to certain conditions, extend the date on which the Company must repay the outstanding overadvances under the facility to November 10, 2007. (See Note 23, “Subsequent Events”)

Events of default under our senior secured credit facility include, but are not limited to: (a) our failure to pay principal or interest when due; (b) our material breach of any representation or warranty; (c) covenant defaults; (d) our default with respect to any other debt with an outstanding principal amount in excess of

$1.0 million if the effect thereof is to accelerate or permit the acceleration of such debt; and (e) events of bankruptcy. As of June 30, 2007, the Company was in violation of one of its reporting covenants. The Company obtained a waiver of this violation. (See Note 23, “Subsequent Events”)

The senior secured credit facility is secured by all of our tangible and intangible assets and all of the tangible and intangible assets of our domestic subsidiaries and a pledge of the capital stock of our domestic subsidiaries and the capital stock of certain of our foreign subsidiaries. The senior secured credit facility is unconditionally guaranteed by each of our direct and indirect domestic subsidiaries.

Loan Purchase Agreement

Concurrently with the execution and delivery of the Merger Agreement, Salton, its subsidiaries, Silver Point Finance, LLC, (“Silver Point”) as co-agent for the lenders under Salton’s senior secured credit facility and Harbinger Capital Partners entered into a Loan Purchase Agreement. The Loan Purchase Agreement provides that at any time (1) from and after the date any party to the Merger Agreement has, or asserts, the right to terminate the Merger Agreement or the Merger Agreement is terminated and/or (2) on or after November 10, 2007 and prior to February 1, 2008 (provided, in each case, no insolvency proceeding with respect to Salton or its subsidiaries is then proceeding), at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point certain overadvance loans outstanding under Salton’s senior secured credit facility having an aggregate principal amount of up to approximately $68.5 million. The purchase price shall be equal to 100% of the outstanding principal amount of the overadvance loans, plus all accrued and unpaid interest thereon through and including the date of purchase.

In the event that Harbinger Capital Partners purchase the overadvance loans pursuant to the Loan Purchase Agreement, the amount of the purchased overadvance loans will be deemed discharged under Salton’s senior secured credit facility and the principal amount of such over advance loans, plus all accrued and unpaid interest thereon and a $5 million drawdown fee payable to Harbinger Capital Partners as a result of such purchase, will be automatically converted to loans under a new Reimbursement and Senior Secured Credit Agreement dated as of October 1, 2007 among Harbinger Capital Partners, Salton and its subsidiaries that are signatories thereto as borrowers and guarantors.

The Loan Purchase Agreement also provides that under certain circumstances, including the commencement of an insolvency proceeding with respect to Salton or its subsidiaries, at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point all of the outstanding obligations under Salton’s senior secured credit facility (and Harbinger Capital Partners Special Situations Fund, L.P. shall become the agent and co-agent thereunder).

Reimbursement and Senior Secured Credit Agreement

The Reimbursement and Senior Secured Credit Agreement has a maturity date of January 30, 2008. The interest rate with respect to loans under the Reimbursement and Senior Secured Credit Agreement is the six month LIBOR plus 10.5%, payable in cash on the last business day of each month. The default rate is LIBOR plus 12.5%.

The Reimbursement and Senior Secured Credit Agreement contains covenants that are substantially the same as the covenants contained in Salton’s senior secured credit facility except there are no financial maintenance covenants. Under the terms of the Reimbursement and Senior Secured Credit Agreement, to the extent that the lenders under Salton’s senior secured credit facility amend or modify the covenants under such facility, the parallel covenants under the Reimbursement and Senior Secured Credit Agreement shall be automatically deemed amended or modified; provided that the lenders under Salton’s senior secured credit facility may not amend or modify the covenant limiting the maximum amount of Salton’s senior secured credit facility.

Subject to the Amended and Restated Intercreditor Agreement, if an event of default (other than an event of default resulting from certain events of bankruptcy, insolvency or reorganization) occurs and is continuing, the agent under the Reimbursement and Senior Secured Credit Agreement and the holders of at least 66 2/3% in principal amount of loans thereunder then outstanding may declare the principal of and accrued but unpaid interest on all of such loans to be due and payable. If an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the principal of and interest on all of the loans thereunder shall automatically become immediately due and payable without notice or demand of any kind.

The loans under the Reimbursement and Senior Secured Credit Agreement are secured by a second-priority lien on substantially all of Salton’s domestic assets and a pledge of the capital stock of our domestic subsidiaries and certain of our foreign subsidiaries. The loans are also unconditionally guaranteed by each of Salton’s direct and indirect domestic subsidiaries.

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

The second lien credit agreement and the Second Lien Notes have a maturity date of March 31, 2008. The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, equaling 12.38% as of June 30, 2007, payable in cash on January 15th and July 15th of each year. The default rate is LIBOR plus 10%.

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

Permitted Additional
Cumulative Percentage	Amounts Available to
of the Second Lien Notes Redeemed	Purchase 2008 Notes

9%	$2 million
18%	$5 million
27%	$9 million
36%	$14 million
45%	$20 million
54%	$27 million
63%	$35 million
72%	$44 million
81%	$54 million
90%	$66 million
100%	$78 million

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

Intercreditor Agreement

The agent and co-agent for our senior secured credit facility, on the one hand, and the second lien agent for our second lien credit agreement entered into an intercreditor agreement dated as of August 26, 2005 which provides that, among other things, any lien on collateral held by or on behalf of the second lien agent or any holder of the Second Lien Notes that secures all or any portion of the Second Lien Notes will in all respects be junior and subordinate to all liens granted to the lenders under our senior secured credit facility. At any time that the agent or co-agent under our senior secured credit facility notifies the second lien agent in writing that an event of default has occurred and is continuing under such facility, then the second lien agent and the holders of the Second Lien Notes will not have any right to exercise any secured creditor remedies (including without limitation, foreclosing or otherwise realizing upon collateral) or take certain other actions (including, without limitation, commencing or causing to be commenced or joining with any creditor in commencing any insolvency proceeding) until the first to occur of (a) payment in full in cash of all obligations under our senior secured credit facility after or concurrently with termination of all commitments to extend credit thereunder, (b) the date upon which the agent or co-agent under our senior secured credit facility shall have waived or acknowledged in writing the termination of such event of default or (c) 270 days following receipt of such notice by the second lien agent (a “standstill period”). Only two standstill periods may be commenced within any 360 day period, and no subsequent standstill period may be commenced within 60 days after the termination of the immediately preceding standstill period.

The intercreditor agreement also substantially limits the rights of the second lien agent and the holders of the Second Lien Notes in an insolvency proceeding. The intercreditor agreement requires the net proceeds from the sale of collateral to be applied first to our obligations under our senior secured credit facility and then to our obligations under the second lien credit agreement.

Senior Subordinated Notes

On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the “2008 Notes”) due April 15, 2008. Proceeds of the 2008 Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (Salton Europe). On August 26, 2005, the Company completed a private debt exchange for approximately $90.1 million of the 2008 Notes (See “Private Debt Exchange”).

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

Salton Europe Facility Agreement

On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company’s European subsidiaries to borrow funds as needed in an aggregate amount not to exceed £61.0 million (approximately $122.4 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At June 30, 2007, these rates for borrowings denominated in the Great Britain Pound were approximately 12.71% and 8.46% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.06%.

The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of £50.0 million (approximately $100.3 million) and two Term Loan Facilities of £5.0 million and £6.0 million (approximately $10.0 million and $12.0 million, respectively). The Company has used borrowings under these facilities to repay existing debt and for working capital purposes. As of June 30, 2007, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of £4.5 million (approximately $9.0 million) and borrowings denominated in the U.S. Dollar of $1.3 million. Under the Term Loan Facilities, the Company had £7.4 million (approximately $14.9 million) of borrowings outstanding.

The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, the Company is required to comply with a fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2007.

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

The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon our liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series of our preferred stock and (c) senior, in preference of, and prior to all of our now or hereafter issued common stock.

Except as required by law or by certain protective provisions in our restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

In the event of our liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of our assets available for distribution to our stockholders an amount in cash equal to $100 per share (the “Series C Preferred Liquidation Preference”), before any distribution is made to the holders of our convertible preferred stock, our common stock or any other of our capital stock ranking junior as to liquidation rights to the Series C preferred stock.

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

We may optionally redeem, in whole or in part, the Series C preferred stock at any time at a cash price per share of 100% of the then effective Series C Preferred Liquidation Preference per share. On August 25, 2010, the Company will be required to redeem all outstanding shares of Series C preferred stock at a price equal to the Series C Preferred Liquidation Preference per share, payable in cash.

The merger agreement disclosed in Recent Developments requires the mandatory conversion of all outstanding shares of the Series C preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

Convertible Series A Preferred Stock

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

The preferred shares are convertible into 3,529,411 shares of Salton common stock (reflecting a $11.33 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock. In connection with the convertible preferred stock issuance, two individuals representing the purchasers of the preferred stock were appointed to serve on the Company’s Board of Directors.

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

The Company may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of the Company common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company’s option in cash or shares of Salton common stock.

In accordance with Emerging Issues Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”, the convertible preferred stock is classified as a separate line item apart from permanent equity on the Company’s balance sheet, as redemption thereof in shares of common stock is outside of the Company’s control.

The merger agreement disclosed in Recent Developments requires the mandatory conversion of all outstanding shares of the Series A preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognization, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of fiscal 2008. The Company has not been able to complete its evaluation of the impact of adopting Interpretation No. 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact of this statement on its consolidated results of operations, cash flows, and financial position.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FASB Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. FASB Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact of this statement on its consolidated results of operations, cash flows, and financial position.

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

The following critical accounting policies required the most significant estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts — The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. No customer accounted for greater than 10% of the gross accounts receivable at June 30, 2007 and July 1, 2006.

Estimates of Credits to be Issued to Customers — Salton regularly receives requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising, volume rebate agreements, product markdown allowances and other promotional allowances. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. This process entails a significant amount of inherent subjectivity and uncertainty.

These incentives are accounted for in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where there is an agreement with the customer to provide advertising funds, reductions in amounts received from customers as a result of cooperative advertising programs are included in the consolidated statement of operations on the line entitled “Selling, general, and administrative expenses.” Returns, markdown allowances, cash discounts, and volume rebates are all recorded as reductions of net sales.

Specifically, per paragraph 9 of EITF Issue No. 01-9, cooperative advertising is to be characterized as a reduction of revenue unless two conditions are met. The Company believes that its processes meet these criteria

1. The Company receives an identifiable benefit (i.e. advertising placement) in exchange for the consideration. In order to meet this condition, the identified benefit must be sufficiently separable from the customer’s purchase of Salton’s products such that Salton could have entered into an exchange transaction with a party other than a purchaser of its products or services in order to receive that benefit.

2. The Company can reasonably estimate the fair value of the benefit identified above (e.g. estimate of the value of advertising placement).

The Company currently receives an identifiable benefit, such as newspaper, radio and television advertising, and requires a combination of verification, customer agreements and determination of value, in support of its inclusion of cooperative advertising in selling, general and administrative expense.

Inventories — The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company’s domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 37.8% and 49.6% of the Company’s inventories as of June 30, 2007 and July 1, 2006, respectively. Salton Europe and Salton Hong Kong inventory is valued at the lower of cost, calculated on a moving average basis, and net realizable value. All remaining inventory cost is determined on the first-in, first-out basis. See Note 7, “Inventories.”

Trade names — The Company trade names were acquired in transactions and business combinations. Identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset is based upon a number of factors including the effects of demand, competition and the level of maintenance expenditures required to obtain future cash flows.

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

Income Taxes — The Company accounts for income taxes using the asset and liability approach. If necessary, the measurement of deferred tax assets is reduced, based on available evidence, by the amount of any tax benefits that management believes is more likely than not to not be realized.

Contractual Obligations

To facilitate an understanding of the Company’s contractual obligations and commercial commitments, the following data is provided:

		Payments Due by Period
		Within			After 5
	Total	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)

Long-Term Debt(1)	$302,874	$276,126	$13,226	$13,522	$—
Short-Term Debt	11,009	702	10,307	—	—
Operating Leases	61,813	7,735	13,630	11,048	29,400

Total Contractual Cash Obligations	$375,696	$284,563	$37,163	$24,570	$29,400

Projected Interest(2)	$17,420	$15,990	$1,430	$—	$—

(1)	Includes accrued interest of $13.0 million due within 1 year.

(2)	Interest was projected based on average borrowings on credit facilities through their maturities at rates in effect at June 30, 2007.

		Payments Due by Period
	Total	Within			After 5
	Amounts	1 Year	2-3 Years	4-5 Years	Years
	(In thousands)

License Agreements(1)	$12,995	$6,652	$4,693	$270	$1,380
Pension Plan Contributions(2)	2,318	2,318	—	—	—
Lawsuit Settlement(3)	500	500	—	—	—
Foreman Agreement(4)	1,000	1,000	—	—	—
Sonex Earn-Out Consideration(5)	—	—	—	—	—

Total Commercial Commitments	$16,813	$10,470	$4,693	$270	$1,380

(1)	Includes non-cancelable license agreements. Several of these commitments have the option to be extended at the option of management. Payments beyond the original agreement have not been included above.

(2)	Contributions to the Company’s defined benefit plans are determined annually based on actuarial valuations. Future period contributions reflect known commitments.

(3)	Settlement relating to securities class action lawsuit.

(4)	Agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line.

(5)	Additional contingent consideration to be paid to Sonex International Corporation based on net sales after allowances, commencing after net sales of Sonex products exceed $20.0 million. As of June 30, 2007, the Company may owe up to an additional $2.4 million.

Forward Looking

We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

As more fully described in Risk Factors and Note 2 of the Notes to Consolidated Financial Statements, we signed an Agreement and Plan of Merger with APN Holdco on October 1, 2007. We believe that without the consummation of the merger, we will not have sufficient cash to fund our activities in the near future, and we will not be able to continue operating. If we are unable to satisfy our liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

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

We use derivative financial instruments to manage foreign currency risk. Our objectives in managing our exposure to foreign currency fluctuations is to reduce the impact of changes in foreign exchange rates on consolidated results of operations and future foreign currency denominated cash flows. We do not enter into derivative financial instruments for trading purposes. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt, and hedge foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts. The following tables provide information about our market sensitive financial instruments and constitute a “forward-looking statement.” Our major risk exposures are changing interest rates in the United States and foreign currency commitments in our foreign subsidiaries.

The fair values of our long-term, fixed rate debt and foreign currency forward contracts were estimated based on dealer quotes.

The carrying amount of short-term debt and long-term variable-rate debt approximates fair value. All items described in the tables are non-trading.

	2008	2009	2010	2011		2012	Thereafter	Total	Fair Value
	(Dollars in thousands)

FISCAL YEAR 2007
Liabilities:
Short-term loan	$702	$10,307						$11,009	$11,009
Average interest rate		8.40%
Long-term debt:
Fixed rate amount(1)	$58,170			$13,522				$71,692	$66,451
Average interest rate	12.25%				(1)
Variable rate amount(2)(3)	$217,956	$13,226						$231,182	$218,169
Average interest rates	12.13%	12.71%

	2007	2008	2009	2010	2011		Thereafter	Total	Fair Value
	(Dollars in thousands)

FISCAL YEAR 2006
Liabilities:
Short-term loan	$386		$19,589					$19,975	$19,975
Average interest rate	9.50%		9.41%
Long-term debt:
Fixed rate amount(1)		$59,881			$13,522			$73,403	$56,228
Average interest rate		12.25%				(1)
Variable rate amount(4)(5)	$12,512	$217,949	$16,359					$246,820	$222,713
Average interest rates	13.66%	11.23%	13.66%

(1)	The long-term fixed rate debt amount consists of Sr. Subordinated Notes due April 15, 2008 and Series C preferred stock that is mandatorily redeemable by the Company in cash on August 26, 2010. The carrying amount of the Series C preferred stock was $10.0 million as of June 30, 2007(see Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”).

(2)	The variable rate amount due fiscal 2008 includes accrued interest of $13.0 million related to the Second Lien Notes, $100.0 million senior secured credit facility, $103.3 million of Second Lien Notes and $1.7 million of the Salton Europe Term Loan (see Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”).

(3)	The average interest rate on the variable rate debt due fiscal 2008 is the weighted average rate of the senior secured credit facility, the Second Lien Notes, and the Salton Europe Term Loans. The variable rate senior secured credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a LIBOR rate plus an applicable margin. The variable rate on the Second Lien Notes is set at a LIBOR rate plus an applicable margin.

(4)	The variable rate amount due fiscal 2007 includes accrued interest of $11.0 million related to the Second Lien Notes. The variable rate amount due fiscal 2008 includes $100.0 million senior secured credit facility, $103.3 million of Second Lien Notes,$13.1 million of accrued interest related to the Second Lien Notes and $1.5 million of the Salton Europe Term Loan (see Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”).

(5)	The average interest rate on the variable rate debt due fiscal 2008 is the weighted average rate of the senior secured credit facility and the Second Lien Notes. The variable rate senior secured credit facility is set periodically at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at our election, a LIBOR rate plus an applicable margin. The variable rate on the Second Lien Notes is set at a LIBOR rate plus an applicable margin.

The average interest rate on our outstanding debt was approximately 12.02% at June 30, 2007 compared to 11.66% at July 1, 2006, or an increase of 36 basis points, or 3.1%. An increase of 100 basis points in our average interest rate could impact us by adding $2.3 million of additional interest cost annually (based upon our debt outstanding at June 30, 2007).

We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in British Pounds, Australian Dollars, Brazilian Reals, or Canadian Dollars and foreign currency translation risk as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation.

We use foreign currency forward contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange rates. In managing our foreign currency exposures, we identify and aggregate naturally occurring offsetting positions and then hedge residual balance sheet exposures. At June 30, 2007, we had forward contracts outstanding for the purchase of $3.0 million over the course of the next twelve months.

During fiscal year 2007, average monthly foreign exchange rates changed as follows:

	Weighted-Average Monthly Exchange Rate:
			Increase
	FY2006	FY2007	(Decrease)%

British Pound	1.7762	1.9365	0.1603	9.02
Australian Dollar	0.7489	0.7848	0.0359	4.79
Brazilian Real	0.4531	0.4759	0.0228	5.03

For the year ended June 30, 2007 our net sales denominated originally in currencies other than the U.S. Dollar totaled approximately $265.4 million, and stockholders’ equity includes a current increase of approximately $5.6 million due to the positive impact of foreign currency exchange rates as compared to the prior year. A 10% change from the 2007 average foreign currency exchange rates would have resulted in an increase or decrease in our annual net sales and stockholders’ equity of 4.6% and 14.0%, respectively.

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

At a meeting on April 13, 2007, the Audit Committee appointed Grant Thornton LLP (“Grant Thornton”) to serve as independent public accountants to audit the financial statements of Salton for fiscal 2007, and has directed that management submit the selection of the independent public accountants for ratification by the stockholders at the Annual Meeting of Stockholders. The Audit Committee made this decision after evaluating the qualifications, performance and independence of Grant Thornton, including considering whether Grant Thornton’s quality controls are adequate and whether the performance of permitted non-audit services by Grant Thornton are compatible with maintaining its independence.

At the same meeting on April 13, 2007, the Audit Committee dismissed Deloitte & Touche LLP (“Deloitte”) as Salton’s independent accountant effective on that date. Deloitte had audited Salton’s financial statements for each fiscal year since the fiscal year ended July 1, 1989. The reports of Deloitte on Salton’s consolidated financial statements for the fiscal years ended July 2, 2005 and July 1, 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During those fiscal years and for fiscal year 2007 through April 13, 2007 there were no (a) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to such disagreements in its reports provided to Salton; or (b) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended July 2, 2005 and July 1, 2006 and during the interim period through the date of Grant Thornton’s engagement on April 13, 2007, neither Salton nor anyone on behalf of Salton consulted with Grant Thornton regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Salton’s financial statements, and neither was a written report nor oral advice provided to Salton that Grant Thornton concluded was an important factor considered by Salton in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement, as that term is defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event required to be reported under paragraph 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Salton carried out an evaluation, under the supervision and with the participation of Salton’s management, including Salton’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

In fiscal year 2006, Salton exited from accelerated filer status as a result of its total market capitalization falling below the required threshold of $50 million as of the end of the second fiscal quarter. As a result, Salton is not required to provide the prescribed management report on internal control over financial reporting otherwise required by the Sarbanes Oxley Act, section 404. In addition, the Company’s auditors are not required to audit the internal control over financial reporting, and have not done so. Management, however, recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting, and has continued to conduct its testing and assessment accordingly.

Changes in Internal Control Over Financial Reporting

The Company previously reported an internal control deficiency related to the preparation and review of its tax provision and related accounting procedures at the end of fiscal 2005. Management had determined that this control deficiency constituted a material weakness as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The timing of the implementation of a number of changes, including additional staffing, training, policies and procedures, along with the complexity of certain tax positions did not allow management adequate time to complete its testing and assessment process as of July 1, 2006. However, as of June 30, 2007, the process was fully tested and assessed and management has concluded there is no longer a material weakness in the tax processes and procedures.

There were no other changes in internal control over financial reporting that occurred in the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Salton’s internal controls over financial reporting.

ITEM 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Board of Directors is divided into three classes, having three-year terms that expire in successive years. The Board is comprised of two Class I Directors (Jason B. Mudrick and William M. Lutz), two Class II Directors (Daniel J. Stubler and Bruce J. Walker) and three Class III Directors (Leonhard Dreimann, Steven Oyer and Lester C. Lee).

Name	Age	Position with the Company	Since

Class I Director:
Jason B. Mudrick	32	Director	2006
William M. Lutz	49	Director	2007
Class II Directors:
Daniel J. Stubler	63	Lead Director	2004
Bruce J. Walker	63	Director	2001
Class III Directors:
Leonhard Dreimann	59	Director	1988
Steven Oyer	52	Director	2003
Lester C. Lee	47	Director	2005
Executive Officer:
William M. Lutz	49	Interim Chief Executive Officer Chief Financial Officer	2007 2005

Harbinger Capital Partners Master Fund I, Ltd., which currently beneficially owns approximately 18% of our common stock, has the right to designate one director as long as they beneficially own the aggregate of at least 20,000 shares of our outstanding Series A voting convertible preferred stock. David M. Maura was designated a director by Harbinger in June 2006. Mr. Maura resigned January 23, 2007 in light of Harbinger’s acquisition of Applica Incorporated.

Class I Directors

Jason M. Mudrick was appointed as a director by the Board in October 2006. Mr. Mudrick was suggested as a board candidate by Contrarian Capital Management, LLC, an investment firm based in Greenwich, CT, which as of September 7, 2007 may be deemed to beneficially own approximately 2.6 million shares of our outstanding common stock. Mr. Mudrick is a Portfolio Manager at Contrarian. Prior to joining Contrarian in 2001, Mr. Mudrick was an associate in the Mergers & Acquisitions Investment Banking Group at Merrill Lynch & Co from 2000 to 2001. Mr. Mudrick is admitted to the New York State Bar. Mr. Mudrick is a member of the Board of Directors of Safety-Kleen Holdco., Inc., a private company in the industrial waste services industry, Rotech Healthcare Inc., a public company in the healthcare industry and was formerly a member of the Board of Directors of Integrated Alarm Services Group, Inc., a publicly-held alarm monitoring and dealer service company.

William M. Lutz was appointed as a director by the Board in September 2007. Mr Lutz was appointed interim Chief Executive Officer effective April 30, 2007 while retaining his current title of Chief Financial Officer of Salton. Mr. Lutz has served as Chief Financial Officer since December 2005. From March 2003 to December 2005, Mr. Lutz served as Salton’s Vice President, Finance. Mr. Lutz also oversees all Corporate Accounting and Finance functions. Prior to joining Salton, Mr. Lutz served as head of corporate consolidation and subsidiary accounting at Capital One Financial since February 2002. Prior to that time, he held various senior finance positions with manufacturing, consumer products and service companies.

Class II Directors

Daniel J. Stubler has been a director of the Company since October 2004 and has served as Lead Director since May 2007. Mr. Stubler is the retired President and Chief Operating Officer of Toastmaster Inc., a Columbia, Missouri based manufacturer and marketer of kitchen and small household electrical appliances and time products. Mr. Stubler served as President and Chief Operating Officer of Toastmaster from 1987 to 1999 and Senior Vice President, Marketing and Administration from 1980 to 1987. Prior to joining Toastmaster, Mr. Stubler served as Vice President, Industrial Relations of McGraw-Edison Co. from 1976 to 1980 and as Group Director, Industrial Relations of The General Tire & Rubber Company from 1968 to 1976.

Bruce J. Walker has been a Director of the Company since June 2001. Dr. Walker has been Dean of the College of Business and Professor of Marketing at the University of Missouri-Columbia since 1990. Previously, he was a marketing faculty member and department chair at Arizona State University. Dr. Walker serves as a director of Boone County National Bank, headquartered in Columbia, Missouri.

Class III Directors

Leonhard Dreimann has served as a director of Salton since its inception in August 1988 and is a founder of Salton. Mr. Dreimann served as Chief Executive Officer of Salton from its inception until April 2007. From 1988 to July 1998, Mr. Dreimann served as President of Salton. From 1987 to 1988, Mr. Dreimann served as president of Salton’s predecessor Salton, Inc., a wholly-owned subsidiary of SEVKO, Inc. Prior to 1987, Mr. Dreimann served as managing director of Salton Australia Pty. Ltd., a distributor of Salton brand kitchen appliances. Mr. Dreimann serves on the board of directors of Amalgamated Appliance Holdings Limited, a South African publicly-held company that is a manufacturer and distributor of branded consumer electronics and appliances in South Africa.

Steven Oyer has been a director of the Company since March 2003. Mr. Oyer is president and principal of Capital Placement Holdings, Inc., a New York advisory firm. On September 28, 2006, Mr. Oyer agreed to serve as interim chief executive officer of Saflink Corporation, a publicly traded biometric software company. From 2001 through 2005, Mr. Oyer served as managing director of Standard & Poor’s Investment Services, responsible for global business development. He served as Saflink’s interim chief financial officer in 2001. From 1995 to 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm. Mr. Oyer is a member of the board of directors of Saflink Corporation. He has been active in financial industry associations such as Family Office Exchange and has served on the leadership council of the Institute of Private Investors.

Lester Lee has been a director of the Company since September 2005. Mr. Lee has served as Chief Executive Officer of the oneCARE Company since March 2006. Mr. Lee served as President, North America of Rayovac Corporation from November 2003 to April 2005. From August 1977 to November 2003, Mr. Lee served in several management positions at Remington Consumer Products, most recently as President, North America from January 2001 to November 2003. Prior to that time, Mr. Lee served in management positions at Pacific Bell Mobile Services from 1995 to 1997 and at Norelco Consumer Products Company from 1989 to 1995.

Corporate Governance Principles and Board Matters

Salton is committed to having sound corporate governance policies. Having such principles is essential to running Salton’s business efficiently and to maintaining Salton’s integrity in the marketplace. The Board of Directors has adopted a Code of Business Conduct and Ethics and a Whistleblowing and Whistlebower Protection Policy which apply to all our directors and officers. Salton’s Corporate Governance Guidelines, as well as our Code of Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are available under the “Corporate Governance” heading of the investor relations page of our website at the following address: http://www.saltoninc.com and are also available in print upon written request addressed to the Assistant Secretary of Salton at the corporate headquarters at the following address: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045.

Board Independence

The Board of Directors has determined that a majority of the members of Salton’s Board of Directors has no material relationship with Salton (either directly or as partners, stockholders or officers of an organization that has a relationship with Salton) and is “independent” within the meaning of the NYSE director independence standards. William M. Lutz, interim Chief Executive Officer and Chief Financial Officer of Salton, and Leonhard Dreimann, former Chief Executive Officer of Salton, are not considered to be independent.

Furthermore, the Board has determined that each of the members of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Special Independent Committee has no material relationship to Salton (either directly or as a partner, stockholder or officer of an organization that has a relationship with Salton) and is “independent” within the meaning of Salton’s director independence standards.

Board of Directors Meetings and Committees

Salton’s Board of Directors held 15 meetings in fiscal 2007 and did not act by unanimous written consent in fiscal 2007. The Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Governance Committee and a Special Independent Committee.

The following table provides the current membership information for each of the Board Committees:

Nominating
					and		Special
Name	Audit		Compensation		Governance		Independent

Jason B. Mudrick							X
Steven Oyer	X	*	X		X
Daniel J. Stubler	X		X	*	X		X	*
Bruce J. Walker	X		X		X	*	X

*	Committee Chairperson

Except for Mr. Lester C. Lee, each director attended at least 75% of all Board and applicable Committee meetings.

Below is a description of each committee of the Board of Directors.

Audit Committee.  The Audit Committee meets with Salton’s Chief Financial Officer and its independent public accountants to review the adequacy of internal controls and the results and scope of the audit and other services provided by the independent auditors. The Audit Committee is currently comprised of Steven Oyer (Chair), Bruce Walker and Daniel J. Stubler.

The Audit Committee held 14 meetings and did not act by unanimous written consent in fiscal 2007. Further information concerning the Audit Committee is set forth below under the heading “Audit Committee Report.”

Compensation Committee.  The Compensation Committee administers salaries, incentives and other forms of compensation for executive officers of Salton. The Compensation Committee also: oversees Salton’s compensation and benefit plans for the chief executive officer and other executive officers of Salton; oversees Salton’s management development planning process, including executive succession plans for key executive officer positions; and produces an annual report on executive compensation for inclusion in Salton’s proxy statement. The Compensation Committee is currently comprised of Daniel J. Stubler (Chair), Steven Oyer and Bruce J. Walker. The Compensation Committee held three meetings and did not act by unanimous written consent in fiscal 2007.

Nominating and Governance Committee.  The Nominating and Governance Committee is responsible for assessing corporate governance guidelines, evaluating Board performance, setting eligibility requirements for candidates for election to the Board of Directors and evaluating and making recommendations for new director candidates. The Nominating and Governance Committee is responsible for reviewing with the Board the appropriate skills and experience required of Board members in light of the current skills, experience and backgrounds existing on the Board. The Board assessment includes a review of the age and diversity of candidates, in addition to their skills and experience. In case of new director candidates, the Nominating and Governance Committee also determines whether the nominee must be independent, which determination is made based on applicable NYSE listing standards, applicable SEC rules and regulations and under the advice of counsel, if necessary. Board members are expected to make sure that other commitments do not interfere with the devotion of time needed to understand Salton’s business and to review materials for, attend and fully participate in each meeting. The Nominating and Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Governance Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates are evaluated at regular or Annual Meetings of the Nominating and Governance Committee, and may be considered at any point during the year.

The Nominating and Governance Committee will consider properly submitted recommendations for director candidates from stockholders of Salton. A stockholder interested in making such a recommendation should submit a written recommendation identifying the candidate and explaining his or her qualifications. The recommendation should be mailed to the Assistant Secretary of Salton at the corporate headquarters at Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045. The Nominating and Governance Committee is comprised of Bruce J. Walker (Chair), Steven Oyer and Daniel J. Stubler. The Nominating and Governance Committee held three meetings and did not act by unanimous written consent in fiscal 2007.

Special Independent Committee

During fiscal 2007, the Board formed a Special Independent Committee consisting of three independent directors to analyze various strategic options, including but not limited to, a possible sale or merger of Salton. The Special Independent Committee currently consists of Daniel J. Stubler (Chair), Jason B. Mudrick and Bruce J. Walker. Salton has retained an investment banking firm to assist the Board and the Special Independent Committee in evaluating strategic alternatives.

Executive Sessions

The non-management directors of Salton meet in executive session of the Board without management at each regular board meeting and at each regular meeting of the Audit Committee, Compensation Committee and Nominating and Governance Committee, and as otherwise scheduled from time to time. The Lead Director or the Chair of the Nominating and Governance Committee presides at all executive sessions of the Board. The Chair of each of the Audit Committee, Compensation Committee, the Nominating and Governance Committee and the Special Independent Committee presides at the executive sessions of his or her respective committee. Interested parties who would like to communicate with the non-management directors or any individual non-management director may do so by sending a letter to the Chair of the Nominating and Governance Committee in care of the General Counsel of Salton at the corporate headquarters at the following address: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045.

Lead Director

On April 30, 2007, our Board established the position of lead independent director (“Lead Director”) and elected Daniel J. Stubler to serve as our Lead Director. The duties and responsibilities of the Lead Director include the following:

•	assuming a primary role with board-related matters, including approving board meeting agendas, board meeting schedules and various information sent to the board;

•	serving as the principal liaison between the independent directors and senior management, including with respect to the then pending merger with APN Holdco;

•	presiding at meetings of the independent directors or at meetings of the board at which senior management is not present; and

•	any other duties or responsibilities that may be requested by the independent directors, including, as the Lead Director deems appropriate, calling any meetings of the independent directors or meeting with any of Salton’s executive officers, stockholders or other constituents.

Communications with the Board

Individuals may communicate with the Board in writing by submitting a letter addressed to the “Board of Directors” or to any of the directors by name in care of the General Counsel of Salton at the corporate headquarters at Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045. The communication should indicate the name(s) of any specific director(s) for whom it is intended, or the “Board of Directors” as a whole. All communications will be compiled by the General Counsel of Salton and submitted as appropriate to the Board or specified directors on a periodic basis.

Annual Meeting of Stockholders

Directors are encouraged to attend Salton’s annual meetings of stockholders.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of the forms furnished to the Company and other information, we believe that all of these reporting persons complied with their filing requirement for fiscal 2007.

Item 11.	Executive Compensation

Introduction

The following Compensation Discussion and Analysis describes the material elements of compensation paid to our interim chief executive officer, who also serves as our chief financial officer, our former chief executive officer and certain other persons who served as executive officers during the fiscal year ended June 30, 2007. We refer to these individuals as our “Named Executive Officers.” As more fully described below, the Compensation Committee of our Board of Directors (the “Compensation Committee”) makes all decisions for the total direct compensation, consisting of base salary, annual bonus awards and long-term incentive awards, of all of our Named Executive Officers.

Our Compensation Committee administers salaries, incentives and other forms of compensation for executive officers of Salton. The Compensation Committee also: oversees compensation and benefit plans for the chief executive officer and our other executive officers; and oversees our management development planning process, including executive succession plans for key executive officer positions. The Compensation Committee is currently comprised of Daniel J. Stubler (Chair), Steven Oyer and Bruce J. Walker. The Compensation Committee held three meetings and did not act by unanimous written consent during the fiscal year ended June 30, 2007. The charter of the Compensation Committee is available on our website at http://www.saltoninc.com and is also available in print upon written request addressed to the Assistant Secretary of Salton at the corporate headquarters at the following address: Salton, Inc., 1955 Field Court, Lake Forest, Illinois 60045.

Objective and Policies

Our executive compensation program is designed to enable us to recruit, retain and motivate the high quality employees we need. As a result, the Compensation Committee has determined that the executive compensation opportunities, including those for our chief executive officer, should create incentives for superior performance and consequences for below target performance.

Our executive compensation mix includes a base salary, annual bonus awards and long-term compensation in the form of stock options. Through this compensation structure, we aim to:

•	attract and retain highly qualified and talented executives;

•	provide appropriate incentives to motivate those individuals to maximize stockholder returns by producing sustained superior performance; and

•	reward our executive officer for outstanding individual contributions to the achievement our near-term and long-term business objectives.

We have been engaged in a domestic cost-cutting program and have had numerous changes in management during the past 12 months. As a result of these operational and management changes, the Compensation Committee has not established a uniform compensation policy for our executive officers.

Compensation Determination and Implementation

Compensation packages for our executive officers are recommended and administered by our Compensation Committee, considering competitive market data on salaries, target annual bonus incentives and long-term incentives, as well as internal equity and each executive’s individual responsibility, experience and overall performance. The Compensation Committee does not give any specific weighting to any of these factors, and has not adopted any formal plan or policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other forms of different compensation. This is due in part to the changes in our management team over the last several months and the need to tailor each executive’s compensation package to attract and retain that executive. Our Compensation Committee has not identified a set of peer companies against which we benchmark our executive compensation, and has not yet decided if it will so identify a set of peer companies for the next fiscal year.

Neither our chief executive officer nor any other executive officer has made recommendations to our Compensation Committee or been involved in any manner with the compensation decisions of our Compensation Committee.

Elements of Compensation

Base Salary.

Named Executive Officer base salaries provide a fixed element of pay based on an individual’s job responsibility and individual contribution. The Compensation Committee reviews the base salaries of our Named Executive Officers, considering factors such as corporate progress toward achieving objectives and individual performance experience and expertise.

Except as noted below, we provide base salary to our executive officers in accordance with the terms of employment agreements individually negotiated with each of them. In April, 2007, following the departure of Leonhard Dreimann as our chief executive officer, William M. Lutz was appointed to act as our interim chief executive officer, while retaining his title of chief financial officer. In connection with his appointment as interim chief executive officer, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, increased the annual salary of Mr. Lutz by $100,000 to $325,000. Further details regarding Mr. Lutz’s employment agreement are provided below.

Annual Bonus and Incentives.

We do not have a formal bonus plan. Annual bonuses, if any, for our Named Executive Officers are granted at the discretion of the Compensation Committee. In light of the Company’s domestic cost-cutting program, the Compensation Committee determined that no bonuses would be paid with respect to the fiscal year ended June 30, 2007.

In connection with Mr. Lutz’s appointment as interim chief executive officer, the Board of Directors of the Company, upon the recommendation of the Compensation Committee, established a bonus of $100,000 payable to Mr. Lutz upon consummation of the merger contemplated by the merger agreement dated February 7, 2007 by and among Salton, SFP MergerSub, Inc. and APN Holding Company, Inc. Shortly after that merger agreement was terminated in July 2007, the Board, upon the recommendation of the Compensation Committee, revised the $100,000 bonus to be payable at the earlier of (x) December 31, 2007 and (y) the recommendation to the Board by Mr. Lutz and successful implementation of a strategic alternative. This bonus is intended as incentive performance that will increase our value to our stockholders.

Long-Term Incentive Compensation.

The Compensation Committee supports awards of equity based compensation in order to align the interests of our executives with those of our stockholders. The objective of these awards is to advance the longer term interests of Salton and our stockholders and complement incentives tied to annual performance. These awards provide rewards to executives upon the creation of incremental stockholder value and the attainment of long-term earnings goals.

Our long-term incentives have historically been primarily in the form of stock option awards. Stock options only produce value for our executives if the price of our stock appreciates, and thereby directly link the interests of our executives with those of our stockholders.

In light of the Company’s domestic cost-cutting program, we did not grant any stock options to our Named Executive Officers with respect to the fiscal year ended June 30, 2007.

Perquisites.

We provide, on a conservative basis, perquisites typically provided at companies against which we compete for executive talent, including reimbursement of automobile expenses, and such other perquisites as may be provided for in an executive’s individual employment agreement

Benefits.

401(k) Plan (the “401(k) Plan”).  Our 401(k) Plan is a qualified defined contribution plan. Eligible employees, including our Named Executive Officers, may elect to make pre-tax deferral contributions, called 401(k) contributions, to the 401(k) Plan of up to a specified percentage of their compensation, subject to certain limits under the Internal Revenue Code. Under the terms of the 401(k) Plan, we may elect to match a portion of the participant’s 401(k) contributions. Our discretionary matching contribution is based on a portion of the participant’s eligible wages (as defined in the 401(k) Plan documents), up to a maximum amount ranging typically from 2% to 6%. For the fiscal year ended June 30, 2007, our total matching contributions to our Named Executive Officers under the 401(k) Plan were approximately $13,700.

Other Benefits.  Our Named Executive Officers who are currently employed by us are entitled to participate in health, life and disability benefit programs that are generally available to all of our employees.

Stock Ownership Guidelines

There is not a stock ownership policy for our executive officers.

Severance Compensation and Change in Control Benefits

Our Named Executive Officers, pursuant to the terms of their respective employment agreements, may be eligible for certain benefits and payments if their employment terminates under certain circumstances or if there is a change in control, as more fully described below under “Potential Payments on Termination or Change in Control.” During the fiscal year ended June 30, 2007, we paid severance compensation to Leonhard Dreimann, our former chief executive officer, David Sabin, our former chairman and secretary, and William Rue, our former president and chief operating officer, in accordance with the terms of their respective employment and separation agreements. These agreements are more fully described below under “Potential Payments on Termination or Change in Control.”

Tax and Accounting Considerations

The Compensation Committee considers certain U.S. tax and accounting issues when forming compensation packages, including the potential consequences for the Company of Section 162(m) of the Internal Revenue Code. Section 162(m) imposes a limit on tax deductions for annual compensation in excess of $1 million paid to any of the five most highly compensated executive officers. The Compensation Committee reviews from time to time the potential impact of Section 162(m) on the deductibility of executive compensation. However, the Compensation Committee intends to maintain the flexibility to take actions that we consider to be in the best interest of the Company and our stockholders, and which may be based on other consideration in addition to tax deductibility.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors

Bruce Walker, Chairman
Steven Oyer
Daniel J. Stubler

Summary Compensation Table

The following table shows the total compensation for the fiscal year ended June 30, 2007 received by (1) William Lutz, our Interim Chief Executive Officer and Chief Financial Officer, (2)Leonhard Dreimann, our former Chief Executive Officer, (3) David C. Sabin, who served as Chairman of the Board until August 24, 2006 and (4) William B. Rue, who served as President and Chief Operating Officer until October 18, 2006 as a group, the “named executive officers”).

				All Other
Name and Principal Position	Year	Salary(5)	Stock Awards	Compensation(6)	Total
		$	$	$	$

William Lutz, Interim Chief Executive Officer and Chief Financial Officer(1)	2007	238,462	3,850	24,447	266,759
Leonhard Dreimann, Former Chief Executive Officer(2)	2007	521,539	—	1,556,179	2,077,718
David C. Sabin, Former Chairman and Secretary(3)	2007	113,077	—	648,006	761,083
William B. Rue, Former President and Chief Operating Officer(4)	2007	203,077	—	798,557	1,001,634

(1)	Mr. Lutz was appointed our Interim Chief Executive Officer on April 30, 2007, and served as our Chief Financial Officer for the entire fiscal year.

(2)	Mr. Dreimann’s employment terminated April 30, 2007.

(3)	Mr. Sabin’s employment terminated on August 24, 2006. Under the terms of Mr. Sabin’s separation agreement, his stock options expired 90 days after the date of the agreement:

	Number of
	Securities	Option	Original
	Underlying	Exercise	Expiration
Date of Grant	Forfeited Options	Price	Date

5/1/1998	70,720	$8.17	5/1/2008
12/18/1998	94,768	$13.92	12/18/2008
12/17/1999	94,768	$34.25	12/17/2009
4/2/2001	90,000	$14.80	4/2/2011
10/7/2002	200,000	$9.00	10/7/2012

(4)	Mr. Rue’s employment terminated on October 16, 2006. Under the terms of Mr. Rue’s separation agreement, his stock options expired 90 days after the date of the agreement:

	Number of
	Securities	Option	Original
	Underlying	Exercise	Expiration
Date of Grant	Forfeited Options	Price	Date

5/1/1998	70,719	$8.17	5/1/2008
12/18/1998	94,768	$13.92	12/18/2008
12/17/1999	94,768	$34.25	12/17/2009
4/2/2001	90,000	$14.80	4/2/2011
10/7/2002	200,000	$9.00	10/7/2012

(5)	Reflects actual salary received.

(6)	This column reports all other compensation that the Company could not properly report in any other column of the Summary Compensation Table. Details of amounts in this column are provided in the table entitled, “Executive Compensation — All Other” set forth below.

In fiscal 2007, the following compensation was paid to our named executive officers, which comprises “All Other Compensation.”

EXECUTIVE COMPENSATION — ALL OTHER
FISCAL YEAR ENDED JUNE 30, 2007

	Separation Agreement						All Other
							Vehicle
						Total-	Allowance
	Cash	Stock	Option	Consulting		Separation	with Tax	401K	Group Term
	Payments	Award	Extensions	Services	Other	Agreement	Gross Up	Contribution	Life Ins	Total
	$	$	$	$	$	$	$	$	$	$

William Lutz	—	—	—	—	—	—	16,573	7,154	720	24,447
Leonhard Dreimann(1)	1,200,000	—	165,158	75,000	63,027	1,503,185	44,787	5,885	2,322	1,556,179
David C. Sabin(2)	300,000	311,322	—	—	8,103	619,425	26,664	346	1,571	648,006
William B. Rue(3)	285,000	301,450	—	150,000	5,854	742,304	53,944	346	1,963	798,557

(1)	In connection with his resignation as Chief Executive Officer on April 30, 2007, Salton entered into a separation agreement with Mr. Dreimann. Pursuant to such agreement, Mr. Dreimann’s employment agreement dated January 1, 2003, as amended, was terminated and Salton agreed to pay him $450,000 on the eighth day after execution of such agreement and $750,000 plus interest on the first day following the sixth month anniversary of the first payment. The agreement also provided for existing stock options to remain exercisable for a period of two years after the date of the agreement. This provision was treated as a modification of the awards and the incremental compensation cost was calculated in accordance with SFAS No. 123(R). Mr. Dreimann will also be entitled to certain health insurance benefits for a period of 36 months, which was estimated at a present value of $63,027. Salton also agreed to pay Mr. Dreimann at an annual rate of $450,000 per year ($37,500 per month), plus reimbursement of expenses, for certain consulting services until the earlier of (1) six months from the date of the agreement and (2) the date on which the merger is consummated.

(2)	In connection with his resignation as Chairman of the Board on August 24, 2006, Salton entered into a separation agreement with Mr. Sabin. Pursuant to such agreement, Mr. Sabin’s employment agreement dated January 1, 2003, as amended, was terminated and Salton agreed to pay him $300,000 and issue 141,510 shares of common stock of Salton to Mr. Sabin. The value of this award was determined in accordance with SFAS No. 123(R). Mr. Sabin was also entitled to certain health care and other benefits for six months past termination of employment.

(3)	In connection with his resignation as President and Chief Operating Officer on October 18, 2006, Salton entered into a separation agreement with Mr. Rue. Pursuant to such agreement, Mr. Rue’s employment agreement dated January 1, 2003, as amended, was terminated and Salton agreed to pay him $285,000 and issue 144,928 shares of common stock of Salton to Mr. Rue. The value of this award was determined in accordance with SFAS No. 123(R). Mr. Rue was also entitled to certain health care and other benefits for six months past termination of employment. Mr. Rue agreed to provide consulting services for up to six months to the Company for an amount equal to $25,000 per month.

Narrative to Summary Compensation Table

Employment Agreements

William Lutz.  William Lutz, our interim Chief Executive Officer and Chief Financial Officer, and Salton are parties to an employment agreement, effective as of December 10, 2005 and as amended on September 13, 2007. The term of the agreement is automatically extended each day by one day to create a new one-year term unless a 12-month written notice of an intention not to extend the employment agreement is given by either party.

Mr. Lutz is entitled to an annual salary of $325,000. Mr. Lutz is also entitled to a bonus of $100,000 payable upon the earlier of: (x) December 31, 2007; and (y) the date the Board determines that the Company has successfully implemented a strategic alternative (the “Payment Date”); provided that the Board, in its discretion, may pay a portion of the bonus prior to the Payment Date based on Mr. Lutz’s efforts in recommending to the Board and implementing a strategic alternative. Under the terms of the employment agreement, as amended, if Mr. Lutz is terminated without cause or resigns with good reason, he is entitled to receive: (1) immediately upon such termination a lump sum payment in an amount equal to accrued and unpaid salary and any accrued bonus; and (2) a continued payment of his annual salary for eighteen months; provided that, in the event such termination occurs with the two-year period after a Change of Control, the amount payable in clause (2) shall be paid in a single lump sum payment within five days. Mr. Lutz would also be allowed continuation of welfare benefits for one year and to a lump sum payment within sixty (60) days of termination of the total amount of his unvested benefits (if any) under any Company sponsored plan or program which is forfeited on account of his being terminated.

Mr. Lutz is subject to a confidentiality agreement and a 12-month non-solicitation and non-competition covenant following any termination of employment.

Separation Agreements

Leonhard Dreimann.  In connection with his resignation as Chief Executive Officer on April 30, 2007, we entered into a separation agreement with Leonhard Dreimann. Pursuant to such agreement, Mr. Dreimann’s employment agreement dated January 1, 2003, as amended, was terminated and we agreed to pay him $450,000 on the eighth day after execution of such agreement and $750,000 plus interest on the first day following the sixth month anniversary of the first payment. We also agreed to pay Mr. Dreimann at an annual rate of $450,000 per year, plus reimbursement of expenses, for certain consulting services until the earlier of (1) six months from the date of the agreement and (2) the date on which the pending merger with APN Holdco is consummated. Mr. Dreimann will also be entitled to certain health insurance benefits for a period of

36 months. The agreement also contains mutual releases and restrictive covenants, including confidentiality, non-solicit and non-compete provisions.

David Sabin and William Rue.  We entered into Separation Agreements dated August 24, 2006 and October 16, 2006, respectively, with each of David C. Sabin (Former Chairman of the Board) and William B. Rue (Former President and Chief Operating Officer) (the “Separation Agreements”). Pursuant to the Separation Agreements, we: (a) paid Mr. Sabin $300,000 and Mr. Rue $285,000, in each case minus appropriate and customary payroll deductions; and (b) issued to Mr. Sabin and Mr. Rue 141,510 and 144,928, respectively, shares of our common stock. Each of Mr. Sabin and Mr. Rue is also entitled to certain health care and other benefits for six months past termination of employment. The Separation Agreements also contain mutual releases and confidentiality and non interference

Grants of Plan Based Awards

No options were granted to any Named Executive Officer during the fiscal year ended June 30, 2007.

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2007 of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JUNE 30, 2007

					Stock Awards
	Number of	Number of			Number	Market
	Securities	Securuties			of Shares	Value of
	Underlying	Underlying			of Stock	Shares of
	Unexercised	Unexercised			that	Stock that
	Options	Options	Option	Expiration	have not	have not
Name	Exercisable	Unexercisable	Exercise Price	Date	Vested	Vested
	#	#	$		#	$

William Lutz	4,000	—	$8.87	3/3/2013	2,750	$5,143
Leonhard Dreimann(1)	200,000	—	$9.00	4/30/2009	—	—
	94,768	—	$8.87	4/30/2009	—	—
	94,768	—	$8.87	4/30/2009	—	—
	90,000	—	$8.87	4/30/2009	—	—
	70,720	—	$8.87	4/30/2009	—	—

(1)	Per the terms of Mr. Dreimann’s separation agreement dated April 30, 2007, his options remain exercisable for a period of two years after the date of the agreement.

STOCK VESTED IN FISCAL YEAR 2007

Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	#	$

William Lutz(1)	2,750	$6,875

(1)	Restricted stock grant was made in fiscal 2006. 2,750 shares vested March 9, 2007.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

William Lutz.

Benefits.  Pursuant to the terms of his employment agreement, if we terminate Mr. Lutz’s employment during the term of the agreement for “cause”, or if Mr. Lutz terminates his employment other than for good reason, then Mr. Lutz shall be entitled to immediate payment equal to the amount of his then-current base salary accrued and unpaid as of the date of such termination. If, during the term of his employment agreement,

Mr. Lutz’s employment is terminated by us without cause or by Mr. Lutz with “good reason,” then Mr. Lutz shall be entitled to the following:

•	immediate payment of an amount equal to all accrued and unpaid base salary as of the date of such termination;

•	in accordance with the Company’s regular payroll practices, the remaining unpaid installments of base salary owing to Mr. Lutz for eighteen months (an aggregate of $487,500);

•	within 60 days of such termination, a lump sum payment equal to the amount (if any) of unvested benefits (if any) under any Company-sponsored plan or program that is forfeited as a result of such termination; and

•	continuation of certain benefits (or if such continuation is not available, the economic equivalent of such benefits) for the remainder of the year in which such termination occurred.

If Mr. Lutz’s employment is terminated during the term of his employment agreement due to his death or disability, he (or his designated beneficiaries) shall be entitled to the remaining unpaid installments of base salary owing to Mr. Lutz for the remainder of the contract year, in accordance with the Company’s regular payroll practices, and any accrued and unpaid bonus (if any).

If a change in control occurs during the term of the agreement and Mr. Lutz’s employment is terminated by us or any successor company, or if Mr. Lutz terminates his employment for good reason following such change in control, Mr. Lutz shall be entitled to the same benefits as he would receive upon a termination without cause or with good reason in a single lump-sum payment.

Definitions of “cause” and “good reason.”  As used in Mr. Lutz’s employment agreement, the following constitute a termination for “cause”:

•	commission of a felony or other crime involving dishonesty; or

•	willful or intentional breach of his employment agreement, including any intentionally or willfully wrongful conduct in performing or refusing to perform his duties.

In addition, we must provide Mr. Lutz with written notice and an opportunity to cure any wrongful conduct at least 60 days prior to effecting and termination for cause.

As used in Mr. Lutz’s employment agreement, the following constitute a termination for “good reason”:

•	any material breach of the employment agreement by us;

•	requirement that Mr. Lutz report to anyone other than our chief executive officer;

•	assignment of duties materially inconsistent with the duties described in the employment agreement;

•	failure by us to assign the employment contract to any successor company following a change in control;

•	requirement that Mr. Lutz be based at any office or location more than 50 miles from our offices as of the date of the agreement; and

•	any termination by Mr. Lutz during the one-year period immediately following a change in control.

Events Triggering a Change in Control.  The following events constitute a “change in control”:

•	any person (as such term is used in Rule 13d-5 of the Securities Exchange Act of 1934 (the “1934 Act”) or group (as such term is defined in Section 13(d) of the 1934 Act), other than a subsidiary or any employee benefit plan (or any related trust) of the Company becomes the beneficial owner of thirty-five percent (35%) or more of our common stock or of other securities entitled to vote generally in the election of our board directors (“Voting Securities”) representing thirty-five percent (35%) or more of the combined voting power of all of our Voting Securities;

•	within a period of 24 months or less, the individuals who, as of any date on or after December 1, 2005, constitute the Board (the “Incumbent Directors”) cease for any reason to constitute at least seventy five percent (75%) of the Board unless at the end of such period, seventy five percent (75%) of individuals then constituting the Board are persons who are Incumbent Directors or were nominated upon the recommendation of seventy five percent (75%) of the Incumbent Directors;

•	approval by the stockholders of the Company of either of the following:

•	a merger, reorganization or consolidation (“Merger”) with respect to which the individuals and entities who were the respective beneficial owners of Common Stock and Voting Securities of the Company immediately before such Merger do not, after such Merger, beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the common stock and the combined voting power of the Voting Securities of the corporation resulting from such Merger in substantially the same proportion as their ownership immediately before such Merger, or

•	the sale of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, there shall not be a Change in Control if, in advance of such event, Mr. Lutz agrees in writing that such event shall not constitute a Change in Control.

DIRECTOR COMPENSATION

Non-employee members of the Board of Directors are each paid an annual retainer fee of $40,000 and are reimbursed for all expenses incurred in attending meetings of the Board of Directors or any committee thereof. The chairs of the Compensation Committee and the Nominating and Governance Committee receive an additional annual fee of $2,000. The chair of the Audit Committee receives an additional annual fee of $4,000. The Lead Director receives an additional monthly fee of $20,000. Additionally, each non-employee Board member receives $1,000 for attendance in person of each Board and committee meeting. Fees are generally not paid for special telephonic Board or Committee meetings except as otherwise specifically approved by the Chairperson of the Board or Committee, as applicable, and notice of the same is provided to the Board. Mr. Mudrick does not receive any compensation for serving on the Board.

The following table summarizes the compensation paid to non-employee directors during fiscal 2007.

Fiscal Year Ended June 30, 2007

Name	Fees Paid	Total
	$	$

Lester Lee	41,000	41,000
David Maura(1)	20,000	20,000
Jason Mudrick	—	—
Steven Oyer(2)	54,000	54,000
Daniel Stubler(3)	89,500	89,500
Bruce Walker(4)	51,500	51,500

(1)	Resigned from the Board on January 23, 2007

(2)	Mr. Oyer had options outstanding for 2,000 shares, which expire September 17, 2013

(3)	Lead Director

(4)	Mr. Walker had options outstanding for 6,000 shares, which expire September 17, 2013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the common stock as of September 7, 2007 by (1) each person known to Salton to beneficially own 5% or more of the common stock, (2) each of the directors of Salton, (3) each of the current and former named executive officers appearing in the Summary Compensation Table below and (4) all current executive officers and directors of Salton as a group. The number of shares of common stock shown as owned by the persons and group named below assumes the exercise of all currently exercisable options and the conversion of all shares of Series A Preferred Stock held by such persons and group, and the percentage shown assumes the exercise of such options and the conversion of such shares and assumes that no options held by others are exercised.

	Number of Shares	Percentage of
	Beneficially	Shares Beneficially
Name of Beneficial Holder	Owned(1)	Owned

Harbinger Capital Partners Master Fund I, Ltd.(2)	3,348,667	17.7%
Contrarian Capital Management, L.L.C.(3)	2,584,000	16.8
Dimensional Fund Advisors Inc.(4)	1,145,900	7.5
Centre Partners II LLC(5)	1,070,302	5.7
Angelo, Gordon & Co., L.P.(6)	756,601	5.0
Mr. Leonhard Dreimann(7)	1,106,706	7.0
Mr. David C. Sabin(8)	608,288	3.9
Mr. William B. Rue	411,161	2.7
Mr. William Lutz(9)	10,437	*
Mr. Lester C. Lee	—	*
Mr. Jason B. Mudrick(3)	—	*
Mr. Steven Oyer(10)	2,000	*
Mr. Daniel J. Stubler	—	*
Mr. Bruce J. Walker(10)	10,000	*
All Directors and executive officers as a group (7 persons)(11)	1,129,143	7.1%

*	Less than 1%.

(1)	Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficially owned shares include shares subject to options exercisable within 60 days of June 15, 2007.

(2)	Based on a Schedule 13D/A filed on July 31 2007, consists of an aggregate of (i) 30,000 shares of Series A Preferred Stock, which are convertible into 2,647,067 shares of common stock, and (ii) 701,600 shares acquired by Harbinger Capital Partners Master Fund I (the “Master Fund”) from Salton on December 28, 2006. The Master Fund may be deemed to beneficially own 3,348,667 shares of common stock with shared voting and dispositive power.

(3)	Based on a Schedule 13D/A filed on October 24, 2006. Contrarian Capital Management, L.L.C. may be deemed to beneficially own 2,584,000 shares of common stock, with shared voting and dispositive power of 2,502,422 shares held by Contrarian Equity Fund, L.P., a Delaware limited partnership that invests and trades in securities and financial instruments and sole voting and dispositive power of 81,578 shares held in a client account managed by Contrarian Capital Management, L.L.C. Mr. Mudrick is the Portfolio Manager of Contrarian Equity Fund, L.P. and a Senior Vice President of Contrarian Capital Management, L.L.C. Contrarian Capital Management, L.L.C. disclaims beneficial ownership of the shares of common stock held by its clients. Mr. Mudrick is not a beneficial owner of the shares of common stock held by clients of Contrarian Capital Management, L.L.C.

(4)	Based on Schedule 13G/A filed on February 1, 2007, Dimensional Fund Advisors Inc. has sole voting and dispositive power of 1,145,900 shares of common stock.

(5)	Based on Schedule 13D/A filed on July 6, 2006, Centre Partners II LLC, as general partner and pursuant to certain investment management arrangements, may be deemed to beneficially own 1,070,302 shares with shared voting and dispositive power. Consists of an aggregate of 187,949 shares of common stock and 10,000 shares of Series A Preferred Stock, which are convertible into 882,353 shares of common stock.

(6)	Based on Schedule 13G/A filed on February 8, 2007, Angelo, Gordon & Co., L.P. has shared voting and dispositive power of 756,601 shares of common stock.

(7)	Includes, with respect to Mr. Dreimann, 550,256 shares of common stock which may be acquired upon the exercise of immediately exercisable options.

(8)	Includes 204,701 shares owned by Duquesne Financial Corporation (“Duquesne”), a corporation which is owned by Susan Sabin. Susan Sabin is David Sabin’s wife. Mr. Sabin disclaims beneficial ownership of all shares owned by Duquesne.

(9)	Includes, with respect to Mr. Lutz, 4,000 shares of common stock which may be acquired upon the exercise of immediately exercisable options.

(10)	Includes, with respect to each of Messrs. Oyer, and Walker, 2,000 and 6,000 shares, respectively, of common stock which may be acquired upon the exercise of immediately exercisable options.

(11)	Includes an aggregate of 562,256 shares which may be acquired by directors and officers of Salton upon the exercise of immediately exercisable options. See footnotes 7, 9 and 10 above.

The addresses of the persons shown in the table above who are beneficial owners of more than five percent of Salton’s common stock are as follows: Harbinger Capital Partners Master Fund I, Ltd., 555 Madison Avenue, 16th Floor, New York, New York 10022; Contrarian Capital Management, L.L.C., 411 West Putman Avenue, Suite 225, Greenwich, CT 06830; Centre Partners II, LLC, 30 Rockefeller Plaza, Suite 5050, New York, New York 10020; Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401; and Leonhard Dreimann 1285 Loch Lane, Lake Forest, Illinois 60045

Equity Compensation Plan Information

This table shows information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007.

	(a)	(b)	(c)
			Number of
			Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities		Compensation Plans
	to be Issued Upon	Weighted-Average	(Excluding
	Exercise of Outstanding	Exercise Price of	Securities
	Options, Warrants	Outstanding Options,	Reflected in Column
	and Rights	Warrants and Rights	(a)

Equity compensation plans approved by security holders(1)	454,242	$9.94	1,218,816
Equity compensation plans not approved by security holders(2)	551,894	$19.00	1,060,109

Total	1,006,136	$14.91	2,278,925

(1)	Includes: 1992 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-Employee Directors Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Option Plan.

(2)	Includes our: 1999 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions

Related Transactions

In July 2006, William B. Rue, the Company’s former President and Chief Operating Officer, reimbursed the Company for $382,415.65 withholding taxes paid by the Company in fiscal 2002.

Harbinger Capital Partners owns 30,000 shares of Salton’s Series A Preferred Stock and owns 47,164 shares of Salton’s Series C Preferred Stock. Harbinger Capital Partners owns approximately $15.0 million principal amount of 2008 senior subordinated notes and approximately $89.6 million principal amount of second lien notes.

David Maura, Vice President and Director of Investments at Harbinger Capital Partner and its affiliates, served on the Salton board of directors from June 2006 until his resignation on January 23, 2007. Mr. Maura resigned in light of Harbinger’s acquisition of Applica Incorporated.

On December 28, 2006, we (a) issued 701,600 shares of our common stock to Harbinger Capital Partners Master Fund I, Ltd. for an aggregate purchase price of $1,754,000 or $2.50 per share and (b) used the proceeds therefrom to repurchase from Harbinger $1,754,000 of our outstanding senior subordinated notes due 2008. We granted Harbinger certain registration rights in connection with the stock issuance.

On February 7, 2007, Salton, our wholly-owned subsidiary SFP Merger Sub, Inc. and APN Holding Company, Inc. entered into a definitive merger agreement pursuant to which SFP Merger Sub was to merge with and into APN Holding Company, the entity that acquired all of the outstanding common shares of Applica Incorporated on January 23, 2007. The merger would have resulted in Applica and its subsidiaries becoming subsidiaries of Salton and the stockholders of APN Holding Company — Harbinger Capital Partners Master Fund  I, Ltd. and Harbinger Capital Partners Special Situations Fund, LP — receiving in the aggregate approximately 83% of the outstanding common stock of Salton immediately following the merger. On August 1, 2007, APN Holding Company delivered to Salton written notice terminating the merger agreement.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with APN Holdco, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holdco is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

Item 14.	Principal Accounting Fees and Services

At a meeting on April 13, 2007, the Audit Committee appointed Grant Thornton LLP (“GT”) to serve as independent public accountants to audit the financial statements of Salton for fiscal 2007. At the same meeting, the Audit Committee dismissed Deloitte & Touche LLP (“D&T”) as Salton’s independent accountant effective on that date. D&T had audited Salton’s financial statements for each fiscal year since the fiscal year ended July 1, 1989.

The aggregate fees billed by D&T and GT for professional services for each of the last two fiscal years are as follows:

	Fiscal 2007		Fiscal 2006
	D&T	GT	D&T

Audit Fees(1)	$196,601	$761,942	$1,475,511
Audit-Related Fees(2)	136,715	—	4,164
Tax Fees(3)	91,432	53,380	444,879

Total	$424,748	$815,322	$1,924,554

(1)	Audit fees paid for 2007 and 2006 are for professional services for the audit of the Company’s consolidated financial statement included in the Annual Report of Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, statutory and regulatory audits of foreign entities, and required letters for SEC filings.

(2)	Audit related fees for fiscal 2007 were for review of preliminary proxy filing.

(3)	Tax fees paid for fiscal 2007 and 2006 were primarily for tax compliance and tax planning and advice services. Tax compliance services are rendered primarily in connection with U.S. and foreign tax filings. Tax planning and advice services include consultation regarding tax planning strategies.

The Audit Committee reviews audit and non-audit services performed by the principal accountant, as well as the fees charged by the principal accountant for such services. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the auditor’s independence.

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

For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor may be best positioned to provide the most effective and efficient services, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor is necessarily determinative.

The Audit Committee is also mindful of the relationship between fees for audit and non-audit services, in deciding whether to re-approve any such services. It may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax services and the total amount of fees for certain permissible non-audit services classified as “all other services.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1 and 2 — An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 hereof.

(a)(3) Exhibits — An “Exhibit Index” has been filed as part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the ninth day of October, 2007.

SALTON, INC.

By:	/s/ WILLIAM M. LUTZ
William M. Lutz
Interim Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 9, 2007.

Signature

/s/ WILLIAM M. LUTZ William M. Lutz	Interim Chief Executive Officer Chief Financial Officer and Director (Principal Accounting and Financial Officer)

/s/ BRUCE J. WALKER Bruce J. Walker	Director

/s/ STEVEN M. OYER Steven M. Oyer	Director

/s/ DANIEL J. STUBLER Daniel J. Stubler	Director

Lester C. Lee	Director

Jason Mudrick	Director

Leonhard Dreimann	Director

SALTON, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
Year Ended June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Salton, Inc.

We have audited the accompanying consolidated balance sheet of Salton, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salton, Inc. and subsidiaries as of June 30, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, on June 30, 2007 the Company adopted Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses. In addition, as of June 30, 2007, the Company has an accumulated deficit of $80.5 million and current liabilities exceed current assets by $150.3 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
October 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Salton, Inc.
Lake Forest, Illinois

We have audited the accompanying consolidated balance sheet of Salton, Inc. and subsidiaries (the “Company”) as of July 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton, Inc. and subsidiaries as of July 1, 2006, and the results of their operations and their cash flows for each of the two years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Chicago, Illinois
October 13, 2006

SALTON, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2007 and July 1, 2006

	2007	2006
	(In thousands except share data)

ASSETS
Current Assets:
Cash	$14,189	$18,103
Compensating balances on deposit	40,880	39,516
Accounts receivable, less allowance: 2007 $11,737; 2006 — $9,440	74,421	117,094
Inventories	115,933	143,997
Prepaid expenses and other current assets	11,510	14,809
Prepaid income taxes	2,267	1,332
Deferred income taxes	2,242	5,433

Total current assets	261,442	340,284
Property, Plant and Equipment:
Land	5,161	6,481
Buildings	11,616	13,376
Molds and tooling	45,106	44,902
Equipment and office furniture	45,175	48,069

	107,058	112,828
Less accumulated depreciation	(74,539)	(72,368)

Net Property, Plant and Equipment	32,519	40,460
Trade Names	129,534	159,675
Non-Current Deferred Tax Asset	7,071	3,269
Other Assets	5,230	9,844

Total Assets	$435,796	$553,532

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Revolving line of credit and other current debt	$112,691	$21,547
Second lien notes, including an adjustment of $13,013 and $10,971 for accrued interest	116,284	10,971
Senior subordinated notes, including an adjustment of $808 and $0 to the carrying value related to terminated interest rate swap agreements	58,898	—
Accounts payable	86,414	91,308
Accrued expenses	31,085	28,081
Accrued interest	4,152	5,028
Income taxes payable	2,228	702

Total current liabilities	411,752	157,637
Non-Current Deferred Tax Liability	10,241	16,271
Senior Subordinated Notes, including an adjustment of $0 and $1,829 to the carrying value related to interest rate swap agreements, respectively	—	61,531
Second Lien Notes, including an adjustment of $0 and $13,135 to the carrying value for accrued interest, respectively	—	116,407
Series C Preferred Stock, $.01 par value; authorized, 150,000 shares; 135,217 shares issued	10,026	8,922
Term Loan and Other Notes Payable	13,226	117,908
Other Long Term Liabilities	10,234	15,668

Total liabilities	455,479	494,344
Convertible Series A Preferred Stock, $.01 par value; authorized, 2,000,000 shares, 40,000 shares issued	40,000	40,000
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $.01 par value; authorized, 40,000,000 shares; shares outstanding:
2007 — 15,351,539; 2006 — 14,386,390	188	178
Treasury stock — 7,885,845 shares, at cost	(65,793)	(65,793)
Additional paid-in capital	67,057	63,854
Accumulated other comprehensive income	19,369	10,297
(Accumulated Deficit)/Retained earnings	(80,504)	10,652

Total stockholders’ (deficit) equity	(59,683)	19,188

Total Liabilities And Stockholders’ (Deficit) Equity	$435,796	$553,532

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2007, July 1, 2006, and July 2, 2005

	2007	2006	2005
	(In thousands except per share data)

Net sales	$523,301	$635,960	$781,736
Cost of goods sold	369,447	447,530	539,583
Distribution expenses	38,609	44,079	54,679

Gross profit	115,245	144,351	187,474
Selling, general and administrative expenses	139,651	172,075	207,810
Impairment loss on trade names	33,515	21,967	3,211
Restructuring costs	2,845	867	1,015

Operating loss	(60,766)	(50,558)	(24,562)
Interest expense, net	38,185	36,968	51,703
Gain on early settlement of debt	—	(21,721)	—

Loss before income taxes	(98,951)	(65,805)	(76,265)
Income tax expense (benefit)	(7,795)	36,229	(22,340)

Net loss from continuing operations	(91,156)	(102,034)	(53,925)
Income from discontinued operations, net of tax	—	1,735	2,138
Gain on sale of discontinued operations, net of tax	—	32,332	—

Net loss	$(91,156)	$(67,967)	$(51,787)

Weighted average common shares outstanding — basic and diluted	14,814	13,393	11,374
Net loss per common share: Basic and Diluted
Loss from continuing operations	$(6.15)	$(7.62)	$(4.74)
Income from discontinued operations, net of tax	—	0.13	0.19
Gain on sale of discontinued operations, net of tax	—	2.41	—

Net loss per common share: Basic and Diluted	$(6.15)	$(5.08)	$(4.55)

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended July 2, 2005, July 1, 2006 and June 30, 2007

				Retained		Accumulated	Total
	Common		Additional	Earnings		Other	Stockholders’	Total
	Shares	Common	Paid in	(Accumulated	Treasury	Comprehensive	Equity	Comprehensive
	Outstanding	Stock	Capital	Deficit)	Stock	Income (Loss)	(Deficit)	Income (Loss)
	(In thousands )

BALANCE, JULY 3, 2004	11,370	$148	$56,147	$130,406	$(65,793)	$12,668	$133,576
Net loss	—	—	—	(51,787)	—	—	(51,787)	$(51,787)
Other comprehensive income:
Minimum pension liability net of tax of $(425)	—	—	—	—	—	(1,007)	(1,007)	(1,007)
Derivative liability net of tax of $3,263	—	—	—	—	—	7,434	7,434	7,434
Foreign currency translation	—	—	—	—	—	(7,582)	(7,582)	(7,582)

Total comprehensive income	—	—	—	—	—	—	—	$(52,942)

Stock options exercised	6	—	27	—	—	—	27
Foreman additional liability	—	—	(733)	—	—	—	(733)

BALANCE, JULY 2, 2005	11,376	148	55,441	78,619	(65,793)	11,513	79,928
Net loss	—	—	—	(67,967)	—	—	(67,967)	$(67,967)
Other comprehensive income:
Minimum pension liability net of tax of $835	—	—	—	—	—	2,759	2,759	2,759
Derivative liability net of tax of $2	—	—	—	—	—	(1,404)	(1,404)	(1,404)
Foreign currency translation	—	—	—	—	—	(2,571)	(2,571)	(2,571)

Total comprehensive income								$(69,183)

Issuance of common stock	171	3	298	—	—	—	301
Stock based compensation	192	2	521	—	—	—	523
Stock options exercised	105	—	174	—	—	—	174
Subordinated note exchange	2,042	20	6,273	—	—	—	6,293
Foreman additional liability	500	5	1,147	—	—	—	1,152

BALANCE, JULY 1, 2006	14,386	178	63,854	10,652	(65,793)	10,297	19,188
Net loss	—	—	—	(91,156)	—	—	(91,156)	$(91,156)
Other comprehensive income:
Minimum pension liability net of tax of $1,807	—	—	—	—	—	4,351	4,351	4,351
Foreign currency translation	—	—	—	—	—	6,046	6,046	6,046

Total comprehensive income								$(80,759)

Adjustment to initially apply FAS No. 158, net of tax of $515	—	—	—	—	—	(1,325)	(1,325)
Issuance of common stock	702	7	1,747	—	—	—	1,754
Stock based compensation	264	3	816	—	—	—	819
Stock warrants issued	—	—	640	—	—	—	640

BALANCE, JUNE 30, 2007	15,352	$188	$67,057	$(80,504)	$(65,793)	$19,369	$(59,683)

See notes to consolidated financial statements.

SALTON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2007, July 1, 2006, and July 2, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(91,156)	$(67,967)	$(51,787)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	217	(117)	(1,906)
Deferred income tax provision (benefit)	(8,041)	41,351	(18,042)
Stock based compensation expense	819	522	—
Depreciation and amortization	13,289	15,476	19,914
Amortization of deferred financing costs	8,695	4,925	4,624
Bad debt provision (recovery)	1,538	4,678	(1,191)
Gain on sale of discontinued operations	—	(32,332)	—
(Gain)/loss on disposal of property and equipment	(678)	(451)	219
Inventory valuation adjustment	959	207	3,037
Impairment loss on trade names	33,515	21,967	3,211
Foreign currency gains and losses, unrealized	84	(183)	(32)
Gain — early settlement of debt	—	(21,721)	—
Gain on sale of investment	—	—	(861)
Minority interest, net of tax	—	1,404	6,389
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43,983	5,706	12,199
Inventories	32,328	18,926	12,959
Prepaid expenses and other current assets	3,700	(2,661)	(618)
Other non-current assets	30	2,509	(311)
Accounts payable	(4,811)	13,080	(15,875)
Income taxes payable	538	(3,379)	3,592
Accrued expenses	(3,611)	(9,890)	7,190

Net cash from operating activities	31,398	(7,950)	(17,289)

Cash flows from investing activities:
Capital expenditures	(8,171)	(5,902)	(9,271)
Proceeds from sale of property and equipment	4,433	2,147	17,161
Proceeds from sale of tabletop assets	—	14,195	—
Proceeds from sale of discontinued operations, net of $10,998 cash sold	—	69,938	—
Acquisition of majority interest, net of cash acquired	—	(4,525)	—
Additional payment for trade names	(142)	(217)	—
Increase in compensating balances on deposit	(1,364)	(4,867)	(355)

Net cash from investing activities	(5,244)	70,769	7,535

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	(10,629)	(42,704)	27,786
Proceeds from new credit agreement	—	48,870	—
Repayment of terminated credit agreement	—	(39,675)	—
Repayment of long-term debt	(18,928)	(50,475)	(1,049)
Distributions to minority shareholders	—	—	(2,296)
Costs associated with refinancing	(3,266)	(13,637)	(2,598)
Additional payment for trade names	—	—	(1,095)
Common stock issued	1,754	175	27

Net cash from financing activities	(31,069)	(97,446)	20,775

The effect of exchange rate changes on cash	1,001	1,939	(3,447)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,914)	(32,688)	7,574
CASH, BEGINNING OF YEAR, INCLUDING CASH OF DISCONTINUED OPERATIONS OF $0, $35,934 AND $27,917, RESPECTIVELY	18,103	50,791	43,217

CASH, END OF YEAR, INCLUDING CASH OF DISCONTINUED OPERATIONS OF $0, $0 AND $35,934, RESPECTIVELY	$14,189	$18,103	$50,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$39,872	$39,229	$40,342
Income taxes, net of refunds	(396)	614	5,480

See notes to consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities:

In the quarter ended December 30, 2006, the Company agreed to issue to William Rue, the former President and Chief Operating Officer, common stock of the Company pursuant to his Separation Agreement. As of June 30, 2007, the Company had issued the total award of 144,928 shares in fulfillment of its agreement with Mr. Rue.

In the quarter ended September 30, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. As of June 30, 2007, the Company had issued the total award of 141,510 shares in fulfillment of its agreement with Mr. Sabin.

In the quarter ended September 30, 2006, the Company issued a warrant for the purchase of 719,320 shares of common stock of the Company at an exercise price of $2.12 per share to the Agent of the Senior Secured Credit Facility which resulted in additional paid-in capital of $640,000.

In the quarter ended July 1, 2006, the Company issued 500,000 shares of restricted common stock in lieu of cash under an agreement with one of the venture participants under the Foreman obligation.

In the quarter ended April 1, 2006, the Company issued 171,428 shares of restricted common stock to the Agent of the Senior Secured Credit Facility.

In the quarter ended December 31, 2005, the Company entered into a facility agreement allowing the Company’s European subsidiaries to borrow funds in accordance with the terms of the agreement. Concurrently with the repayment of the previous credit agreement, the Company recorded $1.3 million in financing fees, funded by proceeds from the new agreement.

In the quarter ended October 1, 2005, the Company issued 2,041,420 shares of its common stock, and 135,217 shares of its Series C preferred stock with a total liquidation preference of $13.5 million as part of the Debt Exchange more fully described in Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt.”

In fiscal 2005, the Company incurred capital lease obligations of $0.7 million

See notes to consolidated financial statements.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2007, July 1, 2006, and July 2, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization and Basis of Presentation — Salton, Inc. (the “Company” or “Salton”) is a leading designer, marketer and distributor of branded, high quality small appliances and electronics for the home, home décor and personal care and wellness products. Salton’s product mix includes a broad range of kitchen and home appliances, electronics, time products, lighting products and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton®, George Foreman®, Westinghousetm, Toastmaster®, Melitta®, Russell Hobbs®, Farberware® and Stiffel®.

Principles of Consolidation — The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in affiliates, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. Intercompany balances and transactions are eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends on the Saturday closest to June 30. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Year Ended	Weeks

2007	June 30, 2007	52
2006	July 1, 2006	52
2005	July 2, 2005	52

Foreign Currency — Salton’s reporting currency is the U.S. Dollar. Salton’s foreign subsidiaries functional currencies are their local currencies. Translation adjustments resulting from translating the functional currency financial statements into U.S. Dollars are reported separately in accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Gains and losses from foreign currency transactions are recognized in the consolidated statements of operations. The Company recorded net foreign currency transaction gains in selling, general and administrative expense of $1.0 million, $2.2 million, and $3.9 million in fiscal 2007, 2006, and 2005, respectively.

Use of Estimates — In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and estimated lives of fixed assets and intangibles.

Cash and Cash Equivalents — Salton considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Compensating Balances on Deposit — The Company utilizes a facility with a bank to provide short-term documentary credits to conduct business with its suppliers in certain countries. These arrangements require that funds be held on deposit as security for this facility.

Allowance for Doubtful Accounts — The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company utilizes a number of tools to evaluate and mitigate customer credit risk. Management evaluates each new customer account using a combination of some or all of the following sources of information: credit bureau reports, industry credit group reports, customer financial statement analysis, customer supplied credit references and bank references. Appropriate credit limits are set in accordance with company credit risk policy and monitored on an on-going basis. Existing customers are monitored and credit limits are adjusted according to changes in their financial condition. The Company does not require collateral on credit sales and reviews its accounts receivable aging

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on a regular basis to determine if any of the receivables are past due. The Company writes off all uncollectible trade receivables against its allowance for doubtful accounts. No customer accounted for greater than 10% of the gross accounts receivable at June 30, 2007 and July 1, 2006.

Estimates of Credits to be Issued to Customers — Salton regularly receives requests for credits from retailers for returned products or in connection with sales incentives, such as cooperative advertising, volume rebate agreements, product markdown allowances and other promotional allowances. The Company reduces sales or increases selling, general, and administrative expenses, depending on the nature of the credits, for estimated future credits to customers. Estimates of these amounts are based either on historical information about credits issued, relative to total sales, or on specific knowledge of incentives offered to retailers. This process entails a significant amount of inherent subjectivity and uncertainty.

These incentives are accounted for in accordance with Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”). In instances where there is an agreement with the customer to provide advertising funds, reductions in amounts received from customers as a result of cooperative advertising programs are included in the consolidated statement of operations on the line entitled “Selling, general, and administrative expenses.” Returns, markdown allowances, cash discounts, and volume rebates are all recorded as reductions of net sales.

Specifically, per paragraph 9 of EITF Issue No. 01-9, cooperative advertising is to be characterized as a reduction of revenue unless two conditions are met. The Company believes that its processes meet these criteria:

1. The Company receives an identifiable benefit (i.e. advertising placement) in exchange for the consideration. In order to meet this condition, the identified benefit must be sufficiently separable from the customer’s purchase of Salton’s products such that Salton could have entered into an exchange transaction with a party other than a purchaser of its products or services in order to receive that benefit.

2. The Company can reasonably estimate the fair value of the benefit identified above (e.g. estimate of the value of advertising placement).

The Company currently receives an identifiable benefit, such as newspaper, radio and television advertising, and requires a combination of verification, customer agreements and determination of value, in support of its inclusion of cooperative advertising in selling, general and administrative expense.

Inventories — The Company values inventory at the lower of cost or market, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, the Company writes down the related inventory to the estimated net realizable value. The Company regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. The Company’s domestic inventories are generally determined by the last-in, first-out (LIFO) method. These inventories account for approximately 37.8% and 49.6% of the Company’s inventories as of June 30, 2007 and July 1, 2006, respectively. Salton Europe and Salton Hong Kong inventory is valued at the lower of cost, calculated on a moving average basis, and net realizable value. All remaining inventory cost is determined on the first-in, first-out basis. See Note 7, “Inventories.”

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income as incurred. Depreciation is based on the straight-line method over the estimated useful lives of the assets and leasehold improvements are amortized over the shorter of the remaining period of the lease or the estimated useful lives of the improvements (see table below).

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Useful Life
Asset Category	(In Years)

Buildings and improvements	10 to 50
Molds and tooling	5
Equipment and office furniture	2 to 10

Depreciation expense charged to continuing operations was $12.1 million in 2007, $12.8 million in 2006, and $14.3 million in 2005.

Trade names — The Company trade names were acquired in transactions and business combinations. Identifiable intangibles with indefinite lives are not amortized.

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

Long-Lived Assets — The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Whenever events or changes in circumstances indicate potential impairment, the expected undiscounted cash flows generated by the tested asset or asset group are compared to their net book value. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the book value over the estimated fair value is recognized in current earnings.

Revenue Recognition — The Company principally recognizes revenue at FOB shipping point which corresponds to when title and risks and rewards of ownership transfer to its customers. When fees are charged to the customer for shipping and handling costs, these revenues are included in net sales. Provision is made for the estimated cost of returns and warranties.

Distribution Expenses — Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold. For financial statement presentation, distribution expenses are included in the distribution line of the statement of operations.

Advertising — The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are expensed in the period in which the advertising or other promotion by the retailer occurs.

The Company’s trade names and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which the advertising and promotion occurs. Advertising expense charged to continuing operations was $45.9 million in 2007, $59.8 million in 2006, and $81.0 million in 2005 and is reflected as a component of Selling, General and Administrative Expenses.

Self-Insurance — The Company maintains a self-insurance program for health claims for Domestic employees. The Company accrues estimated future costs that will be incurred for existing employee claims. The Company does not provide any post-retirement health care benefits.

Deferred Financing Costs — The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized as deferred financing costs and amortized using the effective interest

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over the term of the related debt. Deferred financing costs of $4.9 million, net of accumulated amortization of $20.3 million, and $9.5 million, net of accumulated amortization of $11.5 million, as of June 30, 2007 and July 1, 2006, respectively, are carried on the balance sheet within other assets.

Income Taxes — The Company accounts for income taxes using the asset and liability approach. If necessary, the measurement of deferred tax assets is reduced, based on available evidence, by the amount of any tax benefits that management believes is more likely than not to not be realized.

Net Income (Loss) per Common and Common Equivalent Share — Net income (loss) per common and common equivalent share is computed in accordance with FASB Statement No. 128, “Earnings Per Share,” and Emerging Issues Task Force (EITF) Statement No. 03-6, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share.” Basic net income per common share is calculated by allocating income from continuing operations to common stock and participating securities to the extent each security may share in the earnings, based on participation rights, as if all of the earnings for the period had been distributed. A convertible participating security is included in the computation of basic net income per common share if the effect is dilutive.

Diluted net income per common and common equivalent share reflects the potential dilution that would occur if any outstanding options or warrants were exercised and participating securities were converted in accordance with the “if converted” method, if the effect of including these options, warrants and securities is dilutive. The two-class method of calculating diluted net income per common and common equivalent share is used in the event the “if converted” method is anti-dilutive.

Stock Based Compensation — The Company has various stock-based compensation plans, which are described more fully in Note 14, “Stock Based Compensation.” Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” which revises Statement No. 123 and supersedes APB 25. Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, was recognized over the remaining vesting period which concluded in fiscal 2006. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant. There were no stock option awards granted in fiscal 2007 and 2006.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the period prior to July 3, 2005, the Company used the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123(R).

2005
(In thousands,
except per share data)

Net loss from continuing operations — as reported	$(53,925)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,473)

Net loss from continuing operations — pro forma	$(55,398)

Net loss — as reported	$(51,787)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(1,473)

Net loss — pro forma	$(53,260)

Net loss from continuing operations per common share: Basic
As reported	$(4.74)
Pro forma	(4.87)
Net loss from continuing operations per common share: Diluted
As reported	$(4.74)
Pro forma	(4.87)
Net loss per common share: Basic
As reported	$(4.55)
Pro forma	(4.68)
Net loss per common share: Diluted
As reported	$(4.55)
Pro forma	(4.68)

Fair Value of Financial Instruments — The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The fair value of the Company’s long-term, fixed rate debt was estimated based on dealer quotes. As of July 1, 2006, the fair value of the senior subordinated notes was $47.3 million versus a carrying value of $59.9 million. The Series C preferred stock was originally recorded at its fair value of $8.0 million, using an effective interest rate of 11.06% (see Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”). The associated discount is being accreted to interest expense through the maturity date in 2010. As of June 30, 2007, the carrying value of $10.0 million of Series C preferred stock was included in long-term debt.

It is not practicable to estimate the fair value of the Series A and Series C Preferred stock as there have been no recent transactions related to these instruments and there is no readily available market for these instruments. However, the Company believes the fair value of these instruments is significantly less than the carrying value.

The carrying value of the other short-term and long-term variable rate debt approximates fair value as the current terms are comparable to current market instruments.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of fiscal 2008. The Company has not been able to complete its evaluation of the impact of adopting Interpretation No. 48 and as a result, is not able to estimate the effect the adoption will have on its financial position and results of operations.

In June 2006, Emerging Issues Task Force Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3) was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact of this statement on its consolidated results of operations, cash flows, and financial position.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FASB Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. FASB Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact of this statement on its consolidated results of operations, cash flows, and financial position.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has an accumulated deficit of $80.5 million as of June 30, 2007. The Company’s Senior Secured Credit Facility requires the repayment of outstanding overadvances of approximately $62.0 million by November 10, 2007. In addition, the Company has approximately $161.5 million of debt maturing in fiscal 2008. The Company’s projected cash flows will not be sufficient to fund these payments. On October 1, 2007, the Company signed an Agreement and Plan of Merger with APN Holdco. The Company believes that without the consummation of the merger, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. There can be no assurance that the Company will be able to complete the merger. As such, the Company’s continuation as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets that are not amortized are subject to a fair-value based impairment test on an annual basis or more frequently if circumstances indicate a potential impairment. The annual test for impairment of intangible assets is conducted at the end of the fourth quarter of each fiscal year. In addition, the Company may perform interim assessments if conditions indicate that a potential impairment may exist. Salton’s indefinite lived intangible assets are comprised of trade names utilized in the marketing of its products on a worldwide basis.

The Company utilizes several methods in determining fair value of its intangible assets, with primary reliance placed on the relief from royalty method. This method assumes that a third party owns the trade name and the Company must pay a royalty for the privilege of using it. Since the Company owns the asset, it is relieved of having to pay the royalties (relief-from-royalty) and thus has a cost savings. The methodology is based on the premise that free cash flow to the trade name asset is a more valid criterion for measuring value than “book” or accounting profits. The fair value of the trade name is the present value of the after-tax free cash flows associated with the trade name, based on its value as an avoided licensing cost, discounted at an appropriate rate of return.

In fiscal year 2005, the Company determined that a pre-tax impairment charge against trade names of $3.2 million was necessary to reflect management’s decisions regarding discontinuing certain underperforming product lines associated with further restructuring activities.

In the fourth quarter of fiscal year 2006, the annual impairment test was conducted for the Company’s trade names. Upon completion of the assessment, it was determined that the carrying value of certain trade names exceeded their fair value. As a result, the Company recorded a $21.1 million impairment charge. The impairment occurred primarily among trade names that are considered outside of the Company’s core business and had experienced recent declines, resulting in lower expectations regarding future cash flows. In addition, the Company also recorded a $0.8 million impairment charge against certain patents that were being amortized, to reflect management’s decisions regarding discontinuing these product lines.

In the third quarter of fiscal 2007, management determined that the uncertainty associated with the potential pending merger, along with the drop in domestic sales represented a triggering event, and an interim evaluation of the Company’s trade names was performed. This interim evaluation was done on a stand alone basis, and did not consider potential changes in the use or performance of the brands that may result following the pending merger.

As a result of this interim evaluation, the Company determined that the implied fair value of the George Foreman trade name was less than its carrying value, and recorded a non-cash impairment charge totaling $12.5 million.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal year 2007, the annual impairment test was conducted for the Company’s trade names. Upon completion of the assessment, it was determined that the carrying value of certain trade names exceeded their fair value. The results of this test showed an additional impairment charge of $15.2 million for the George Foreman trade name. The Company also recorded an impairment charge of $5.8 million in the fourth quarter of fiscal 2007 on the Toastmaster trade name as a result of the annual test. The continued sales decline under these trade names, coupled with the uncertainty surrounding the Company’s ability to satisfy the liquidity needed to promote and develop new products and launch promotional campaigns, introduces significant future forecast risk. The Company believes that it has strong brand recognition and that if it is able to invest in the brands as planned, the forecasted growth is achievable. The lack of certainty, however, has resulted in valuations that are below the carrying values of the trade names and resulted in the recording of an impairment loss.

The following tables summarize the intangible asset activity and balances:

			Impairment		Currency
	7/1/2006	Additions	Charges	Amortization	Fluctuations	6/30/2007
	(In thousands)

Trade names — indefinite lived	$159,675	$142	$(33,515)	$—	$3,232	$129,534
Trade names — definite lived	—	—	—	—	—	—

Total	$159,675	$142	$(33,515)	$—	$3,232	$129,534

			Impairment		Currency
	7/2/2005	Additions	Charges	Amortization	Fluctuations	7/1/2006
	(In thousands)

Trade names — indefinite lived	$178,995	$216	$(21,145)	$—	$1,609	$159,675
Trade names — definite lived	1,046	—	(822)	(224)	—	—

Total	$180,041	$216	$(21,967)	$(224)	$1,609	$159,675

4.	DISCONTINUED OPERATIONS

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

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of financial results included within discontinued operations:

	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Net sales from discontinued operations	$—	$68,798	$289,276

Income from discontinued operations before income taxes	—	5,477	$20,760
Income taxes	—	2,338	12,233
Minority interest	—	1,404	6,389

Income from discontinued operations, net of tax	$—	$1,735	$2,138

5.	SALE OF TABLETOP ASSETS

On September 16, 2005, the Company completed the sale of certain tabletop assets at cost to Lifetime Brands, Inc. for approximately $14.2 million. With this transaction, Salton divested the Block® and Sasaki® brands, licenses to Calvin Klein® and Napa Styletm tabletop products and distribution of crystal products under the Atlantis® brand.

6.	ACQUISITIONS AND ALLIANCES

Acquisition of the George Foreman Name

In the quarter ended December 25, 1999, Salton acquired effective July 1, 1999, the right to use in perpetuity and worldwide the name George Foreman in connection with the marketing and sale of food preparation and non-alcoholic drink preparation and serving appliances. The aggregate purchase price payable to George Foreman and other participants was $137.5 million. The company has an agreement with George Foreman for professional appearances to promote this product line. This agreement expires in December 2007 and requires payments totaling $2.0 million.

7.	INVENTORIES

A summary of inventories is as follows:

	June 30,	July 1,
	2007	2006
	(In thousands)

Raw materials	$2,070	$3,024
Finished goods	113,863	140,973

Total	$115,933	$143,997

At June 30, 2007 and July 1, 2006, domestic inventories determined by the last in, first out (LIFO) inventory method amounted to $43.8 million and $71.5 million, respectively. If the first-in, first-out (FIFO) inventory method had been used to determine cost for 100.0% of the Company’s inventories, they would have been $3.7 million and $4.0 million higher at June 30, 2007 and July 1, 2006, respectively, and net loss would have been $91.4 million ($6.17 per share) and $67.1 million ($5.01 per share) for fiscal 2007 and 2006, respectively. Obsolescence and valuation reserves included in inventories were $10.9 million at June 30, 2007 and $13.2 million at July 1, 2006, respectively.

8.	SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

Senior Secured Credit Facility — On June 15, 2004, the Company entered into an amended and restated senior secured credit facility (“Credit Facility”) consisting of a $100.0 million term loan and a revolving line

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit. Since June 15, 2004, the Company amended the Credit Facility to, among other things: (1) extend the maturity date to December 31, 2007; (2) increase the maximum size of the facility from $275.0 million to the difference between $287.0 million and the principal amount of the new second lien notes which are discussed below; (3) increase the letter of credit subfacility from $10.0 million to $15.0 million; (4) modify financial covenants including the elimination of the foreign leverage ratio; (5) eliminate the pledges of stock of foreign subsidiaries of the Company other than the 66 2/3% of the stock of Salton International CV; (6) suspend the consolidated fixed charge coverage ratio and minimum EBITDA covenants beginning with the twelve months ending July 1, 2006 through and including the twelve months ending June 2007 and adds a monthly cash flow covenant beginning with August 2006 and (7) increase the amount of overadvance and extend the date upon which the Company must repay the outstanding overadvances. The Credit Facility is secured by all of the tangible and intangible assets of domestic entities and is unconditionally guaranteed by each of the Company’s direct and indirect domestic subsidiaries.

The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates, and may otherwise restrict corporate and business activities. As of June 30, 2007, the Company was in violation of one of its reporting covenants. The Company obtained a waiver of this violation. (See Note 23, “Subsequent Events”).

Subsequent to June 30, 2007, the Company entered into further amendments which provide additional borrowing capacity, extend the termination date of the facility to December 31, 2008 and, subject to certain conditions, extends the date on which the Company must repay the outstanding overadvances, which totaled $48.4 million as of June 30, 2007, under the facility to November 10, 2007. (See Note 23, “Subsequent Events”)

Information regarding borrowings under the Credit Agreement is as follows:

	June 30,	July 1,
	2007	2006
	(In thousands)

Balance at end of fiscal period	$100,000	$100,000
Interest rate at end of fiscal period	11.86%	11.17%
Weighted average interest rate during fiscal period	12.06%	9.96%
Outstanding letters of credit at end of fiscal period	1,059	289
Unused letters of credit at end of the fiscal period	13,941	14,711

Revolving Line of Credit and Other Current Debt

Revolving Credit Facility — The revolving line of credit of the Credit Facility provides advances based primarily upon percentages of eligible accounts receivable and inventories. On June 30, 2007 and July 1, 2006, the Company had no outstanding balance under the revolving facility and had $5.0 million and $5.1 million, respectively, available for future borrowings. Typically, given the seasonal nature of Salton’s business, borrowings and availability tend to be highest in the second fiscal quarter.

At June 30, 2007, the rate plus applicable margin on the Credit Facility was 12.75% for Base (Prime) rate loans. The Company has the option to convert any base rate loan to a LIBOR rate loan, which includes an applicable margin of 8.5%, effective August 8, 2007.

Letters of Credit — As of June 30, 2007, the Company had outstanding letters of credit of $1.1 million under the letter of credit subfacility of $15.0 million.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Salton Europe Facility Agreement — On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a Facility Agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. The provisions of the Facility Agreement allow certain of the Company’s European subsidiaries to borrow funds as needed in an aggregate amount not to exceed £61.0 million (approximately $122.4 million). The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At June 30, 2007, these rates for borrowings denominated in the Great Britain Pound were approximately 12.71% and 8.46% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.06%.

The Facility Agreement consists of a Revolving Credit Facility with an aggregate maximum availability of £50.0 million (approximately $100.4 million) and two Term Loan Facilities of £5.0 million and £6.0 million (approximately $10.0 million and $12.0 million, respectively). The Company has used borrowings under these facilities to repay existing debt and for working capital purposes. As of June 30, 2007, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of £4.5 million (approximately $9.0 million) and borrowings denominated in the U.S. Dollar of $1.3 million. As of that date, $2.7 million was available for future borrowings. Under the Term Loan Facilities, the Company had outstanding borrowings of £7.4 million (approximately $14.9 million).

The Facility Agreement is secured by all of the tangible and intangible assets of certain foreign entities, a pledge of the capital stock of certain of our subsidiaries, and is unconditionally guaranteed by certain of the Company’s foreign subsidiaries.

The Facility Agreement contains a number of significant covenants that, among other things, restrict the ability of certain of the Company’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, the Company is required to comply with a fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2007.

The revolving line of credit of the Facility Agreement is classified as current because the agreement includes a subjective acceleration clause requiring the Company to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the lender.

Term Loan, Second Lien Notes and Other Long-Term Debt

Term Loan — At June 30, 2007 and July 1, 2006, the Company had $100.0 million outstanding under the term loan portion of the senior secured credit facility, as amended on August 8, 2007 to extend the due date to December 31, 2008. The amendment also requires the repayment of all existing overadvances up to $62.0 million under the senior secured credit facility. The Company has classified the term loan as current due to the required repayment of overadvances on November 10, 2007, as well as the Company’s liquidity and operational concerns discussed in Note 2, “Going Concern.”

Senior Subordinated Notes — On April 23, 2001, the Company issued $150.0 million of 12 1/4% Senior Subordinated notes (the “2008 Notes”) due April 15, 2008. Proceeds of the 2008 Notes were used to repay outstanding indebtedness and for the acquisition of Pifco Holdings PLC (Salton Europe). On August 26, 2005, the Company completed a private debt exchange for approximately $90.1 million of the 2008 Notes (see “Debt Exchange”).

Debt Exchange — On August 26, 2005, the Company completed a private debt exchange offer for outstanding Senior Subordinated Notes due December 15, 2005 (“2005 Notes”) and outstanding Senior

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Notes due April 15, 2008 (“2008 Notes”). The Company accepted for exchange an aggregate of approximately $75.2 million in principal amount of 2005 Notes (approximately 60.1% of the then outstanding 2005 Notes) and approximately $90.1 million in principal amount of 2008 Notes (approximately 60.1% of the then outstanding 2008 Notes) that were validly tendered in the debt exchange offer.

Upon closing of the debt exchange offer, the Company issued an aggregate of approximately $99.2 million of senior second lien notes (the “Second Lien Notes”), 2,041,420 shares of its common stock, and 135,217 shares of its Series C preferred stock with a total liquidation preference of $13.5 million. A gain of $21.7 million (approximately $1.52 per share) was realized on the debt exchange in fiscal 2006. The Second Lien Notes mature on March 31, 2008 and bear interest at LIBOR plus 7%, payable in cash on January 15th and July 15th of each year, beginning in January 2006. The Series C preferred stock is generally non-dividend bearing and is mandatorily redeemable by the Company in cash at the liquidation amount on August 26, 2010. The Company also granted certain registration rights for approximately 1,837,455 shares of Salton common stock and 121,707 shares of Series C preferred stock received by certain former holders of Subordinated Notes.

The debt exchange has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments. As of June 30, 2007, future interest payments of $13.0 million were accrued and included in current debt.

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

Series C Preferred Stock — In connection with the debt exchange (see “Debt Exchange”), the Company issued 135,217 shares of Series C preferred stock with a total liquidation preference of $13.5 million. The Company’s restated certificate of incorporation authorizes the Company to issue up to 150,000 shares of Series C preferred stock.

The Series C preferred stock was recorded at its fair value of $8.0 million, using an effective interest rate of 11.06%. The associated discount is being accreted to interest expense through the maturity date in 2010. As of June 30, 2007, the carrying value of $10.0 million of Series C preferred stock was included in long-term debt.

The Series C preferred stock is non-dividend bearing and ranks, as to distribution of assets upon the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, (a) prior to all shares of convertible preferred stock from time to time outstanding, (b) senior, in preference of, and prior to all other classes and series of the Company’s preferred stock and (c) senior, in preference of, and prior to all of the Company’s now or hereafter issued common stock.

Except as required by law or by certain protective provisions in the Company’s restated certificate of incorporation, the holders of shares of Series C preferred stock, by virtue of their ownership thereof, have no voting rights.

In the event of the Company’s liquidation, dissolution or winding up, whether voluntary or involuntary, holders of the Series C preferred stock will be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount in cash equal to $100 per share (the “Series C Preferred Liquidation

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preference”), before any distribution is made to the holders of the Company’s convertible preferred stock, common stock or any other capital stock ranking junior as to liquidation rights to the Series C preferred stock.

In the event of a change of control (as defined in the Company’s restated certificate of incorporation), each holder of shares of Series C preferred stock will have the right to require the Company to redeem such shares at a redemption price equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through the change of control. The redemption price is payable on a date after a change of control that is 91 days after the earlier of (x) the date on which specified debt (including indebtedness under the Company’s senior secured credit facility, the second lien credit agreement, the indentures under which the Subordinated Notes were issued, and restatements and refinancings of the foregoing) matures and (y) the date on which all such specified debt is repaid in full, in an amount equal to the Series C Preferred Liquidation Preference plus an amount equivalent to interest accrued thereon at a rate of 5% per annum compounded annually on each anniversary date of the issuance date for the period from the issuance date through such change of control payment date. The certificate of designation for the Series C preferred stock provides that, in the event of a change of control, the Company shall purchase all outstanding shares of Series C preferred stock with respect to which the holder has validly exercised the redemption right before any payment with respect to the redemption of convertible preferred stock upon such change of control.

The Company may optionally redeem, in whole or in part, the Series C preferred stock at any time at a cash price per share of 100% of the then effective Series C Preferred Liquidation Preference per share. On August 26, 2010, the Company will be required to redeem all outstanding shares of Series C preferred stock at a price equal to the Series C Preferred Liquidation Preference per share, payable in cash.

The merger agreement disclosed in Note 23, “Subsequent Events” requires the mandatory conversion of all outstanding shares of the Series C preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

As of June 30, 2007 long-term debt matures as follows:

	Second Lien	Subordinated	Series C	Term	Europe
Fiscal Year Ended	Notes	Notes	Preferred	Loan	Facility	Other	Total
	(In thousands)

2008	$116,284	$58,170	$—	$100,000	$1,672	$712	$276,838
2009	—	—	—	—	23,533	—	23,533
2010	—	—	—	—	—	—	—
2011	—	—	13,522	—	—	—	13,522
2012	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—

	$116,284	$58,170	$13,522	$100,000	$25,205	$712	$313,893

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recorded balances of the Company’s long-term debt include the following components:

	Second Lien	Subordinated	Series C	Term	Europe
	Notes	Notes	Preferred	Loan	Facility(1)	Other	Total

June 30, 2007
Principal balance	$103,271	$58,170	$—	$100,000	$11,979	$712	$274,132
Interest payable — current	13,013	—	—	—	—	—	13,013
Fair value adjustment	—	808	—	—	—	—	808
Unamortized discount	—	(80)	—	—	—	—	(80)

Total current debt	116,284	58,898	—	100,000	11,979	712	287,873

Principal balance	—	—	13,522	—	13,226	—	26,748
Unamortized discount	—	—	(3,496)	—	—	—	(3,496)

Total long-term debt	—	—	10,026	—	13,226	—	23,252

Total recorded balance	$116,284	$58,898	$10,026	$100,000	$25,205	$712	$311,125

July 1, 2006
Principal balance	$—	$—	$—	$—	$21,131	$416	$21,547
Interest payable — current	10,971	—	—	—	—	—	10,971

Total current debt	10,971	—	—	—	21,131	416	32,518

Principal balance	103,271	59,881	13,522.00	100,000	17,901	8	294,583
Interest payable — long-term	13,136	—	—	—	—	—	13,136
Fair value adjustment	—	1,829	—	—	—	—	1,829
Unamortized discount	—	(179)	(4,600.00)	—	—	—	(4,779)

Total long-term debt	116,407	61,531	8,922.00	100,000	17,901	8	304,769

Total recorded balance	$127,378	$61,531	$8,922.00	$100,000	$39,032	$424	$337,287

(1)	The revolving line of credit of the Facility Agreement is classified as current because the agreement includes a subjective acceleration clause requiring the Company to deposit all proceeds from collection of accounts receivable and sale of collateral with an account under the exclusive dominion and control of the lender.

Included in interest expense are amortized financing costs of $8.7 million, $4.9 million, and $4.6 million for the fiscal years 2007, 2006 and 2005, respectively.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage interest rate and foreign currency risk. The Company does not enter into derivative financial instruments for trading purposes. Interest rate swap agreements were used in the past as part of the Company’s program to manage the fixed and floating interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company uses forward exchange contracts to hedge foreign currency payables for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily related to the Australian dollar to the U.S. dollar.

When entered into, these financial instruments are designated as hedges of underlying exposures. When a high correlation between the hedging instrument and the underlying exposure being hedged exists, fluctuations in the value of the instruments are offset by changes in the value of the underlying exposures.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of derivatives used to hedge or modify the Company’s risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedging transactions and investments and to the overall reduction in the Company’s exposure to adverse fluctuations in interest rates and foreign exchange rates. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure from its use of derivatives. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates or exchange rates.

Interest Rate Management — The Company did not have any interest rate swap agreements in effect as of June 30, 2007 or July 1, 2006. Gains from early termination of prior swap contracts were deferred as adjustments to the carrying amount of the outstanding debt and are being amortized as an adjustment to interest expense related to the debt over the remaining period originally covered by the terminated swap. (See Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-term Debt.”)

Foreign Currency Management — All foreign exchange contracts have been recorded on the balance sheet at $0.1 million fair value within accrued expenses. The change in the fair value of contracts that qualify as foreign currency cash flow hedges and are highly effective was de minimis. This amount was recorded in other comprehensive income net of tax. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings during fiscal year 2008. At June 30, 2007, the Company had foreign exchange contracts for the purchase of 3.0 million U.S. dollars.

10.	CONVERTIBLE SERIES A PREFERRED STOCK

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

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company may optionally convert in whole or in part, the convertible preferred stock at any time on and after July 15, 2003 at a cash price per share of 100% of the then effective Liquidation Preference per share, if the daily closing price per share of the Company common stock for a specified 20 consecutive trading day period is greater than or equal to 200% of the then current Conversion Price. On September 15, 2008, the Company will be required to exchange all outstanding shares of convertible preferred stock at a price equal to the Liquidation Preference per share, payable at the Company’s option in cash or shares of Salton common stock.

In accordance with Emerging Issues Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”, the convertible preferred stock is classified as a separate line item apart from permanent equity on the Company’s balance sheet, as redemption thereof in shares of common stock is outside of the Company’s control.

The merger agreement disclosed in Note 23, “Subsequent Events” requires the mandatory conversion of all outstanding shares of the Series A preferred stock into shares of Salton’s common stock, effective upon consummation of the merger.

11.	SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The Board of Directors of Salton adopted a stockholder rights plan (the “Rights Plan”) dated as of June 28, 2004, as amended June 7, 2006 and February 7, 2007, pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) was distributed for each share of Common Stock held as of the close of business on July 9, 2004, and is to be distributed to each share of Common Stock issued thereafter until the earlier of (i) the Distribution Date (as defined in the Rights Plan), (ii) the Redemption Date (as defined in the Rights Plan) or (iii) June 28, 2014. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to its stockholders. The Rights will expire on June 28, 2014, subject to earlier redemption or exchange as provided in the Rights Plan. Each Right entitles the holder thereof to purchase from Salton one one-thousandth of a share of a new series Series B Junior Participating Preferred Stock at a price of $45.00 per one one-thousandth of a share, subject to adjustment. The Rights are generally exercisable only if a Person (as defined) acquires beneficial ownership of 25 percent or more of the Company’s outstanding Common Stock.

Comprehensive income is the change in equity of a company during a period from transactions and events other than investments by and distributions to shareholders. Comprehensive income includes both net income or loss and other comprehensive income or loss. Other comprehensive income was $10.4 million in 2007 and a loss of $1.2 million 2006. Accumulated other comprehensive income is comprised of the following:

	June 30, 2007	July 1, 2006
	(In thousands)

Pension plans adjustment, net of tax (See Note 13. “Employee Benefit Plans”)	$(5,147)	$(8,173)
Foreign currency translation adjustments	24,516	18,470

Accumulated other comprehensive income	$19,369	$10,297

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2006, the Company recognized income of $1.4 million and $5.2 million related to foreign currency cash flow hedges and cumulative foreign currency translation adjustment amounts, respectively, upon the sale of discontinued operations.

12.	NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Net loss per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share,” and Emerging Issues Task Force Statement (“EITF”)No. 03-6, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share.” Under EITF 03-06, the Series A Preferred Stock is included in both basic and diluted net loss per share using the “two-class” method, if the effect is dilutive. Due to the losses in 2007, 2006 and 2005, the Company’s Series A Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted earnings per share. Additionally, the dilutive effect of the Company’s outstanding common stock equivalents, options and warrants was excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive.

Had the Company recognized net income in 2007, 2006 and 2005, basic shares outstanding would have increased by 3,529,411 shares with the inclusion of the Series A Preferred Stock under the two-class method.

The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted (loss) earnings per share. For 2007, 2006 and 2005, all common stock equivalents were excluded because their inclusion would have been anti-dilutive.

	For Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005

Number of shares	1,725,457	2,163,592	2,603,411
Range of exercise price	$2.12 - $37.00	$5.33 - $37.00	$1.67 - $37.00

13.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan that covers eligible domestic employees. The employees are eligible for benefits upon completion of one year of service. Under the terms of the plan, the Company may elect to match a portion of the employee contributions. The Company’s discretionary matching contribution is based on a portion of participants’ eligible wages, as defined, up to a maximum amount ranging typically from two percent to six percent. The Company’s total matching contributions were approximately $0.3 million, $0.4 million, and $0.4 million, in fiscal 2007, 2006 and 2005, respectively.

The Company has two defined benefit plans that cover substantially all of the domestic employees of Toastmaster (“Domestic plan”) as of the date the plans were curtailed. Pension benefits are based on length of service, compensation, and, in certain plans, Social Security or other benefits. The Company uses March 31 as the measurement date for the Toastmaster plans for determining pension plan assets and obligations. Effective October 30, 1999, the Company’s Board of Directors approved the freezing of benefits under the two Toastmaster defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the Toastmaster plans.

Salton Europe operates a funded defined benefit pension plan and a defined contribution plan. The assets of the defined benefit plan are held in separate trustee administered funds. The measurement date of the Salton Europe plan is June 30. The defined benefit plan was closed to new entrants in November 2000. New employees starting after this date can now participate in a defined contribution plan, which is open to all employees. The Company matches employee contributions up to and including 5.0% of gross salary. The total matching contributions were approximately $0.1 million, $0.1 million, and $0.2 million, in fiscal 2007, 2006 and 2005, respectively.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2007, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (FAS 158). This statement requires the Company to recognize the funded status of its defined benefit postretirement plan in its Consolidated Balance Sheet as of June 30, 2007, with a corresponding adjustment to accumulated other comprehensive income. The statement also will require entities to measure the funded status of the plans as of the date of the year-end statement of financial position. Adoption of this pronouncement was effective for the Company in fiscal 2007. The recognition provision was adopted by the Company in the fourth quarter of fiscal 2007. The measurement provision is not required to be adopted by the Company until fiscal 2009. The Company has not determined the impact of the adoption of the measurement provision requirements of FAS 158.

The incremental effects of adopting the provisions of Statement No. 158 on the Company’s Consolidated Balance Sheet as of June 30, 2007 are presented in the following table. The adoption of this statement had no effect on the Company’s Consolidated Statement of Operations and it will not affect the Company’s operating results in subsequent periods. Had the Company not been required to adopt Statement No. 158 at June 30, 2007, it would have recognized an additional minimum liability pursuant to the provisions of FASB Statement No. 87, “Employers’ Accounting for Pensions.”

	Prior to	Effect of
	Adopting	Adopting	As Reported
	FASB No. 158	FASB No. 158	at June 30, 2007
	(In thousands)

Assets:
Non-current deferred tax asset	$6,556	$515	$7,071
Total Assets	$435,281	$515	$435,796
Liabilities and Stockholders’ Deficit:
Other long-term liabilities	$8,394	$1,840	$10,234
Accumulated other comprehensive loss	20,694	(1,325)	19,369
Total Liabilities and Stockholders’ Deficit	$435,281	$515	$435,796

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic		Salton Europe		Total
	6/30/07	7/1/06	6/30/07	7/1/06	6/30/07	7/1/06
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$11,966	$12,016	$45,846	$42,088	$57,812	$54,104
Service cost	168	168	483	424	651	592
Interest cost	699	703	2,490	2,158	3,189	2,861
Actuarial (gain)/loss	92	81	(3,312)	(130)	(3,220)	(49)
Plan participant contributions	—	—	278	292	278	292
Foreign exchange impact	—	—	3,852	1,929	3,852	1,929
Benefits paid and expenses	(905)	(1,002)	(1,256)	(915)	(2,161)	(1,917)

Benefit obligation at end of year	$12,020	$11,966	$48,381	$45,846	$60,401	$57,812

Change in plan assets:
Fair value of plan assets at beginning of year	$9,871	$9,301	$32,165	$25,825	$42,036	$35,126
Actual return on plan assets	918	1,127	4,975	4,221	5,893	5,348
Employer contribution	486	445	1,572	1,416	2,058	1,861
Plan participant contributions	—	—	278	292	278	292
Benefits paid from plan assets	(905)	(1,002)	(1,256)	(915)	(2,161)	(1,917)
Foreign exchange impact	—	—	2,922	1,326	2,922	1,326

Fair value of plan assets at end of year	$10,370	$9,871	$40,656	$32,165	$51,026	$42,036

Funded status	$(1,650)	$(2,095)	$(7,725)	$(13,681)	$(9,375)	$(15,776)

Amounts recognized in Consolidated Balance Sheets:
Noncurrent liabilities	$(1,650)	$(2,095)	$(7,725)	$(11,851)	$(9,375)	$(13,946)

Amounts recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$3,036	$3,386	$5,128	$9,096	$8,164	$12,482

The estimated net loss that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is approximately $0.2 million for the Domestic plan and de minimis for the Europe plan.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic			Salton Europe			Total
	6/30/07	7/1/06	7/2/05	6/30/07	7/1/06	7/2/05	6/30/07	7/1/06	7/2/05

Components of net periodic benefit cost:
Service cost-benefits earned during the year	$168	$168	$168	$483	$424	$243	$651	$592	$411
Interest cost on projected benefit obligation	699	703	706	2,490	2,158	2,211	3,189	2,861	2,917
Actuarial return on plan assets	(668)	(629)	(623)	(2,384)	(1,848)	(1,738)	(3,052)	(2,477)	(2,361)
Net amortization and deferral	192	246	258	606	801	745	798	1,047	1,003

	$391	$488	$509	$1,195	$1,535	$1,461	$1,586	$2,023	$1,970

	Domestic		Salton Europe
	6/30/2007	7/1/2006	6/30/2007	7/1/2006

Weighted average assumptions used to determine net benefit obligation:
Discount rate	6.00%	6.00%	5.70%	5.20%
Rate of increase in compensation	N/A	N/A	4.70%	4.50%

	Domestic			Salton Europe
	6/30/2007	7/1/2006	7/2/2005	6/30/2007	7/1/2006	7/2/2005

Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.00%	6.00%	5.20%	5.10%	5.70%
Rate of increase in compensation	N/A	N/A	N/A	4.70%	4.50%	4.30%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%

	Domestic		Salton Europe
	6/30/2007	7/1/2006	6/30/2007	7/1/2006

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$12,020	$11,966	$48,381	$45,846
Accumulated benefit obligation	12,020	11,966	46,542	44,016
Fair value of plan assets	10,370	9,871	40,656	32,165

	Domestic		Salton Europe
	3/31/07	3/31/06	6/30/07	7/1/06

Allocation of Plan Assets:
Equity securities	62%	60%	83%	78%
Debt securtities	37%	36%	8%	9%
Other	2%	4%	9%	13%

Total	100%	100%	100%	100%

The Company uses March 31 as the measurement date for the Domestic plans for determining pension plan assets and obligations.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The investment strategy for the Europe plan is determined by the Trustees of the Pifco (Salton Europe) Group Pension and Life Assurance Plan (“the Plan”) in consulting with the Company. The aim of the Trustees of the Plan is to ensure that while the Plan continues to operate on an ongoing basis there are enough assets in the Plan to pay the benefits as they fall due with a stable contribution rate. The overall expected rate of return of 7.0% is based on the weighted average of the expected returns on each asset class. The Trustees aim to reduce equity investment and increase debt security investment when they feel the time is right. The target allocation at any point in time is therefore equal to the actual allocation.

Under the requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” an additional minimum pension liability for all plans, representing the excess of accumulated benefits over the plan assets and accrued pension costs, was recognized at July 1, 2006 and July 2, 2005 with the balance recorded as a separate reduction of stockholders’ equity, net of deferred tax effect.

	Domestic	Salton Europe	Total

Contributions:
Expected contributions in fiscal 2008	$693	$1,625	$2,318
Expected Future Benefit Payments:
Fiscal 2008	$839	$1,412	$2,251
Fiscal 2009	852	1,513	2,365
Fiscal 2010	862	1,633	2,495
Fiscal 2011	869	1,729	2,598
Fiscal 2012	869	1,832	2,701
Fiscal 2013-2017	4,420	11,540	15,960

14.	STOCK-BASED COMPENSATION

Stock Options — Options to purchase common stock of the Company have been granted to employees under the 1992, 1995, 1998, 1999, 2000, 2001 and 2002 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the Company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant, and can vest immediately or up to 3 years from the date of grant. As of June 30, 2007, 4,713,999 shares were authorized with 2,278,925 shares available for issue, and 1,006,136 options were outstanding under these plans.

Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), “Share-Based Payment,” which revises FASB Statement 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Statement No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair value using an option-pricing model at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first year of adoption. For all unvested options outstanding as of July 3, 2005, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, was recognized over the remaining vesting period which concluded in fiscal 2006. For share-based payments granted subsequent to July 3, 2005, compensation expense, based on

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value on the date of grant, will be recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

There were no stock option awards granted and no compensation expense related to these plans in fiscal 2007. There is no compensation cost related to nonvested awards not yet recognized as of June 30, 2007.

For fiscal 2006, total stock-based employee compensation expense related to these plans was $0.4 million, net of related income tax of $0. The impact on basic and diluted earnings per share for fiscal 2006 was $(0.03).

For periods prior to July 3, 2005, the Company used the intrinsic value method in accordance with APB No. 25, and related Interpretations. No stock-based compensation is reflected in net income, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

	2007	2006	2005

Dividend yield	N/A	N/A	0.00%
Expected volatility	N/A	N/A	66.45%
Risk-free interest rate	N/A	N/A	3.31%
Expected life of options	N/A	N/A	8.00 years

A summary of the Company’s fixed stock options for the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	2,164	$14.87	2,603	$13.75	2,766	$13.50
Granted	—	—	—	—	9	8.67
Exercised	—	—	(105)	1.67	(6)	2.25
Expired or Canceled	(1,158)	14.83	(334)	10.32	(166)	9.59

Outstanding at end of year	1,006	$14.91	2,164	$14.87	2,603	$13.75

Options exercisable at end of year	1,006	$14.91	2,164	$14.87	2,374	$14.21
Weighted-average fair value of options granted during the year		N/A		N/A		$6.04

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information applies to options outstanding at June 30, 2007:

	Options Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
	Shares	Contractual	Exercise
Range of Exercise Prices	(000)	Life (Yrs)	Price

$ 6.333 - $10.60	542	4.17	$8.87
$13.917 - $17.50	276	2.33	15.34
$ 18.95 - $37.00	188	2.21	31.65

$ 6.333 - $37.00	1,006	3.29	$14.91

On April 30, 2007, the Company signed a Separation Agreement and General Release (the “Agreement”) with Leon Dreimann, the former Chief Executive Officer (see Note 20, “Restructuring Costs”). As part of the Agreement, Dreimann’s existing stock options are to remain exercisable for a period of two years from the date of the Agreement. This was treated as a modification of existing awards in accordance with FASB Statement No. 123(R), “Share-Based Payment,” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).

Salton’s stock option plans give employees 90 days from their employment end date to exercise any outstanding options. This period was used to determine the fair value of the existing awards immediately prior to the modification of the term of the awards. Two years was used as the expected life in determining the fair value of the modified awards.

Based upon the above, the fair value of the options was calculated as of April 30, 2007, using the remaining life and volatility periods both before and after the agreement. The fair value of the options was established using the Black-Scholes model.

Dividend yield	0.00%
Expected volatility — 90 days	42.66%
Expected volatility — 2 years	97.04%
Risk-free interest rate	4.84%

For the fiscal year ended June 30, 2007, the Company has recognized $0.2 million of incremental stock-based compensation resulting from the modification of the option awards in the Agreement.

Stock Grants — On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years. There were 32,000 unvested shares remaining as of June 30, 2007.

The Company has previously recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. As of June 30, 2007, a minimal amount of compensation cost related to nonvested awards not yet recognized is being recognized over the remainder of the requisite two year service period.

On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, common stock of the Company pursuant to his Separation Agreement. As of June 30, 2007, the Company issued the total award of 141,510 shares. In fiscal 2007, the Company recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

On October 18, 2006, the Company agreed to issue to William Rue, the former President and Chief Operating Officer, common stock of the Company pursuant to his Separation Agreement. As of June 30, 2007,

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company issued the total award of 144,928 shares in fulfillment of its agreement with Mr. Rue. In fiscal 2007, the Company recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

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

The fair value of the warrant was estimated on the date of issue using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the warrant:

Dividend yield	0.00%
Expected volatility	97.20%
Risk-free interest rate	5.0%
Expected life of warrant	1.4 years

15.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases certain facilities and equipment under long-term operating leases. Rental expense for continuing operations under all leases was approximately $8.9 million, $9.0 million, and $10.0 million for the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, respectively.

The future minimum rental commitments as of July 1, 2007 were as follows:

Operating
Fiscal Year Ended	leases
(In thousands)

2008	$7,735
2009	7,101
2010	6,529
2011	6,307
2012	4,741
Thereafter	29,400

Total minimum lease payments	$61,813

Other commitments — The Company has an employment agreement with its executive officer. Such agreement provides for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreement also provides for lump sum severance payments upon termination of employment under certain circumstances.

Salton maintains various licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements. Total royalties under these agreements charged to operations, were $6.1 million, $6.7 million, and $6.7 million in fiscal 2007, 2006, and 2005, respectively.

The Company has a licensing agreement with Westinghouse Electric Corporation (“Westinghouse”) under which minimum royalty payments are required. Royalty payments of $0.6 million were made during fiscal

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The agreement was amended , effective April 1, 2007, to provide clarification to the minimum annual royalty for the various products sold and to provide a minimum payment schedule for the remaining life of the agreement. Approximately $3.7 million will be paid in equal monthly installments, beginning in July 2007 and ending with the contract expiration on March 31, 2008. Salton has chosen not to extend the term of the agreement beyond the expiration date.

In fiscal 2001, the Company acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products. In connection with that acquisition, the Company agreed to separate, additional consideration (“Earn-Out Consideration”) to commence after net sales of Sonex products exceed $20.0 million. In fiscal 2007, the Company paid $0.1 million under the Earn-Out Consideration and as of June 30, 2007, the Company may owe up to an additional $2.4 million.

In fiscal 2003, the Company entered into an agreement with George Foreman for professional appearances associated with the promotion of the George Foreman product line. The contract required payments in installments over the life of the contract that totaled $9.0 million. In fiscal 2007, the Company extended the personal appearances agreement with George Foreman. This extension expires in December 2007 and requires payments totaling $2.0 million. In fiscal 2007, the Company paid a total of $1.8 million, consisting of the remaining $0.8 million due on the original agreement and $1.0 million on the extension. As of June 30, 2007, the Company owed an additional $1.0 million under the terms of the extension.

In May 2004, two stockholder lawsuits were filed in the United States District Court for the Northern District of Illinois against the Company and certain Salton executives. The complaints alleged that the defendants violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, by making certain alleged false and misleading statements. On March 17, 2006, the Court approved a settlement of the lawsuits and granted a final order of dismissal and judgment of the lawsuits. Under the terms of the settlement, the Company’s insurers paid $2.5 million and the remaining $0.5 million of the settlement fund was payable no later than July 16, 2007. The Company accrued the payment in current accrued liabilities for $0.5 million as of June 30, 2007. As of September 30, 2007, this amount has not yet been paid.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties and other claims — The Company generally warrants its products against defects for a period of one year. Additionally, credits are issued to customers for damages sustained during shipment, claimed shortages, certain returns of undamaged product, and other general allowances. Segregating all allowances granted by discrete category for domestic operations at times require substantial judgment. Accordingly, a single accrual covering all estimated future claims, returns, and account allowances are recorded for domestic operations when products are shipped. Thus, revenue is recognized based upon management’s best estimate of future returns and warranty claims considering historical experience. Management also periodically reviews the adequacy of the reserve and makes changes to the allowance accordingly. The following table summarizes the changes in the Company’s aggregate accrual for returns, allowances and doubtful accounts for continuing operations:

		Charged to
		Net Sales,		Exchange
	Beginning	Costs and		Rate	Ending
	Balance	Expenses	Deductions	Differences	Balance
	(In thousands)

Year Ended July 2, 2005:
Allowance for returns, allowances and doubtful accounts	$13,568	$32,400	$(38,204)	$(69)	$7,695
Year Ended July 1, 2006:
Allowance for returns, allowances and doubtful accounts	$7,695	$31,565	$(29,897)	$77	$9,440
Year Ended June 30, 2007:
Allowance for returns, allowances and doubtful accounts	$9,440	$28,594	$(26,488)	$191	$11,737

The Company’s continuing foreign operations maintain a separate warranty reserve. The following table summarizes the changes in these warranty reserves:

		Charged to
		Net Sales,		Exchange
	Beginning	Costs and		Rate	Ending
	Balance	Expenses	Deductions	Differences	Balance
	(In thousands)

Year Ended July 2, 2005:
Warranty reserve	$2,754	$5,857	$(6,214)	$(10)	$2,387
Year Ended July 1, 2006:
Warranty reserve	$2,387	$5,627	$(5,186)	$50	$2,878
Year Ended June 30, 2007:
Warranty reserve	$2,878	$6,631	$(7,288)	$300	$2,521

16.	LEGAL PROCEEDINGS

Product Liability

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in the New York State Supreme Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The plaintiffs’ attorney had been seeking to convert the lawsuit into a class action suit; no class action suit has been filed to date. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Arbitration

BRX Ltd. has given notice under a contract between BRX and Salton dated December 11, 2000 of BRX’s election to have mandatory arbitration of a claim by BRX for $2.0 million plus expenses of $0.3 million owing under the contract. BRX claims the Company owes the amounts under the terms of the agreement, which gave Salton the rights to use the trademark “Vitantonio” for a period of five fiscal years ending July 1, 2006 and to acquire permanent ownership of the trademarks. The Company believes that it has valid defenses to and will be contesting all of the BRX claims.

The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton believes that the likelihood of a material adverse outcome is less than probable. Therefore, no amounts have been accrued for such claims.

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

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management’s operating decisions and performance assessment. Nearly all of the Company’s products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton’s products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team. The Company has established the George Foreman name as a significant product brand, representing approximately 41.7%, 39.9%, and 38.4% of its sales in the fiscal years ended June 30, 2007, July 1, 2006, and July 2, 2005, respectively.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Information — Net Sales

	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands)

Small Appliances and Electronics for the Home	$476,824	$565,511	$648,869
Home Décor	22,436	41,820	80,241
Personal Care and Wellness	24,041	28,629	52,626

Total	$523,301	$635,960	$781,736

Geographic Information — Net Sales

	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands)

North America	$266,279	$368,486	$444,432
European Union	179,096	185,985	216,981
Other Foreign Countries	77,926	81,489	120,323

Total	$523,301	$635,960	$781,736

All revenues are derived from sales to unaffiliated customers. Sales are allocated to geographic areas based on point of shipment. Other Foreign Countries includes shipments directly imported to customers including customers of North America and European Union. In the opinion of management, the three-year financial data for geographic areas may not be indicative of current or future operations.

Geographic Information — Long-Lived Assets

	June 30, 2007	July 1, 2006
	(In thousands)

North America	$11,431	$19,165
Asia	14,953	16,911
European Union	10,699	13,736
Other Foreign Countries	666	492

Total	$37,749	$50,304

Amounts do not include trade names.

Major Customers and Suppliers — The Company’s net sales from continuing operations in the aggregate to its five largest customers during 2007, 2006 and 2005 were 30.5%, 33.6% and 37.3% of total net sales from continuing operations in these periods, respectively. One customer accounted for 10.1% of total net sales from continuing operations in 2007. No one customer accounted for more than 10.0% of net sales from continuing operations in 2006. One customer accounted for 12.6% of total net sales from continuing operations in 2005.

Although the Company has long-established relationships with many of its customers, it does not have any significant long-term contracts with them. A significant concentration of the Company’s business activity is with department stores, mass merchandisers, specialty stores, home shopping networks and warehouse clubs whose ability to meet their obligations to the Company is dependent upon prevailing economic conditions within the retail industry.

During 2007, 2006, and 2005, one supplier located in China accounted for approximately 43%, 37%, and 32% of the Company’s product purchases from continuing operations.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	INCOME TAXES

Loss before income taxes is as follows:

	Fiscal Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands)

Domestic	$(88,429)	$(47,035)	$(58,807)
Foreign	(10,522)	(18,770)	(17,458)

Total	$(98,951)	$(65,805)	$(76,265)

Federal, state and foreign taxes were as follows:

	Fiscal Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands)

Current:
Federal	$(2,295)	$(4,716)	$997
State	(164)	179	—
Foreign	2,705	52	(688)

Total current	246	(4,485)	309
Deferred:
Federal	(4,720)	36,995	(16,623)
State	(323)	4,424	(444)
Foreign	(2,998)	(705)	(5,582)

Total deferred	(8,041)	40,714	(22,649)

Total	$(7,795)	$36,229	$(22,340)

Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

	June 30, 2007	July 1, 2006
	(In thousands)

Deferred Tax Assets
Net operating loss carryforwards	$54,233	$28,388
Inventory reserves and capitalization	2,484	3,736
AMT & Foreign tax credit carryforwards	16,597	16,065
Other comprehensive income	2,521	5,375
Other deferred tax assets	17,487	20,928
Valuation allowance	(84,009)	(65,789)

Total deferred tax assets	9,313	8,703
Deferred Tax Liabilities
Fixed assets, goodwill and trade names	9,346	15,406
Other defered tax liabilities	895	866

Total deferred tax liabilities	10,241	16,272

Net Deferred Tax Liabilities	$(928)	$(7,569)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Company increased its valuation allowance against its U.S. deferred income tax asset balance and increased its valuation allowance on certain foreign entity deferred tax balances resulting in an increase of $18.2 million. The need for the additional valuation allowances recorded in fiscal 2007 was based primarily as a result of additional net operating losses in fiscal 2007. This valuation allowance does not limit the Company’s ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period.

At June 30, 2007, the Company had federal net operating loss carryforwards of approximately $95.5 million. A majority of these carryforwards will expire in fiscal years 2025 and 2027. The remainder will expire in various periods beginning in fiscal 2009 through fiscal 2024. At June 30, 2007 the Company had state net operating loss carryforwards of approximately $103.0 million. These carryforwards will begin to expire in fiscal 2008, with the remainder expiring on or before fiscal 2027. The Company had foreign net operating loss carryforwards of approximately $43.8 million. Of these carryforwards, $10.2 million have limited utilization periods, and will begin to expire in fiscal 2012. The remaining $33.2 million have unlimited utilization periods. In addition, the Company has unused AMT and foreign tax credits of $16.6 million which will begin to expire in fiscal 2012. A valuation allowance has been provided related to these tax credits as it is more likely than not that they may expire unused.

A reconciliation of the statutory federal income tax rate to the effective rate is as follows:

	June 30, 2007	July 1, 2006	July 2, 2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
Effective state tax rate	2.1	0.8	3.7
Earnings of foreign subsidiaries	(1.9)	(3.6)	1.8
Meals and entertainment	0.2	0.2	0.2
Impairment of non-deductible trade names	(5.8)	—	—
Deferred tax asset valuation allowance	(22.9)	(53.9)	(0.7)
Actual/Deemed dividends from foreign subsidiaries	—	(27.4)	—
Foreign exchange gain-CTA	—	(6.9)	—
Prior year corrections	—	—	(4.4)
Other permanent differences	1.2	0.8	(6.3)

Effective income tax rate	7.9%	(55.0)%	29.3%

The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on approximately $35.4 million of undistributed earnings of its non-U.S. subsidiaries as of June 30, 2007 as these earnings are intended to be permanently reinvested.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(3)	Quarter(4)

2007(2)
Net sales	$138,307	$190,949	$95,155	$98,890
Gross profit	34,442	49,806	15,830	15,167
Net loss	$(10,024)	$(6,342)	$(31,911)	$(42,879)
Net income (loss) per share: basic
Net loss per share: basic and diluted	$(0.70)	$(0.44)	$(2.11)	$(2.80)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impact the second quarter.

(2)	Total quarterly earnings per common share (EPS) may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the indepenedent quarterly EPS calculation.

(3)	Includes impairment charge of $12.6 million.

(4)	Includes impairment charges of $20.9 million, $2.9 million of merger related expenses and $1.9 million of restructuring costs.

	First	Second	Third	Fourth
	Quarter	Quarter(2)(4)	Quarter	Quarter(5)

2006(3)
Net sales	$148,416	$230,388	$127,657	$129,499
Gross profit	29,497	64,403	25,849	24,602
Net income (loss) from continuing operations	113	(27,813)	(19,064)	(55,270)
Income from discontinued operations, net of tax	1,735	—	—	—
Gain on sale of discontinued operations, net of tax	27,816	—	—	4,516
Net income (loss)	$29,664	$(27,813)	$(19,064)	$(50,754)
Net income (loss) per share: basic
From continuing operations	$0.01	$(2.06)	$(1.40)	$(3.89)
From discontinued operations	0.11	—	—	—
Gain on sale of discontinued operations	1.76	—	—	0.32
Net income (loss) per share: basic(1)	$1.88	$(2.06)	$(1.40)	$(3.57)
Net income (loss) per share: diluted
From continuing operations	$0.01	$(2.06)	$(1.40)	$(3.89)
From discontinued operations	0.11	—	—	—
Gain on sale of discontinued operations	1.71	—	—	0.32
Net income (loss) per share: diluted	$1.83	$(2.06)	$(1.40)	$(3.57)

(1)	The previously reported weighted average common shares outstanding used in the calculation of basic earnings per share did not include the dilutive effect of the Company’s convertible Series A Preferred Stock, as required under the “two-class” method.

(2)	The Company has historically experienced higher sales in the August through November months due to holiday sales, which primarily impact the second quarter.

(3)	Total quarterly earnings per common share (EPS) may not equal the annual amount because net income per common share is calculated independently for each quarter. Common stock equivalents can change on a quarter-to-quarter basis due to their dilutive impact on the independent quarterly EPS calculation.

(4)	Includes one-time income tax charges of $4.6 million on an intercompany foreign exchange gain with no related pretax income, the establishment of a valuation allowance of $26.6 million against the U.S. net deferred tax asset balance offsetting tax benefits provided for U.S. net operating loss carryforwards, and $1.5 million of valuation allowances against foreign deferred tax assets related to certain foreign net operating losses.

(5)	Includes impairment charge of $21.8 million.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	RESTRUCTURING COSTS

As a result of our U.S. restructuring, the Company incurred $2.8 million in restructuring costs during fiscal 2007 related to severance costs. Payments of $1.8 million were made in fiscal 2007, including $0.5 million of stock-based compensation. Accrued restructuring costs were $1.1 million as of June 30, 2007.

On August 24, 2006, the Company agreed to issue to David Sabin, the former Chairman of the Board, 141,510 shares of common stock of the Company pursuant to his Separation Agreement. The Company has recognized severance cost at fair value of the stock as of the date of the Agreement of $0.3 million.

On April 30, 2007, the Company signed a Separation Agreement and General Release (the “Agreement”) with Leon Dreimann, the former Chief Executive Officer. The Company agreed to pay Dreimann, in lieu of any other severance or termination pay, (a) $450,000 on the eighth day following his execution of the Agreement (the “Effective Date”); and (b) $750,000 plus interest six months from the Effective Date. Dreimann’s existing stock options are to remain exercisable for a period of two years from the date of the Agreement. The Company also agreed to provide welfare benefits (including medical, dental, and life insurance) as if Dreimann had remained employed during the three-year period following the date of the Agreement. The Company has recognized severance cost related to the Agreement totaling $1.4 million, including $0.2 million of incremental stock-based compensation resulting from the modification of the option awards.

Restructuring costs of $0.3 million in fiscal 2006 consisted of warehouse rationalization, as well as $0.6 million for closure costs related to a Salton Europe subsidiary.

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

In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company’s foreign subsidiaries (see Note 8, “Senior Secured Credit Facility, Letters of Credit and Long-Term Debt”). As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled “Foreign Borrowers and Guarantor Subsidiaries” represents the financial position, results operations and cash flows of these foreign subsidiaries.

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

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of June 30, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets:
Cash	$—	$4,115	$—	$4,115	$5,172	$4,902	$—	$10,074	$—	$14,189
Compensating balances on deposit	—	—	—	—	—	40,880	—	40,880	—	40,880
Accounts receivable, net of allowances	88	34,439	—	34,527	27,154	12,740	—	39,894	—	74,421
Inventories	6,979	53,000	(9,166)	50,813	45,586	19,534	—	65,120	—	115,933
Prepaid expenses and other current assets	1,460	1,686	—	3,146	4,615	3,749	—	8,364	—	11,510
Intercompany	102,548	(137,559)	(57)	(35,068)	(9,170)	44,238	—	35,068	—	—
Prepaid income taxes	2,267	—	—	2,267	—	—	—	—	—	2,267
Deferred income taxes	—	—	—	—	—	89	2,153	2,242	—	2,242

Total current assets	113,342	(44,319)	(9,223)	59,800	73,357	126,132	2,153	201,642	—	261,442
Property, Plant and Equipment,	2,793	5,688	—	8,481	8,372	15,666	—	24,038	—	32,519
Investments in Subsidiaries	138,727	144,288	(283,015)	—	—	83,368	(83,368)	—	—	—
Trade names	83,725	4,556	—	88,281	41,253	—	—	41,253	—	129,534
Non-current deferred tax asset	—	—	—	—	1,824	617	4,630	7,071	—	7,071
Other Assets, net	2,816	73	—	2,889	2,327	14	—	2,341	—	5,230

Total Assets	$341,403	$110,286	$(292,238)	$159,451	$127,133	$225,797	$(76,585)	$276,345	$—	$435,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving line of credit and other current debt	$—	$100,010	$—	$100,010	$11,979	$702	$—	12,681	$—	$112,691
Second lien notes	116,284	—	—	116,284	—	—	—	—	—	116,284
Senior subordinated notes	58,898	—	—	58,898	—	—	—	—	—	58,898
Accounts payable	8,196	3,382	115	11,693	4,604	70,117	—	74,721	—	86,414
Accrued expenses	4,766	4,810	—	9,576	17,494	4,015	—	21,509	—	31,085
Accrued interest	2,339	1,813	—	4,152	—	—	—	—		4,152
Income taxes payable	600	—	—	600	1,247	96	285	1,628	—	2,228

Total current liabilities	191,083	110,015	115	301,213	35,324	74,930	285	110,539	—	411,752
Non-current deferred tax liability	6,351	—	—	6,351	—	(10)	3,900	3,890		10,241
Series C Preferred Stock	10,026	—	—	10,026	—	—	—	—	—	10,026
Term loan and other notes payable	—	—	—	—	13,226	—	—	13,226	—	13,226
Other long term liabilities	—	1,651	—	1,651	8,521	62	—	8,583	—	10,234

Total liabilities	207,460	111,666	115	319,241	57,071	74,982	4,185	136,238	—	455,479
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—		—	40,000
Stockholders’ Equity (Deficit)	93,943	(1,380)	(292,353)	(199,790)	70,062	150,815	(80,770)	140,107	—	(59,683)

Total Liabilities and Stockholders’ Equity (Deficit)	$341,403	$110,286	$(292,238)	$159,451	$127,133	$225,797	$(76,585)	$276,345	$—	$435,796

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of July 1, 2006

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets:
Cash	$1	$4,437	$—	$4,438	$7,247	$6,418	$—	$13,665	$—	$18,103
Compensating balances on deposit	—	—	—	—	—	39,516	—	39,516	—	39,516
Accounts receivable, net of allowances	420	71,231	—	71,651	30,205	15,238	—	45,443	—	117,094
Inventories	5,184	85,911	(14,124)	76,971	50,599	16,427	—	67,026	—	143,997
Prepaid expenses and other current assets	1,620	1,876	—	3,496	3,031	8,282	—	11,313	—	14,809
Intercompany	120,860	(161,298)	—	(40,438)	(12,164)	52,602	—	40,438	—	—
Prepaid income taxes	1,332	—	—	1,332	—	—	—	—	—	1,332
Deferred income taxes	—	—	—	—	—	195	5,238	5,433	—	5,433

Total current assets	129,417	2,157	(14,124)	117,450	78,918	138,678	5,238	222,834	—	340,284
Property, Plant and Equipment,	4,553	7,573	—	12,126	10,884	17,450	—	28,334	—	40,460
Investments in Subsidiaries	144,210	145,352	(289,562)	—	—	83,368	(83,368)	—	—	—
Trade names	111,341	10,313	—	121,654	38,021	—	—	38,021	—	159,675
Non-current deferred tax asset	—	—	—	—	2,124	550	595	3,269	—	3,269
Other Assets, net	6,877	102	—	6,979	2,852	13	—	2,865	—	9,844

Total Assets	$396,398	$165,497	$(303,686)	$258,209	$132,799	$240,059	$(77,535)	$295,323	$—	$553,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit and other current debt	$10,971	$30	$—	$11,001	$21,130	$387	$—	21,517	$—	$32,518
Accounts payable	7,075	4,397	172	11,644	3,501	76,163	—	79,664	—	91,308
Accrued expenses	2,395	7,150	—	9,545	14,875	3,661	—	18,536	—	28,081
Accrued interest	2,071	2,957	—	5,028	—	—	—	—	—	5,028
Income taxes payable	720	—	—	720	52	(70)	—	(18)	—	702

Total current liabilities	23,232	14,534	172	37,938	39,558	80,141	—	119,699	—	157,637
Non-current Deferred tax liability	11,391	—	—	11,391	—	1,858	3,022	4,880		16,271
Senior Subordinated Notes due 2008, including an adjustment of $1,829 to the carrying value related to interest rate swap agreements	61,531	—	—	61,531	—	—	—	—	—	61,531
Second Lien Notes	116,407	—	—	116,407	—	—	—	—	—	116,407
Series C Preferred Stock	8,922	—	—	8,922	—	—	—	—	—	8,922
Term loan and other notes payable	—	100,008	—	100,008	17,900	—	—	17,900	—	117,908
Other long term liabilities	443	2,968	—	3,411	12,257	—	—	12,257	—	15,668

Total liabilities	221,926	117,510	172	339,608	69,715	81,999	3,022	154,736	—	494,344
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—	—	—	40,000
Stockholders’ Equity	134,472	47,987	(303,858)	(121,399)	63,084	158,060	(80,557)	140,587	—	19,188

Total Liabilities and Stockholders’ Equity	$396,398	$165,497	$(303,686)	$258,209	$132,799	$240,059	$(77,535)	$295,323	$—	$553,532

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended June 30, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Net Sales	$117,962	$320,489	$(171,892)	$266,559	$181,378	$132,702	$—	$314,080	$(57,338)	$523,301
Cost of Goods Sold	92,021	279,810	(176,850)	194,981	117,558	108,902	—	226,460	(51,994)	369,447
Distribution Expenses	—	19,055	—	19,055	13,652	5,902	—	19,554	—	38,609

Gross Profit	25,941	21,624	4,958	52,523	50,168	17,898	—	68,066	(5,344)	115,245
Selling, General and Administrative expenses	30,860	41,793	—	72,653	47,036	25,306	—	72,342	(5,344)	139,651
Impairment loss on trade names	27,616	5,899	—	33,515	—	—	—	—	—	33,515
Restructuring costs	2,343	502	—	2,845	—	—	—	—	—	2,845

Operating (loss) Income	(34,878)	(26,570)	4,958	(56,490)	3,132	(7,408)	—	(4,276)	—	(60,766)
Interest Expense, Net	9,855	22,084	—	31,939	5,310	936	—	6,246	—	38,185
(Income) Loss from Subsidiaries	59,346	1,064	(60,410)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(104,079)	(49,718)	65,368	(88,429)	(2,178)	(8,344)	—	(10,522)	—	(98,951)
Income Tax Expense (Benefit)	(6,902)	—	—	(6,902)	(956)	(151)	214	(893)	—	(7,795)

Net (Loss) Income	$(97,177)	$(49,718)	$65,368	$(81,527)	$(1,222)	$(8,193)	$(214)	$(9,629)	$—	$(91,156)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended July 1, 2006

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Net Sales	$157,838	$463,356	$(249,633)	$371,561	$186,952	$200,901	$—	$387,853	$(123,454)	$635,960
Cost of Goods Sold	125,731	403,120	(258,382)	270,469	121,935	172,376	—	294,311	(117,250)	447,530
Distribution Expenses	—	25,525	—	25,525	13,654	4,900	—	18,554	—	44,079

Gross Profit	32,107	34,711	8,749	75,567	51,363	23,625	—	74,988	(6,204)	144,351
Selling, General and Administrative expenses	37,685	53,331	—	91,016	54,616	30,881	1,766	87,263	(6,204)	172,075
Impairment loss on trade names	21,750	217	—	21,967	—	—	—	—	—	21,967
Restructuring costs	37	281	—	318	549	—	—	549	—	867

Operating (loss) Income	(27,365)	(19,118)	8,749	(37,734)	(3,802)	(7,256)	(1,766)	(12,824)	—	(50,558)
Interest Expense, Net	(7,535)	21,958	—	14,423	937	(78,886)	83,843	5,894	16,651	36,968
Gain on early extinguishment of debt	(21,721)	—	—	(21,721)	—	—	—	—	—	(21,721)
(Income) Loss from Subsidiaries	8,215	(52)	(8,163)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(6,324)	(41,024)	16,912	(30,436)	(4,739)	71,630	(85,609)	(18,718)	(16,651)	(65,805)
Income Tax Expense (Benefit)	36,882	—	—	36,882	3,349	(1,190)	(2,812)	(653)	—	36,229

Net (Loss) Income from Continuing Operations	(43,206)	(41,024)	16,912	(67,318)	(8,088)	72,820	(82,797)	(18,065)	(16,651)	(102,034)
Income from Discontinued Operations, Net of tax	—	—	—	—	—	1,735	—	1,735	—	1,735
Gain on Sale of Discontinued Operations, Net of tax	(16,807)	—	—	(16,807)	62,753	(13,614)	—	49,139	—	32,332

Net (Loss) Income	$(60,013)	$(41,024)	$16,912	$(84,125)	$54,665	$60,941	$(82,797)	$32,809	$(16,651)	$(67,967)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Year Ended July 2, 2005

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
(In thousands)

Net Sales	$206,641	$581,259	$(338,046)	$449,854	$217,576	$362,186	$—	$579,762	$(247,880)	$781,736
Cost of Goods Sold	167,145	501,356	(343,514)	324,987	132,435	321,681	—	454,116	(239,520)	539,583
Distribution Expenses	—	34,855	—	34,855	15,021	4,803	—	19,824		54,679

Gross Profit	39,496	45,048	5,468	90,012	70,120	35,702	—	105,822	(8,360)	187,474
Selling, General and Administrative expenses	51,847	48,854	—	100,701	74,790	40,679	—	115,469	(8,360)	207,810
Impairment loss on trade names	2,953	258	—	3,211	—	—	—	—	—	3,211
Restructuring costs	489	526	—	1,015	—	—	—	—	—	1,015

Operating (loss) Income	(15,793)	(4,590)	5,468	(14,915)	(4,670)	(4,977)	—	(9,647)	—	(24,562)
Interest Expense, Net	21,905	21,987	—	43,892	(764)	500	8,075	7,811	—	51,703
(Income) Loss from Subsidiaries	30,118	(53)	(30,065)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(67,816)	(26,524)	35,533	(58,807)	(3,906)	(5,477)	(8,075)	(17,458)	—	(76,265)
Income Tax Benefit	(16,069)	—	—	(16,069)	(4,964)	(1,307)	—	(6,271)	—	(22,340)

Net (Loss) Income from Continuing Operations	(51,747)	(26,524)	35,533	(42,738)	1,058	(4,170)	(8,075)	(11,187)	—	(53,925)
Income from Discontinued Operations, Net of tax	(5,455)	—	—	(5,455)	—	7,593	—	7,593	—	2,138

Net (Loss) Income	$(57,202)	$(26,524)	$35,533	$(48,193)	$1,058	$3,423	$(8,075)	$(3,594)	$—	$(51,787)

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for Year Ended June 30, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Cash flows from operating activities:
Net loss	$(97,177)	$(49,718)	$65,368	$(81,527)	$(1,222)	$(8,193)	$(214)	$(9,629)	$—	$(91,156)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	217	—	—	217	—	—	—	—	—	217
Deferred income tax (benefit) provision	(5,041)	—	—	(5,041)	(1,005)	(1,730)	(265)	(3,000)	—	(8,041)
Stock based compensation expense	819	—	—	819	—	—	—	—	—	819
Depreciation and amortization	1,824	1,492	—	3,316	1,271	8,702	—	9,973	—	13,289
Amortization of deferred financing costs	7,256	—	—	7,256	1,439	—	—	1,439	—	8,695
Bad debt provision	—	1,229	—	1,229	169	140	—	309	—	1,538
(Gain)loss on disposal of property and equipment	—	762	—	762	(1,649)	209	—	(1,440)	—	(678)
Inventory valuation adjustment	—	—	—	—	959	—	—	959	—	959
Impairment loss on trade names	27,616	5,899	—	33,515	—	—	—	—	—	33,515
Foreign currency gains and losses	—	46	—	46	38	—	—	38	—	84
Equity in income of unconsolidated affilate/ consolidated subsidiaries	59,346	1,063	(60,409)	—	—	—	—	—	—	—
Minority Interest, net of tax	—	—	—	—	—	—	—	—	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	332	35,516	—	35,848	4,821	3,314	—	8,135	—	43,983
Inventories	(1,794)	32,910	(4,959)	26,157	7,637	(1,466)	—	6,171	—	32,328
Prepaid expenses and other current assets	160	191	—	351	(1,274)	4,623	—	3,349	—	3,700
Other non-current assets	—	30	—	30		—	—	—	—	30
Accounts payable	882	(833)	—	49	1,183	(6,043)	—	(4,860)	—	(4,811)
Income taxes payable	(1,056)	—	—	(1,056)	1,144	166	284	1,594	—	538
Accrued expenses	20,485	(28,514)	—	(8,029)	(2,292)	6,515	195	(4,418)	—	(3,611)

Net cash from operating activities	13,869	73	—	13,942	11,219	6,237	—	17,456	—	31,398

Cash flows from investing activities:
Capital expenditures	(186)	(442)	—	(628)	(402)	(7,141)	—	(7,543)	—	(8,171)
Proceeds from sale of property and equipment	—	197	—	197	4,197	39	—	4,236	—	4,433
Additional payment for trade names	—	(142)	—	(142)	—	—	—	—	—	(142)
Increase in compensating balances on deposit	—	—	—	—	—	(1,364)	—	(1,364)	—	(1,364)

Net cash from investing activities	(186)	(387)	—	(573)	3,795	(8,466)	—	(4,671)	—	(5,244)

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	—	—	—	—	(10,852)	223	—	(10,629)	—	(10,629)
Repayment of long-term debt	(12,861)	(8)		(12,869)	(6,059)	—	—	(6,059)	—	(18,928)
Costs associated with refinancing	(2,577)	—	—	(2,577)	(689)	—	—	(689)	—	(3,266)
Common stock issued	1,754	—	—	1,754	—	—	—	—	—	1,754

Net cash from financing activities	(13,684)	(8)	—	(13,692)	(17,600)	223	—	(17,377)	—	(31,069)

The effect of exchange rate changes on cash	—	—	—	—	511	490		1,001	—	1,001

Net (decrease)/increase in cash and cash equivalents	(1)	(322)	—	(323)	(2,075)	(1,516)	—	(3,591)	—	(3,914)
Cash, beginning of year	1	4,437	—	4,438	7,247	6,418	—	13,665	—	18,103

Cash, end of year	$—	$4,115	$—	$4,115	$5,172	$4,902	$—	$10,074	$—	$14,189

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for Year Ended July 1, 2006

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Cash flows from operating activities:
Net loss	$(60,013)	$(41,024)	$16,912	$(84,125)	$54,665	$60,941	$(82,797)	$32,809	$(16,651)	$(67,967)
Adjustments to reconcile net loss to net cash from operating activities:								—		—
Imputed interest on note payable and other non-cash items	(206)	—	—	(206)	—	89	—	89	—	(117)
Deferred income tax (benefit) provision	33,628	7,977	—	41,605	4,513	(1,956)	(2,811)	(254)	—	41,351
Stock based compensation expense	522	—	—	522	—	—	—	—	—	522
Depreciation and amortization	3,312	2,339	—	5,651	1,204	8,621	—	9,825	—	15,476
Amortization of deferred financing costs	4,370	—	—	4,370	555	—	—	555	—	4,925
Bad debt provision	—	1,022	—	1,022	265	3,391	—	3,656	—	4,678
Gain on sale of discontinued operations	16,807	—	—	16,807	(62,753)	13,614	—	(49,139)	—	(32,332)
(Gain)loss on disposal of property and equipment	—	(564)	—	(564)	137	(24)	—	113	—	(451)
Inventory valuation adjustment	—	53	—	53	(838)	992	—	154	—	207
Impairment loss on trade names	21,750	217	—	21,967	—	—	—	—	—	21,967
Foreign currency gains and losses	—	(59)	—	(59)	(124)	—	—	(124)	—	(183)
Gain-early settlement of debt	(21,721)	—	—	(21,721)	—	—	—	—	—	(21,721)
Equity in income of unconsolidated affilate/consolidated subsidiaries	8,216	(52)	(8,164)	—	—	—	—	—	—	—
Minority Interest, net of tax	—	—	—	—	—	1,404	—	1,404	—	1,404
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26)	15,144	—	15,118	(602)	(8,810)	—	(9,412)	—	5,706
Inventories	(2,423)	42,110	(8,748)	30,939	7,409	(19,422)	—	(12,013)	—	18,926
Prepaid expenses and other current assets	563	569	—	1,132	(386)	(3,407)	—	(3,793)	—	(2,661)
Other non-current assets	91,600	(90,930)	—	670	(17)	91	1,765	1,839	2,509
Accounts payable	4,382	(955)	—	3,427	(5,636)	15,289	—	9,653	—	13,080
Income taxes payable	(4,547)		—	(4,547)	(737)	1,905	—	1,168	—	(3,379)
Accrued expenses	(33,680)	100,178	—	66,498	(1,274)	(75,114)	—	(76,388)	—	(9,890)

										—
Net cash from operating activities	62,534	36,025	—	98,559	(3,619)	(2,396)	(83,843)	(89,858)	(16,651)	(7,950)

Cash flows from investing activities:
Capital expenditures	(611)	(182)	—	(793)	(401)	(4,708)	—	(5,109)	—	(5,902)
Proceeds from sale of property and equipment	—	2,031	—	2,031	—	116	—	116	—	2,147
Proceeds from sale of tabletop assets	—	14,195		14,195	—	—	—		—	14,195
Proceeds from sale of discontinued operations	—	—	—	—	80,935	(10,997)	—	69,938	—	69,938
Acquisition of majority interest	—	—	—	—	—	(4,525)	—	(4,525)	—	(4,525)
Additional payment for trade names	(217)		—	(217)	—	—	—	—	—	(217)
Increase in compensating balances on deposit	—	—	—	—	—	(4,867)	—	(4,867)	—	(4,867)

Net cash from investing activities	(828)	16,044	—	15,216	80,534	(24,981)	—	55,553	—	70,769

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	—	(47,551)	—	(47,551)	4,647	200	—	4,847	—	(42,704)
Proceeds from new credit agreement	—	—	—	—	48,870	—	—	48,870	—	48,870
Repayment of terminated credit agreement	—	—	—	—	(39,675)	—	—	(39,675)	—	(39,675)
Repayment of long-term debt	(50,127)	(208)		(50,335)	—	(140)	—	(140)	—	(50,475)
Costs associated with refinancing	(11,753)	—	—	(11,753)	(1,884)	—	—	(1,884)	—	(13,637)
Intercompany dividend	—	—	—	—	—	(16,651)	—	(16,651)	16,651	—
Dividened paid	—	—	—	—	(83,843)	—	83,843	—	—	—
Common stock issued	175	—	—	175	—	—	—	—	—	175

Net cash from financing activities	(61,705)	(47,759)	—	(109,464)	(71,885)	(16,591)	83,843	(4,633)	16,651	(97,446)

The effect of exchange rate changes on cash	—	—	—	—	198	1,741		1,939	—	1,939

Net (decrease)/increase in cash and cash equivalents	1	4,310	—	4,311	5,228	(42,227)	—	(36,999)	—	(32,688)
Cash, beginning of year(1), including cash of discontinued operations of $35,934	—	127	—	127	2,019	48,645	—	50,664	—	50,791

Cash, end of year	$1	$4,437	$—	$4,438	$7,247	$6,418	$—	$13,665	$—	$18,103

(1)	Amounts do not reconcile to face of balance sheet.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for Year Ended July 2, 2005

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(57,202)	$(26,524)	$35,533	$(48,193)	$1,058	$3,423	$(8,075)	$(3,594)	$—	$(51,787)
Adjustments to reconcile net (loss) income to net cash from operating activities:									—
Imputed interest on note payable and other non-cash items	(2,254)	—	—	(2,254)	—	348	—	348	—	(1,906)
Deferred income tax (benefit) provision	(29,290)	17,720	—	(11,570)	(5,357)	(1,115)	—	(6,472)	—	(18,042)
Depreciation and amortization	5,523	3,163	—	8,686	1,192	10,036	—	11,228	—	19,914
Amortization of deferred financing costs	4,624	—	—	4,624	—	—	—	—	—	4,624
Bad debt provision (recovery) provision	—	(1,315)	—	(1,315)	16	108	—	124	—	(1,191)
(Gain)loss on disposal of property and equipment	—	(91)	—	(91)	150	160	—	310	—	219
Inventory valuation adjustment	—	1,995	—	1,995	1,539	(497)	—	1,042	—	3,037
Impairment loss on trade names	2,953	258	—	3,211	—	—	—	—	—	3,211
Foreign currency gains and losses	—	(32)	—	(32)	—	—	—	—	—	(32)
Gain on sale of investment	—	—	—	—	—	(861)	—	(861)	—	(861)
Equity in income of unconsolidated affilate/
consolidated subsidiaries	30,118	(53)	(30,065)	—	—	—	—	—	—	—
Minority Interest, net of tax	—	—	—	—	—	6,389	—	6,389	—	6,389
Changes in assets and liabilities, net of acquisitions:							—	—	—
Accounts receivable	(83)	10,924	—	10,841	588	770	—	1,358	—	12,199
Inventories	2,372	21,621	(5,468)	18,525	(11,663)	6,097	—	(5,566)	—	12,959
Prepaid expenses and other current assets	2,722	(102)	—	2,620	(450)	(2,788)	—	(3,238)	—	(618)
Other non-current assets	—	(564)	—	(564)	—	253	—	253		(311)
Accounts payable	12	3,828	—	3,840	(13,643)	(6,072)	—	(19,715)	—	(15,875)
Income taxes payable	6,272	1,497	—	7,769	(2,158)	(2,019)	—	(4,177)	—	3,592
Accrued expenses	38,419	(47,522)	—	(9,103)	12,431	3,862	—	16,293	—	7,190

Net cash from operating activities	4,186	(15,197)	—	(11,011)	(16,297)	18,094	(8,075)	(6,278)	—	(17,289)

Cash flows from investing activities:
Capital expenditures	(779)	(610)	—	(1,389)	(4,251)	(3,631)	—	(7,882)	—	(9,271)
Proceeds from sale of property and equipment	—	938	—	938	14,999	1,224	—	16,223	—	17,161
Increase in compensating balances on deposit	—	—	—	—	—	(355)	—	(355)	—	(355)

Net cash from investing activities	(779)	328	—	(451)	10,748	(2,762)	—	7,986	—	7,535

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	—	14,897	—	14,897	11,660	1,229	—	12,889	—	27,786
Repayment of long-term debt	—	(546)	—	(546)	—	(503)	—	(503)	—	(1,049)
Distributions to minority shareholders	—	—	—	—	—	(2,296)	—	(2,296)		(2,296)
Costs associated with refinancing	(2,598)	—	—	(2,598)	—	—	—	—	—	(2,598)
Additional payment for trade names	(837)	(258)	—	(1,095)	—	—	—	—	—	(1,095)
Dividend paid	—	—	—	—	(5,553)	(2,522)	8,075	—	—	—
Common stock issued	27	—	—	27	—	—	—	—	—	27

Net cash from financing activities	(3,408)	14,093	—	10,685	6,107	(4,092)	8,075	10,090	—	20,775

The effect of exchange rate changes on cash	—	—	—	—	(58)	(3,389)	—	(3,447)	—	(3,447)

Net increase in cash and cash equivalents	(1)	(776)	—	(777)	500	7,851	—	8,351	—	7,574
Cash, beginning of year(1), including cash of discontinued operations of $27,917	1	903	—	904	1,518	40,795	—	42,313	—	43,217

Cash, end of year(1), including cash of discontinued operations of $35,934	$—	$127	$—	$127	$2,018	$48,646	$—	$50,664	$—	$50,791

(1)	Amounts do not reconcile to face of balance sheet.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	RELATED TRANSACTIONS

In July 2006, William B. Rue, the Company’s former President and Chief Operating Officer, reimbursed the Company for $382,415.65 withholding taxes paid by the Company in fiscal 2002, which was included in accounts receivable as of July 1, 2006.

Harbinger Capital Partners owns 30,000 shares of Salton’s Series A Preferred Stock and owns 47,164 shares of Salton’s Series C Preferred Stock. Harbinger Capital Partners owns approximately $15.0 million principal amount of 2008 senior subordinated notes and approximately $89.6 million principal amount of second lien notes.

David Maura, Vice President and Director of Investments at Harbinger Capital Partner and its affiliates, served on the Salton board of directors from June 2006 until his resignation on January 23, 2007. Mr. Maura resigned in light of Harbinger’s acquisition of Applica Incorporated.

On December 28, 2006, the Company (a) issued 701,600 shares of Salton common stock to Harbinger Capital Partners Master Fund I, Ltd. for an aggregate purchase price of $1,754,000 or $2.50 per share and (b) used the proceeds therefrom to repurchase from Harbinger $1,754,000 of the Company’s outstanding senior subordinated notes due 2008.

On February 7, 2007, Salton, the Company’s wholly-owned subsidiary SFP Merger Sub, Inc. and APN Holding Company, Inc. entered into a definitive merger agreement pursuant to which SFP Merger Sub was to merge with and into APN Holding Company, the entity that acquired all of the outstanding common shares of Applica Incorporated on January 23, 2007. The merger would have resulted in Applica and its subsidiaries becoming subsidiaries of Salton and the stockholders of APN Holding Company — Harbinger Capital Partners Master Fund  I, Ltd. and Harbinger Capital Partners Special Situations Fund, LP — receiving in the aggregate approximately 83% of the outstanding common stock of Salton immediately following the merger. On August 1, 2007, APN Holding Company delivered to Salton written notice terminating the merger agreement.

As a result of this merger agreement, the Company incurred $2.9 million in merger related expenses in fiscal 2007, which are included in selling, general and administrative expenses in the accompanying statement of operations.

On October 1, 2007, the Company entered into an Agreement and Plan of Merger with APN Holdco, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holdco is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

23.	SUBSEQUENT EVENTS

Sixteenth Amendment to Senior Secured Credit Facility — On August 10, 2007, the Company entered into a sixteenth amendment to the senior secured credit facility. The amendment amends the definition of borrowing base to increase the existing overadvance amount of approximately $32 million by approximately $9 million. In addition, subject to satisfaction of certain conditions prior to August 13, 2007, the overadvance amount is increased further by approximately $11 million. The amendment provides that all overadvance amounts, totaling up to approximately $68.0 million, must be repaid prior to November 10, 2007. The amendment sets the stated termination date of the facility as December 31, 2008 and sets the applicable margin with respect to base rate loans at 6.50% and with respect to LIBOR rate loans at 8.50%.

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amendment amends certain covenants and adds certain covenants, including that (a) the Company enter into control agreements with respect to certain bank accounts and (b) the Company enter into pledge agreements with respect to the securities of certain foreign subsidiaries.

Merger Agreement — On October 1, 2007, the Company entered into an Agreement and Plan of Merger with APN Holding Company, Inc. the parent company of Applica Incorporated, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holding Company is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions described below, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

In addition to the merger, the definitive merger agreement contemplates the consummation of the following transactions simultaneously with the closing of the merger: (1) the mandatory conversion of all outstanding shares of Salton’s Series A Voting Convertible Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; (2) the mandatory conversion of all outstanding shares of Salton’s Series C Nonconvertible (NonVoting) Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; and (3) the exchange by Harbinger Capital Partners of approximately $90 million principal amount of Salton’s second lien notes and approximately $15 million principal amount of Salton’s 2008 senior subordinated notes, for shares of a new series of non-convertible (non voting) preferred stock of Salton, bearing a 16% cumulative preferred dividend.

The Company intends to complete this transaction within the next three to four months. The consummation of the merger and related transactions is subject to various conditions, including the approval by the Company’s stockholders and the absence of legal impediments. The merger and related transactions are not subject to any financing condition.

Financing Related Agreements — Concurrently with the execution and delivery of the Merger Agreement, Salton, its subsidiaries, Silver Point Finance, LLC, (“Silver Point”) as co-agent for the lenders under Salton’s senior secured credit facility and Harbinger Capital Partners entered into a Loan Purchase Agreement. The Loan Purchase Agreement provides that at any time (1) from and after the date any party to the Merger Agreement has, or asserts, the right to terminate the Merger Agreement or the Merger Agreement is terminated and/or (2) on or after November 10, 2007 and prior to February 1, 2008 (provided, in each case, no insolvency proceeding with respect to Salton or its subsidiaries is then proceeding), at the request of Silver Point, Harbinger Capital Partners shall purchase from Silver Point certain overadvance loans outstanding under Salton’s senior secured credit facility having an aggregate principal amount of up to approximately $68.5 million. The purchase price shall be equal to 100% of the outstanding principal amount of the overadvance loans, plus all accrued and unpaid interest thereon through and including the date of purchase.

In the event that Harbinger Capital Partners purchase the overadvance loans pursuant to the Loan Purchase Agreement, the amount of the purchased overadvance loans will be deemed discharged under Salton’s senior secured credit facility and the principal amount of such over advance loans, plus all accrued and unpaid interest thereon and a $5 million drawdown fee payable to Harbinger Capital Partners as a result of such purchase, will be automatically converted to loans under a new Reimbursement and Senior Secured Credit Agreement dated as of October 1, 2007 among Harbinger Capital Partners, Salton and its subsidiaries that are signatories thereto as borrowers and guarantors.

The Loan Purchase Agreement also provides that under certain circumstances, including the commencement of an insolvency proceeding with respect to Salton or its subsidiaries, at the request of Silver Point,

SALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Harbinger Capital Partners shall purchase from Silver Point all of the outstanding obligations under Salton’s senior secured credit facility (and Harbinger Capital Partners Special Situations Fund, L.P. shall become the agent and co-agent thereunder).

The Reimbursement and Senior Secured Credit Agreement has a maturity date of January 30, 2008. The interest rate with respect to loans under the Reimbursement and Senior Secured Credit Agreement is the six month LIBOR plus 10.5%, payable in cash on the last business day of each month. The default rate is LIBOR plus 12.5%.

Waiver, Consent, Forebearance and Seventeenth Amendment to Senior Secured Credit Facility; Waiver, Consent and First Amendment to Second Lien Credit Agreement; Amended and Restated Intercreditor Agreement and Junior Intercreditor Agreement — In connection with the Loan Purchase Agreement: (a) Salton entered into a waiver, consent, forbearance and seventeenth amendment to its senior secured credit agreement pursuant to which Silver Point (1) permits the transactions contemplated by the Loan Purchase Agreement and related documents, (2) waives any event of default resulting from a going concern qualification in the report by Salton’s independent auditors accompanying Salton’s audited financial statements as of and for the period ending June 30, 2007, and (3) subject to certain conditions, forbears from exercising remedies with respect to certain existing events of default relating to, among other things, the filing of Salton’s annual report on Form 10-K for the fiscal year ended June 30, 2007 and the delivery of foreign stock pledge agreements and blocked account control agreements; (b) Salton entered into a waiver, consent and first amendment to its second lien credit agreement which, among other things, permits the transactions contemplated by the Loan Purchase Agreement and related documents; (c) the agent and co-agent for Salton’s senior secured credit agreement, the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for Salton’s second lien credit agreement entered into an Amended and Restated Intercreditor Agreement which, among other things, governs the priority of rights among the lenders; and (d) the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for the second lien credit agreement entered into a Junior Intercreditor Agreement governing the priority of rights among the lenders thereunder.

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
3.2	Certificate of Designation for the Series A Convertible Preferred Stock of the Registrant. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
3.5	Certificate of Designation of Series B Junior Participating Preferred Stock. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 2004.
3.6	Certificate of Designation of Series C Preferred Stock. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.
3.7	By-laws of the Registrant. Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-42097).
4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant. Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-42097).
4.2	Form of Note for Registrant’s 10 3/4% Senior Subordinated Notes. Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-70169).
4.3	Indenture dated December 16, 1998 between Norwest Bank National Association, as Issuer, and the Registrant relating to the Registrant’s 10 3/4% Senior Subordinated Notes. Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-70169).
4.4	Indenture, dated as of April 23, 2001, amount Salton, Inc., the Guarantors (as defined therein), and Wells Fargo Bank Minnesota, N.A., as trustee, relating to $250,000,000 in aggregate principal amount and maturity of 12 1/4% Senior Subordinated Notes due 2008. Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
4.5	Form of Note for Registrant’s 12 1/4% Senior Subordinated Notes due April 15, 2008. Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
4.6	Rights Agreement dated as of June 28, 2004 between the registrant and UMB Bank, N.A., as Rights Agreement Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2004.
4.7	Letter to Stockholders relating to the adoption of a stockholder rights plan with attachment. Incorporated by reference to the Registrant’s Current on Form 8-K dated June 28, 2004.
4.8	Agreement of Resignation, Appointment and Acceptance dated June 27, 2005 by and among Salton, Inc., Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association and SunTrust Bank, a national association. Incorporated by reference to the Registrant’s Current on Form 8-K dated June 27, 2005.
4.9	Agreement of Resignation, Appointment and Acceptance dated June 27, 2005 by and among Salton, Inc., Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association and SunTrust Bank, a national association. Incorporated by reference to the Registrant’s Current on Form 8-K dated June 27, 2005.
4.10	First Supplement to Indenture dated as of August 26, 2005 between Salton, Inc. and SunTrust Bank, as trustee, with respect to the 10 3/4% Senior Subordinated Notes due 2005. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.
4.11	First Supplement to Indenture dated as of August 26, 2005 between the Company and SunTrust Bank, as trustee, with respect to the 12 1/4% Senior Subordinated Notes due 2008. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.

Exhibit
Number		Description of Document

10	.1*	Salton/Maxim Housewares, Inc. Stock Option Plan. Incorporated by reference to the Registrant’s Registration Statement on form S-1 (Registration No. 33-42097).
10.2		Form of Sales Representative Agreement generally used by and between the Registrant and its sales representatives. Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-42097).
10	.3*	Salton/Maxim Housewares, Inc. 1995 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.
10	.4*	Salton/Maxim Housewares, Inc. Non-Employee Directors Stock Option Plan. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.
10.5		Stock Purchase Agreement dated July 15, 1998 by and among the Registrant and Centre Capital Investors III, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors, L.P., The State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 1998.
10.6		Registration Rights Agreement dated July 15, 1998 by and among the Registrant and Centre Capital Investors II, L.P., Centre Capital Tax-Exempt Investors II, L.P., Centre Capital Offshore Investors II, L.P., The State Board of Administration of Florida, Centre Parallel Management Partners, L.P. and Centre Partners Coinvestment, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 1998.
10	.7*	The Salton, Inc. 1998 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 2, 1998.
10.8		Agreement effective as of July 1, 1999 between Salton and George Foreman. Incorporated by reference to the Registrant’s, Current Report on Form 8-K dated December 9, 1999.
10.9		Agreement effective as July 1, 1999 between Salton and Sam Perlmutter. Incorporated by reference to the Registrant’s, Current Report on Form 8-K dated December 9, 1999.
10.10		Agreement effective as of July 1, 1999 between Salton and Michael Srednick Incorporated by reference to the Registrant, Current Report on Form 8-K dated December 9, 1999.
10	.11*	The Salton, Inc. 1999 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed December 9, 1999.
10	.12*	Salton, Inc. 2001 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.
10	.13*	Salton, Inc. 2002 Stock Option Plan. Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.
10.14		License agreement between Westinghouse Electric Corporation and Salton, Inc. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2002.
10	.15*	Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David C. Sabin Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 23, 2002
10	.16*	Employment Agreement effective as of January 1, 2003 between Salton, Inc. and Leonhard Dreimann Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 23, 2002.
10	.17*	Employment Agreement effective as of January 1, 2003 between Salton, Inc. and William B. Rue Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 23, 2002.
10	.18*	Employment Agreement effective as of January 1, 2003 between Salton, Inc. and David M. Mulder Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 23, 2002.

Exhibit
Number	Description of Document

10.19	Credit Agreement, dated as of May 9, 2003, among the lenders thereto, Wachovia Bank, National Association, as administrative agent and collateral agent and as a co-agent, Bank of America, N.A., as syndication agent and co-documentation agent and as a co-agent, Banc of America Securities LLC, as co-arranger and co-book runner and Wachovia Securities, Inc, as co-arranger and co-book runner, Bank One, N.A. and Fleet Capital Corporation each as co- documentation agents, Salton, Inc., each of Salton’s subsidiaries listed on the signature pages thereto and each of Salton’s other subsidiaries listed on the signature pages thereto as guarantors. Incorporated by reference to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.
10.20	Agreement dated as of May 28, 2003, between Salton, Inc. and George Foreman. Incorporated by reference to the Current Report on Form 8-K dated May 29, 2003.
10.21	First Amendment to Credit Agreement dated as of February 4, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton’s Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 10, 2004.
10.22	Forbearance Agreement and Amendment dated as May 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton’s Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference to the Form 8-K filed on May 11, 2004.
10.23	First Amendment to Forbearance Agreement dated as of June 10, 2004 by and among Salton, Inc., Toastmaster Inc., Salton Toastmaster Logistics LLC, each of Salton’s Subsidiaries that are signatories thereto as Guarantors, the Lenders that are signatories thereto and Wachovia Bank, National Association in its capacity as Administrative Agent for the Lenders. Incorporated by reference to the Form 8-K filed on June 10, 2004.
10.24	Amended and Restated Credit Agreement dated as of June 15, 2004 among the financial institutions named therein, Wachovia Bank, as the Agent, and Silver Point Finance, LLC, as the Co-Agent, Syndication Agent, Documentation Agent, Arranger and Book Runner, and Salton, Inc, each of its subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories thereto as Guarantors. Incorporated by reference to the Form 8-K filed on June 15, 2004.
10.25	Second Amendment to Amended and Restated Credit Agreement dated as of May 11, 2005 by and among the Lenders that are signatories thereto, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., a Delaware corporation, each of its subsidiaries that are signatories thereto as the Borrowers and each of its other subsidiaries that are signatories thereto as Guarantors. Incorporated by reference to the Form 10-Q for the fiscal quarter ended April 2, 2005.
10.26	Support Agreement dated July 5, 2005 by and between Salton, Inc. and Angelo, Gordon & Co., L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 5, 2005.
10.27	Third Amendment to, and Waiver under, Amended and Restated Credit Agreement dated as of July 8, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, assigner and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 11, 2005.
10.28	Waiver Under Second Amendment to Amended and Restated Credit Agreement dated as of July 14, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the lenders, Silver Point Finance, LLC, as co-agent, syndication agents documentation agent, assigner and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 19, 2005.

Exhibit
Number		Description of Document

10.29		Amendment to Support Agreement dated August 1, 2005 among Salton, Inc. and certain beneficial owners of Salton 10 3/4% Senior Subordinated Notes due 2005 and 12 1/4% Senior Subordinated Notes due 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 1, 2005.
10.30		Credit Agreement dated as of August 26, 2005 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton, Inc. and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.
10.31		Intercreditor Agreement dated as of August 26, 2005 by and between Silver Point Finance, LLC, Wells Fargo Foothill, Inc. and The Bank of New York. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.
10.32		Registration Rights Agreement dated as of August 26, 2005 between Salton, Inc. and Angelo, Gordon & Co., L.P. Incorporated by reference to the Registrant’s Current on Form 8-K dated August 26, 2005.
10.33		Sale Agreement between Interactive Capital (Proprietary) Limited, in its own right and on behalf of each member of a consortium, and Salton, Inc., on behalf of Pifco Overseas Limited. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2005.
10.34		Amended and Restated Salton, Inc. Flexible Deferral Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 8, 2005.
10.35		Asset Purchase Agreement dated as of September 15, 2005 among Salton, Inc., SAH Acquisition Corp. and Lifetime Brands, Inc. Incorporation by reference to the Registrant’s Current Report on 8-K dated September 19, 2005.
10.36		Waiver and Consent under Amended and Restated Credit Agreement dated as of September 16, 2005 by and among the financial institutions identified on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on 8-K dated September 23, 2005.
10.37		Waiver and Consent under Amended and Restated Credit Agreement dated as of September 22, 2005 by and among the financial institutions on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on 8-K dated September 19, 2005.
10.38		Fourth Amendment to, and Waiver Under, Amended and Restated Credit Agreement dated as of September 22, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, assigner and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on 8-K dated September 23, 2005.
10	.39*	Form of Stock Option Agreement. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
10	.40*	Summary of Non-employee Director Compensation. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

Exhibit
Number	Description of Document

10.41	Fifth Amendment to Amended and Restated Credit Agreement dated as of October 7, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 7, 2005.
10.42	Sixth Amendment to Amedment to, and Waiver Under, Amended and Restated Credit Agreement dated as of November 9, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 9, 2005.
10.43	General Release and Separation Agreement dated as of December 5, 2005 by and between David M. Mulder and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2005.
10.44	Facility Agreement dated as of December 23, 2005 by and among Salton Holdings Limited, Salton Europe Limited, certain affiliates of Salton Holdings Limited, Burdale Financial Limited, as agent and security trustee, and the financial institutions party thereto as lenders. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 23, 2005.
10.45	Waiver and Consent Under Amended and Restated Credit Agreement dated as of December 20, 2005 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC,as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 23, 2005.
10.46	Seventh Amendment to, and Waiver Under, Amended and Restated Credit Agreement dated as of February 8, 2006 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2006.
10.47	Form of Restricted Stock Agreement. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2006.
10.48	Employment Agreement effective as of December 10, 2005 between Salton, Inc. and William Lutz. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2006.
10.49	Eighth Amendment to, and Waiver Under, Amended and Restated Credit Agreement dated as of May 10, 2006 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 10, 2006.
10.50	Ninth Amendment to, and Waiver Under, Amended and Restated Credit Agreement dated as of August 15, 2006, by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 15, 2006.

Exhibit
Number	Description of Document

10.51	Common Stock Purchase Warrant dated August 15, 2006 issued in favor of SPCP Group, LLC. Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 15, 2006.
10.52	Separation Agreement dated as of August 24, 2006 by and between David C. Sabin and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 24, 2006.
10.53	Amendment and Restatement dated as of October 10, 2006 to the Facility Agreement by and among Salton Holdings Limited, Salton Europe Limited, certain affiliates of Salton Holdings Limited, Burdale Financial Limited, as agent and security trustee, and the financial institutions party thereto as lenders. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 10, 2006.
10.54	Waiver and Consent Under Amended and Restated Credit Agreement dated as October 10, 2006 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 10, 2006.
10.55	Separation Agreement dated as of October 18, 2006 by and between William B. Rue and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 18, 2006.
10.56	Agreement dated as of November 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 15, 2006.
10.57	Amendment, dated as of December 15, 2006, by and among Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2006. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2006.
10.58	Stock Purchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.
10.59	Registration Rights Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.
10.60	Debt Repurchase Agreement dated as of December 28, 2006 by and between Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2006.
10.61	Extension Agreement dated as of November 15, 2006 between George Foreman and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 12, 2007.
10.62	Second Amendment to Rights Agreement dated as of February 7, 2007, by and between Salton, Inc. and UMB Bank, N.A. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007.
10.63	Agreement and Plan of Merger dated as of February 7, 2007 by and between Salton, Inc., SFP Merger Sub, Inc., and APN Holding Company, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007.
10.64	Commitment Agreement dated as of February 7, 2007 by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2007.

Exhibit
Number	Description of Document

10.65	Tenth Amendment to Amended and Restated Credit Agreement dated as of February 12, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 12, 2007.
10.66	Eleventh Amendment to Amended and Restated Credit Agreement dated as of April 13, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s Subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 13, 2007.
10.67	Separation Agreement and General Release dated as of April 30, 2007 by and between Leon Dreimann and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2007.
10.68	Twelfth Amendment to Amended and Restated Credit Agreement dated as of June 28, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2007.
10.69	Thirteenth Amendment to Amended and Restated Credit Agreement dated as of July 20, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors.
10.70	Fourteenth Amendment to Amended and Restated Credit Agreement dated as of July 31, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 31, 2007.
10.71	Fifteenth Amendment to Amended and Restated Credit Agreement dated as of August 6, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 6, 2007.
10.72	Sixteenth Amendment to Amended and Restated Credit Agreement dated as of August 8, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 10, 2007.

Exhibit
Number		Description of Document

10	.73*	Amendment to Employment Agreement dated September 4, 2007 between Salton, Inc. and William Lutz. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 4, 2007.
10.74		Agreement and Plan of Merger dated as of October 1, 2007 by and between Salton, Inc., SFP Merger Sub, Inc. and APN Holding Company, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.75		Form of Certificate of Amendment to Certificate of Designation of Series A Voting Convertible Preferred Stock. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.76		Form of Certificate of Amendment to Certificate of Designation of Series C Nonconvertible (NonVoting) Preferred Stock. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.77		Form of Certificate of Designation of Series D Nonconvertible (NonVoting) Preferred Stock. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.78		Commitment Agreement dated as of October 1, 2007 by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd., and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.79		Form of Registration Rights Agreement by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.80		Registration Rights Agreement dated as of October 1, 2007 by and between Salton, Inc. and Contrarian Equity Fund L.P. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.81		Form of Release by Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.82		Loan Purchase Agreement dated as of October 1, 2007 by and between Silver Point Finance, as co-agent for the Lenders (as defined therein), Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Salton and each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.83		Reimbursement and Senior Secured Credit Agreement dated as of October 1, 2007 by and among Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., as the lenders, Harbinger Capital Partners Master Fund I, Ltd., as the agent, Salton, Inc. and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.84		Waiver, Consent, Forbearance and Seventeenth Amendment to Amended and Restated Credit Agreement dated as of October 1, 2007 by and among the Lenders, Wells Fargo Foothill, Inc., as administrative agent, and collateral agent for the Lenders, Silver Point Finance, LLC, as co-agent, syndication agent, documentation agent, arranger and book runner, Salton, Inc., and each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s Subsidiaries identified on the signature pages thereof as Guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.85		Waiver, Consent and First Amendment to Credit Agreement dated as of October 1, 2007 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton, Inc. and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.86		Amended and Restated Intercreditor Agreement dated as of October 1, 2007 by and between Silver Point Finance, LLC, Wells Fargo Foothill, Inc., The Bank of New York and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.

Exhibit
Number	Description of Document

10.87	Junior Intercreditor Agreement dated as of October 1, 2007 by and between The Bank of New York and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.88	Third Amendment to Rights Agreement dated as of October 1, 2007, by and between Salton, Inc. and UMB Bank, N.A. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
10.89	Form of Amendment to Restated Certificate of Incorporation of Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 1, 2007.
12	(A)	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Salton, Inc.
23.1	Consent of Grant Thornton LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification by the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These exhibits are management contracts or compensatory plans or arrangements.

The following pages contain the Financial Statement Schedules as specified by Item 15(b) of Part IV of Form 10-K.