Form 10-Q
period 2007-09-29
SALTON INC
filed 2007-11-13
CIK 878280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From to .

Commission file number: 0-19557

SALTON, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State of other jurisdiction of Incorporation or organization)	36-3777824 (I.R.S. Employer Identification Number)

1955 Field Court Lake Forest, IL (Address of Principal Executive Offices)	60045 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2007, 15,351,539 shares of its $0.01 par value Common Stock.

SALTON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	June 30,
	2007	2007
	(Unaudited)
	(In thousands except share data)

ASSETS
Current Assets:
Cash	$11,457	$14,189
Compensating balances on deposit	41,240	40,880
Accounts receivable, less allowances	99,181	74,421
Inventories	116,665	115,933
Prepaid expenses and other current assets	15,112	11,510
Prepaid income taxes	424	2,267
Deferred tax asset	2,325	2,242

Total Current Assets	286,404	261,442
Property, Plant and Equipment, net	30,360	32,519
Trade Names	130,205	129,534
Non-Current Deferred Tax Asset	7,759	7,071
Other Assets	8,733	5,230

Total Assets	$463,461	$435,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit and other current debt	$142,325	$112,691
Second lien notes, including an adjustment of $7,496 and $13,013 for accrued interest, respectively	110,768	116,284
Senior subordinated notes, including an adjustment of $565 and $808 to the carrying value related to terminated interest rate swap agreements, respectively	58,679	58,898
Accounts payable	91,796	86,414
Accrued expenses	35,198	31,085
Accrued interest	4,647	4,152
Income taxes payable	5,247	2,228

Total Current Liabilities	448,660	411,752
Non-Current Deferred Tax Liability	11,440	10,241
Series C Preferred Stock, $0.1 par value; authorized, 150,000 shares, 135,217 shares issued	10,302	10,026
Term Loan and Other Notes Payable	12,684	13,226
Other Long Term Liabilities	9,830	10,234

Total Liabilities	492,916	455,479
Convertible Series A Preferred Stock, $0.01 par value; authorized, 2,000,000 shares; 40,000 shares issued	40,000	40,000
Commitments and contingencies
Stockholders’ Deficit:
Common stock, $0.01 par value; authorized, 40,000,000 shares; issued and outstanding: 15,351,539 shares	188	188
Treasury stock, 7,885,845 shares, at cost	(65,793)	(65,793)
Additional paid-in capital	67,070	67,057
Accumulated other comprehensive income	21,286	19,369
Accumulated deficit	(92,206)	(80,504)

Total Stockholders’ Deficit	(69,455)	(59,683)

Total Liabilities and Stockholders’ Deficit	$463,461	$435,796

See notes to condensed consolidated financial statements

SALTON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	13 Weeks Ended
	September 29,	September 30,
	2007	2006
	(In thousands except share and per share data)

Net Sales	$132,755	$138,307
Cost of Goods Sold	90,247	94,178
Distribution Expenses	9,412	9,687

Gross Profit	33,096	34,442
Selling, General and Administrative Expenses	31,102	33,546
Restructuring Costs	34	845

Operating Income	1,960	51
Interest Expense, net	10,011	9,277

Loss Before Income Taxes	(8,051)	(9,226)
Income Tax Expense	1,835	798

Net Loss	$(9,886)	$(10,024)

Weighted Average Common Shares Outstanding — Basic and Diluted	15,351,539	14,384,961

Net Loss per Common Share: Basic and Diluted	$(0.64)	$(0.70)

See notes to condensed consolidated financial statements

SALTON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	13 Weeks Ended
	September 29,	September 30,
	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net Loss	$(9,886)	$(10,024)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Imputed interest on notes payable and other non-cash items	58	51
Deferred income tax benefit (provision)	26	(311)
Stock based compensation expense	13	324
Depreciation and amortization	2,699	3,566
Amortization of deferred financing costs	2,469	1,795
Bad debt provision (recovery)	558	(33)
(Gain) loss on disposal of property and equipment	(213)	14
Inventory valuation adjustment	185	—
Foreign currency (gains) losses	(215)	119
Changes in assets and liabilities:
Accounts receivable	(23,902)	(15,013)
Inventories	822	(1,776)
Prepaid expenses and other current assets	(3,482)	(1,585)
Other non-current assets	(7)	16
Accounts payable	4,830	(444)
Income taxes payable	3,495	(933)
Accrued expenses	2,817	3,081

Net Cash from Operating Activities	(19,733)	(21,153)
Cash Flows from Investing Activities:
Capital expenditures	(486)	(1,713)
Proceeds from sale of property and equipment	334	154
Increase in compensating balances on deposit	(360)	(180)

Net Cash from Investing Activities	(512)	(1,739)
Cash Flows from Financing Activities:
Net proceeds from revolving line of credit and other short term debt	29,435	25,923
Repayment of long term debt	(6,276)	(5,918)
Costs associated with credit agreements	(5,930)	(1,827)

Net Cash from Financing Activities	17,229	18,178

Effect of Exchange Rate Changes on Cash	284	106

DECREASE IN CASH	(2,732)	(4,608)
CASH, BEGINNING OF PERIOD	14,189	18,103

CASH, END OF PERIOD	$11,457	$13,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Received) During the Period for:
Interest	$11,414	$10,719
Income taxes, net of refunds	$(1,635)	$1,944

See notes to condensed consolidated financial statements

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

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. The Company’s business is highly seasonal, with operating results varying from quarter to quarter. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Salton, Inc. 2007 Annual Report on Form 10-K.

2.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has an accumulated deficit of $92.2 million as of September 29, 2007. The Company’s Senior Secured Credit Facility required the repayment of outstanding overadvances of approximately $62.0 million prior to November 10, 2007. These overadvances are subject to a Loan Purchase Agreement between the Company’s senior lenders and Harbinger Capital Partners. The senior lenders have not exercised the provision for repayment as of November 13, 2007 (see Note 14, “Subsequent Events”). In addition, the Company has approximately $161.5 million of debt maturing in fiscal 2008. The Company’s projected cash flows will not be sufficient to fund these payments.

On October 1, 2007 the Company signed an Agreement and Plan of Merger with APN Holding Company, Inc. (see Note 14, “Subsequent Events”). The Company believes that without the consummation of the merger, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. There can be no assurance that the Company will be able to complete the merger. As such, the Company’s continuation as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

Sixteenth Amendment to Senior Secured Credit Facility — On August 10, 2007, the Company entered into a sixteenth amendment to the Senior Secured Credit Facility. The amendment amends the definition of borrowing base to increase the existing overadvance. The amendment provided that all overadvance amounts, totaling up to approximately $62.0 million, must be repaid prior to November 10, 2007. These overadvances are subject to a Loan Purchase Agreement between the Company’s senior lenders and Harbinger Capital Partners. The senior lenders have not exercised this provision as of November 13, 2007 (see Note 14, “Subsequent Events”).

Additionally, the amendment sets the stated termination date of the facility as December 31, 2008 and sets the applicable margin with respect to base rate loans at 6.50% and with respect to LIBOR rate loans at 8.50%.

The amendment also amends certain covenants and adds certain covenants, including that (a) the Company enter into control agreements with respect to certain bank accounts and (b) the Company enter into pledge agreements with respect to the securities of certain foreign subsidiaries. The Company paid $5.9 million in fees in connection with the amendment. These fees were capitalized and will be amortized over the remaining term of the agreement and are carried on the balance sheet within other assets.

As of September 29, 2007, the Company had outstanding borrowings of $124.0 million under the Senior Secured Credit Facility, and had approximately $2.5 million available under the facility for future borrowings.

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to September 29, 2007, the Company entered into a Merger Agreement and additional financing related agreements (see Note 14, “Subsequent Events”).

Letters of Credit — As of September 29, 2007, the Company had outstanding letters of credit of $1.1 million under the letter of credit subfacility of $15.0 million.

Salton Europe Facility Agreement — As of September 29, 2007, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of £5.5 million (approximately $11.2 million), borrowings denominated in the U.S. Dollar of $3.9 million and minimal borrowings denominated in the Euro. In addition, the Company had balances outstanding under the Term Loan Facilities of £7.1 million (approximately $14.4 million). Approximately $2.7 million was available for future borrowing.

The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At September 29, 2007, these rates for borrowings denominated in the Great Britain Pound were 13.66% and 9.41% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.52%.

As of September 29, 2007, the Company was in compliance with covenants under the Senior Secured Credit Facility and the Salton Europe Facility Agreement. On October 1, 2007, the Company obtained a waiver for certain events of default under the Senior Secured Credit Facility (see Note 14, “Subsequent Events”).

4.	STOCK-BASED COMPENSATION

Stock Options — Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), “Share-Based Payment‘(“FAS 123(R)”), which revises FASB Statement No. 123 and supersedes APB Opinion No. 25. FAS 123(R) requires all share-based payments to employees to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period. The Company uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.

There were no stock option awards granted during the thirteen weeks ended September 29, 2007 or September 30, 2006. There was no stock-based compensation expense related to stock options for the thirteen weeks ended September 29, 2007 and September 30, 2006. There was no compensation expense related to nonvested options not yet recognized as of September 29, 2007.

A summary of the Company’s stock options for the thirteen weeks ended September 29, 2007 is as follows:

		Weighted
		Average
	Shares	Exercise
	(000)	Price

Outstanding as of June 30, 2007	1,006	$14.91
Granted	—
Exercised	—
Expired or Canceled	(90)	13.57

Outstanding as of September 29, 2007	916	$15.04

Options exercisable at September 29, 2007	916	$15.04
Weighted-average fair value of options granted during the period		N/A

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the stock options outstanding at September 29, 2007:

	Options Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
	Shares	Contractual	Exercise
Range of Exercise Prices	(000)	Life (Years)	Price

$ 6.333 - $10.60	482	3.85	8.89
$13.917 - $17.50	261	2.01	15.21
$ 18.95 - $37.00	173	1.93	32.01

$ 6.333 - $37.00	916	2.96	$15.04

There was no intrinsic value related to options outstanding and exercisable at September 29, 2007.

Stock Grants — On March 9, 2006, the Company granted certain employees common stock of the Company. A total of 192,250 shares were granted, of which 101,250 vested upon issuance. The remaining 91,000 shares have a two year vesting, with 50% vesting after one year and the remaining 50% vesting after two years.

The Company has previously recognized compensation cost for these stock grants at the fair value of the stock at the date of grant. As of September 29, 2007, a minimal amount of compensation cost related to nonvested awards not yet recognized is being recognized over the remainder of the requisite two year service period.

Warrants — As partial consideration for the Ninth Amendment to the Senior Secured Credit Facility entered into on August 15, 2006, the Company issued a warrant to purchase 719,320 shares of common stock of the Company at an exercise price of $2.12 per share. The warrant may be exercised any time before the later of December 31, 2007 and the Stated Termination Date (as defined in the senior secured credit facility). The Company granted registration rights with respect to the shares issuable upon exercise of the warrant. As of September 29, 2007, the warrant to purchase shares of common stock had not been exercised.

5.	CAPITAL STOCK

Activity in the Company’s capital accounts for the thirteen weeks ended September 29, 2007 was as follows:

	13 Weeks Ended
	September 29, 2007
	Common		Additional
	Shares	Common	Paid In
	Outstanding	Stock	Capital
	(In thousands)

Balance, June 30, 2007	15,352	$188	$67,057
Stock based compensation	—	—	13

Balance, September 29, 2007	15,352	$188	$67,070

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of this statement on its consolidated results of operations, cash flows, and financial position.

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FASB Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. FASB Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, of this statement on its consolidated results of operations, cash flows, and financial position.

7.	NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share,” and Emerging Issues Task Force (EITF) Statement No. 03-6, “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings per Share.” Under EITF 03-06, the Company’s Series A Convertible Preferred Stock is included in both basic and diluted net income (loss) per share using the “two-class” method, if the effect is dilutive. Diluted net income per share also includes dilutive common stock equivalents applying the treasury stock method for stock options and warrants.

For the thirteen weeks ended September 29, 2007 and September 30, 2006, the Company’s Series A Convertible Preferred Stock was not dilutive and was excluded from the calculation of basic and diluted loss per share. Additionally, the Company’s outstanding common stock equivalents, options and warrants were excluded from the computation of diluted earnings per share because they had an anti-dilutive effect due to the Company’s net loss in these periods. Had the Company recognized net income in these periods, basic shares outstanding would have increased by 3.5 million shares related to the Convertible Preferred Stock under the two-class method. Diluted shares outstanding would have increased by 3.5 million and 3.6 million shares for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, for the effect of the Convertible Preferred Stock, common stock equivalents and outstanding warrants. Common stock equivalents totaling 1.6 million and 2.2 million shares at a price range of $2.12 to $37.00 per share were not included in the calculations as of September 29, 2007 and September 30, 2006, respectively, due to the Company’s net loss.

8.	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

For the thirteen weeks ended September 29, 2007 and September 30, 2006, components of other comprehensive income include foreign currency translation adjustments of $2.0 million and $0.5 million, respectively, and derivative liability adjustments of $(0.1) million and $0 million, respectively.

	13 Weeks Ended
	September 29,	September 30,
	2007	2006
	(In thousands)

Net Loss	$(9,886)	$(10,024)
Other Comprehensive Income, net of tax of $23 and $-0-, respectively	1,917	489

Comprehensive Loss	$(7,969)	$(9,535)

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income is comprised of the following:

	As of
	September 29,	June 30,
	2007	2007
	(In thousands)

Pension plans adjustments, net of tax of $(3,062) and $(3,016), respectively	$(5,207)	$(5,147)
Derivative liability adjustments	(53)	—
Foreign currency translation adjustments	26,546	24,516

Accumulated Other Comprehensive Income	$21,286	$19,369

9.	PENSION BENEFIT PLANS

The components of net periodic pension cost are as follows:

	Domestic		Salton Europe		Total
Thirteen Weeks Ended:	9/29/07	9/30/06	9/29/07	9/30/06	9/29/07	9/30/06
	(In thousands)

Service cost-benefits earned during the period	$42	$42	$111	$120	$153	$162
Interest cost on projected benefit obligation	175	175	689	606	864	781
Actuarial return on plan assets	(177)	(167)	(792)	(581)	(969)	(748)
Net amortization and deferral	42	48	6	147	48	195

Net pension cost	$82	$98	$14	$292	$96	$390

The Company previously disclosed in its financial statements for the year ended June 30, 2007, that it expected to contribute $0.7 million to its domestic pension plans and $1.6 million to the Salton Europe pension plan in fiscal 2008. As of September 29, 2007, $0.3 million and $0.4 million of contributions have been made to the domestic and Europe plans, respectively.

10.	OPERATING SEGMENTS AND MAJOR CUSTOMERS

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, lighting products and personal care and wellness products. The Company believes this segmentation is appropriate based upon Management’s operating decisions and performance assessment. Nearly all of the Company’s products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton’s products are distributed through similar distribution channels and customer base using the marketing efforts of its Global Marketing Team.

Major Customers — For the thirteen weeks ended September 29, 2007, one customer accounted for approximately 11.0% of net sales. For the thirteen weeks ended September 30, 2006, no one customer accounted for more than 10% of net sales.

11.	LEGAL PROCEEDINGS

Product Liability

On or about December 12, 2006, a lawsuit was filed in a California State Court against the Company. Upon the motion of Salton, the lawsuit was removed to the U.S. District Court in January 2007. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit.

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in a New York State Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit

Arbitration

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

The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. No amounts have been accrued for such claims.

Other Litigation

The Company received notice recently that it may be made a party to a lawsuit filed in an Israeli court by an Israeli citizen against a subsidiary of the Company, Salton Hong Kong Limited and naming the Company as an additional defendant. The complaining party: (i) has asserted that the subsidiary appointed the complaining party to be the exclusive distributor in Israel for products bearing George Foreman trademarks and (ii) seeks a temporary restraining order preventing an independent Israeli distributor from paying approximately $500,000 owed to Salton Hong Kong and the turnover of such funds to the complaining party. At the present time, the lawsuit is being defended by Israeli counsel acting for Salton Hong Kong. The Company believes that it is not subject to the jurisdiction of the Israeli court and, in any event, that there are valid defenses to the claims and the claims will be contested.

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

Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards, and credit carryforwards if it is more likely than not that the tax benefit will be realized. To the extent that a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance has been established. This assessment is based on an analysis of historical and prospective earnings that will allow the Company to utilize the deferred tax asset. During fiscal 2006, the Company recorded a valuation allowance against its U.S. deferred income tax asset balance and increased its valuation allowance on certain foreign

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity deferred tax balances. In fiscal 2007 and the first quarter of fiscal 2008, the Company further increased its U.S. and foreign valuation allowances. This non-cash charge does not limit the Company’s ability to realize future tax benefits associated with its net operating loss carryforwards to the extent that future profits result in taxable income during the carryforward period. Foreign valuation allowances have been provided for Salton Germany ($3.7 million), Salton Hong Kong ($0.5 million), and Salton Spain ($2.2 million). Salton Germany’s net operating loss carryforward does not expire. Salton Hong Kong’s net operating loss carryforward does not expire. Salton Spain’s net operating loss carryforward expires beginning in fiscal year 2019 through 2023. The U.S. net operating loss carryforwards primarily expire beginning in fiscal year 2009 through fiscal year 2026. If any ownership change occurs, as defined in Internal Revenue Code Section 382, the use of net operating loss carryforwards may be subject to limitation.

In addition, the Company has unused foreign tax credits of $16.1 million which expire beginning in fiscal 2011. A valuation allowance has been provided related to these foreign tax credits as it is more likely than not that they may expire unused.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted the provisions of FIN 48, on July 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with FASB Statement No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $1.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the July 1, 2007 accumulated deficit balance.

The amount of unrecognized tax benefits as of July 1, 2007, was $2.4 million, which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2000.

The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for fiscal year 2001 through 2005 which was completed during fiscal year 2007. The Company does not expect to recognize any further significant changes to the total amount of unrecognized tax benefits during the remaining quarters of the year.

In adopting FIN 48, the Company is maintaining its previous method of classifying interest and penalties related to unrecognized tax benefits as income tax expense. The Company accrued approximately $0.5 million for the payment of interest and penalties at July 1, 2007.

Subsequently, in May 2007, the FASB published FSP FIN 48-1. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

The payment obligations of the Company under the senior secured credit facility, the second lien notes and the senior subordinated notes are guaranteed by certain of the Company’s 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.

In December 2005, the Company entered into a facility agreement which is guaranteed by certain of the Company’s foreign subsidiaries. As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries are restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled “Foreign Borrowers and Guarantor Subsidiaries” represents the financial position, results operations and cash flows of these foreign subsidiaries.

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

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of September 29, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets:
Cash	$—	$103	$—	$103	$5,492	$5,862	$—	$11,354	$—	$11,457
Compensating balances on deposit	—	—	—	—	—	41,240	—	41,240	—	41,240
Accounts receivable, net of allowances	897	48,508	—	49,405	34,488	15,288	—	49,776	—	99,181
Inventories	8,923	50,388	(8,497)	50,814	46,309	19,542	—	65,851	—	116,665
Prepaid expenses and other current assets	1,413	2,833	—	4,246	6,125	4,741	—	10,866	—	15,112
Intercompany	92,613	(124,135)	197	(31,325)	(6,407)	37,732	—	31,325	—	—
Prepaid income taxes	424	—	—	424	—	—	—	—	—	424
Deferred income taxes	—	—	—	—	—	172	2,153	2,325	—	2,325

Total Current Assets	104,270	(22,303)	(8,300)	73,667	86,007	124,577	2,153	212,737	—	286,404
Property, Plant and Equipment, net	2,543	5,486	—	8,029	8,243	14,088	—	22,331	—	30,360
Investments in Subsidiaries	88,276	143,695	(231,971)	—	—	83,368	(83,368)	—	—	—
Trade Names	83,725	4,556	—	88,281	41,924	—	—	41,924	—	130,205
Non-Current Deferred Tax Asset	—	—	—	—	2,009	648	5,102	7,759	—	7,759
Other Assets, net	6,675	73	—	6,748	1,970	15	—	1,985	—	8,733

Total Assets	$285,489	$131,507	$(240,271)	$176,725	$140,153	$222,696	$(76,113)	$286,736	$—	$463,461

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving line of credit and other current debt	$—	$124,052	$—	$124,052	$16,861	$1,412	$—	18,273	$—	$142,325
Second Lien	110,768	—	—	110,768	—	—	—	—	—	110,768
Senior subordinated notes	58,679	—	—	58,679	—	—	—	—	—	58,679
Accounts payable	10,650	7,210	369	18,229	5,985	67,582	—	73,567	—	91,796
Accrued expenses	3,774	5,291	—	9,065	21,718	4,415	—	26,133	—	35,198
Accrued interest	3,651	996	—	4,647	—	—	—	—	—	4,647
Income taxes payable	599	—	—	599	1,905	2,213	530	4,648	—	5,247

Total Current Liabilities	188,121	137,549	369	326,039	46,469	75,622	530	122,621	—	448,660
Non-Current Deferred Tax Liability	7,087	—	—	7,087	—	(482)	4,835	4,353	—	11,440
Series C Preferred Stock	10,302	—	—	10,302	—	—	—	—	—	10,302
Term Loan and Other Notes Payable	—	—	—	—	12,684	—	—	12,684	—	12,684
Other Long Term Liabilities	—	1,423	—	1,423	8,352	55	—	8,407	—	9,830

Total Liabilities	205,510	138,972	369	344,851	67,505	75,195	5,365	148,065	—	492,916
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—	—	—	40,000
Stockholders’ Equity (Deficit)	39,979	(7,465)	(240,640)	(208,126)	72,648	147,501	(81,478)	138,671	—	(69,455)

Total Liabilities and Stockholders’ Equity (Deficit)	$285,489	$131,507	$(240,271)	$176,725	$140,153	$222,696	$(76,113)	$286,736	$—	$463,461

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Balance Sheet as of June 30, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current Assets:
Cash	$—	$4,115	$—	$4,115	$5,172	$4,902	$—	$10,074	$—	$14,189
Compensating balances on deposit	—	—	—	—	—	40,880	—	40,880	—	40,880
Accounts receivable, net of allowances	88	34,439	—	34,527	27,154	12,740	—	39,894	—	74,421
Inventories	6,979	53,000	(9,166)	50,813	45,586	19,534	—	65,120	—	115,933
Prepaid expenses and other current assets	1,460	1,686	—	3,146	4,615	3,749	—	8,364	—	11,510
Intercompany	102,548	(137,559)	(57)	(35,068)	(9,170)	44,238	—	35,068	—	—
Prepaid income taxes	2,267	—	—	2,267	—	—	—	—	—	2,267
Deferred income taxes	—	—	—	—	—	89	2,153	2,242	—	2,242

Total Current Assets	113,342	(44,319)	(9,223)	59,800	73,357	126,132	2,153	201,642	—	261,442
Property, Plant and Equipment, net	2,793	5,688	—	8,481	8,372	15,666		24,038	—	32,519
Investments in Subsidiaries	138,727	144,288	(283,015)	—	—	83,368	(83,368)	—	—	—
Trade Names	83,725	4,556	—	88,281	41,253	—	—	41,253	—	129,534
Non-Current Deferred Tax Asset	—	—	—	—	1,824	617	4,630	7,071	—	7,071
Other Assets, net	2,816	73	—	2,889	2,327	14	—	2,341	—	5,230

Total Assets	$341,403	$110,286	$(292,238)	$159,451	$127,133	$225,797	$(76,585)	$276,345	$—	$435,796

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Revolving line of credit and other current debt	$—	$100,010	$—	$100,010	$11,979	$702	$—	12,681	$—	$112,691
Second lien notes	116,284	—	—	116,284	—	—	—	—	—	116,284
Senior subordinated notes	58,898	—	—	58,898	—	—	—	—	—	58,898
Accounts payable	8,196	3,382	115	11,693	4,604	70,117	—	74,721	—	86,414
Accrued expenses	4,766	4,810	—	9,576	17,494	4,015	—	21,509	—	31,085
Accrued interest	2,339	1,813	—	4,152	—	—	—	—	—	4,152
Income taxes payable	600	—	—	600	1,247	96	285	1,628	—	2,228

Total Current Liabilities	191,083	110,015	115	301,213	35,324	74,930	285	110,539	—	411,752
Non-Current Deferred Tax Liability	6,351	—	—	6,351	—	(10)	3,900	3,890	—	10,241
Series C Preferred Stock	10,026	—	—	10,026	—	—	—	—	—	10,026
Term Loan and Other Notes Payable	—	—	—	—	13,226	—	—	13,226	—	13,226
Other Long Term Liabilities	—	1,651	—	1,651	8,521	62	—	8,583	—	10,234

Total Liabilities	207,460	111,666	115	319,241	57,071	74,982	4,185	136,238	—	455,479
Convertible Preferred Stock	40,000	—	—	40,000	—	—	—	—	—	40,000
Stockholders’ Equity (Deficit)	93,943	(1,380)	(292,353)	(199,790)	70,062	150,815	(80,770)	140,107	—	(59,683)

Total Liabilities and Stockholders’ Equity (Deficit)	$341,403	$110,286	$(292,238)	$159,451	$127,133	$225,797	$(76,585)	$276,345	$—	$435,796

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Thirteen Weeks ended September 29, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Net Sales	$31,227	$72,041	$(38,908)	$64,360	$49,585	$28,546	$—	$78,131	$(9,736)	$132,755
Cost of Goods Sold	23,677	61,375	(39,577)	45,475	31,214	22,164	—	53,378	(8,606)	90,247
Distribution Expenses	—	4,316	—	4,316	3,715	1,381	—	5,096	—	9,412

Gross Profit	7,550	6,350	669	14,569	14,656	5,001	—	19,657	(1,130)	33,096
Selling, General and Administrative expenses	6,082	7,795	—	13,877	11,824	6,531	—	18,355	(1,130)	31,102
Restructuring costs	18	16	—	34	—	—	—	—	—	34

Operating Income (loss)	1,450	(1,461)	669	658	2,832	(1,530)	—	1,302	—	1,960
Interest Expense, Net	4,150	4,032	—	8,182	1,306	523	—	1,829	—	10,011
(Income) Loss from Subsidiaries	7,199	593	(7,792)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(9,899)	(6,086)	8,461	(7,524)	1,526	(2,053)	—	(527)	—	(8,051)
Income Tax Expense (Benefit)	737	—	—	737	480	(89)	707	1,098	—	1,835

Net (Loss) Income	(10,636)	(6,086)	8,461	(8,261)	1,046	(1,964)	(707)	(1,625)	—	(9,886)

Net (Loss) Income	$(10,636)	$(6,086)	$8,461	$(8,261)	$1,046	$(1,964)	$(707)	$(1,625)	$—	$(9,886)

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations for the Thirteen Weeks ended September 30, 2006

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Net Sales	$36,413	$89,935	$(49,126)	$77,222	$42,586	$36,326	$—	$78,912	$(17,827)	$138,307
Cost of Goods Sold	28,934	75,448	(50,443)	53,939	27,692	29,182	—	56,874	(16,635)	94,178
Distribution Expenses	—	5,333	—	5,333	3,050	1,304	—	4,354	—	9,687

Gross Profit	7,479	9,154	1,317	17,950	11,844	5,840	—	17,684	(1,192)	34,442
Selling, General and Administrative expenses	8,302	10,858	—	19,160	10,338	5,240	—	15,578	(1,192)	33,546
Restructuring costs	674	171	—	845	—	—	—	—	—	845

Operating Income (loss)	(1,497)	(1,875)	1,317	(2,055)	1,506	600	—	2,106	—	51
Interest Expense, Net	3,844	3,641	—	7,485	1,461	331	—	1,792	—	9,277
(Income) Loss from Subsidiaries	6,524	239	(6,763)	—	—	—	—	—	—	—

(Loss) Income Before Income Taxes	(11,865)	(5,755)	8,080	(9,540)	45	269	—	314	—	(9,226)
Income Tax Expense	147	—	—	147	245	334	72	651	—	798

Net (Loss) Income	(12,012)	(5,755)	8,080	(9,687)	(200)	(65)	(72)	(337)	—	(10,024)

Net (Loss)	$(12,012)	$(5,755)	$8,080	$(9,687)	$(200)	$(65)	$(72)	$(337)	$—	$(10,024)

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Thirteen Weeks ended September 29, 2007

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Cash flows from operating activities:
Net loss	$(10,636)	$(6,086)	$8,461	$(8,261)	$1,046	$(1,964)	$(707)	$(1,625)	—	$(9,886)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	58	—	—	58	—	—	—	—	—	58
Deferred income tax (benefit) provision	737	—	—	737	(154)	(557)	—	(711)	—	26
Stock based compensation expense	13	—	—	13	—	—	—	—	—	13
Depreciation and amortization	263	207	—	470	322	1,907	—	2,229	—	2,699
Amortization of deferred financing costs	2,078	—	—	2,078	391	—	—	391	—	2,469
Bad debt provision	—	—	—	—	53	505	—	558	—	558
(Gain) loss on disposal of property and equipment	—	—	—	—	(257)	44	—	(213)	—	(213)
Inventory valuation adjustment	—	—	—	—	185	—	—	185	—	185
Foreign currency gains and losses	—	(164)	—	(164)	(51)	—	—	(51)	—	(215)
Equity in income of unconsolidated affilate/consolidated subsidiaries	7,199	593	(7,792)	—	—	—	—	—	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(809)	(13,905)	—	(14,714)	(6,506)	(2,682)	—	(9,188)	—	(23,902)
Inventories	(1,945)	2,613	(669)	(1)	217	606	—	823	—	822
Prepaid expenses and other current assets	47	(1,148)	—	(1,101)	(1,424)	(957)	—	(2,381)	—	(3,482)
Other non-current assets	—	(7)	—	(7)	—	—	—	—	—	(7)
Accounts payable	2,648	3,888	—	6,536	913	(2,619)	—	(1,706)	—	4,830
Income taxes payable	1,843	—	—	1,843	633	312	707	1,652	—	3,495
Accrued expenses	9,965	(14,041)	—	(4,076)	678	6,215	—	6,893	—	2,817

Net cash from operating activities	11,461	(28,050)	—	(16,589)	(3,954)	810	—	(3,144)	—	(19,733)

Cash flows from investing activities:
Capital expenditures	(15)	(4)	—	(19)	(109)	(358)	—	(467)	—	(486)
Proceeds from sale of property and equipment	—	—	—	—	328	6	—	334	—	334
Increase in compensating balances on deposit	—	—	—	—	—	(360)	—	(360)	—	(360)

Net cash from investing activities	(15)	(4)	—	(19)	219	(712)	—	(493)	—	(512)

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	—	24,049	—	24,049	4,722	664	—	5,386	—	29,435
Repayment of long-term debt	(5,516)	(7)	—	(5,523)	(753)	—	—	(753)	—	(6,276)
Costs associated with credit agreement	(5,930)	—	—	(5,930)	—	—	—	—	—	(5,930)

Net cash from financing activities	(11,446)	24,042	—	12,596	3,969	664	—	4,633	—	17,229

The effect of exchange rate changes on cash	—	—	—	—	86	198	—	284	—	284

Net (decrease)/increase in cash and cash equivalents	—	(4,012)	—	(4,012)	320	960	—	1,280	—	(2,732)
Cash, beginnng of period	—	4,115	—	4,115	5,172	4,902	—	10,074	—	14,189

Cash, end of period	$—	$103	$—	$103	$5,492	$5,862	$—	$11,354	$—	$11,457

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Cash Flows for the Thirteen Weeks ended September 30, 2006

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other	Consolidated	Consolidated
	Parent	Subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Eliminations	Totals
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,012)	$(5,755)	$8,080	$(9,687)	$(200)	$(65)	$(72)	$(337)	—	$(10,024)
Adjustments to reconcile net loss to net cash from operating activities:
Imputed interest on note payable and other non-cash items	51	—	—	51	—	—	—	—	—	51
Deferred income tax (benefit) provision	(250)	—	—	(250)	(60)	(1)	—	(61)	—	(311)
Stock based compensation expense	324	—	—	324	—	—	—	—	—	324
Depreciation and amortization	642	443	—	1,085	320	2,161	—	2,481	—	3,566
Amortization of deferred financing costs	1,492	—	—	1,492	303	—	—	303	—	1,795
Bad debt provision	—	(76)	—	(76)	36	7	—	43	—	(33)
Gain on sale of discontinued operations	—	11	—	11	—	3	—	3	—	14
Foreign currency gains and losses	—	40	—	40	79	—	—	79	—	119
Equity in income of unconsolidated affilate/consolidated subsidiaries	6,524	239	(6,763)	—	—	—	—	—	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	323	(8,660)	—	(8,337)	(3,697)	(2,979)	—	(6,676)	—	(15,013)
Inventories	(6,285)	3,100	(1,317)	(4,502)	4,804	(2,078)	—	2,726	—	(1,776)
Prepaid expenses and other current assets	(577)	(1,694)	—	(2,271)	(723)	1,409	—	686	—	(1,585)
Other non-current assets	—	16	—	16	—	—	—	—	—	16
Accounts payable	4,538	6,227	—	10,765	(623)	(10,586)	—	(11,209)	—	(444)
Income taxes payable	(1,708)	—	—	(1,708)	397	306	72	775	—	(933)
Accrued expenses	13,990	(25,678)	—	(11,688)	1,832	12,937	—	14,769	—	3,081

Net cash from operating activities	7,052	(31,787)	—	(24,735)	2,468	1,114	—	3,582	—	(21,153)

Cash flows from investing activities:
Capital expenditures	(33)	(215)	—	(248)	(178)	(1,287)	—	(1,465)	—	(1,713)
Proceeds from sale of property and equipment	—	140	—	140	—	14	—	14	—	154
Increase in compensating balances on deposit	—	—	—	—	—	(180)	—	(180)	—	(180)

Net cash from investing activities	(33)	(75)	—	(108)	(178)	(1,453)	—	(1,631)	—	(1,739)

Cash flows from financing activities:
Net proceeds (repayments) from revolving line of credit and other short term debt	—	27,611	—	27,611	(1,761)	73	—	(1,688)	—	25,923
Repayment of long-term debt	(5,516)	(7)	—	(5,523)	(395)	—	—	(395)	—	(5,918)
Costs associated with credit agreement	(1,504)	—	—	(1,504)	(323)	—	—	(323)	—	(1,827)

Net cash from financing activities	(7,020)	27,604	—	20,584	(2,479)	73	—	(2,406)	—	18,178

The effect of exchange rate changes on cash	—	—	—	—	87	19	—	106	—	106

Net (decrease)/increase in cash and cash equivalents	(1)	(4,258)	—	(4,259)	(102)	(247)	—	(349)	—	(4,608)
Cash, beginnng of period	1	4,437	—	4,438	7,247	6,418	—	13,665	—	18,103

Cash, end of period	$—	$179	$—	$179	$7,145	$6,171	$—	$13,316	$—	$13,495

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENTS

Merger Agreement — On October 1, 2007, the Company entered into an Agreement and Plan of Merger with APN Holding Company, Inc., the parent company of Applica Incorporated, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holding Company is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions described below, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

In addition to the merger, the definitive merger agreement contemplates the consummation of the following transactions simultaneously with the closing of the merger: (1) the mandatory conversion of all outstanding shares of Salton’s Series A Voting Convertible Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; (2) the mandatory conversion of all outstanding shares of Salton’s Series C Nonconvertible (NonVoting) Preferred Stock, including those held by Harbinger Capital Partners, into shares of Salton’s common stock; and (3) the exchange by Harbinger Capital Partners of approximately $90 million principal amount of Salton’s second lien notes and approximately $15 million principal amount of Salton’s 2008 senior subordinates notes, for shares of a new series of non-convertible (non voting) preferred stock of Salton, bearing a 16% cumulative preferred dividend.

The Company intends to complete this transaction within the next two to three months. The consummation of the merger and related transactions is subject to various conditions, including the approval by the Company’s stockholders and the absence of legal impediments. The merger and related transactions are not subject to any financing condition.

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

SALTON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior secured credit facility (and Harbinger Capital Partners Special Situations Fund, L.P. shall become the agent and co-agent thereunder).

The Reimbursement and Senior Secured Credit Agreement would have a maturity date of January 30, 2008. The interest rate with respect to loans under the Reimbursement and Senior Secured Credit Agreement is the six month LIBOR plus 10.5%, payable in cash on the last business day of each month. The default rate is LIBOR plus 12.5%.

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

Sale of Time Products Business — On July 18, 2007, Salton, Inc. (“Seller”) and NYL Holdings LLC (“Buyer”) entered into an Asset Purchase Agreement as amended on August 23, 2007 (“Agreement”). The terms of the Agreement provided for Buyer to purchase all of Seller’s clock inventory, and certain time product related trademarks, tooling and molds. The closing of the Agreement occurred in October 2007, when all inventory was transferred to the Buyer.

The assets included in the Agreement totaled $2.8 million in inventory, net of reserves, and less than $0.1 million in tooling as reflected on the Company’s condensed consolidated balance sheet as of September 29, 2007. There was no book value for the trademarks. The assets were sold at book value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report on Form 10-Q, “we,” “us,” “our,” “Salton” and the “Company” refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.

Introduction

Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. Our product mix consists of small kitchen and home appliances, electronics for the home, lighting products, and personal care and wellness products. Salton sells its products under its portfolio of well recognized brand names such as Salton®, George Foreman®, WestinghouseTM, Toastmaster®, Melitta®, Russell Hobbs®, Farberware® and Stiffel®.

Liquidity and Strategic Alternatives

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant operating losses over the past several years and has an accumulated deficit of $92.2 million as of September 29, 2007. The Company’s Senior Secured Credit Facility required the repayment of outstanding overadvances of approximately $62.0 million prior to November 10, 2007. As discussed in “Recent Developments,” these overadvances are subject to a Loan Purchase Agreement between the Company’s senior lenders and Harbinger Capital Partners. The Company has not repaid the overadvances and the senior lenders have not exercised this provision for repayment as of November 13, 2007. In addition, the Company has approximately $161.5 million of debt maturing in fiscal 2008. The Company’s projected cash flows will not be sufficient to fund these payments. On October 1, 2007, the Company signed an Agreement and Plan of Merger with APN Holding Company, Inc. (“APN Holdco”), the parent company of Applica Incorporated. The Company believes that without the consummation of the merger, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. There can be no assurance that the Company will be able to complete the merger. As such, the Company’s continuation as a going concern is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

Merger Agreement — On October 1, 2007, we entered into an Agreement and Plan of Merger with APN Holdco, pursuant to which Applica will become a wholly-owned subsidiary of Salton. APN Holdco is owned by Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., (collectively, “Harbinger Capital Partners”). Upon consummation of the proposed merger and the related transactions, Harbinger Capital Partners would beneficially own 92% of the outstanding common stock of Salton, and existing holders of Salton’s Series A Voting Convertible Preferred Stock (excluding Harbinger Capital Partners), Series C Nonconvertible (NonVoting) Preferred Stock (excluding Harbinger Capital Partners) and common stock (excluding Harbinger Capital Partners) would own approximately 3%, 3% and 2%, respectively, of the outstanding common stock of Salton immediately following the merger and related transactions.

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

We intend to complete this transaction within the next two to three months. The consummation of the merger and related transactions is subject to various conditions, including the approval by the Salton stockholders and the absence of legal impediments. The merger and related transactions are not subject to any financing condition.

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

Waiver, Consent, Forebearance and Seventeenth Amendment to Senior Secured Credit Facility; Waiver, Consent and First Amendment to Second Lien Credit Agreement; Amended and Restated Intercreditor Agreement and Junior Intercreditor Agreement — On October 1, 2007 and in connection with the Loan Purchase Agreement: (a) we entered into a waiver, consent, forbearance and seventeenth amendment to the senior secured credit agreement pursuant to which Silver Point (1) permits the transactions contemplated by the Loan Purchase Agreement and related documents, (2) waives any event of default resulting from a going concern qualification in the report by our independent auditors accompanying our audited financial statements as of and for the period ending June 30, 2007, and (3) subject to certain conditions, forbears from exercising remedies with respect to certain existing events of default relating to, among other things, the filing of Salton’s annual report on Form 10-K for the fiscal year ended June 30, 2007 and the delivery of foreign stock pledge agreements and blocked account control agreements; (b) we entered into a waiver, consent and first amendment to its second lien credit agreement which, among other things, permits the transactions contemplated by the Loan Purchase Agreement and related documents; (c) the agent and co-agent for our senior secured credit agreement, the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for our second lien credit agreement entered into an Amended and Restated Intercreditor Agreement which, among other things, governs the priority of rights among the lenders; and (d) the agent for the Reimbursement and Senior Secured Credit Agreement and the second lien agent for the second lien credit agreement entered into a Junior Intercreditor Agreement governing the priority of rights among the lenders thereunder.

Sale of Time Products Business — On July 18, 2007 Salton, Inc. (“Seller”) and NYL Holdings LLC (“Buyer”) entered into an Asset Purchase Agreement as amended on August 23, 2007 (“Agreement”). The terms of the Agreement provided for Buyer to purchase Seller’s clock inventory and certain time products related trademarks and tooling and molds. The closing occurred in October 2007, when all inventory was transferred to Buyer.

The assets included in the Agreement totaled $2.8 million in inventory, net of reserves, and less than $0.1 million in tooling as reflected on the Company’s balance sheet as of September 29, 2007. There was no book value for the trademarks. The assets were sold at book value.

Forward Looking Statements

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

Consolidated Results of Operations

The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for future quarters or a full year.

FIRST QUARTER 2008 COMPARED TO FIRST QUARTER 2007

The following table sets forth our results of operations as a percentage of net sales for the thirteen weeks ended:

	Thirteen Weeks Ended
	Sept 29,	Sept 30,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	68.0%	68.1%
Distribution expenses	7.1%	7.0%

Gross profit	24.9%	24.9%
Selling, general and administrative expense	23.4%	24.3%
Restructuring costs	0.0%	0.6%

Operating income	1.5%	0.0%

Net Sales and Gross Profit

Salton’s worldwide sales were $132.8 million in the first quarter of fiscal 2008 versus $138.3 million in the first quarter of fiscal 2007. Net sales decreased domestically by $12.9 million. Sales in the U.S. were generally impacted by shortages related to the Company’s liquidity constraints and some shipping delays on products being provided directly to customers from the Orient. The Toastmaster brand declined due primarily to the loss of the opening price point business at Target and other retailers. Additional declines occurred across the clock brands, due to the pending transition related to the sale of the Time Products business in October 2007.

Foreign sales showed a net increase of $7.3 million, which consisted of $4.9 million in favorable foreign currency fluctuations, and $2.4 million in increased sales.

Gross profit for the first quarter declined by $1.3 million from $34.4 million in fiscal 2007 to $33.1 million in fiscal 2008 due to lower sales, partially offset by $1.6 million in favorable foreign currency fluctuations. As a percent of net sales, gross profit was unchanged at 24.9% in the first quarter of fiscal 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $31.1 million for the first quarter of fiscal 2008 compared to $33.5 million for the first quarter of fiscal 2007. U.S. operations reduced selling, general and administrative expenses by $5.3 million due to a decline in promotional expenditures such as television and certain other media, trade show expense and cooperative advertising expenses, lower salaries and benefits due to lower average headcount and a decline in other operating expenses due to cost cutting initiatives. Lower U.S. costs were partially offset by increased foreign operating costs as a result of the increase in foreign sales.

Net Interest Expense

Net interest expense was $10.0 million for the first quarter of fiscal 2008 compared to $9.3 million for the first quarter of fiscal 2007. Excluding amortization of fees, interest expense as a percentage of the average carrying value of debt outstanding was a weighted average annual rate of 9.0% in the first quarter of fiscal 2008 compared to 8.4% in the first quarter of fiscal 2007. The increase in the rate is due to the 2% increase in the applicable margin from the Sixteenth Amendment to the Senior Secured Credit Facility. The average amount of all debt outstanding was $322.5 million for the first quarter of fiscal 2008 compared to $341.6 million for the first quarter of fiscal 2007.

Income Taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state, and foreign income. The effective tax rate for the first quarter fiscal 2008 is (22.8)%, with tax expense of $1.8 million on a pretax loss of $8.1 million. The tax expense booked varied from the statutory rates mainly due to full valuation allowances being placed on book losses in the U.S. and certain foreign entities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Our primary sources of liquidity are our cash flow from operations and borrowings under our senior secured credit facilities. In the first thirteen weeks of fiscal 2008, the Company’s operations used $19.7 million in cash flow. In the same period of fiscal 2007, our continuing operations used $21.1 million in cash flow.

We experience foreign currency fluctuations in the foreign markets in which we have operations, however, we believe our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. Given the seasonal nature of our business, borrowings and availability tend to be highest in mid-fall and early winter.

The Company also currently uses foreign exchange contracts to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations, primarily the Australian dollar against United States dollars.

Investing Activities

In the first thirteen weeks of fiscal 2008, the Company used cash of $0.5 million for capital expenditures, compared to $1.7 million in the same period of fiscal 2007.

Financing Activities

During the first thirteen weeks of fiscal 2008, we borrowed a net amount of $29.4 million on our worldwide credit facilities. Repayments of $6.3 million of long-term debt included $5.5 million for the payment of accrued interest on the Second Lien Notes, which was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 15. Under SFAS No. 15, the Second Lien Notes were recorded at their principal amount plus the total estimated future interest payments.

Credit Facilities, Other Debt and Preferred Stock

The Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2007 Annual Report on Form 10-K contains the detailed terms for our credit facilities, other debt and preferred stock, which include the following:

•	Senior Secured Credit Facility

•	Second Lien Credit Agreement

•	Intercreditor Agreement

•	Senior Subordinated Notes

•	Salton Europe Facility Agreement

•	Other Credit Facilities

•	Series C Preferred Stock

•	Convertible Series A Preferred Stock

An update of the above items is discussed below.

Senior Secured Credit Facility — As of November 9, 2007, we had borrowed $129.1 million under the senior secured credit facility and had approximately $4.3 million available under this facility for future borrowings.

Borrowings under our senior secured credit facility accrue interest, at our option, at either: LIBOR, plus 8.5% (effective August 8, 2007) equaling 13.74% at November 9, 2007; or the Base Rate (prime rate), plus 6.5% (effective August 8, 2007) equaling 14.0% at November 9, 2007. The Company has the option to convert any base rate loan to LIBOR rate loan.

Second Lien Credit Agreement — The interest rate with respect to the Second Lien Notes is the six month LIBOR plus 7%, currently 12.39%, payable in cash on January 15th and July 15th of each year.

Salton Europe Facility Agreement — As of September 29, 2007, under the Revolving Credit Facility, the Company had outstanding borrowings denominated in the Great Britain Pound of £5.5 million (approximately $11.2 million), borrowings denominated in the U.S. Dollar of $3.9 million and minimal borrowings denominated in the Euro. In addition, the Company had balances outstanding under the Term Loan Facilities of £7.1 million (approximately $14.4 million). Approximately $2.7 million was available for future borrowings.

The Facility Agreement matures on December 22, 2008 and bears a variable interest rate of LIBOR plus 7% on term loans and LIBOR plus 2.75% on revolver loans, payable on the last business day of each month. At September 29, 2007, these rates for borrowings denominated in the Great Britain Pound were 13.66% and 9.41% for term and revolver loans, respectively. The rate for revolver loan borrowings denominated in the U.S. Dollar was 8.52%.

Discussion of Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, valuation of intangible assets having indefinite lives, cooperative advertising accruals, pension benefits and depreciation and amortization. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying value of assets and liabilities. There have been no material changes in policies or estimates since June 30, 2007.

Forward Looking

We anticipate capital expenditures on an ongoing basis to be at historical levels in relation to net sales.

As more fully described in Note 14 of the Notes to Condensed Consolidated Financial Statements, we signed an Agreement and Plan of Merger with APN Holdco on October 1, 2007. We believe that without the consummation of the merger, we will not have sufficient cash to fund our activities in the near future, and we will not be able to continue operating. If we are unable to satisfy our liquidity needs, we could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some or such actions would require the consent of our senior lenders, holders of Second Lien Notes and/or the holders of our Subordinated Notes. We cannot assure you that any of such actions could be effected, or if so, on terms favorable to us, that such actions would enable us to continue to satisfy our liquidity needs and/or that such actions would be permitted under the terms of our senior secured credit facility, the second lien credit agreement or the indentures governing our Subordinated Notes.

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

The market risk of the Company’s financial instruments as of September 29, 2007 has not significantly changed since June 30, 2007. The market risk profile of the Company on June 30, 2007 is disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Salton carried out an evaluation, under the supervision and with the participation of Salton’s management, including Salton’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of Salton’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2007. Based upon that evaluation, the principal executive officer and principal financial officer concluded that Salton’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.  As reported in the Company’s Fiscal 2007 Annual Report on Form 10-K, management determined that, as of June 30, 2007, there were no material weaknesses in internal controls over financial reporting.

There were no changes in the Company’s internal controls during the quarter ended September 29, 2007 that could materially affect or is reasonably likely to affect the Company’s internal controls over financial reporting.

Part II: Other Information

Item 1:	Legal Proceedings

Product Liability

On or about December 12, 2006, a lawsuit was filed in a California State Court against the Company. Upon the motion of Salton, the lawsuit was removed to the U.S. District Court in January 2007. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit.

On or about October 27, 2004, a lawsuit entitled DiNatale vs. Salton was filed in a New York State Court against the Company. The plaintiffs, who seek unspecified damages, allege that they were injured by water contaminated with lead taken from a tea kettle sold by the Company under its Russell Hobbs brand. The manufacturer of the product and its insurer are defending this lawsuit. The Company’s attorneys and its insurers are cooperating in the defense of the lawsuit

Arbitration

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

The outcome of the foregoing legal matters cannot be predicted with certainty, however Salton does not believe that these actions will have a material adverse affect on its business, financial condition or results of operations. No amounts have been accrued for such claims.

Other Litigation

The Company received notice recently that it may be made a party to a lawsuit filed in an Israeli court by an Israeli citizen against a subsidiary of the Company, Salton Hong Kong Limited and naming the Company as an additional defendant. The complaining party: (i) has asserted that the subsidiary appointed the complaining party to be the exclusive distributor in Israel for products bearing George Foreman trademarks and (ii) seeks a temporary restraining order preventing an independent Israeli distributor from paying approximately $500,000 owed to Salton Hong Kong and the turnover of such funds to the complaining party. At the present time, the lawsuit is being defended by Israeli counsel acting for Salton Hong Kong. The Company believes that it is not subject to the jurisdiction of the Israeli court and, in any event, that there are valid defenses to the claims and the claims will be contested.

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
William M. Lutz
Interim Chief Executive Officer
Date: November 13, 2007

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

E-1