Form 10-Q
period 2007-12-31
SALTON INC
filed 2008-02-14
CIK 878280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___
COMMISSION FILE NUMBER 0-19557
SALTON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3777824

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
(954) 883-1000

(Registrant’s Telephone Number, Including Area Code)
Former Name, If Changed Since Last Report:
Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on February 12, 2008
Common Stock, $0.01 par value	732,489,785

SALTON, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Salton, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31, 2007	June 30,
	(Unaudited)	2007
ASSETS

Current Assets:
Cash and cash equivalents	$22,778	$6,311
Compensating balances on deposit	41,258	—
Restricted cash	1,187	—
Accounts and other receivables, less allowances of $3,262 at December 31, 2007 and $2,995 at June 30, 2007	228,423	92,532
Inventories	209,177	95,830
Prepaid expenses and other	24,890	6,240
Assets held for sale	—	4,660
Prepaid income taxes	1,568	1,534
Future income tax benefits	5,129	3,024

Total current assets	534,410	210,131
Property, Plant and Equipment — at cost, less accumulated depreciation of $4,274 at December 31, 2007 and $2,443 at June 30, 2007	31,919	13,453
Future Income Tax Benefits, Non-Current	12,188	4,146
Goodwill	99,249	59,233
Intangibles, Net	223,300	53,196
Deferred Merger Costs	—	2,674
Other Assets	6,572	1,485

Total Assets	$907,638	$344,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$175,139	$40,061
Accrued expenses	115,068	48,023
Short-term debt	—	10,009
Senior subordinated notes	43,397	—
Current taxes payable	12,268	3,646

Total current liabilities	345,872	101,739
Long-Term Liabilities:
Non-current deferred income taxes	12,486	—
Senior credit facilities	59,585	—
Series D Preferred Stock — authorized and outstanding: 110 shares at $0.01 par value	110,231	—
Term loans	121,797	—
Other long-term liabilities	9,522

Total Liabilities	$659,493	$—

Commitments and Contingencies — See Note 4
Stockholders’ Equity:
Common stock — authorized: 1,000,000 shares of $0.01 par value; issued and outstanding: 732,496 shares at December 31, 2007 and June 30, 2007	$7,325	$7,325
Treasury stock — 7,885,845 shares, at cost	(65,793)	(65,793)
Paid-in capital	301,243	301,243
Retained earnings (accumulated deficit)	3,812	(1,609)
Accumulated other comprehensive income	1,558	1,413

Total stockholders’ equity	248,145	242,579

Total Liabilities and Stockholders’ Equity	$907,638	$344,318

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2007		2006
	(In thousands, except per share data)
Net sales	$164,356	100.0%	$140,946	100.0%
Cost of goods sold	114,129	69.4	105,348	74.7

Gross profit	50,227	30.6	35,598	25.3

Selling, general and administrative expenses:
Operating expenses	41,647	25.3	36,615	26.0
Integration, restructuring and other charges	1,302	0.8	6,161	4.4

	42,949	26.1	42,776	30.4

Operating income (loss)	7,278	4.5	(7,178)	(5.1)

Other expense (income):
Interest expense	987	0.6	3,108	2.2
Interest and other income, net	(1,886)	(1.1)	11	0.0

	(899)	(0.5)	3,119	2.2

Income (loss) from continuing operations before income taxes	8,177	5.0	(10,297)	(7.3)
Income tax provision	4,477	2.7	83	0.1

Income (loss) from continuing operations	3,700	2.3	(10,380)	(7.4)
Income (loss) from discontinued operations, net of tax (Note 5)	(139)	(0.1)	2,537	1.8

Net income (loss)	$3,561	2.2%	$(7,843)	(5.6)%

Income (loss) per common share:
Income (loss) per share from continuing operations-basic and diluted	$0.01		$(0.01)
Income (loss) per share from discontinued operations-basic and diluted	(0.00)		(0.00)

Income (loss) per common share-basic and diluted	$0.01		$(0.01)

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,
	2007		2006
	(In thousands, except per share data)
Net sales	$284,320	100.0%	$279,987	100.0%
Cost of goods sold	197,955	69.6	200,157	71.5

Gross profit	86,365	30.4	79,830	28.5

Selling, general and administrative expenses:
Operating expenses	74,048	26.0	72,146	25.8
Integration, restructuring and other charges	1,302	0.5	7,573	2.7

	75,350	26.5	79,719	28.5

Operating income	11,015	3.9	111	0.0

Other expense (income):
Interest expense	1,497	0.5	5,971	2.1
Interest and other income, net	(1,982)	(0.7)	(114)	(0.0)

	(485)	(0.2)	5,857	2.1

Income (loss) from continuing operations before income taxes	11,500	4.1	(5,746)	(2.1)
Income tax provision	5,963	2.1	1,790	0.6

Income (loss) from continuing operations	5,537	2.0	(7,536)	(2.7)
Income (loss) from discontinued operations, net of tax (Note 5)	(116)	0.0	2,799	1.0

Net income (loss)	$5,421	2.0%	$(4,737)	(1.7)%

Income (loss) per common share:
Income per share from continuing operations-basic and diluted	$0.01		$(0.01)
Income (loss) per share from discontinued operations-basic and diluted	(0.00)		(0.00)

Income (loss) per common share-basic and diluted	$0.01		$(0.01)

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

				Retained	Accumulated
				Earnings	Other
		Treasury		(Accumulated	Comprehensive
	Common Stock	Stock	Paid-in Capital	Deficit)	Income	Total
Balance at June 30, 2007	$7,325	$(65,793)	$301,243	$(1,609)	$1,413	$242,579
Comprehensive income:
Net income	—	—	—	5,421	—	5,421
Foreign currency translation adjustment	—	—	—	—	376	376
Change in market value of derivatives	—	—	—	—	(231)	(231)

Total comprehensive income						5,566

Balance at December 31, 2007	$7,325	$(65,793)	$301,243	$3,812	$1,558	$248,145

The accompanying notes are an integral part of this financial statement.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,421	$(4,737)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	2,118	3,268
Gain on disposal of equipment and raw materials	(485)	—
(Recovery of) provision for doubtful accounts	(114)	644
Amortization of intangible and other assets	3,400	852
Product recall	—	(592)
Deferred taxes	244	(696)
Stock-based compensation expense	—	257
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	(28,726)	(32,862)
Inventories	(21,374)	(16,883)
Prepaid expenses and other	(387)	(1,038)
Accounts payable and accrued expenses	47,792	13,421
Current income taxes	2,537	3,671
Other assets and liabilities	(7,965)	1,042

Net cash provided by (used in) operating activities	2,461	(33,653)
Cash flows from investing activities:
Cash acquired in merger	17,288	—
Proceeds from sale of fixed assets	5,554	—
Additions to property, plant and equipment	(472)	(987)

Net cash provided by (used in) investing activities	22,370	(987)
Cash flows from financing activities:
Proceeds from term debt	110,000	—
Payoff of debt	(110,000)	—
Net borrowings (payments) under lines of credit	(10,009)	31,995
Exercise of stock options	—	1,507

Net cash (used in) provided by financing activities	(10,009)	33,502
Effect of exchange rate changes on cash	1,645	(1,237)
Net decrease in cash and cash equivalents	16,467	(2,375)
Cash and cash equivalents at beginning of period	6,311	6,721

Cash and cash equivalents at end of period	$22,778	$4,346

Supplemental Disclosures of Cash Flow Information:
Cash paid during the six-month period ended December 31:	2007	2006
Interest	$1,164	$6,713
Income taxes	$2,790	—
Non-cash investing and financing activities: In connection with the merger with APN Holding Company, Inc. on December 28, 2007, $258.0 million of Salton’s long-term debt was repaid and was included in total purchase price. Tangible assets acquired totaled $307.5 million and liabilities assumed totaled $247.3 million (not including the $258.0 million in long-term debt discussed above). Identifiable intangibles assets were valued at $172.5 million, which resulted in a net $62.2 million deferred tax liability. See Note 2 — Merger with APN Holding Company, Inc. for further details.
The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
  Merger with APN Holding Company, Inc.
     On December 28, 2007, SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton, Inc. (“Merger Sub”), merged with and into APN Holding Company, Inc. (“APN Holdco”), a Delaware corporation and the parent of Applica Incorporated, a Florida corporation (see Note 2 — Merger with APN Holding Company, Inc.).
     Although in legal form Salton, Inc. acquired APN Holdco, after consummation of the merger, APN Holdco’s former stockholders held a majority of the outstanding common stock of the combined company. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton, Inc. by APN Holdco under the purchase method of accounting pursuant to U.S. generally accepted accounting principles.
     Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquiror. In a business combination effected through an exchange of equity interests, such as the merger, the entity that issues the interests (Salton in this case) is normally the acquiring entity. In identifying the acquiring entity in a combination effected through an exchange of equity interests, however, all pertinent facts and circumstances must be considered, including the following:
•	The relative voting interests in the combined entity after the combination. In this case, stockholders of APN Holdco received approximately 92% of the equity ownership and associated voting rights in the combined entity upon completion of the merger and related transactions.

•	The composition of the governing body of the combined entity. In this case, the merger agreement provided that the composition of the Board of Directors of the surviving company would be determined by APN Holdco.
     While Salton, Inc. was the legal acquiror and surviving registrant in the merger, APN Holdco was deemed to be the accounting acquiror based on the facts and circumstances outlined above. As such, APN Holdco applied purchase accounting to the assets and liabilities of Salton upon consummation of the merger with no adjustment to the carrying value of APN Holdco’s assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the merger occurred as of the beginning of the first period presented.
     Effective with the merger, Salton changed its fiscal year end to June 30 and the interim quarterly periods to the last day of the respective quarter. Legacy Salton’s fiscal year end previously ended on the Saturday closest to June 30th and the interim quarterly period ended on the Saturday closest to the last day of the respective quarter.
  Interim Reporting
     The accompanying unaudited consolidated balance sheets as of December 31, 2007 include the accounts of Salton, Inc. and its subsidiaries (“Salton”). In accordance with the accounting treatment discussed above, the accompanying unaudited consolidated statements of operations and consolidated statements of cash flows for the three and six months ended December 31, 2007 are the results of operations of APN Holdco and its subsidiaries. As the effective date of the merger was December 28, 2007 and the reporting period for the legal acquirer entity (“legacy Salton”) ended on December 29, 2007, management concluded that the impact of the operations of legacy Salton to the consolidated results of operations of for the periods presented was immaterial.
     All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Because the operating results for the three and six months ended December 31, 2007 presented in this Form 10-Q are the results solely of APN Holdco, they are not indicative of the results that may be expected for Salton for the third or fourth quarter or for the full fiscal year ending June 30, 2008.
  Inventories
     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
  Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows:

	For the six months ended		For the three months ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$5,421	$(4,737)	$3,561	$(7,843)
Foreign currency translation adjustment	376	1,187	631	351
Change in market value of derivatives	(231)	—	439	—

	$5,566	$(3,550)	$4,631	$(7,492)

  Recent Accounting Pronouncement
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Salton has not yet evaluated the impact that the adoption of SFAS No. 157 will have, if any, on its financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective for fiscal years beginning after November 15, 2007. Salton has not yet evaluated the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations, or cash flows.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141R is effective for Salton beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption by Salton beginning July 1, 2009, non-controlling interests will be classified as equity in the balance sheet and income and comprehensive income attributed to the non-controlling interest, if any, will be included in Salton’s income and comprehensive income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. Salton has not yet evaluated the impact of adopting SFAS No. 160 will have on Salton’s consolidated financial position and results of operations.
2.     MERGER WITH APN HOLDING COMPANY, INC.
     On December 28, 2007, the stockholders of Salton approved all matters necessary for the merger of SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton (“Merger Sub”), with and into APN Holdco, the parent of Applica Incorporated, a Florida corporation (“Applica”). As a result of the merger, APN Holdco became a wholly-owned subsidiary of Salton. The merger was consummated pursuant to an Agreement and Plan of Merger dated as of October 1, 2007 by and among Salton, Merger Sub and APN Holdco.
     Immediately prior to the merger, Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”) owned 75% of the outstanding shares of common stock of APN Holdco and Harbinger Capital Partners Special Situations Fund, L.P. (together with the Master Fund, “Harbinger Capital Partners”) owned 25% of the outstanding shares of common stock of APN Holdco. Pursuant to the merger agreement, all of the outstanding shares of common stock of APN Holdco held by Harbinger Capital Partners were converted into an aggregate of 595,500,405 shares of Salton common stock.
     In connection with the consummation of the merger, Salton amended the terms of its Series A Voting Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and the terms of its Series C Nonconvertible (Non-Voting) Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), to provide for the automatic conversion immediately prior to the effective time of the merger of each share of Series A Preferred Stock into 2,197.49 shares of Salton common stock and of each share of Series C Preferred Stock into 249.56 shares of Salton common stock.
     Immediately prior to the effective time of the merger, Harbinger Capital Partners owned an aggregate of 30,000 shares of Series A Preferred Stock and 47,164 shares of Series C Preferred Stock. All of the outstanding shares of Series A Preferred Stock were converted at the effective time of the merger into an aggregate of 87,899,600 shares of Salton common stock (65,924,700 of which were issued to Harbinger Capital Partners). In addition, all of the outstanding shares of Series C Preferred Stock were converted at the effective time of the merger into an aggregate of 33,744,755 shares of Salton common stock (11,770,248 of which were issued to Harbinger Capital Partners).
     In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between Salton and Harbinger Capital Partners, Harbinger Capital Partners purchased from Salton 110,231.336 shares of a new series of Salton’s Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”) having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to Salton $14,989,000 principal amount of Salton’s 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of Salton Second Lien Notes (the “Second Lien Notes”), together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger. Each share of Series D Preferred Stock has an initial liquidation preference of $1,000 per share and the holders thereof are entitled to cumulative dividends payable quarterly at an annual rate of 16%. The Series D preferred stock must be redeemed in cash by Salton on the earlier of the date Salton is acquired or the six year anniversary of the original date of issuance at a value of 100% of the liquidation preference plus all accrued dividends.
     Immediately after the issuance of shares of Salton common stock in connection with the merger and related transactions, and the issuance of shares of Series D Preferred Stock, Harbinger Capital Partners beneficially owned approximately 92% of the outstanding shares of Salton common stock (including 701,600 shares of Salton common

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
stock owned by Harbinger Capital Partners immediately prior to the merger) and all of the outstanding shares of Series D Preferred Stock.
     Immediately prior to the effective time of the merger, Salton filed with the Secretary of State of Delaware an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Salton common stock to one billion.
     In connection with the consummation of the merger, Salton repaid in full all obligations and liabilities owing under: (i) that certain Amended and Restated Credit Agreement, dated as of May 9, 2003 and amended and restated as of June 15, 2004 (the “Wells Fargo Credit Agreement ”), by and among the financial institutions identified on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, assigner and book runner, Salton, each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as Guarantors; and (ii) that certain Credit Agreement dated as of August 26, 2005 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors.
     The pay-off of the Wells Fargo Credit Agreement included a make-whole fee of $14 million.
     The warrant to purchase 719,320 shares of Salton common stock held by SPCP Group, LLC, an affiliate of Silver Point, expired upon consummation of the merger and is no longer exercisable.
     In connection with the consummation of the merger, Salton entered into:
(i)	a Third Amended and Restated Credit Agreement dated as of December 28, 2007 (the “North American Credit Facility”) by and among the financial institutions named therein as lenders, Bank of America, N.A., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $200 million revolving credit facility;

(ii)	a Term Loan Agreement dated as of December 28, 2007 (the “Term Loan”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $110 million term loan facility; and

(iii)	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of Salton’s other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $78 million) facility agreement, which includes a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $58 million), a receivables facility with an aggregate notional maximum availability of £30.0 million (approximately $58 million) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $7 million and $11 million, respectively) .
     Each of the North American Credit Facility, the Term Loan and the European Credit Facility contains representations and covenants that are typical for financings of this type.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The purchase price allocated to the merger was determined as follows:

(In thousands)
Fair value of Salton common stock (1)	$3,919
Debt repayment and accrued interest and associated fees	258,041
Fees and expenses	10,765

$272,725

(1)	The fair value of legacy Salton common stock outstanding was based on the average closing price for the period beginning two days prior to, and ending two days after, the execution of the merger agreement on October 1, 2007.
     For accounting purposes, APN Holdco was deemed to be the accounting acquirer. A summary of the preliminary purchase price and the allocation to the acquired net assets of legacy Salton is as follows:

(In thousands)
Current assets	$278,113
Property, plant and equipment	19,954
Identifiable intangible assets	172,480
Other assets	9,438
Current liabilities	(213,702)
Other long-term liabilities	(33,574)
Deferred tax liability	(62,240)
Valuation allowance	62,240
Goodwill	40,016

Total purchase price	$272,725

The allocation of the purchase price for this transaction is preliminary and could change. Additionally when the final valuation of certain intangible assets is obtained it could result in an adjustment to the identifiable intangible assets, deferred tax liability and valuation allowance.
     Purchase accounting reserves were approximately $8 million and primarily consist of an accrual of approximately $5 million for severance and certain change-in-control contractual payments and shutdown costs of approximately $3 million. These purchase accounting reserves are preliminary and could change significantly. Management does not anticipate significant changes to its plan to exit certain activities of legacy Salton. Management expects these activities will be substantially completed by June 30, 2008.
     In connection with the merger, identified intangibles of Salton were acquired with the following estimated useful lives:

		Weighted
		Average
	Initial Value	Useful Life
	(Dollars in thousands)
License agreements	$8,690	9 years
Tradenames	163,790	Indefinite
The weighted average useful life of the intangible assets subject to amortization is 9 years. Upon finalization of the intangible asset valuation, the amounts and useful lives assigned to the intangible assets may change.
     After the allocation of the purchase price to these intangibles, purchase price remained in excess of the fair value of assets and liabilities acquired in the amount of $40.0 million. For tax purposes this goodwill, as well as the other intangible assets, are not deductible. For the next five years the expected amortization expense related to these intangibles will be $1.0 million each year.
     The goodwill noted above is attributable to Salton’s belief that the merger will expand and better serve the markets served by Salton and Applica and result in greater long-term growth opportunities than either company had operating alone. Salton believes that the combination will provide the combined company with the scale, size and flexibility to better compete in the marketplace and position the combined company to:

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
•	create an industry leader by blending complementary assets, skills and strengths;

•	result in a larger company with greater market presence and more diverse product offerings;

•	leverage complementary brand names;

•	offer access to a broader range of product categories by providing a more comprehensive portfolio of product offerings;

•	provide opportunities for international expansion;

•	have greater potential to access capital markets; and

•	take advantage of financial synergies.
  Other Intangible Assets
     The components of Salton’s intangible assets were as follows:

	Weighted
	Average	December 31, 2007		June 30, 2007
	Amortization	Gross		Gross
	Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
		(In thousands)
Licenses	9	$42,510	$(3,446)	$33,820	$(1,523)
Trade names	Indefinite	174,550	—	10,760	—
Patents	12	8,240	(629)	8,240	(264)
Customer relationships	9	2,310	(235)	2,310	(147)

		$227,610	$(4,310)	$55,130	$(1,934)

     Amortization expense related to intangible assets was $2.4 million and $0.4 million during the six month period ended December 31, 2007 and December 31, 2006, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended June 30:

(In thousands)
2008	$2,833
2009	$5,667
2010	$5,667
2011	$5,667
2012	$5,667
Thereafter	$23,250
  Supplemental Pro Forma Information
     As the effective date of the merger was December 28, 2007 and the reporting period for the legal acquirer entity (“legacy Salton”) ended on December 29, 2007, management concluded that the impact of the operations of legacy Salton to the consolidated results of operations for the periods presented was immaterial.
     The following table summarizes Salton’s unaudited consolidated results of operations as if the merger with APN Holdco occurred on July 1st of each period presented and includes the effect of the acquisition by Harbinger Capital Partners of all of the outstanding stock of Applica Incorporated in January 2007 as if it occurred on July 1st of the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net sales	$320,998	$319,180	$564,921	$588,711
Loss from continuing operations	$(25,506)	$(17,600)	$(34,913)	$(25,970)
Net loss	$(25,645)	$(15,063)	$(35,029)	$(23,171)
Loss per common share:
Loss from continuing operations share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Net loss per common share — basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had actually taken place at the beginning of each of the periods presented.
3.     STOCKHOLDERS’ EQUITY
     In accordance with SFAS No. 141 “Business Combinations”, the historical stockholders’ equity of APN Holdco, the accounting acquirer, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital. Retained earnings (accumulated deficit) of the accounting acquirer are carried forward after the acquisition. Operations prior to the merger are those of APN Holdco. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Weighted average basic shares	732,496,035	732,496,035	732,496,035	732,496,035
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and six-month periods ended December 31, 2007 and 2006 because their inclusion would have been anti-dilutive.

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Number of shares	914,614	1,580,166	914,614	1,580,166
Range of exercise price	$6.33-$37.00	$5.33-$37.00	$6.33-$37.00	$5.33-$37.00
4. COMMITMENTS AND CONTINGENCIES
  Litigation and Other Matters
     NACCO Litigation. Salton is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-N, which was filed in the Court of Chancery of the State of Delaware on November 13, 2006.
     The original complaint in this action alleged a claim for breach of contract against Applica Incorporated and number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, Salton believes that any claim for specific performance is moot. Salton filed a motion to dismiss the amended complaint on December 21, 2007.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     Salton believes that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses.
     LeBlanc Litigation. Salton is a defendant in LeBlanc v. Salton, Inc., et al., Case No. 06CC12852, which was originally filed in the Superior Court of California on December 12, 2006. The case was then successfully removed by Salton to a California federal court and remains pending as Case No. SACV07-78. This case involves allegations of lead contamination from a tea kettle manufactured by Chiaphua Industries, in Hong Kong, China, distributed by Salton under the Russell Hobbs® brand in the United States. The plaintiffs seek unspecified damages. The manufacturer of the product and its insurer are providing a defense and indemnification for this litigation.
     BRX, Ltd. Salton is a respondent in an arbitration proceeding wherein the claimant, BRX, Ltd., alleges that it is owed $2.0 million plus expenses pursuant to an agreement dated December 11, 2000 which gave Salton the right to use certain trademarks for a period of five years ending July 1, 2006. The agreement also provided Salton the right to acquire permanent ownership of the trademarks if an option to do so was effectively exercised by Salton pursuant to the terms the agreement. BRX, Ltd. is claiming that Salton exercised the option to purchase the trademarks. Salton believes that no such option was exercised and that it has valid defenses to BRX, Ltd.’s claims. The arbitration was conducted on February 4, 2008 and the arbitrator’s decision is pending.
     George Foreman Distributor Litigation. Salton and its Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one of Salton’s distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. The Company strongly disputes this allegation. Plaintiff has obtained an ex-parte attachment order preventing one of its customers from paying any monies to Salton HK, which total approximately $500,000. Salton has challenged the attachment order, which remains pending. In November 2007, Carmel also obtained a judgment in the sum of approximately $1.0 million against Salton and Salton HK on the grounds that the companies failed to file a defense to the statement of claim. Salton has filed a cancellation of judgment, which remains pending.
     Asbestos Matters. Salton is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by Applica over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers sold by it prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. At this time, Salton not believe it has coverage under its insurance policies for the asbestos lawsuits.
     Environmental Matters. Prior to 2003, Salton manufactured certain of its products at facilities it owned in the United States and Europe. Salton is investigating and/or remediating historical contamination at the following sites:
•	Kirksville, Missouri. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Kirksville, Missouri. Salton has entered into a Consent Agreement with the Missouri Department of Natural Resources (“MDNR”) regarding the contamination.

•	Laurinburg, North Carolina. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Laurinburg, North Carolina. A groundwater pump and treat system has operated at the site since 1993.

•	Macon, Missouri. Soil and groundwater contamination by trichloroethylene and petroleum have been identified at the former manufacturing facility in Macon, Missouri. The facility is participating in the Missouri Brownfields/Voluntary Cleanup Program.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The discovery of additional contamination at these or other sites could result in significant cleanup costs. These liabilities may not arise, if at all, until years later and could require Salton to incur significant additional expenses, which could materially adversely affect its results of operations and financial condition.
     Other Matters. Salton is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on its financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
     As a distributor of consumer products, Salton is also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Salton receives inquiries from the CPSC in the ordinary course of its business.
  Employment and Other Agreements
     Salton has an employment agreement with its Chief Executive Officer and President. Such agreement provides for a minimum salary level as well as for incentive bonuses that are payable if Salton achieves specified target performance goals. The agreement also provides for lump sum severance payments upon termination of employment under certain circumstances.
     In June 2005, one of Salton’s subsidiaries entered into a managed services agreement with Auxis, Inc., an information technology services firm. Pursuant to such agreement, Auxis is responsible for managing Salton’s information technology infrastructure (including telecommunications, networking, data centers and the help desk) in North America and China. The agreement is for a term of four years and provides for payments of approximately $170,000 per month depending on the services required by Salton. The agreement provides for early termination fees if Salton terminates such agreement without cause, which fees decrease on a yearly basis from a maximum of 50% of the contract balance to a minimum of 25% of the contract balance.
  License Agreements
     Salton licenses the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In December 2007, Salton and The Black & Decker Corporation extended the trademark license agreement for a third time through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Under the agreement as extended, Salton agreed to continue to pay The Black & Decker Corporation royalties based on a percentage of sales, with guaranteed annual minimum royalty payments as follows:
•	Calendar Year 2008: $13,500,000

•	Calendar Year 2009: $14,000,000

•	Calendar Year 2010: $14,500,000

•	Calendar Year 2011: $15,000,000

•	Calendar Year 2012: $15,000,000
The agreement also requires Salton to comply with minimum annual return rates for products.
     If The Black & Decker Corporation does not agree to renew the license agreement, Salton has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional product categories. Black & Decker has approved several extensions of the license to additional categories including home environment and pest.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     Salton owns the LitterMaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litter box privacy tent and waste receptacles. Salton owns two patents and has exclusive licenses to three other patents covering the LitterMaid® litter box, which require Salton to pay royalties based on a percentage of sales. The license agreements are for the life of the applicable patents and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.
     Salton maintains various other licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements.
     Salton has a licensing agreement with Westinghouse Electric Corporation (“Westinghouse”) under which minimum royalty payments are required. The agreement was amended, effective April 1, 2007, to provide clarification to the minimum annual royalty for the various products sold and to provide a minimum payment schedule for the remaining life of the agreement. The minimum royalty payment is approximately $414,000 per month until the contract expiration on March 31, 2008. Salton has chosen not to extend the term of the agreement beyond the expiration date.
     In fiscal 2001, Salton acquired Sonex International Corporation, a designer and distributor of electrically operated toothbrushes, flossers and related products. In connection with that acquisition, Salton agreed to pay earn-out consideration to commence after net sales of Sonex products exceeded $20.0 million. As of December 31, 2007, Salton may owe up to an additional $2.4 million.
Income Taxes
     Salton adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. Previously, Salton had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, Salton recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Salton applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As of June 30, 2007 and December 31, 2007, Salton had $0.5 million and $3.2 million, respectively, in accruals for unrecognized tax benefits. The increase relates primarily to the addition of $2.4 million from legacy Salton’s FIN 48 liability as a result of the merger and an increase of $0.3 million resulting from the examination of the Canadian income tax returns.
     The amount of unrecognized tax benefits at December 31, 2007 is $3.2 million which, if ultimately recognized, will reduce Salton’s annual effective tax rate.
     Salton is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
     The Canadian Revenue Agency (“CRA”) commenced an examination of Salton’s Canadian income tax returns for 2002 through 2005 in late 2006. It is anticipated that this exam will be completed in the third fiscal quarter 2008.
     Salton records tax-related interest and penalties as a component of income tax expense.
     Due to the merger and related ownership changes of Salton, certain tax assets consisting primarily of net operating losses will be limited in annual use due to Section 382 limitations.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
5. SALE OF DIVISION
     On May 1, 2007, Salton sold its Professional Personal Care segment in North America to an unrelated third party for $36.5 million. The Professional Personal Care operations are reported as a discontinued operation in the consolidated statement of operations. The prior period presented has been restated to reflect this classification.
6. STOCK-BASED COMPENSATION
     Effective July 3, 2005, the Company adopted FASB Statement No. 123(R), “Share-Based Payment”(“FAS 123(R)”), which revises FASB Statement No.123 and supersedes APB Opinion No. 25. FAS 123(R) requires all share-based payments to employees to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period. Salton uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.
     There were no stock option awards granted during the three months and six months ended December 31, 2007 or December 31, 2006. There was no stock-based compensation expense related to stock options for the three months and six months ended December 31, 2007 or December 31, 2006. There was no compensation expense related to non-vested options not yet recognized as of December 31, 2007.
     A summary of Salton’s stock options for the six months ended December 31, 2007 is as follows:

		Weighted
		Average
	Shares(000)	Exercise Price
Outstanding at June 30, 2007	1,006	$14.91
Granted	—
Exercised	—
Expired or cancelled	(91)	$13.51

Outstanding at December 31, 2007	915	$15.05

Options exercisable at December 31, 2007	915	$15.05
     The following table summarizes the stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding and Exercisable
		Weighted-Average
		Remaining	Weighted-Average
	Shares(000)	Contractual Life	Exercise Price
$6.333 - $10.60	481	3.59	$8.89
$13.917 - $17.50	261	1.76	$15.21
$18.95 - $37.00	173	1.68	$32.01

	915		$15.05

     There was no intrinsic value related to options outstanding and exercisable at December 31, 2007.
7. ASSETS HELD FOR SALE
     In October 2005, Salton ceased production at its Mexican manufacturing facility. At June 30, 2007, the land and building related to such facility were classified as assets held for sale in Salton’s consolidated balance sheet at a net realizable value of approximately $4.7 million. In October 2007, Salton sold the property for $5.2 million, which is net of broker commissions. The sale resulted in a gain of approximately $0.5 million, which was recorded in the quarter ended December 31, 2007.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
8. PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment:

		December 31,	June 30,
	Useful Lives	2007	2007
		(In thousands)
Land	NA	$6,338	$—
Building	39.5 years	2,145	—
Computer equipment	3 - 7 years	11,713	11,383
Equipment and other	3 - 5 years	13,904	2,192
Leasehold improvements*	8 - 10 years	2,093	2,321

Total		$36,193	$15,896
Less accumulated depreciation		4,274	2,443

		$31,919	$13,453

*	Shorter of remaining term of lease or useful life
9. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. Accrued product warranties included in accrued expenses as of December 31, 2007 and 2006 were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)
Balance, beginning of period	$6,944	$3,902
Additions to accrued product warranties	21,481	15,945
Reductions of accruals — payments and credits issued	(16,483)	(11,989)

Balance, end of period	$11,942	$7,858

10. SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT
     North American Credit Facility. On December 28, 2007, in connection with the merger, Salton entered into a $200 million asset-based senior secured revolving credit facility maturing in December 2012. The facility includes an accordion feature which permits Salton to request an increase in the aggregate revolver amount by up to $75,000,000.
     At Salton’s option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability and set at 2.0% on December 31, 2007), which was 6.6% on December 31, 2007; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, and was 0.25% on December 31, 2007), which was 7.5% on December 31, 2007.
     Swing loans up to $20.0 million bear interest at the Base Rate plus a specified margin (determined based upon Salton’s average quarterly availability and was 0.25% on December 31, 2007), which was 7.5% on December 31, 2007.
     Advances under the credit facility are governed by Salton’s collateral value, which is based upon percentages of eligible accounts receivable and inventories of its North American operations. Under the credit facility, Salton must comply with a minimum monthly EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, Salton must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. As of December 31, 2007, Salton was borrowing approximately $38.9 million under its North American credit facility and had approximately $48.7 million available for future cash borrowings.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     Term Loan. On December 28, 2007, in connection with the merger, Salton entered into a $110 million term loan due December 2012 with Harbinger Capital Partners, a 92% stockholder of Salton. The term loan is secured by a lien on Salton’s North American assets, which is subordinate to the senior revolving credit facility. The term loan bears interest at the LIBOR rate plus 650 basis points, which was set at 11.1% at December 31, 2007. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009, with all unpaid amounts due at maturity. As of December 31, 2007, the outstanding principal balance of the term loan was $110.0 million.
     European Credit Facility. On December 23, 2005, Salton Holdings Limited, Salton Europe Limited and certain affiliates entered into a facility agreement with Burdale Financial Limited, as agent and security trustee, and a financial institution group as lender. On December 28, 2007, in connection with the merger, the facility was amended and restated. The provisions of the revised agreement allow certain of Salton’s European subsidiaries to borrow funds as needed in an aggregate amount not to exceed £40.0 million (approximately $77.7 million). The facility agreement consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $58.3 million), a receivables facility with an aggregate notional maximum availability of £30.0 million (approximately $58.4 million) and two term loan facilities of £3.5 million and £5.8 million (approximately $6.8 million and $11.4 million, respectively).
     The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (“the Base Rate”) plus 1.75% on real property term loans, the Base Rate plus 3% on intellectual property term loans and the Base Rate plus 1.875% on a revolving credit loan and a receivables loan (“the revolver loans”) in each case plus certain mandatory costs, payable on the last business day of each month. On February 7, 2008, these rates for borrowings denominated in the Great Britain Pound were approximately 7%, 8.25% and 7.125% for the property term loan, the intellectual property term loan and revolver loans, respectively.
     As of February 7, 2008, under the revolver loans, Salton had outstanding borrowings denominated in the Great Britain Pound of £6.99 million (approximately $13.6 million). Under the term loans, the Company had £9.345 million (approximately $18.1 million) of borrowings outstanding.
     The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of Salton’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, the Company is required to comply with a fixed charge coverage ratio. Salton was in compliance with all covenants as of December 31, 2007.
     Series D Preferred Stock. On December 28, 2007 in connection with the merger, Salton issued 110,231.336 shares of a new series of Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”) to Harbinger Capital Partners.
     Ranking. The Series D Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of Salton (a “Liquidation”) or a Sale Transaction (defined below) senior to all classes of common stock of Salton and each other class or series of capital stock of Salton which does not expressly rank pari passu with or senior to the Series D Preferred Stock (collectively, referred to as the “Junior Stock”).
     Liquidation Preference. Upon the occurrence of a Liquidation, the holders of shares of Series D Preferred Stock will be paid, prior to any payment or distribution to the holders of Junior Stock, for each share of Series D Preferred Stock held thereby an amount in cash equal to the sum of (x) $1,000 (as adjusted for stock splits, reverse stock splits, combinations, stock dividends, recapitalizations or other similar events of the Series D Preferred Stock, the “Series D Liquidation Preference”) plus, (y) all unpaid, accrued or accumulated dividends or other amounts due, if any, with respect to each share of Series D Preferred Stock.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     “Sale Transaction” means (i) any merger, tender offer or other business combination in which the stockholders of Salton owning a majority of the voting securities prior to such transaction do not own a majority of the voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer voting stock of Salton if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of the assets of Salton; or (iii) the replacement of a majority of the board of directors of Salton if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
     Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared.
     Salton cannot declare or pay any dividends on, or make any other distributions with respect to or redeem, purchase or otherwise acquire (other than a redemption, purchase or other acquisition of common stock made for purposes of, and in compliance with, requirements of an employee benefit plan or other compensatory arrangement) for consideration, any shares of any Junior Stock unless and until all accrued and unpaid dividends on all outstanding shares of Series D Preferred Stock have been paid in full.
     Voting Rights. The Series D Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of Salton, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series D Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series D Preferred Stock or the Salton certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series D Preferred Stock. In those circumstances where the holders of Series D Preferred Stock are entitled to vote, each outstanding share of Series D Preferred Stock would entitle the holder thereof to one vote.
     No Conversion Rights. The Series D Preferred Stock is not convertible into Salton common stock.
     Mandatory Redemption. On the earlier to occur of (i) a Sale Transaction or (ii) the sixth anniversary of the closing date of the merger, each outstanding share of Series D Preferred Stock will automatically be redeemed (unless otherwise prevented by applicable law), at a redemption price per share equal to 100% of the Series D Liquidation Preference, plus all unpaid, accrued or accumulated dividends or other amounts due, if any, on the shares of Series D Preferred Stock. If Salton fails to redeem shares of Series D Preferred Stock on the mandatory redemption date, then during the period from the mandatory redemption date through the date on which such shares are actually redeemed, dividends on such shares would accrue and be cumulative at an annual rate equal to 18%, compounded quarterly, of the Series D Liquidation Preference.
11. PENSION BENEFITS PLANS
     The components of net periodic pension cost are as follows:

	Domestic		Salton Europe		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(In thousands)
Three Months Ended:
Service cost benefits earned during the period	$42	$42	$113	$122	$155	$164
Interest cost on projected benefit obligation	175	175	698	617	873	792
Actuarial return on plan assets	(177)	(167)	(803)	(592)	(980)	(759)
Net amortization and deferral	42	48	6	150	48	198

Net pension costs	$82	$98	$14	$297	$96	$395

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Domestic		Salton Europe		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006
Six Months Ended:
Service cost benefits earned during the period	$84	$84	$223	$242	$307	$326
Interest cost on projected benefit obligation	351	350	1,387	1,223	1,738	1,573
Actuarial return on plan assets	(355)	(334)	(1,595)	(1,173)	(1,950)	(1,507)
Net amortization and deferral	85	96	13	297	98	393

Net pension costs	$165	$196	$28	$589	$193	$785

     Salton expects to contribute $0.7 million to its domestic pension plans and $1.6 million to the Salton Europe pension plan in fiscal 2008. As of December 31, 2007, $0.4 million and $0.8 million of contributions have been made to the domestic and Europe plans, respectively.
12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     The payment obligations of the Company under its senior secured credit facility, its second lien notes and its senior subordinated notes were guaranteed by certain of the Company’s 100% owned domestic subsidiaries (Subsidiary Guarantors). Such guarantees are full, unconditional and joint and several.
     In December 2005, certain of Salton’s European subsidiaries entered into a facility agreement which is guaranteed by certain of Salton’s foreign subsidiaries. As a result of the foreign borrowing facility, primarily all of the assets in these foreign subsidiaries were restricted as to the transfer of funds to the parent in the form of cash dividends, loans, or advances. The column titled “Foreign Borrowers and Guarantor Subsidiaries” represents the financial position, results operations and cash flows of these foreign subsidiaries.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The following condensed consolidating financial information sets forth, on a combined basis, balance sheets, statements of operations and statements of cash flows for Salton, Inc. (Parent), the Guarantor Subsidiaries under the North American facility, the Guarantor Subsidiaries under the European facility and Salton’s Non-Guarantor subsidiaries (Other Subsidiaries). Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries and intercompany transactions:

					Foreign Borrowers
		Guarantor			and Guarantor	Other		Total Other
	Parent	subsidiaries	Eliminations	Total	Subsidiaries	Subsidiaries	Eliminations	Subsidiaries	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$—	$270	$—	$270	$17,018	$5,490	$—	$22,508	$22,778
Compensating Balances on Deposit	—	—	—	—	41,258	—	—	41,258	41,258
Restricted Cash	—	1,187	—	1,187	—	—	—	—	1,187
Accounts Receivable	898	39,327	—	40,225	66,826	121,372	—	188,198	228,423
Inventories	1,794	39,542	(6,587)	34,749	60,276	114,152	—	174,428	209,177
Prepaid expense and other current assets	1,196	2,155	—	3,351	10,208	11,330	—	21,538	24,890
Intercompany	(69,935)	(105,481)	160	(175,256)	26,040	149,216	—	175,256	—
Prepaid Income Taxes	431	—	—	431	—	1,137	—	1,137	1,568
Deferred tax asset — Foreign	—	—	—	—	162	2,815	2,153	5,130	5,129

Total Current Assets	(65,616)	(23,000)	(6,427)	(95,043)	221,788	405,512	2,153	629,454	534,410
Net Property, Plant and Equipment	2,415	(2,084)	—	331	19,623	11,965	—	31,588	31,919
Investment in Subs	66,983	143,015	(209,998)	—	83,368	—	(83,368)	—	—
Tradenames	83,725	47,777	—	131,502	40,978	50,820	—	91,798	223,300
Goodwill	—	40,016	—	40,016	—	59,233	—	59,233	99,249
Non-current deferred tax asset — Foreign	—	—	—	—	2,975	4,110	5,103	12,188	12,188
Other Assets, net	257	(3,314)	—	(3,057)	1,027	8,602	—	9,629	6,572

TOTAL ASSETS	$87,764	$202,410	$(216,425)	$73,749	$369,759	$540,242	$(76,112)	$833,889	$907,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior subordinated notes due 2008	43,397	—	—	43,397	—	—	—	—	43,397
Accounts payable	4,560	99,588	332	104,480	70,659	—	—	70,659	175,139
Accrued expenses	3,059	(65,284)	—	(62,225)	38,271	139,022	—	177,293	115,068
Income taxes payable	600	—	—	600	3,085	5,786	2,798	11,668	12,268

Total Current Liabilitites	51,616	34,304	332	86,252	112,015	144,808	2,798	259,621	345,872
Non-current deferred tax liability	8,135	—	—	8,135	(484)	—	4,836	4,351	12,486
Senior Credit Facility	—	—	—	—	20,651	38,934	—	59,585	59,585
Term Loan	—	110,231	—	110,231	—	—	—	—	110,231
Other Notes Payable	—	1,874	—	1,874	11,797	108,125	—	119,923	121,797
Other Long Term Liabilities	—	1,386	—	1,386	7,905	231	—	8,136	9,522

TOTAL LIABILITIES	59,751	147,795	332	207,878	151,884	292,098	7,634	451,615	659,493
Total Stockholders’ Equity	28,013	54,615	(216,757)	(134,129)	217,875	248,145	(83,746)	382,274	248,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,764	$202,410	$(216,425)	$73,749	$369,759	$540,242	$(76,112)	$833,889	$907,638

13. SUBSEQUENT EVENTS
     In connection with the merger, Salton called for redemption all of the outstanding 12 1/4% Senior Subordinated notes due April 15, 2008 at a price of 101% plus accrued and unpaid interest to the redemption date (other than those notes held by Harbinger Capital Partners, which were converted to Series D Preferred Stock effective upon the merger). On January 28, 2008, all of the outstanding notes were redeemed.
     In January 2008, the Board of Directors granted certain employees and consultants of Salton options to acquire an aggregate of approximately 7 million share of Salton common stock at an exercise price per share of $0.22. The shares were granted pursuant to Salton’s 2007 Omnibus Equity Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Salton” refer to Salton, Inc. and its subsidiaries, unless the context otherwise requires.
General
     Salton is a leading marketer and distributor of a broad range of branded small household appliances. We market and distribute small kitchen and home appliances, pet and pest products, and personal care products. We have a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Russell Hobbs®, Toastmaster®, LitterMaid®, and Farberware®. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.
     We manage our operations through one business segment.
Merger with Applica
     On December 28, 2007, the stockholders of Salton approved all matters necessary for the merger of SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton (“Merger Sub”), with and into APN Holding Company, Inc, a Delaware corporation (“APN Holdco”) and the parent of Applica Incorporated, a Florida corporation (“Applica”). As a result of the merger, APN Holdco became a wholly-owned subsidiary of Salton. The merger was consummated pursuant to an Agreement and Plan of Merger dated as of October 1, 2007 by and among Salton, Merger Sub and APN Holdco.
     Immediately prior to the merger, Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”) owned 75% of the outstanding shares of common stock of APN Holdco and Harbinger Capital Partners Special Situations Fund, L.P. (together with the Master Fund, “Harbinger Capital Partners”) owned 25% of the outstanding shares of common stock of APN Holdco. Pursuant to the merger agreement, all of the outstanding shares of common stock of APN Holdco held by Harbinger Capital Partners were converted into an aggregate of 595,500,405 shares of Salton common stock.
     In connection with the consummation of the merger, Salton amended the terms of its Series A Voting Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and the terms of its Series C Nonconvertible (Non-Voting) Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), to provide for the automatic conversion immediately prior to the effective time of the merger of each share of Series A Preferred Stock into 2,197.49 shares of Salton common stock and of each share of Series C Preferred Stock into 249.56 shares of Salton common stock.
     Immediately prior to the effective time of the merger, Harbinger Capital Partners owned an aggregate of 30,000 shares of Series A Preferred Stock and 47,164 shares of Series C Preferred Stock. All of the outstanding shares of Series A Preferred Stock were converted at the effective time of the merger into an aggregate of 87,899,600 shares of Salton common stock (65,924,700 of which were issued to Harbinger Capital Partners). In addition, all of the outstanding shares of Series C Preferred Stock were converted at the effective time of the merger into an aggregate of 33,744,755 shares of Salton common stock (11,770,248 of which were issued to Harbinger Capital Partners).
     In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between Salton and Harbinger Capital Partners, Harbinger Capital Partners purchased from Salton 110,231.336 shares of a new series of Salton’s Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”) having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to Salton $14,989,000 principal amount of Salton’s 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of Salton Second Lien Notes (the “Second Lien Notes”), together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger. Each share of Series D Preferred Stock has an initial liquidation preference of $1,000 per share and the holders thereof are entitled to cumulative dividends payable quarterly at an annual rate of 16%. The Series D preferred stock must be redeemed in cash by Salton on the earlier of the date Salton is acquired or the six year anniversary of the original date of issuance at a value of 100% of the liquidation preference plus all accrued dividends.

     Immediately after the issuance of shares of Salton common stock in connection with the merger and related transactions, and the issuance of shares of Series D Preferred Stock, Harbinger Capital Partners beneficially owned approximately 92% of the outstanding shares of Salton common stock (including 701,600 shares of Salton common stock owned by Harbinger Capital Partners immediately prior to the merger) and all of the outstanding shares of Series D Preferred Stock.
     Immediately prior to the effective time of the merger, Salton filed with the Secretary of State of Delaware an amendment to its Restated Certificate of Incorporation to increase the number of authorized shares of Salton common stock to one billion.
Financings
     In connection with the consummation of the merger, Salton repaid in full all obligations and liabilities owing under: (i) that certain Amended and Restated Credit Agreement, dated as of May 9, 2003 and amended and restated as of June 15, 2004 (the “Wells Fargo Credit Agreement ”), by and among the financial institutions identified on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, assigner and book runner, Salton, each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as Guarantors; and (ii) that certain second lien Credit Agreement dated as of August 26, 2005 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors.
     The pay-off of the Wells Fargo Credit Agreement included a make-whole fee of $14 million.
     In connection with the consummation of the merger, Salton entered into:
•	a Third Amended and Restated Credit Agreement dated as of December 28, 2007 (the “First Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Bank of America, N.A., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $200 million revolving credit facility;

•	a Term Loan Agreement dated as of December 28, 2007 (the “Second Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $110 million term loan facility; and

•	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of Salton’s other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $77.7 million) revolving credit facility. The facility agreement consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $58.3 million), a receivables facility with an aggregate notional maximum availability of £30.0 million (approximately $58.4 million) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.8 million and $11.4 million, respectively.)

Forward Looking Statement Disclosure
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Salton believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors.
     You should carefully consider the risk factors included in Item 1A — “Risk Factors” in Part II of this Quarterly Report on Form 10-Q, together with the other information contained in (a) our annual report on Form 10-K for the year ended June 30, 2007 and (b) the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on November 27, 2007 in evaluating us and our business before making an investment decision regarding our securities.
     Should one or more of the risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. You are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

Results of Operations
     Although legally pursuant to the merger Salton acquired APN Holdco, after the merger, APN Holdco’s former stockholders held a majority of the outstanding common stock of the combined company. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton by APN Holdco under the purchase method of accounting pursuant to U.S. generally accepted accounting principles. Therefore, the accompanying discussion for the three and six months ended December 31, 2007 relates solely to the results of operations of APN Holdco, not to the combined company or Salton, Inc.
     As the effective date of the merger was December 28, 2007 and the reporting period for the legal acquirer entity (“legacy Salton”) ended on December 29, 2007, management concluded that the impact of the operations of legacy Salton to the consolidated results of operations of for the periods presented was immaterial.
Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006
     Net Sales. Consolidated net sales for the three months ended December 31, 2007 increased by $23.4 million to $164.4 million, an increase of 16.6% as compared to the 2006 period.
     For the three months ended December 31, 2007:
•	sales of Black & Decker® branded products increased by $19.5 million to $154.4 million;

•	sales of LitterMaid® branded products increased by $2.7 million to $6.6 million; and

•	sales of other branded products increased by $1.2 million to $3.4 million.
     The increase in sales of Black & Decker® branded products was largely driven by growth in our Canadian marketplace. Sales increased in Canada approximately $10.0 million for the three months ended December 31, 2007 as compared to the same period in 2006. Sales in the Latin American marketplace increased approximately $7.6 million during the quarter ended December 31, 2007 as compared to the same period in 2006 driven by growth at our key customers. Additionally, sales in the quarter ended December 31, 2006 were significantly lower than usual as certain customers pushed orders forward to the quarter ended September 30, 2006 primarily as the result of concerns regarding our ability to deliver products for the 2006 holiday season due to potential disruptions associated with a proposed merger transaction.
     The increase in sales of LitterMaid® branded products were primarily attributable to increased placements of such products with a leading customer. Additionally, sales of LitterMaid® branded products in the quarter ended December 31, 2006 were significantly lower than usual as certain customers accelerated orders into the prior quarter ended September 30, 2006 primarily as the result of concerns regarding our ability to deliver products for the 2006 holiday season due to potential disruptions associated with a proposed merger transaction.
     Gross Profit. Gross profit margins increased to 30.6% for the three months ended December 31, 2007 as compared to 25.3% for the same period in 2006. The increase was primarily attributable to a favorable product mix resulting from our emphasis on profitability and the result of our SKU and customer rationalization programs. Additionally, in the quarter ended December 31, 2006, we recorded a charge of approximately $2.5 million related to a discontinued product.
     Operating Expenses. Operating expenses increased by approximately $5.0 million to $41.6 million for the three months ended December 31, 2007 compared to the same period in 2006. As a percentage of sales, operating expenses decreased to 25.3% for the three months ended December 31, 2007 compared to 26.0% in the 2006 period. The following expenses increased in the three months ended December 31, 2007:
•	employee compensation expenses increased $2.4 million due to an increase in our total head count, as we experienced significant attrition in the first and second quarters of 2006 as the result of a potential merger transaction;

•	promotion and advertising related expenses increased $2.3 million primarily related to new product launches;

•	amortization expenses increased $1.7 million, primarily attributable to the amortization of intangibles valued as a result of the acquisition of all of the outstanding stock of Applica Incorporated by Harbinger Capital Partners in January 2007; and

•	legal fees increased by $1.3 million primarily related to our pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box.
     The increases were partially offset by a decrease of $2.7 million in distribution related costs primarily as the result of (1) moving certain key customers to freight collect programs, (2) an increase in the direct import business in 2007 and (3) efficiencies in our warehouse processes.
     Integration, Restructuring and Other Charges. In connection with the merger, Salton incurred $1.3 million in integration-related costs that were expensed in the quarter ended December 31, 2007. These costs were primarily related to the integration of the North American operations of Salton and APN Holdco. Management anticipates that Salton will continue to incur significant integration expenses for the remainder of the fiscal year 2008.
     In connection with the termination of a proposed merger, in October 2006, Applica paid an unrelated third party a termination fee of $4.0 million, plus $2.0 million in out-of-pocket expenses.
     Interest Expense. Interest expense decreased $2.1 million, or 68.2%, to $1.0 million for the three months ended December 31, 2007, as compared to $3.1 million for the same period in 2006. The decrease was the result of the repayment of a $20 million term loan in January 2007 and the redemption of the remaining $55.8 million of Applica Incorporated’s 10% senior subordinated notes in February 2007.
     Management anticipates that interest expense for the remainder of the fiscal year 2008 will be significantly increased as a result of the new financial arrangements executed by Salton in connection with the merger.
     Interest and Other Income. Interest and other income for the three months ended December 31, 2007 included the following:
•	a gain of $1.9 million from the settlement in December 2007 of an escrow claim related to the sale of an investment by a joint venture (the funds were received in January 2008);

•	a gain of $0.5 million related to the sale in October 2007 of the land and building housing our Mexican manufacturing facility; and

•	due diligence fees and expenses of $0.7 million that were expensed in the period, which were associated with alternative financing for the merger that was ultimately not consummated.
     Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the three months ended December 31, 2007, we had an effective tax rate of 44% before valuation allowances on deferred tax assets, as compared to 50% for the same period in 2006 before valuation allowances on deferred tax assets.
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

     FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
Six Months Ended December 31, 2007 Compared To Six Months Ended December 31, 2006
     Net Sales. Consolidated net sales for the six months ended December 31, 2007 increased by $4.3 million to $284.3 million, an increase of 1.5% as compared to the 2006 period.
     For the six months ended December 31, 2007:
•	sales of Black & Decker® branded products increased by $5.7 million to $264.5 million;

•	sales of LitterMaid® branded products decreased by $3.5 million to $13.1 million; and

•	sales of other branded products increased by $2.1 million to $6.7 million.
     The increase in sales of Black & Decker® branded products was primarily driven by growth in our Canadian marketplace. Sales increased in Canada by approximately $8.6 million for the six months ended December 31, 2007 as compared to the same period in 2006. Sales in the Latin American marketplace increased by approximately $2.3 million during the six months ended December 31, 2007 as compared to the same period in 2006. These increased were offset by decreases in the U.S. marketplace.
     The decrease in sales of LitterMaid® branded products was primarily attributable to inventory management by a key customer in the 2007 period. We also delayed certain new product introductions into calendar 2008, which contributed to lower sales for the six months ended December 31, 2007 compared to the same period in 2006.
     Gross Profit. Gross profit margins increased to 30.4% for the six months ended December 31, 2007 as compared to 28.5% for the same period in 2006. The increase was primarily attributable to a favorable product mix resulting from our emphasis on customer profitability and the results of our SKU and customer rationalization programs. Additionally, in the quarter ended December 31, 2006, we recorded a charge of approximately $2.5 million related to a discontinued product.
     Operating Expenses. Operating expenses increased $1.8 million to $74.0 million for the six months ended December 31, 2007 as compared to the same period in 2006. As a percentage of sales, operating expenses increased slightly to 26.0% in the six months ended December 31, 2007 compared to 25.8% in the 2006 period. The following expenses increased in the six months ended December 31, 2007:
•	amortization expense increased $2.5 million, primarily attributable to the amortization of intangibles valued as a result of the acquisition of all of the outstanding common stock of Applica Incorporated by Harbinger Capital Partners in January 2007;

•	employee compensation expenses increased $1.8 million due to increased total head count, as we experienced significant attrition in the first and second quarters of 2006 as the result of a potential merger transaction;

•	promotion and advertising related expenses increased $1.9 million primarily related to new product launches;

•	legal fees increased by $1.3 million primarily related to a our pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box.
     The increases were partially offset by a decrease of $3.4 million in distribution related costs primarily as the result of (1) moving certain key customers to freight collect program, (2) an increase in the direct import business in 2007 and (3) efficiencies in our warehouse processes.

     Integration, Restructuring and Other Charges. In connection with the merger, Salton incurred $1.3 million in integration related costs that were expensed in the quarter ended December 31, 2007. These costs were primarily related to the integration of the North American operations of Salton and APN Holdco. Management anticipates that Salton will continue to incur significant integration expenses for the remainder of the fiscal year 2008.
     In connection with the termination of a proposed merger transaction, in October 2006, we paid an unrelated third party a termination fee of $4.0 million, plus $2.0 million in out-of-pocket expenses. Additionally, in 2006 we incurred $1.4 million in merger-related costs related to the proposed merger transaction, which was ultimately not consummated.
     Interest Expense. Interest expense decreased $4.5 million, or 74.9%, to $1.5 million for the six months ended December 31, 2007, as compared to $6.0 million for the same period in 2006. The decrease was the result of the repayment of a $20 million term loan in January 2007 and the redemption of the remaining $55.8 million of Applica Incorporated’s 10% senior subordinated notes in February 2007.
     Management anticipates that interest expense for the remainder of the fiscal year 2008 will be significantly increased as a result of the new financial arrangements executed by Salton in connection with the merger.
     Interest and Other Income. Interest and other income included the following:
•	a gain of $1.9 million from the settlement in December 2007 of an escrow claim related to the sale of an investment by a joint venture (the funds were received in January 2008);

•	a gain of $0.5 million related to the sale in October 2007 of the land and building housing our Mexican manufacturing facility; and

•	due diligence fees and expenses of $0.7 million that were expensed in the period, which were associated with alternative financing for the merger that was ultimately not consummated.
     Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the six months ended December 31, 2007, we had an effective tax rate of 45% before valuation allowances on deferred tax assets, as compared to 64% for the same period in 2006 before valuation allowances on deferred tax assets.
     We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.
     FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Liquidity and Capital Resources
Liquidity
     In order to meet our cash requirements to support seasonal working capital needs and capital expenditures, to pay the principal of, or to pay the interest on, or to refinance, our indebtedness, and to fund operating expenses, we intend to use our existing cash, internally generated funds, and borrowings under our credit and term loan facilities. Based upon the current level of operations and cash flow from operations, we believe that we have adequate capital resources to service our debt and fund our liquidity needs for the next year. However, the current level of operations may deteriorate, our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our credit and term loan facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.
     Operating Activities. For the six months ended December 31, 2007, our operations generated cash of $2.5 million, compared with a use of cash of $33.7 million for same period in 2006. The improvement in operating cash flows related primarily to improved operations and lower working capital requirements. The improvement in working capital was primarily driven by improved payment terms with our product suppliers. Since the acquisition of all of the outstanding shares of Applica Incorporated by Harbinger Capital Partners in January 2007, Applica had successfully moved substantially its entire supplier base from 30 days terms to 60 days terms.
     Investing Activities. For the six months ended December 31, 2007, investing activities generated cash of $22.4 million compared to use of cash of $1.0 million in the six months ended December 31, 2007. The cash generated in the six months ended December 31, 2007 is primarily attributed to cash of $17.0 million acquired as a result of the merger with APN Holdco and the proceeds from the sale of the land and building that housed our manufacturing facility in Mexico.
     Financing Activities. Net cash used in financing activities was $10.0 million in the six months ended December 31, 2007, compared to cash generated of $33.5 million in the six months ended December 31, 2006. Borrowings under our lines of credit in 2007 were lower than 2006, primarily attributable to lower working capital requirements and improved operations.
Capital Resources
     At December 31, 2007, debt as a percent of total capitalization was 57.4%, as compared to 4.0% at June 30, 2006.
     North American Credit Facility. We have a $200 million senior revolving credit facility that is secured by a lien on our North American inventory and receivables. The facility includes an accordion feature which permits us to request an increase in the aggregate revolver amount by up to $75,000,000.
     At Salton’s option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability and set at 2.0% on December 31, 2007 and February 8, 2008), which was 6.6% on December 31, 2007 and 5.15% on February 8, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, and was 0.25% on December 31, 2007 and February 8, 2008), which was 7.5% on December 31, 2007 and at 6.25% on February 8, 2008.
     Swing loans up to $20.0 million bear interest at the Base Rate plus a specified margin (determined based upon Salton’s average quarterly availability and was 0.25% on December 31, 2007 and at 0.25% on February 8, 2008), which was 7.5% on December 31, 2007 and at 6.25% on February 8, 2008.

     Management expects LIBOR borrowing margins under the North American credit facility to remain between 2.0% and 2.25% from January 1, 2008 through December 31, 2008. Management expects Base Rate borrowing margins under the credit facility to remain between 0.25% and 0.50% through December 31, 2008.
     Advances under the North American credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories of our North American operations. Under the credit facility, we must comply with a minimum monthly EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.
     As of December 31, 2007, we were borrowing approximately $38.9 million under our North American credit facility and had approximately $48.7 million available for future cash borrowings. As of February 8, 2008, we were borrowing approximately $89.2 million under the facility and had approximately $31.5 million available for future cash borrowings.
     Harbinger Term Loan. We have a $110 million term loan due December 2012 with Harbinger Capital Partners. The term loan is secured by a lien on our North American assets, which is subordinate to our senior revolving credit facility. The term loan bears interest at the LIBOR rate plus 650 basis points, which was set at 11.1% at December 31, 2007 and 9.6% at February 8, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009 with a bullet for all unpaid amounts due at maturity. As of December 31, 2007 and February 8, 2008, the outstanding principal balance of the term loan was $110.0 million.
     European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiary have a £40.0 million (approximately $77.7 million) facility agreement with Burdale Financial Limited. The facility agreement consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $58.3 million), a receivables facility with an aggregate notional maximum availability of £30.0 million (approximately $58.4 million) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.8 million and $11.4 million, respectively).
     The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on property term loans, the Base Rate plus 3% on intellectual property term loans and the Base Rate plus 1.875% on a revolving credit loan and receivables loan (the “revolver loans”), in each case plus certain mandatory costs, payable on the last business day of each month. On February 7, 2008, these rates for borrowings denominated in the Great Britain Pound were approximately 7%, 8.25% and 7.125% for the property term loan, the intellectual property term loan and the revolver loans, respectively.
     As of February 7, 2008, under the revolver loans, Salton had outstanding borrowings denominated in the Great Britain Pound of £6.99 million (approximately $13.6 million). Under the term loans, Salton has £9.345 million (approximately $18.1 million) of borrowings outstanding.
     The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of Salton’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, Salton is required to comply with a fixed charge coverage ratio. Salton was in compliance with all covenants as of December 31, 2007.
     Series D Preferred Stock. On December 28, 2007 in connection with the Merger, Salton issued 110,231.336 shares of a new series of Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”) to Harbinger Capital Partners.
     Ranking. The Series D Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of Salton (a “Liquidation”) or a Sale Transaction (defined below) senior to all classes of common stock of Salton and each other class or series of capital stock of Salton which does not expressly rank pari passu with or senior to the Series D Preferred Stock (collectively, referred to as the “Junior Stock”).

     Liquidation Preference. Upon the occurrence of a Liquidation, the holders of shares of Series D Preferred Stock will be paid, prior to any payment or distribution to the holders of Junior Stock, for each share of Series D Preferred Stock held thereby an amount in cash equal to the sum of (x) $1,000 (as adjusted for stock splits, reverse stock splits, combinations, stock dividends, recapitalizations or other similar events of the Series D Preferred Stock, the “Series D Liquidation Preference”) plus, (y) all unpaid, accrued or accumulated dividends or other amounts due, if any, with respect to each share of Series D Preferred Stock.
     “Sale Transaction” means (i) any merger, tender offer or other business combination in which the stockholders of Salton owning a majority of the voting securities prior to such transaction do not own a majority of the voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer voting stock of Salton if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of the assets of Salton; or (iii) the replacement of a majority of the board of directors of Salton if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
     Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared.
     Salton cannot declare or pay any dividends on, or make any other distributions with respect to or redeem, purchase or otherwise acquire (other than a redemption, purchase or other acquisition of common stock made for purposes of, and in compliance with, requirements of an employee benefit plan or other compensatory arrangement) for consideration, any shares of any Junior Stock unless and until all accrued and unpaid dividends on all outstanding shares of Series D Preferred Stock have been paid in full.
     Voting Rights. The Series D Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of Salton, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series D Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series D Preferred Stock or the Salton certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series D Preferred Stock. In those circumstances where the holders of Series D Preferred Stock are entitled to vote, each outstanding share of Series D Preferred Stock would entitle the holder thereof to one vote.
     No Conversion Rights. The Series D Preferred Stock is not convertible into Salton common stock.
     Mandatory Redemption. On the earlier to occur of (i) a Sale Transaction or (ii) the sixth anniversary of the closing date of the merger, each outstanding share of Series D Preferred Stock will automatically be redeemed (unless otherwise prevented by applicable law), at a redemption price per share equal to 100% of the Series D Liquidation Preference, plus all unpaid, accrued or accumulated dividends or other amounts due, if any, on the shares of Series D Preferred Stock. If Salton fails to redeem shares of Series D Preferred Stock on the mandatory redemption date, then during the period from the mandatory redemption date through the date on which such shares are actually redeemed, dividends on such shares would accrue and be cumulative at an annual rate equal to 18%, compounded quarterly, of the Series D Liquidation Preference.
     Senior Subordinated Notes. In connection with the Merger, we called for redemption all of the outstanding 12 1/4% Senior Subordinated notes due April 15, 2008 at a price of 101% plus accrued and unpaid interest to the redemption date (other than those notes held by Harbinger Capital Partners, which were converted to Series D Preferred Stock). On January 28, 2008, a total of $43.2 million of the notes were redeemed. The total premium paid was $0.4 million. This redemption was financed by additional borrowings under the North American credit facility.

Use of Estimates and Critical Accounting Policies
     Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of income taxes, the collectability of accounts receivable, inventory valuation reserves, product liability claims and litigation and long-lived assets.
     Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and our actual results are subject to the risk factors included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statement Disclosure” above. We discuss our critical accounting estimates with our Board of Directors on a quarterly basis.
     Management believes that the following may involve a higher degree of judgment or complexity:
     Income Taxes. We are subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements and tax returns. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. We evaluate our ability to realize our deferred tax assets on a quarterly basis and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.
     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe will more likely than not be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to tax expense in the period such determination is made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
     Collectibility of Accounts Receivable. We record allowances for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze many factors including:
•	our historical bad debt experiences;

•	publicly available information regarding our customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.
     This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at December 31, 2007 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.
     Inventory. We value inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly review the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If the market value of the product is less than cost, we will write down the related inventory to the estimated net realizable value. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on our results of operations and the valuation of our inventory, resulting in a charge to income in the period such determination was made.
     Product Liability Claims and Litigation. We are subject to lawsuits and other claims related to product liability and other matters that are being defended and handled in the ordinary course of business. We maintain accruals for the costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, we estimate the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances.
     Management believes that the amount of ultimate liability of our current claims and litigation matters, if any, in excess of applicable insurance coverage is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, unfavorable significant changes in the estimated exposures could occur resulting in a charge to income in the period such determination is made. Conversely, if favorable changes in the estimated exposures occur, a reduction in the accruals may be required resulting in an increase in income in the period such determination is made.
     Long-Lived Assets. We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.
     Other Estimates. During previous years, we have made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Additionally, we make a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Circumstances could change which may alter future expectations regarding such estimates. Historically, past changes to these estimates have not had a material impact on our financial condition, but from time to time have significantly affected operations.
Recent Accounting Pronouncement
     See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk Management
     We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage, which is set by policy.
     It is our policy to enter into interest rate risk management transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into interest rate risk management transactions for speculative purposes.
     As of December 31, 2007, there were no outstanding interest rate management contracts. We will initiate interest rate risk management contracts in 2008 only to the extent considered necessary to meet our objectives.

Foreign Exchange Risk Management
     We transact business globally and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, we maintain hedge coverage between minimum and maximum percentages of our forecasted foreign exchange exposures for periods not to exceed 18 months. The gains and losses on these contracts offset changes in the value of the related exposures.
     We enter into various foreign currency hedging contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. We use option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. We also use forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged historically have been the Mexican peso, Hong Kong dollar and Canadian dollar.
     It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into foreign currency transactions for speculative purposes. As of December 31, 2007, there was a notional amount of $4.4 million in forward exchange contracts outstanding.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Since the evaluation date by our management of our internal controls over financial reporting, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, our CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     NACCO Litigation. We are a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-N, which was filed in the Court of Chancery of the State of Delaware on November 13, 2006.
     The original complaint in this action alleged a claim for breach of contract against Applica Incorporated, a subsidiary of Salton, Inc., and number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger. On October 22, 2007, the Plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, we believe that any claim for specific performance is moot. We filed a motion to dismiss the amended complaint on December 21, 2007. That motion has not yet been fully briefed or scheduled for hearing.
     We believe that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses.
     LeBlanc Litigation. We are a defendant in LeBlanc v. Salton, Inc., et al., Case No. 06CC12852, which was originally filed in the Superior Court of California on December 12, 2006. The case was then successfully removed by Salton to a California federal court and remains pending as Case No. SACV07-78. This case involves allegations of lead contamination from a tea kettle manufactured by Chiaphua Industries, in Hong Kong, China, distributed by us under the Russell Hobbs® brand in the United States. The plaintiffs seek unspecified damages. The manufacturer of the product and its insurer are providing a defense and indemnification for this litigation.
     BRX, Ltd. We are a respondent in an arbitration proceeding wherein the claimant, BRX, Ltd., alleges that it is owed $2.0 million plus expenses pursuant to an agreement dated December 11, 2000 which gave us the right to use certain trademarks for a period of five years ending July 1, 2006. The agreement also provided us the right to acquire permanent ownership of the trademarks if an option to do so was effectively exercised by us pursuant to the terms the agreement. BRX, Ltd. is claiming that we exercised the option to purchase the trademarks. We believe that no such option was exercised and that it has valid defenses to BRX, Ltd.’s claims. The arbitration was conducted on February 4, 2008 and the arbitrator’s decision is pending.
     George Foreman Distributor Litigation. We and our Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one our distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. We strongly dispute this allegation. The plaintiff has obtained an ex-parte attachment order preventing one of its customers from paying any monies to Salton HK, which total approximately $500,000. We have challenged the attachment order, which remains pending. In November 2007, Carmel also obtained a judgment in the sum of approximately $1.0 million against us and Salton HK on the grounds that we failed to file a defense to the statement of claim. We have filed a cancellation of judgment, which remains pending.
     Asbestos Matters. We are a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by Applica over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers sold by it prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. At this time, we do not believe we have coverage under our insurance policies for the asbestos lawsuits.
     Environmental Matters. Prior to 2003, we manufactured certain of our products at facilities that we owned in the United States and Europe. We are investigating or remediating historical contamination at the following sites:

•	Kirksville, Missouri. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Kirksville, Missouri. The Company has entered into a Consent Agreement with the Missouri Department of Natural Resources (“MDNR”) regarding the contamination.

•	Laurinburg, North Carolina. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Laurinburg, North Carolina. A groundwater pump and treat system has operated at the site since 1993.

•	Macon, Missouri. Soil and groundwater contamination by trichloroethylene and petroleum have been identified at the former manufacturing facility in Macon, Missouri. The facility is participating in the Missouri Brownfields/Voluntary Cleanup Program.
     The discovery of additional contamination at these or other sites could result in significant cleanup costs. These liabilities may not arise, if at all, until years later and could require us to incur significant additional expenses, which could materially adversely affect our results of operations and financial condition.
     Other Matters. We are subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on our financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
     As a distributor of consumer products, we are also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. We receive inquiries from the CPSC in the ordinary course of our business.
Item 1A. Risk Factors
     As a result of the merger, we revised our risk factors disclosure as follows:
Our margins may be adversely impacted by increases in raw material prices.
     The cost of our products may be impacted by global increases in the price of petroleum based plastic materials, steel, copper and corrugated materials. Although we may increase the prices of certain of our goods to our customers, we cannot assure you that we will be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.
The costs of the products purchased by us could increase as a result of fluctuations in the Chinese currency.
     In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. U.S. groups have argued that the peg made China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At February 11, 2008, the renminbi exchange rate was 7.19 to the U.S. dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs. If we are unable to pass on the cost increases to customers, our gross profit would decline. An increase in product prices might lead to a decrease in demand for our products.
The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry in general could adversely affect our results of operations.
     We sell our products to distributors and retailers, including mass merchandisers, department stores and wholesale clubs. The financial difficulties of our customers or the loss of, or a substantial decrease in, the volume of purchases by a major customer could have a material adverse effect on us. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on our sales and profitability.

We purchase a large number of products from two suppliers. Production-related risks with these suppliers could jeopardize our ability to realize anticipated sales and profits until alternative supply arrangements are secured.
     Our top two suppliers are Elec-Tech International (H.K.) Company, Ltd. and Tsann Kuen Enterprises. In order for us to realize sales and operating profits at anticipated levels, these suppliers must deliver high quality products in a timely manner. Both suppliers are expected to remain significant suppliers for us.
     The failure of our business strategy could seriously hurt our financial condition and results of operations.
     As part of the post merger business strategy, we plan to:
•	continue cost reductions throughout our company and at our suppliers;

•	reduce product returns and improve the quality of our products;

•	pursue innovation in our product categories through our ability to research, design and test new product concepts; and

•	develop and sustain industry-leading sales, marketing and branding programs in our industry.
     Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our suppliers, information technology systems and other resources. To manage growth effectively, we must maintain a high level of quality, properly manage our third-party suppliers, continue to enhance our operational, financial and management systems and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas, which could cause our financial condition and results of operations to suffer.
Our international operations subject us to additional business risks and may cause our profitability to decline due to increased costs.
     A significant amount of our sales are recorded outside of North America. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. International operations are subject to a number of other risks and potential costs, including:
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
Harbinger Capital Partners has effective control over the outcome of actions requiring the approval of our stockholders.
     Harbinger Capital Partners beneficially owns approximately 92% of our outstanding shares of voting capital stock. Therefore, Harbinger Capital Partners has the ability to exert substantial influence and actual control over our management policies and affairs, controls the outcome of any matter submitted to our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger or other business combinations, our financing, consolidation or sale of all or substantially all of our assets and other corporate transactions and would have the ability to elect or remove all of our directors. There is a risk that the interests of Harbinger Capital Partners and these directors will not be consistent with the interests of other holders of our common stock.
     Harbinger Capital Partners has significant control over our business and significant transactions and our other stockholders do not have the same corporate governance protections that they would otherwise have if we were not a controlled company.
     In addition to the effects described above, Harbinger Capital Partners’ control could make it more difficult for us to raise capital by selling stock or for us to use our stock as currency in acquisitions. This concentrated ownership also might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.
Our net operating loss carryforwards may be limited as a result of the merger.
     As a consequence of the merger between Salton and APN Holdco, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of each company’s loss carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. We have not completed the analyses required to determine what portion, if any, of these carryforwards will have their availability restricted or eliminated by that provision. Accordingly, some portion of these carryforwards may not be available to offset future taxable income, if any. In addition, use of our net operating loss and credit carryforwards is dependent upon us achieving profitable results following the merger.

If the household appliance sector of the retail industry experiences an economic slowdown, our results of operations will suffer.
     The strength of the retail economy in the United States has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of our other customers would result in lost sales. A general slowdown in the retail sector, as happened in 2002 and 2003, would result in additional pricing and marketing support pressures on us.
Our ability to obtain products may be adversely impacted by changes in worldwide supply of or demand for raw materials.
     Our products are predominately made from petroleum-based plastic materials, steel and corrugated materials. Our suppliers contract separately for the purchase of such raw materials. We can provide no assurance that our sources of supply will not be interrupted should our suppliers not be able to obtain these materials due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow.
We depend on third party suppliers for the manufacturing of substantially all of our products and if we fail to develop and maintain relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently source products that meet our standards for quality could be adversely affected.
     We currently buy products and supplies from suppliers located primarily in Asia. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. Our ability to access products and supplies also can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control. Any inability of our suppliers to timely deliver products or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality products will impact our success in meeting customer demand. Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply could disrupt customer relationships and have a material adverse effect on our business and results of operations.
We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.
     A significant amount of our revenues are from customers outside of the United States. In addition, substantially all of the products we sell are manufactured by unaffiliated third party foreign suppliers. International operations are subject to risks including, among others:
•	currency fluctuations;

•	labor unrest;

•	political instability;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	unexpected changes in regulatory environments;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.
     The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, our financial condition or the results of our operations.
A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of our products.
     Most all of our products are imported from The Peoples’ Republic of China. China gained Permanent Normal Trade Relations with the United States when it acceded to the World Trade Organization, effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States which could hurt our sales and gross margin.
Significant fluctuations in the exchange rate between the U.S. dollar and the currencies in which our costs are denominated may reduce our sales or profits.
     While we will report financial results in U.S. dollars, a portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Australian dollars, British pounds, Euros, Hong Kong dollars and Brazilian reals. In addition, while a portion of our revenues are collected in foreign currencies, such as Canadian dollars, British pounds, Australian dollars, Argentine pesos, Colombian pesos, Chilean pesos, Venezuelan bolivars and Brazilian reals, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.
We may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.
     We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or stock consideration. In the case of a new license such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.
If we were to lose one or more of our major customers, or suffer a major reduction of orders from them, our financial results would suffer.
     Our success depends on our sales to our significant customers. Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. A significant reduction in purchases by any of these major customers or a general economic downturn in retail sales could have a material adverse effect on our business, financial condition and results of operations. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us.

Any reduction in trade credit from our suppliers could seriously harm our operations and financial condition.
     We depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate liquidity and service our debt, they may delay shipments to us or require payment in advance. Because of our limited access to sources of liquidity, any such actions by our suppliers could materially harm our ability to continue our business.
The small electric household appliance industry is consolidating, which could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.
     Over the past several years, the small electric household appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small household appliance industry could primarily consist of a limited number of large distributors. To the extent that we do not continue to be a major participant in the small electric household appliance industry, our ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.
The small household appliance industry is highly competitive and we may not be able to compete effectively, causing us to lose market share and sales.
     The small electric household appliance industry is highly competitive and does not have onerous entry barriers. We believe that competition is based upon several factors, including:
•	price;

•	quality;

•	access to retail shelf space;

•	product features and enhancements;

•	brand names;

•	new product introductions; and

•	marketing support and distribution approaches.
     We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we will have. In addition, we compete with our retail customers, who use their own private label brands, and distributors and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of operations.
We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality, which may cause our results of operations to fluctuate.
     Sales of our products are related to consumer spending. Any downturn in the general economy or a shift in consumer spending away from small household appliances would adversely affect our business. In addition, the market for small household appliances is highly seasonal in nature. We often recognize a substantial portion of our sales in the last half of the calendar year. Accordingly, quarter-to-quarter comparisons of our past operating results are meaningful, if at all, only when comparing equivalent time periods. Any economic downturn, decrease in consumer spending or a shift in consumer spending away from small household appliances could materially adversely impact our results of operations.
Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.
     We believe that our future success is heavily dependent upon our ability to continue to make innovations in our existing products and to develop and market new products, which generally carry higher margins. We may not be successful in the introduction, marketing and manufacture of any new products or product innovations and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.
Long lead times, potential material price increases and customer demands may cause us to purchase more inventory than necessary, which may lead to increased obsolescence and adversely affect our results of operations.
     Due to (a) manufacturing lead times, (b) a strong concentration of our sales occurring during the second half of the year and (c) the potential for material price increases, we may purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. We cannot assure you that our customers will order these inventories as anticipated.
     Changes in customer inventory management strategies could also make inventory management more difficult for us. If retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.
Our financing arrangements could subject us to various restrictions that could limit our operating flexibility.
     Our credit facilities and other financing arrangements contain covenants and other restrictions that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness. The restrictions and covenants in our credit facilities and other financing arrangements limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.
     As of December 31, 2007, we had total indebtedness of approximately $224.8 million and total redeemable preferred stock of $110.2 million. This high degree of leverage could have important consequences for us, including the following:
•	a substantial portion of the cash flow from operations has to be dedicated to the payment of interest on existing indebtedness, thereby reducing the funds available for other purposes;

•	the ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired and will limit our ability to pursue other business opportunities and implement certain business strategies;

•	our flexibility in reacting to competitive technological and other changes may be limited;

•	the indebtedness outstanding under the senior credit facilities and other financings are secured by substantially all of our assets;

•	the substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or adverse developments in our business; and

•	We will be exposed to risks inherent in interest rate fluctuations.
We may not be able to fund our debt service obligations through operating cash flow in the future, which could force us to seek alternative means of funding, possibly on unfavorable terms.
     We have substantial debt service obligations. It is possible that we may not achieve or sustain sufficient cash flow in the future for the payment of interest. If our operating cash flow is not sufficient to meet our debt payment obligations, we may be forced to raise cash or reduce expenses by doing one or more of the following:
•	increasing, to the extent permitted, the amount of borrowings under our bank facilities;

•	restructuring or refinancing our indebtedness prior to maturity, and/or on unfavorable terms;

•	selling or disposing of some of our assets, possibly on unfavorable terms;

•	revising or delaying the implementation of our strategic plans; or

•	foregoing business opportunities, including the introduction of new products and services, acquisitions and joint ventures.
     We could also be forced to seek additional equity capital, which could dilute the interests of the holders of our common stock. We cannot be sure that any, or a combination of, the above actions would be sufficient to fund our debt service obligations.
Sales of our common stock by Harbinger Capital Partners could cause the trading price of our common stock to decline.
     Harbinger Capital Partners owns approximately 92% of our outstanding common stock. We have entered into a registration rights agreement with Harbinger Capital Partners requiring us, under certain circumstances, to register all of the shares of our common stock and Series D Preferred Stock beneficially owned by them. The exercise of these registration rights, or sales by Harbinger Capital Partners in the public market pursuant to any such registration, could cause the market price of our common stock to decline.
The market price of our common stock could decline if we fail to achieve the expected benefits of the merger with APN Holdco.
     The market price of our common stock could decline as a result of the merger for a number of reasons, including the following:
•	our failure to achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts failing perceive the same benefits to the merger as we do; or

•	the effect of the merger on our financial results failing to meet the expectations of financial or industry analysts.
If we are unable to renew the Black & Decker® trademark license agreement, our business could suffer.
     We license the Black & Decker® brand for use in marketing certain small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. Sales of Black & Decker® branded products represent a significant portion of our total revenue. In December 2007, The Black & Decker Corporation extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Our failure to renew the license agreement with The

Black & Decker Corporation or to enter into a new agreement on acceptable terms would have a material adverse effect on our financial condition, liquidity and results of operations.
Our actual liabilities relating to environmental matters may exceed our expectations.
     Prior to 2003, we manufactured certain of our products at facilities that we owned in the United States and Europe. Our manufacturing operations were subject to laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances. If we failed to comply with these laws or the terms of our environmental permits, then we could incur substantial costs, including cleanup costs, fines and civil and criminal sanctions. In addition, future changes to environmental laws could require us to incur significant additional expense.
     We are investigating or remediating historical contamination at certain of our former sites related to our manufacturing operations. The discovery of additional contamination at these or other sites could result in significant cleanup costs that could have a material adverse effect on our financial conditions and results of operations.
Product recalls or lawsuits relating to defective products could adversely impact our results of operations.
     As distributors of consumer products, we are subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. Consumer Products Safety Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so.
     For example, in June 2006, we, in cooperation with the U.S. Consumer Products Safety Commission, announced a voluntary recall of approximately 450,000 units of the Black & Decker® branded TCM 800 and TCM 805 thermal coffeemakers. In addition, in October 2007, we undertook a voluntary recall of approximately 5,200 toasters.
     Any additional repurchases or recalls of combined company products could be costly to us and could damage our reputation or the value of our brands. If we were required to remove, or we voluntarily removes, our products from the market, our reputation or brands could be tarnished and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the U.S. Consumer Product Safety Commission of a potential safety hazard can result in fines being assessed against it. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.
     We also face exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects. We are self-insured to specified levels of those claims and maintains product liability insurance for claims above the self-insured levels. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. In addition, product liability claims may exceed the amount of insurance coverage. Additionally, we will not maintain product recall insurance.
     Our results of operations are also susceptible to adverse publicity regarding the quality and safety of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.
The infringement or loss of our proprietary rights could harm our business.
     We regard our copyrights, trademarks, service marks and similar intellectual property as important to our success. We rely on copyright and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We seek to register our trademarks and patents in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. If any of these rights were infringed or invalidated, our business could be materially adversely affected.

     We license various trademarks, trade names and patents from third parties for use on our products. These licenses generally place marketing obligations on we and require we to pay fees and royalties based on net sales or profits. Typically, each license may be terminated if we fail to satisfy minimum sales obligations or if we breach the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.
We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.
     We cannot assure you that others will not claim that our proprietary or licensed products are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. If someone claimed that our proprietary or licensed products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or an injunction against use of our proprietary or licensed products. A successful claim of patent or other intellectual property infringement against us could harm our financial condition and results of operations.
Compliance with governmental regulations could significantly increase our operating costs or prevent us from selling our products.
     Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products, or additional household appliances which may be developed by us, may not meet the specifications required by these authorities. A determination that we are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.
     Additionally, many of our pest control products are subject to laws and regulations by state and federal environmental agencies. A determination that we are not in compliance with such rules and regulations could result in the prohibition of sales of our products and the imposition of fines.
The requirements of complying with the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.
     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We expect to incur substantial costs related to our compliance with the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting and that our auditors provide an attestation relative to management’s conclusions. Due to market capitalization levels, we are required to comply with Section 404(a) of the Sarbanes-Oxley Act, which requires management’s assessment of the effectiveness of our internal controls over financial reporting, beginning with our annual report on Form 10-K for the fiscal year ended June 30, 2008. Our auditors will be required to provide an attestation report regarding the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the fiscal year ending June 30, 2010.
     In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We devote additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, even if our auditors issue an unqualified opinion on our financial statements for the preceding fiscal year. If the auditors are unable to provide an unqualified attestation of our assessment of our internal control over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.

Our stock price may continue to be volatile.
     The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results; changes in earnings estimates by analysts; announcements of new products by us or our competitors; changes in the domestic and international economic, political and business conditions; general conditions in the housewares industry; the recent lack of confidence in corporate governance and accounting practices; the lack of liquidity in our trading market; the open short interest in our common stock; and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies that have been unrelated to the operating performance of these companies. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.
Our common stock was delisted from the New York Stock Exchange and now is an over-the-counter security quoted on The Pink Sheets Electronic Quotation Service.
     In August 2007, the NYSE delisted our common stock. Our common stock is currently quoted on the “pink sheets” in the over-the-counter market under the trading symbol SFPI.PK. No assurance can be given that our common stock will continue to be traded on any stock exchange or market, that any broker will make a market in our common stock, or that any active trading market in our common stock will continue. Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot assure you that, even if our common stock continues to be listed or quoted on the Pink Sheets or another market or system, the market for our common stock will be as liquid as we had been prior to delisting from the NYSE and the market price for our common stock may be adversely effected and become more volatile stock has been historically. This relative lack of liquidity also could make it more difficult for us to raise capital in the future.
Companies quoted on the Pink Sheets are not subject to corporate governance requirements in order for their shares to be quoted, and we have more limited protections against conflicts of interest, related party transactions and similar matters.
     Our common stock currently trades as an over-the-counter security on The Pink Sheets Electronic Quotation Service. The Pink Sheets do not impose corporate governance requirements on companies quoted on the Pink Sheets. As a result of our delisting from the NYSE, we are not required to comply with any, and our stockholders no longer have the protection of, various NYSE corporate governance requirements, including among others:
•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that a minimum of three members of the board of directors consist of independent directors;

•	the requirement that the company has an audit committee, a nominating/corporate governance committee and a compensation committee, in each case that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement for an annual performance evaluation of the audit, nominating/corporate governance and compensation committees;

•	the requirement that stockholders must be given the opportunity to vote on equity-compensation plans and material revisions thereto; and

•	the requirement that the company must adopt and disclose a code of business conduct and ethics for directors, officers and employees, and promptly disclose any waivers of the code of business conduct and ethics for directors or executive officers.

     We currently have four members of the Board of Directors, three of which are affiliates of Harbinger Capital Partners.
We do not anticipate paying dividends.
     We do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our financing may contain restrictions on our ability to pay dividends on our capital stock.
Item 4. Submission of Matters to a Vote of Security Holders
     At Salton’s Special Meeting of Stockholders held on December 28, 2007, the stockholders of Salton’s common stock voted as follows:
•	To approve the issuance and reservation for issuance of shares of Salton common stock to holders of common stock of APN Holdco pursuant to the Agreement and Plan of Merger, dated as of October 1, 2007, by and among Salton, SFP Merger Sub, Inc., a wholly-owned subsidiary of Salton, and APN Holdco (as it may be amended from time to time, the “merger agreement”);

For	Against	Abstain

7,936,361	571,895	31,173
•	To approve the Series A Amendment pursuant to which each outstanding share of Salton Series A Preferred Stock would be converted, contemporaneously with the effective time of the merger, into 2,197.49 shares of Salton common stock;

For	Against	Abstain

7,787,357	724,031	28,041
•	To approve the reservation for issuance and issuance of shares of Salton common stock to holders of Series A Preferred Stock upon the effective time of the merger in accordance with the Series A Amendment;

For	Against	Abstain

7,920,217	581,171	38,041
•	To approve the Series C Amendment pursuant to which each outstanding share of Salton Series C Preferred Stock would be converted, contemporaneously with the effective time of the merger, into 249.56 shares of Salton common stock;

For	Against	Abstain

7,769,322	726,362	43,745
•	To approve the reservation for issuance and issuance of shares of Salton common stock to holders of Series C Preferred Stock upon the effective time of the merger in accordance with the Series C Amendment;

For	Against	Abstain

7,916,785	575,899	46,745
•	To approve the terms and issuance of Salton Series D Preferred Stock to Harbinger Capital Partners;

For	Against	Abstain

7,913,869	571,194	54,366

•	To approve an amendment to Salton’s certificate of incorporation to increase the authorized number of shares of common stock of Salton from 40,000,000 shares, $0.01 par value per share, to 1,000,000,000 shares, $0.01 par value per share, and correspondingly increase Salton’s total number of authorized shares of capital stock from 42,000,000 shares to 1,002,000,000 shares;

For	Against	Abstain

13,391,805	703,614	68,238
•	To approve an adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the foregoing proposals;

For	Against	Abstain

13,381,722	738,348	44,443
•	To elect three Class III Directors for a term expiring in 2009 and two Class I Directors for a term expiring in 2010;

Nominee	For	Against

Class III Directors:
Leonhard Dreimann	13,459,281	707,234
Steven Oyer	13,500,411	666,104
Lester C. Lee	13,311,902	854,613

Class I Directors:
William M. Lutz	13,401,987	764,528
Jason B. Mudrick	13,473,657	692,858
•	To ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the 2008 fiscal year.

For	Against	Abstain

13,832,749	264,517	68,391
     In addition to the vote by the holders of the outstanding common stock set forth above, holders of the outstanding 40,000 shares Salton’s Series A Preferred Stock had the right to vote on the matters presented at the stockholders meeting (a total of 3,529,412 votes). All of the holders of the Series A Preferred Stock voted in favor of each of the matters and for all of the proposed directors.
     In connection with the closing of the merger, each member of Salton’s Board of Directors (including the newly elected members) voluntarily resigned as Directors, effective at the closing of the merger. Immediately after the closing of the merger, Mr. Lawrence M. Clark, Jr. and Eugene D. Davis were appointed as Class II Directors of Salton (with a term expiring in 2008), Jeffrey T. Kirshner, Esq. was appointed a Class III Director (with a term expiring in 2009) and David M. Maura was appointed a Class I Director (with a term expiring in 2010). Mr. Maura has been appointed as the Chairman of the Board.
Item 6. Exhibits.

(a)	Exhibits:

10.1	Second Amendment and Restatement Agreement dated December 28, 2007 between Salton Holdings Limited, Salton Europe Limited and other subsidiaries, and Burdale Financial Limited.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALTON, INC. (Registrant)
February 13, 2008	By:	/s/ Terry L. Polistina
Terry L. Polistina
Chief Executive Officer and President

February 13, 2008	By:	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President and Chief Financial Officer