Form 10-Q
period 2008-03-31
SALTON INC
filed 2008-05-15
CIK 878280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-19557
SALTON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3777824

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
(954) 883-1000
(Registrant’s Telephone Number, Including Area Code)
Former Name, If Changed Since Last Report:
Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on May 12, 2008

Common Stock, $0.01 par value	731,760,206

SALTON, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Salton, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31,
	2008	June 30,
	(Unaudited)	2007
Assets
Current Assets:
Cash and cash equivalents	$14,218	$6,311
Accounts and other receivables, less allowances of $2,312 at March 31, 2008 and $2,995 at June 30, 2007	144,486	92,532
Inventories	213,335	95,830
Prepaid expenses and other	27,868	6,240
Assets held for sale	2,227	4,660
Prepaid income taxes	1,509	1,534
Future income tax benefits	5,161	3,024

Total current assets	408,804	210,131
Property, Plant and Equipment — at cost, less accumulated depreciation of $5,780 at March 31, 2008 and $2,443 at June 30, 2007	25,539	13,453
Future Income Tax Benefits, Non-Current	11,593	4,146
Goodwill	127,901	59,233
Intangibles, Net	229,604	53,196
Deferred Merger Costs	—	2,674
Other Assets	7,026	1,485

Total Assets	$810,467	$344,318

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$101,970	$40,061
Accrued expenses	107,691	48,023
Short-term debt	—	10,009
Senior subordinated notes	—	—
Current taxes payable	12,032	3,646

Total current liabilities	221,693	101,739
Long-Term Liabilities:
Non-current deferred income taxes	13,537	—
Senior credit facilities	103,271	—
Series D Preferred Stock — authorized and outstanding: 110 shares at $0.01 par value (related party)	114,830	—
Term loans (approximately $112,000 related party)	130,668	—
Other long-term liabilities	8,879	—

Total Liabilities	$592,878	$101,739

Commitments and Contingencies— See Note 4
Stockholders’ Equity:
Common stock — authorized: 1,000,000 shares of $0.01 par value; issued and outstanding: 732,485 shares at March 31, 2008 and 732,496 at June 30, 2007	$7,325	$7,325
Treasury stock — 7,885,845 shares, at cost	(65,793)	(65,793)
Paid-in capital	301,321	301,243
Accumulated deficit	(25,261)	(1,609)
Accumulated other comprehensive income(loss)	(3)	1,413

Total stockholders’ equity	217,589	242,579

Total Liabilities and Stockholders’ Equity	$810,467	$344,318

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008		2007
	(In thousands, except per share data)
Net sales	$187,470	100.0%	$101,225	100.0%
Cost of goods sold	129,533	69.1	71,926	71.1

Gross profit	57,937	30.9	29,299	28.9

Selling, general and administrative expenses:
Operating expenses	61,508	32.8	31,510	31.1
Integration and transition expenses	7,756	4.1	—	—

	69,264	36.9	31,510	31.1

Operating loss	(11,327)	(6.0)	(2,211)	(2.2)

Other expense (income):
Interest expense	13,593	7.3	1,095	1.1
Amortization of debt issuance costs	241	0.1	115	0.1
Interest and other income, net	(264)	(0.1)	(83)	(0.1)

	13,570	7.3	1,127	1.1

Loss from continuing operations before income taxes	(24,897)	(13.3)	(3,338)	(3.3)
Income tax provision	4,093	2.2	522	0.5

Loss from continuing operations	(28,990)	(15.5)	(3,860)	(3.8)
Income (loss) from discontinued operations, net of tax (Note 5)	(84)	(0.0)	1,061	1.0

Net loss	$(29,074)	(15.5)%	$(2,799)	(2.8)%

Income (loss) per common share:
Loss per share from continuing operations-basic and diluted	$(0.04)		$(0.00)
(Loss) income per share from discontinued operations-basic and diluted	(0.00)		(0.00)

Loss per common share-basic and diluted	$(0.04)		$(0.00)

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended March 31,
	2008		2007
	(In thousands, except per share data)
Net sales	$471,789	100.0%	$381,212	100.0%
Cost of goods sold	327,489	69.4	272,083	71.4

Gross profit	144,300	30.6	109,129	28.6

Selling, general and administrative expenses:
Operating expenses	134,531	28.5	110,901	29.1
Integration and transition expenses	9,058	1.9	—	—

	143,589	30.4	110,901	29.1

Operating income (loss)	711	0.2	(1,772)	(0.5)

Other expense (income):
Interest expense	15,086	3.2	7,066	1.9
Amortization of debt issuance costs	1,267	0.3	443	0.1
Interest and other income, net	(2,246)	(0.5)	(197)	(0.1)

	14,107	3.0	7,312	1.9

Loss from continuing operations before income taxes	(13,396)	(2.8)	(9,084)	(2.4)
Income tax provision	10,056	2.1	2,312	0.6

Loss from continuing operations	(23,452)	(4.9)	(11,396)	(3.0)
Income (loss) from discontinued operations, net of tax (Note 5)	(200)	(0.1)	3,860	1.0

Net loss	$(23,652)	(5.0)%	$(7,536)	(2.0)%

Income (loss) per common share:
Loss per share from continuing operations-basic and diluted	$(0.03)		$(0.02)
Loss per share from discontinued operations-basic and diluted	(0.00)		0.01

Loss per common share-basic and diluted	$(0.03)		$(0.01)

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

					Accumulated
					Other
	Common	Treasury	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Total
Balance at June 30, 2007	$7,325	$(65,793)	$301,243	$(1,609)	$1,413	$242,579
Comprehensive income:
Net loss	—	—	—	(23,652)	—	(23,652)
Foreign currency translation adjustment	—	—	—	—	(1,416)	(1,416)

Total comprehensive loss	—	—	—	—	—	(25,068)
Stock-based compensation	—	—	78	—	—	78

Balance at March 31, 2008	$7,325	$(65,793)	$301,321	$(25,261)	$(3)	$217,589

The accompanying notes are an integral part of this financial statement.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,652)	$(7,536)
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	5,282	5,006
Gain on disposal of equipment and raw materials	(460)	—
Provision for doubtful accounts	329	530
Amortization of intangible and other assets	4,943	1,509
Non-cash interest	6,749	—
Product recall	—	(592)
Deferred taxes	839	(693)
Stock-based compensation	78	257
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	52,892	(14,899)
Inventories	(36,408)	(2,621)
Prepaid expenses and other	(8,581)	(2,863)
Accounts payable and accrued expenses	(13,488)	4,872
Current income taxes	8,850	1,729
Other assets and liabilities	(1,802)	498

Net cash used in operating activities	(4,430)	(14,803)
Cash flows from investing activities:
Cash acquired in merger	17,288	—
Proceeds from sale of fixed assets	5,554	—
Additions to property, plant and equipment	(816)	(1,048)

Net cash provided by (used in) investing activities	22,026	(1,048)
Cash flows from financing activities:
Proceeds from term debt	110,000	—
Payoff of debt	(110,000)	—
Payoff of senior subordinated notes	(43,397)	—
Net borrowings under lines of credit	38,248	13,261
Payment of financing costs	(4,790)	—
Exercise of stock options	—	1,507

Net cash (used in) provided by financing activities	(9,939)	14,768
Effect of exchange rate changes on cash	249	(1,339)
Net increase (decrease) in cash and cash equivalents	7,907	(2,422)
Cash and cash equivalents at beginning of period	6,311	6,721

Cash and cash equivalents at end of period	$14,218	$4,299

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended March 31:	2008	2007

Interest	$5,472	$10,860
Income taxes	$6,959	$2,409
Non-cash investing and financing activities: In connection with the merger with APN Holding Company, Inc. on December 28, 2007, $258.0 million of Salton’s long-term debt was repaid and was included in total purchase price. Tangible assets acquired totaled $295.1 million and liabilities assumed totaled $289.6 million (not including the $258.0 million in long-term debt discussed above). Identifiable intangibles assets were valued at $180.2 million, which resulted in a net $65.0 million deferred tax liability. See Note 2 — Merger with APN Holding Company, Inc. for further details. Additionally, in the three months ended March 31, 2008, the principal due under the Series D preferred stock and Harbinger term loan increased $6.7 million as a result of the accrual of non-cash interest.
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
     Although in legal form Salton acquired APN Holdco, after consummation of the merger, APN Holdco’s former stockholders held a majority of the outstanding common stock of the combined company. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton by APN Holdco under the purchase method of accounting pursuant to U.S. generally accepted accounting principles.
     Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquiror. In a business combination effected through an exchange of equity interests, the entity that issues the interests (Salton in this case) is normally the acquiring entity. In identifying the acquiring entity in a combination effected through an exchange of equity interests, however, all pertinent facts and circumstances must be considered, including the following:
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
          While Salton was the legal acquiror and surviving registrant in the merger, APN Holdco was deemed to be the accounting acquiror based on the facts and circumstances outlined above. As such, APN Holdco applied purchase accounting to the assets and liabilities of Salton upon consummation of the merger with no adjustment to the carrying value of APN Holdco’s assets and liabilities. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the merger occurred as of the beginning of the first period presented.
          Effective with the merger, Salton changed its fiscal year end to June 30th and the interim quarterly periods to the last day of the respective quarter. Salton’s fiscal year end previously ended on the Saturday closest to June 30th and the interim quarterly period ended on the Saturday closest to the last day of the respective quarter.
Interim Reporting
          The accompanying unaudited consolidated balance sheets as of March 31, 2008 include the accounts of Salton, Inc. and its subsidiaries (“Salton”).
          All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the periods ended March 31, 2008 are not necessarily indicative of the results that may be

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
expected for the full fiscal year ending June 30, 2008 due to seasonal fluctuations in Salton’s business, changes in economic conditions and other factors.
Inventories
          Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
Comprehensive Income (Loss)
          The components of comprehensive income (loss), net of tax, were as follows:

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(29,074)	$(2,799)	$(23,652)	$(7,536)
Foreign currency translation adjustment	(2,042)	(483)	(1,416)	704
Change in market value of derivatives	231	—	—	—

	$(30,885)	$(3,282)	$(25,068)	$(6,832)

Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Salton does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective for fiscal years beginning after November 15, 2007. Salton does not expect that the adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or cash flows.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141 (“SFAS No. 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141R is effective for Salton beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement amends ARB 51 to establish

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for Salton beginning July 1, 2009. Upon the adoption, non-controlling interests will be classified as equity in the balance sheet and income and comprehensive income attributed to the non-controlling interest, if any, will be included in Salton’s income and comprehensive income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. Salton has not yet evaluated the impact of adopting SFAS No. 160 will have on its financial position, results of operations, or cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161), which amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about a company’s derivative and hedging activities. This pronouncement is effective for Salton beginning July 1, 2009. Upon the adoption, Salton is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect its financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. Salton has not yet evaluated the impact of adopting SFAS No. 160 on its financial position, results of operations or cash flows.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. This pronouncement is effective for Salton beginning July 1, 2009. Upon its adoption, FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all newly acquired intangible assets after the effective date. Additional disclosures are required for all capitalizable intangible assets as of the effective date. Salton has not yet evaluated the impact of adopting FSP FAS 142-3 on its financial position, results of operations or cash flows.
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

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
addition, all of the outstanding shares of Series C Preferred Stock were converted at the effective time of the merger into an aggregate of 33,744,755 shares of Salton common stock (11,770,248 of which were issued to Harbinger Capital Partners).
          In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between Salton and Harbinger Capital Partners, Harbinger Capital Partners purchased from Salton 110,231.336 shares of a new series of Salton’s preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to Salton $14,989,000 principal amount of Salton’s 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of Salton Second Lien Notes (the “Second Lien Notes”), together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger. Each share of Series D Preferred Stock has an initial liquidation preference of $1,000 per share and the holders thereof are entitled to cumulative dividends payable quarterly at an annual rate of 16%. The Series D preferred stock must be redeemed in cash by Salton on the earlier of the date Salton is acquired or the six year anniversary of the original date of issuance at a value of 100% of the liquidation preference plus all accrued dividends.
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
          In connection with the consummation of the merger, Salton repaid in full all obligations and liabilities owing under: (i) that certain Amended and Restated Credit Agreement, dated as of May 9, 2003 and amended and restated as of June 15, 2004 (the “Wells Fargo Credit Agreement “), by and among the financial institutions identified on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, assigner and book runner, Salton, each of Salton’s subsidiaries identified on the signature pages thereof as Borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as Guarantors; and (ii) that certain Credit Agreement dated as of August 26, 2005 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton and each of its subsidiaries that are signatories thereto, as the borrowers, and each of its other subsidiaries that are signatories thereto, as guarantors.
          The pay-off of the Wells Fargo Credit Agreement included a make-whole fee of $14 million.
          The warrant to purchase 719,320 shares of Salton common stock held by SPCP Group, LLC, an affiliate of Silver Point Finance, LLC, expired upon consummation of the merger and is no longer exercisable.
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

(ii)	a Term Loan Agreement dated as of December 28, 2007 (the “Term Loan”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provided for a 5-year $110 million term loan facility (which was subsequently increased to $125 million); and

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(iii)	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of Salton’s other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $79.4 million as of March 31, 2008) credit facility, which includes a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $59.5 million as of March 31, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.9 million and $11.5 million, respectively, as of March 31, 2008) .
          Each of the North American credit facility, the term loan and the European credit facility contains representations and covenants that are typical for financings of these types.
          The purchase price allocated to the merger was determined as follows:

(In thousands)
Fair value of Salton common stock (1)	$3,919
Debt repayment and accrued interest and associated fees	258,041
Fees and expenses	10,765

$272,725

(1)	The fair value of the common stock outstanding was based on the average closing price for the period beginning two days prior to, and ending two days after, the execution of the merger agreement on October 1, 2007.
          For accounting purposes, APN Holdco was deemed to be the accounting acquirer. A summary of the preliminary purchase price and the allocation to the acquired net assets of legacy Salton is as follows:

(In thousands)
Current assets	$265,611
Property, plant and equipment.	19,343
Identifiable intangible assets	180,200
Other assets	9,438
Current liabilities	(236,961)
Other long-term liabilities	(33,574)
Deferred tax liability	(62,240)
Valuation allowance	62,240
Goodwill	68,668

Total purchase price	$272,725

          The allocation of the purchase price for this transaction is preliminary and could change significantly due to the future resolution of identified, or identification of new, contingent matters. During the quarter ended March 31, 2008, management completed the valuation of certain intangible assets it acquired related to the merger, which resulted in an increase of $7.7 million.
          Purchase accounting reserves were approximately $9 million and primarily consist of approximately $6 million of severance and certain change-in-control contractual payments and approximately $3 million of shutdown costs. These purchase accounting reserves are preliminary and could change significantly. Management does not anticipate significant changes to its plan to exit certain activities of legacy Salton. Management expects these activities will be substantially completed by June 30, 2008.
          Salton has accrued certain liabilities relating to the exit of certain activities, the termination of employees and the integration of operations in conjunction with the merger, which have been included in the allocation of the acquisition cost as follows:

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Amount
	Accrued as of
	December 31,	Additional
	2007	Accruals	Amount Paid	March 31, 2008
	(In thousands)
Severance and related expenses	$5,194	$985	$(1,213)	$4,966
Unfavorable lease and other	2,798	—	(660)	2,138

Total	$7,992	$985	$(1,873)	$7,104

          In connection with the merger, identified intangibles of Salton were acquired with the following estimated useful lives:

		Weighted
		Average
	Initial Value	Useful Life
	(Dollars in thousands)
License agreements	$8,690	9 years
Tradenames	$171,510	Indefinite
The weighted average useful life of the intangible assets subject to amortization is nine years.
          After the allocation of the purchase price to these intangibles, the portion of the purchase price in excess of the fair value of assets and liabilities acquired was $68.7 million. For tax purposes this goodwill, as well as the other intangible assets, are not deductible. For the next five years, the expected amortization expense related to these intangibles will be $1.0 million per year.
          The goodwill noted above is attributable to Salton’s belief that the merger will expand and better serve the markets served by each company prior to the merger and will result in greater long-term growth opportunities than either company had operating alone. Salton believes that the combination will provide it with the scale, size and flexibility to better compete in the marketplace and position it to:
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
Other Intangible Assets
          The components of Salton’s intangible assets were as follows:

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Weighted	March 31, 2008		June 30, 2007
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	9	$42,510	$(4,626)	$33,820	$(1,523)
Trade names	Indefinite	182,270	—	10,760	—
Patents	12	8,240	(801)	8,240	(264)
Customer relationships	9	2,310	(299)	2,310	(147)

		$235,330	$(5,726)	$55,130	$(1,934)

          Amortization expense related to intangible assets was $3.8 million and $0.6 million during the nine month period ended March 31, 2008 and March 31, 2007, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended June 30:

(In thousands)
2008	$1,417
2009	$5,667
2010	$5,667
2011	$5,667
2012	$5,667
Thereafter	$23,249
     Supplemental Pro Forma Information
          The following table summarizes Salton’s unaudited consolidated results of operations as if the merger with APN Holdco occurred on July 1st of each period presented and includes the effect of the acquisition by Harbinger Capital Partners of all of the outstanding stock of Applica Incorporated in January 2007 as if it occurred on July 1st of the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net sales	$187,470	$189,360	$745,942	$778,071
Loss from continuing operations	$(28,990)	$(28,102)	$(55,404)	$(54,072)
Net loss	$(29,074)	$(38,807)	$(72,942)	$(61,978)

Loss per common share:
Loss from continuing operations share — basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Net loss per common share — basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.08)

          The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had actually taken place at the beginning of each of the periods presented.
3. STOCKHOLDERS’ EQUITY
          In accordance with SFAS No. 141 “Business Combinations”, the historical stockholders’ equity of APN Holdco, the accounting acquirer, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital. Retained earnings (accumulated deficit) of the accounting acquirer were carried forward after the acquisition.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
Operations prior to the merger are those of APN Holdco. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.
          The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Weighted average basic shares	732,490,535	732,496,035	732,494,202	732,496,035
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and nine-month periods ended March 31, 2008 and 2007 because their inclusion would have been anti-dilutive.

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Number of shares	910,623	1,580,166	910,623	1,580,166
Range of exercise price	$6.33 – $37.00	$5.33 – $37.00	$6.33 – $37.00	$5.33 – $37.00
4. COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
          NACCO Litigation. Salton is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-N, which was filed in the Court of Chancery of the State of Delaware on November 13, 2006.
          The original complaint in this action alleged a claim for breach of contract against Applica and number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger Capital Partners. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, Salton believes that any claim for specific performance is moot. Salton filed a motion to dismiss the amended complaint on December 21, 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008.
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
          George Foreman Distributor Litigation. Salton and its Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one of Salton’s distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. The Company strongly disputes this allegation. Plaintiff has obtained an ex-parte attachment order preventing one of its customers from paying any monies to Salton HK, which total approximately $937,000. Salton has challenged the attachment order, which remains pending.
          Asbestos Matters. Salton is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by Applica over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers sold by it prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. At this time, Salton does not believe it has coverage under its insurance policies for the asbestos lawsuits.
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
          The discovery of additional contamination at these or other sites could result in significant cleanup costs. These liabilities may not arise, if at all, until years later and could require Salton to incur significant additional expenses, which could materially adversely affect its results of operations and financial condition. At March 31, 2008, Salton had accrued $6.3 million for environmental matters.
          Salton may have certain non-income tax-related liabilities in a foreign jurisdiction. Based on the advice of outside legal counsel, Salton believes that it is possible that the tax authority in the foreign jurisdiction could claim that such taxes are due, plus penalties and interest. However, if assessed, Salton intends to vigorously pursue administrative and judicial action to challenge such assessment, however, no assurances can be made that it will ultimately be successful.
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

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
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
Income Taxes
          Salton adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. Previously, Salton had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, Salton recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, Salton applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As of March 31, 2008 and June 30, 2007, Salton had $3.9 million and $0.5 million, respectively, in accruals for unrecognized tax benefits. The increase related primarily to the addition of $3.1 million

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
from legacy Salton’s FIN 48 liability as a result of the merger and an increase of $0.3 million resulting from the examination of the income tax returns of Salton’s Canadian subsidiary.
          The amount of unrecognized tax benefits at March 31, 2008 is $3.9 million, of which $3.2 million will reduce Salton’s annual effective tax rate if ultimately recognized. The difference of $0.7 million is due to a purchase accounting adjustment that should not affect Salton’s annual effective rate.
          Salton is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.
          The Canadian Revenue Agency (“CRA”) completed its examination of the income tax returns of Salton’s Canadian subsidiary for 2002 through 2005 for which adequate provisions for taxes were made.
          Salton records tax-related interest and penalties as a component of income tax expense.
          Due to the merger and related ownership changes of Salton, certain tax assets consisting primarily of net operating losses will be limited in annual use due to Section 382 limitations.
5. SALE OF DIVISION
          On May 1, 2007, Applica sold its Professional Personal Care segment in North America to an unrelated third party for $36.5 million. The Professional Personal Care operations are reported as a discontinued operation in the consolidated statement of operations. The prior period presented has been restated to reflect this classification. For the nine month period ended March 31, 2007, net sales and gross profit from discontinued operations related to the Professional Personal Care segment were $27.1 million and $3.8 million, respectively.
6. STOCK-BASED COMPENSATION
          Effective July 3, 2005, Salton adopted FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which revises FASB Statement No. 123 and supersedes APB Opinion No. 25. FAS 123(R) requires all share-based payments to employees to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period. Salton uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.
          In January 2008, the Board of Directors granted certain employees of Salton options to acquire an aggregate of approximately seven million shares of Salton common stock at an exercise price per share of $0.22. The shares were granted pursuant to Salton’s 2007 Omnibus Equity Award Plan.
          A summary of Salton’s stock options for the nine months ended March 31, 2008 is as follows:

		Weighted
		Average
	Shares(000)	Exercise Price
Outstanding at June 30, 2007	1,006	$14.91
Granted	7,120	$0.22
Exercised	—	—
Expired or cancelled	(195)	$6.42

Outstanding at March 31, 2008	7,931	$1.92

Options exercisable at March 31, 2008	7,931	$1.92

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
7. ASSETS HELD FOR SALE
          In October 2005, a subsidiary of Salton ceased production at its Mexican manufacturing facility. At June 30, 2007, the land and building related to such facility were classified as assets held for sale in Salton’s consolidated balance sheet at a net realizable value of approximately $4.7 million. In October 2007, the property was sold for $5.2 million, which is net of broker commissions. The sale resulted in a gain of approximately $0.5 million, which was recorded in the quarter ended December 31, 2007.
          At March 31, 2008, approximately $2.2 million of fixed assets acquired as the result of the merger with APN Holdco were classified as assets held for sale. In April 2008, Salton sold the land and building in Columbia, Missouri that housed legacy Salton’s back office operations to an unrelated third party for $1.8 million (net of commissions).
8. PROPERTY, PLANT AND EQUIPMENT
          The following is a summary of property, plant and equipment:

		March 31,	June 30,
	Useful Lives	2008	2007
		(In thousands)
Land	NA	$6,338	$—
Building	39.5 years	2,145	—
Computer equipment	3 – 7 years	12,157	11,383
Equipment and other	3 – 5 years	8,771	2,192
Leasehold improvements*	8 – 10 years	1,908	2,321

Total		$31,319	$15,896
Less accumulated depreciation		5,780	2,443

		$25,539	$13,453

*	Shorter of remaining term of lease or useful life
9. PRODUCT WARRANTY OBLIGATIONS
          Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. Accrued product warranties included in accrued expenses as of March 31, 2008 and 2007 were as follows:

	March 31,	March 31,
	2008	2007
	(In thousands)
Balance, beginning of period	$6,944	$3,902
Additions to accrued product warranties	33,131	24,218
Reductions of accruals — payments and credits issued	(31,359)	(20,367)

Balance, end of period	$8,716	$7,753

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
10. SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT
          North American Credit Facility. On December 28, 2007, in connection with the merger, Salton entered into a $200 million asset-based senior secured revolving credit facility maturing in December 2012. The facility includes an accordion feature which permits Salton to request an increase in the aggregate revolver amount by up to $75,000,000. On February 28, 2008, in connection with the syndication by Bank of America, N.A. of the North American credit facility, Salton entered into an amendment to such facility that, among other things, increased the applicable borrowing margins by 50 basis points.
          At Salton’s option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability and set at 2.0% on March 31, 2008), which was 4.7% on March 31, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, and was 0.25% on March 31, 2008), which was 5.5% on March 31, 2008.
          Advances under the credit facility are governed by Salton’s collateral value, which is based upon percentages of eligible accounts receivable and inventories of its North American operations. Under the credit facility, Salton must comply with a minimum monthly EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, Salton must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. As of March 31, 2008, Salton was borrowing approximately $93.4 million under its North American credit facility.
          Term Loan. On December 28, 2007, in connection with the merger, Salton entered into a $110 million term loan due December 2012 with Harbinger Capital Partners, a 92% stockholder of Salton. The term loan is secured by a lien on Salton’s North American assets, which is subordinate to the North American credit facility. On April 29, 2008, Salton entered into an amendment to the term loan, which, among other things:
•	provided for the payment of interest by automatically having the outstanding principal amount increase by an amount equal to the interest due (the “PIK Option”) from January 31, 2008 through March 31, 2009;

•	provided Salton the option, after March 31, 2009, to pay the interest due on such loan either (i) in cash or (ii) by the PIK Option;

•	increased the applicable borrowing margins by 150 basis points (the “Margin Increase”) as consideration for the right to have the PIK Option;

•	eliminated the obligation of Salton and it’s subsidiaries to gross up any withholding tax payments in respect of the Margin Increase;

•	increased the outstanding loan amount by $15 million from $110 million to $125 million to fund general corporate purposes; and

•	provided Salton and it’s subsidiaries a delayed draw option to draw down up to an additional $15 million in the next 24 months in installments of at least $5 million to fund general corporate purposes.
          The term loan bears interest at the LIBOR rate plus 800 basis points, which was set at 10.7% at March 31, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009, with all unpaid amounts due at maturity. As of March 31, 2008, the outstanding principal balance and accrued interest of the term loan was approximately $112.0 million.
          European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiary have a £40.0 million (approximately $79.4 million as of March 31, 2008) credit facility with Burdale Financial Limited. The facility consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $59.5 million as of March 31, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.9 million and $11.5 million, respectively, as of March 31, 2008).

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
          The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On March 31, 2008, these rates for borrowings were approximately 7%, 8.25% and 7.125% for the property term loan, the intellectual property term loan and the revolver loan, respectively.
          As of March 31, 2008, under the revolver loan, Salton had outstanding borrowings of £4.3 million (approximately $8.7 million). Under the term loans, Salton had a total of £9.345 million (approximately $18.5 million) of borrowings outstanding.
          The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of Salton’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, Salton is required to comply with a fixed charge coverage ratio.  Salton was in compliance with all covenants as of March 31, 2008.
          Series D Preferred Stock. On December 28, 2007 in connection with the merger, Salton issued 110,231.336 shares of a new series of preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
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
          Dividends.  The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of March 31, 2008, accrued dividends totaled approximately $4.6 million.
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

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
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
11. PENSION BENEFITS PLANS
     The components of net periodic pension cost are as follows:

	Domestic		Salton Europe		Total
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
	(In thousands)
Three Months Ended:
Service cost benefits earned during the period	$42	$42	$126	$126	$168	$168
Interest cost on projected benefit obligation	175	175	526	525	701	699
Actuarial return on plan assets	(177)	(167)	(532)	(501)	(709)	(668)
Net amortization and deferral	42	48	127	144	170	192

Net pension costs	$82	$98	$247	$294	$330	$391

Nine Months Ended:
Service cost benefits earned during the period	$112	$125	$335	$366	$448	$479
Interest cost on projected benefit obligation	694	631	2,081	1,854	2,778	2,424
Actuarial return on plan assets	(799)	(605)	(2,394)	(1,778)	(3,195)	(2,324)
Net amortization and deferral	7	153	20	450	26	588

Net pension costs	$14	$304	$42	$892	$57	$1,167

          Salton expects to contribute $0.7 million to its domestic pension plans and $1.6 million to its European pension plan in fiscal 2008. As of March 31, 2008, $0.4 million and $0.8 million of contributions have been made to the domestic and European plans, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Salton” refer to Salton, Inc. and its subsidiaries, unless the context otherwise requires.
General
          Salton is a leading marketer and distributor of a broad range of branded small household appliances. We market and distribute small kitchen and home appliances, pet products and pest products. We have a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Russell Hobbs®, Toastmaster®, LitterMaid®, and Farberware®. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.
          We manage our operations through one business segment.
Business Strategy
          Our business strategy includes the following:
          Maximizing utility of our brand assets. We have world-class brands that we position against distinctive consumer segments.  Our product strategies and marketing plans are tailored to the unique needs of our consumers allowing us to surpass their expectations.
          Leveraging innovation and strategic marketing to drive profitability. We intend to drive revenues through innovation within our core appliance categories, using new technologies and new marketing platforms. We also intend to create new categories or grow categories through distinctive products and brand development.
          Creating long-term cost and quality advantages for our customers. We maintain a value chain for our customers that meets their cost and quality objectives by leveraging our growing competency in sourcing.
          Pursuing acquisitions. We seek to identify acquisitions that have the potential to enhance our range of product offerings and market reach.
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
          In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between Salton and Harbinger Capital Partners, Harbinger Capital Partners purchased from Salton 110,231.336 shares of a new series of Salton’s preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to Salton $14,989,000 principal amount of Salton’s 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of Salton Second Lien Notes (the “Second Lien Notes”), together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger. Each share of Series D Preferred Stock has an initial liquidation preference of $1,000 per share and the holders thereof are entitled to cumulative dividends payable quarterly at an annual rate of 16%. The Series D preferred stock must be redeemed in cash by Salton on the earlier of the date Salton is acquired or the six year anniversary of the original date of issuance at a value of 100% of the liquidation preference plus all accrued dividends.
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
          The pay-off of the Wells Fargo Credit Agreement included a make-whole fee of $14 million.
          In connection with the consummation of the merger, Salton entered into:
•	a Third Amended and Restated Credit Agreement dated as of December 28, 2007 (the “First Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Bank of America, N.A., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $200 million revolving credit facility;

•	a Term Loan Agreement dated as of December 28, 2007 (the “Second Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provided for a 5-year $110 million term loan facility (which was subsequently increased to $125 million); and

•	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of Salton’s other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $79.4 million) credit facility. The facility agreement consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $60 million) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.9 million and $11.5 million, respectively.)
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
          You should carefully consider the following risk factors, together with the other information contained in (a) our annual report on Form 10-K for the year ended June 30, 2007 and (b) the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on November 27, 2007, in evaluating us and our business before making an investment decision regarding our securities:
•	Our margins may be adversely impacted by increases in raw material prices.

•	The costs of the products purchased by us could increase as a result of fluctuations in the Chinese currency.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry in general could adversely affect our results of operations.

•	We purchase a large number of products from two suppliers. Production-related risks with these suppliers could jeopardize our ability to realize anticipated sales and profits until alternative supply arrangements are secured.

•	The failure of our business strategy could seriously hurt our financial condition and results of operations.

•	Our international operations subject us to additional business risks and may cause our profitability to decline due to increased costs.

•	Harbinger Capital Partners has effective control over the outcome of actions requiring the approval of our stockholders.

•	Due to the merger and related ownership changes of Salton, certain tax assets consisting primarily of net operating losses will be limited in annual use due to Section 382 limitations.

•	If the household appliance sector of the retail industry experiences an economic slowdown, our results of operations will suffer.

•	Our ability to obtain products may be adversely impacted by changes in worldwide supply of or demand for raw materials.

•	We depend on third party suppliers for the manufacturing of substantially all of our products and if we fail to develop and maintain relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently source products that meet our standards for quality could be adversely affected.

•	We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

•	A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of our products.

•	Significant fluctuations in the exchange rate between the U.S. dollar and the currencies in which our costs are denominated may reduce our sales or profits.

•	We may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.

•	If we were to lose one or more of our major customers, or suffer a major reduction of orders from them, our financial results would suffer.

•	Any reduction in trade credit from our suppliers could seriously harm our operations and financial condition.

•	The small electric household appliance industry is consolidating, which could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.

•	The small household appliance industry is highly competitive and we may not be able to compete effectively, causing us to lose market share and sales.

•	We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality, which may cause our results of operations to fluctuate.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	Long lead times, potential material price increases and customer demands may cause us to purchase more inventory than necessary, which may lead to increased obsolescence and adversely affect our results of operations.

•	Our financing arrangements could subject us to various restrictions that could limit our operating flexibility.

•	Our leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

•	We may not be able to fund our debt service obligations through operating cash flow in the future, which could force us to seek alternative means of funding, possibly on unfavorable terms.

•	Sales of our common stock by Harbinger Capital Partners could cause the trading price of our common stock to decline.

•	The market price of our common stock could decline if we fail to achieve the expected benefits of the merger with Applica.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could suffer.

•	Our actual liabilities relating to environmental matters may exceed our expectations.

•	Product recalls or lawsuits relating to defective products could adversely impact our results of operations.

•	The infringement or loss of our proprietary rights could harm our business.

•	We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

•	Compliance with governmental regulations could significantly increase our operating costs or prevent us from selling our products.

•	The requirements of complying with the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.

•	Our stock price may continue to be volatile.

•	Our common stock was delisted from the New York Stock Exchange and now is an over-the-counter security quoted on The Pink Sheets Electronic Quotation Service.

•	Companies quoted on the Pink Sheets are not subject to corporate governance requirements in order for their shares to be quoted, and we have more limited protections against conflicts of interest, related party transactions and similar matters.

•	We do not anticipate paying dividends.
          Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. You are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

Results of Operations
          Although legally Salton acquired APN Holdco, after the merger, APN Holdco’s former stockholders held a majority of the outstanding common stock of the combined company. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton by APN Holdco under the purchase method of accounting pursuant to U.S. generally accepted accounting principles.
Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007
          Net Sales. Consolidated net sales for the three months ended March 31, 2008 increased by $86.3 million to $187.5 million, an increase of 85.2% as compared to the 2007 period. Approximately $85.4 million of the increase was attributable to the merger between Salton and APN Holdco.
          For the three months ended March 31, 2008, sales in our three geographical regions were as follows:
•	sales in North, South and Central America were $131.9 million;

•	sales in Europe were $44.0 million; and

•	sales in the remainder of the world were $11.5 million.
          For the three months ended March 31, 2008, sales by brand were as follows:
•	sales of Black & Decker® branded products were $92.5 million;

•	sales of Russell Hobbs® branded products were $36.5 million;

•	sales of George Foreman® branded products were $31.2 million; and

•	sales of other branded products were $27.2 million.
          Gross Profit. Gross profit margins increased to 30.9% for the three months ended March 31, 2008 as compared to 28.9% for the same period in 2007. The increase was primarily attributable to a favorable product mix.
          Operating Expenses. Operating expenses increased by approximately $30.0 million to $61.5 million for the three months ended March 31, 2008 compared to the same period in 2007. Approximately $24.6 million of the increase was attributable to the merger between Salton and APN Holdco. As a percentage of sales, operating expenses increased to 32.8% for the three months ended March 31, 2008 compared to 31.1% for the 2007 period.
          Included in the three months ended March 31, 2008 were:
•	promotion and advertising expenses of $2.0 million attributable to new product launches; and

•	legal expenses of $1.7 million related to our pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box.
          Integration and transition expenses. In connection with the merger, Salton incurred $7.8 million in integration and transition-related costs that were expensed in the quarter ended March 31, 2008. These costs were primarily related to the integration and transition of the North American operations of Salton and APN Holdco. Management anticipates that Salton will continue to incur significant integration and transition-related expenses for the remainder of the fiscal year ended June 30, 2008.
          Interest Expense. Interest expense increased $12.5 million to $13.6 million for the three months ended March 31, 2008, as compared to $1.1 million for the same period in 2007. The increase was a result of the new financial arrangements executed in connection with the merger.
          Taxes.  Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the three months ended March

31, 2008, we had an effective tax rate of 16% before valuation allowances on deferred tax assets, as compared to 38% for the same period in 2007 before valuation allowances on deferred tax assets. The difference in the effective rates is due to the inclusion of legacy Salton in the period ended March 31, 2008.
Nine Months Ended March 31, 2008 Compared To Nine Months Ended March 31, 2007
          Net Sales. Consolidated net sales for the nine months ended March 31, 2008 increased by $90.6 million to $471.8 million, an increase of 23.8% as compared to the 2007 period. Approximately $85.4 million of the increase was attributable to the merger between Salton and APN Holdco.
          For the nine months ended March 31, 2008, sales in our three geographical regions were as follows:
•	sales in North, South and Central America were $416.2 million;

•	sales in Europe were $44.0 million; and

•	sales in the rest of the world were $11.5 million.
          For the nine months ended March 31, 2008, sales in by brand were as follows:
•	sales of Black & Decker® branded products were $357.0 million;

•	sales of Russell Hobbs® branded products were $36.5 million;

•	sales of George Foreman® branded products were $31.2 million; and

•	sales of other branded products were $47.0 million.
          Gross Profit. Gross profit margins increased to 30.6% for the nine months ended March 31, 2008 as compared to 28.6% for the same period in 2007. The increase was primarily attributable to a favorable product mix.
          Operating Expenses. Operating expenses increased by approximately $23.6 million to $134.5 million for the nine months ended March 31, 2008 compared to the same period in 2007. Approximately $24.6 million of the increase was attributable to the merger between Salton and APN Holdco. As a percentage of sales, operating expenses decreased to 28.5% for the nine months ended March 31, 2008 compared to 29.1% in the 2007 period.
          Included in the nine months ended March 31, 2008 were:
•	promotion and advertising expenses of $3.0 million attributable to new product launches; and

•	legal expenses of $2.9 million related to our pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box.
          Integration and transition expenses. In connection with the merger, Salton incurred $9.1 million in integration and transition-related costs that were expensed in the nine months ended March 31, 2008. These costs were primarily related to the integration and transition of the North American operations of Salton and APN Holdco. Management anticipates that Salton will continue to incur significant integration and transition-related expenses for the remainder of the fiscal year ended June 30, 2008.
          Interest Expense. Interest expense increased $8.0 million to $15.1 million for the nine months ended March 31, 2008, as compared to $7.1 million for the same period in 2007. The increase was a result of the new financial arrangements executed in connection with the merger.
          Interest and Other Income. Interest and other income for the nine months ended March 31, 2008 included the following:
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
          Taxes.  Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the nine months ended March 31, 2008, we had an effective tax rate of 11% before valuation allowances on deferred tax assets, as compared to 55% for the same period in 2007 before valuation allowances on deferred tax assets. The difference in the effective rates is due to the inclusion of legacy Salton in the period ended March 31, 2008.

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
          Operating Activities. For the nine months ended March 31, 2008, our operations used cash of $4.4 million, compared with a use of cash of $14.8 million for same period in 2007. The improvement is attributable to improvements in working capital offset by integration and transition-related costs as a result of the merger with APN Holdco.
          Investing Activities. For the nine months ended March 31, 2008, investing activities generated cash of $22.0 million compared to a use of cash of $1.0 million in the nine months ended March 31, 2007. The cash generated in the nine months ended March 31, 2008 was primarily attributed to cash of $17.0 million acquired as a result of the merger and the proceeds from the sale of the land and building that housed our manufacturing facility in Mexico.
          Financing Activities. Net cash used in financing activities was $9.9 million in the nine months ended March 31, 2008, compared to cash generated of $14.8 million in the nine months ended March 31, 2007. Borrowings under our lines of credit in the 2008 period were higher than in 2007 primarily as the result of the redemption in January 2008 of all of the outstanding 12 1/4% Senior Subordinated notes due April 15, 2008 (except for the notes held by Harbinger Capital Partners, which were converted to Series D Preferred Stock effective upon the merger) at a price of 101% plus accrued and unpaid interest of $43.4 million.
Capital Resources
          At March 31, 2008, debt as a percent of total capitalization was 61.6%, as compared to 4.0% at June 30, 2007. The increase was a result of the new financial arrangements executed in connection with the merger.
          North American Credit Facility. We have a $200 million senior revolving credit facility that is secured by a lien on our North American inventory and receivables. The facility includes an accordion feature which permits us to request an increase in the aggregate revolver amount by up to $75,000,000. On February 28, 2008, in connection with the syndication by Bank of America, N.A. of the North American credit facility, we entered into an amendment to such facility that, among other things, increased the applicable borrowing margins by 50 basis points.
          At our option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability, which was 2.0% on March 31, 2008 and 2.5% on May 12, 2008), which was 4.7% on March 31, 2008 and 5.0% on May 12, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, which was 0.25% on March 31, 2008 and 0.75% on May 12, 2008), which was 5.5% on March 31, 2008 and at 5.75% on May 12, 2008.
          Management expects LIBOR borrowing margins under the North American credit facility to remain between 2.0% and 2.5% through December 31, 2008. Management expects Base Rate borrowing margins under the credit facility to remain between 0.25% and 0.75% through December 31, 2008.

          Advances under the North American credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories of our North American operations. Under the credit facility, we must comply with a minimum monthly EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. We were in compliance with all covenants as of March 31, 2008.
          As of March 31, 2008, we were borrowing approximately $93.4 million under our North American credit facility. As of May 12, 2008, we were borrowing approximately $105.2 million under the facility.
          Harbinger Term Loan. We have a $125 million term loan due December 2012 with Harbinger Capital Partners. The term loan is secured by a lien on our North American assets, which is subordinate to our North American credit facility. On April 29, 2008, we entered into an amendment to the term loan, which, among other things:
•	provided for the payment of interest by automatically having the outstanding principal amount increase by an amount equal to the interest due (the “PIK Option”) from January 31, 2008 through March 31, 2009;

•	provided us the option, after March 31, 2009, to pay the interest due on such loan either (i) in cash or (ii) by the PIK Option;

•	increased the applicable borrowing margins by 150 basis points (the “Margin Increase”) as consideration for the right to have the PIK Option;

•	eliminated our obligation to gross up any withholding tax payments in respect of the Margin Increase;

•	increased the outstanding loan amount by $15 million from $110 million to $125 million to fund general corporate purposes; and

•	provided us a delayed draw option to draw down up to an additional $15 million in the next 24 months in installments of at least $5 million to fund general corporate purposes.
          The term loan bears interest at the LIBOR rate plus 800 basis points, which was set at 10.7% at March 31, 2008 and 10.9% at May 12, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009 with all unpaid amounts due at maturity. As of March 31, 2008, the outstanding principal balance and accrued interest of the term loan was approximately $112.0 million and as of May 12, 2008, the outstanding principal balance and accrued interest was approximately $128.0 million.
          European Credit Facility.  Salton Holdings Limited, Salton Europe Limited and certain European subsidiary have a £40.0 million (approximately $79.4 million as of March 31, 2008) credit facility with Burdale Financial Limited.  The facility agreement consists of a revolving credit facility (which is based upon percentages of eligible accounts receivable and inventories of our European operations) with an aggregate notional maximum availability of £30.0 million (approximately $59.5 million as of March 31, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.9 million and $11.6 million, respectively, as of March 31, 2008).
          The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On March 31, 2008, these rates for borrowings were approximately 7%, 8.25% and 7.125% for the property term loan, the intellectual property term loan and the revolver loan, respectively. On May 12, 2008, these rates for borrowings were approximately 6.75%, 8% and 6.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively.
          As of March 31, 2008, under the revolver loan, we had outstanding borrowings of £4.3 million (approximately $8.7 million). Under the term loans, we had a total of £9.345 million (approximately $18.5 million) of borrowings outstanding. As of May 12, 2008, under the revolver loan, we had outstanding borrowings of £1.5 million (approximately $3.0 million). Under the term loans, we had a total of £9.345 million (approximately $18.5 million) of borrowings outstanding.

           The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of our European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, we are required to comply with a fixed charge coverage ratio.  We were in compliance with all covenants as of March 31, 2008.
          Series D Preferred Stock. On December 28, 2007 in connection with the Merger, Salton issued 110,231.336 shares of a new series of its preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
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
          Dividends.  The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of March 31, 2008, accrued dividends totaled approximately $4.6 million. As of May 12, 2008, accrued dividends totaled approximately $6.1 million.
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
          This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at March 31, 2008 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.
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
          Long-Lived Assets.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
          Intangible Assets.  Identifiable intangibles with indefinite lives are not amortized. Management evaluates the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. Management measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on various valuation techniques, including the discounted value of estimated future cash flows.

The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated.
          Goodwill.  Management evaluates the carrying value of goodwill and other indefinite lived intangible assets annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, management compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which uses comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Our annual evaluation of goodwill is in the second quarter of our fiscal year ending June 30.
          Other Estimates. During previous years, we have made significant estimates in connection with specific events affecting our expectations. These have included accruals relating to the consolidation of our operations, plant closings, reduction in employees and product recalls. Additionally, we make a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Circumstances could change which may alter future expectations regarding such estimates. Historically, past changes to these estimates have not had a material impact on our financial condition, but from time to time have significantly affected operations.
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
          As of March 31, 2008, there were no outstanding interest rate management contracts. We will initiate interest rate risk management contracts in 2008 only to the extent considered necessary to meet our objectives.
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
          As of March 31, 2008, there were no outstanding foreign exchange risk management contracts. We will initiate foreign exchange risk management contracts in 2008 only to the extent considered necessary to meet our objectives.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
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
          The original complaint in this action alleged a claim for breach of contract against Applica Incorporated, a subsidiary of Salton, Inc., and number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger. On October 22, 2007, the Plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, we believe that any claim for specific performance is moot. We filed a motion to dismiss the amended complaint on December 21, 2007.  Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008.
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
          George Foreman Distributor Litigation. We and our Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one our distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. We strongly dispute this allegation. The plaintiff has obtained an ex-parte attachment order preventing one of its customers from paying any monies to Salton HK, which total approximately $937,000. We have challenged the attachment order, which remains pending.
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
Item 6. Exhibits.
(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SALTON, INC. (Registrant)
May 14, 2008	By:	/s/ Terry L. Polistina
Terry L. Polistina
Chief Executive Officer and President

May 14, 2008	By:	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President and Chief Financial Officer