Form 10-K
period 2008-06-30
SALTON INC
filed 2008-09-26
CIK 878280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-19557
SALTON, INC.

(Exact Name of Registrant as Specified in our Charter)

Delaware	36-3777824

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 S. Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
(954) 883-1000

(Registrant’s Telephone Number, Including Area Code)
Former Name, If Changed Since Last Report:
Not Applicable
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended December 31, 2007 was approximately $12.2 million based on the closing stock price of $0.21 on December 31, 2007.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on September 15, 2008
Common Stock, $0.01 par value	731,874,316
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

Part I
Item 1. Business
Ex-21.1 Subsidiaries of the Registrant
Ex-23.1 Consent of Independent Registered Public Accountant
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
          As used in this Annual Report on Form 10-K, “we”, “our”, “us”, the “Company” and “Salton” refer to Salton, Inc. and our subsidiaries, unless the context otherwise requires.
          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates”, “projects”, “management believes”, “Salton believes”, “intends”, “expects”, and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in Item 1A. “Risk Factors” below. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or our achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Part I
Item 1. Business
Overview
          Based in Miramar, Florida, we are a leading marketer and distributor of a broad range of branded small household appliances. We market and distribute small kitchen and home appliances, pet and pest products, water products and personal care products. We have a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Russell Hobbs®, Toastmaster®, LitterMaid® and Farberware®. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.
          We manage our operations through one business segment.
Business Strategy
          Our business strategy includes the following:
          Maximizing utility of our brand assets. We have a stable of world-class brands that we position against distinctive consumer segments. Our product strategies and marketing plans are tailored to the unique needs of our consumers allowing us to surpass their expectations.
          Leveraging innovation and strategic marketing to drive profitability. We drive revenues through innovation within our core appliance categories, using new technologies and new marketing platforms. We also intend to create new categories or grow categories through distinctive products and brand development.
          Creating long-term cost and quality advantages for our customers. We maintain a value chain for our customers that meets their cost and quality objectives by leveraging our growing competency in sourcing.
          Pursuing acquisitions. We seek to identify acquisitions that have the potential to enhance our range of product offerings and market reach.
Merger with Applica
          On December 28, 2007, our stockholders approved all matters necessary for the merger of SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton (“Merger Sub”), with and into APN Holding Company, Inc, a Delaware corporation (“APN Holdco”) and the parent of Applica Incorporated, a Florida corporation (“Applica”). As a result of the merger, APN Holdco became a wholly-owned subsidiary of Salton. The merger was consummated pursuant to an Agreement and Plan of Merger dated as of October 1, 2007 by and among Salton, Merger Sub and APN Holdco.

          Immediately prior to the merger, Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”) owned 75% of the outstanding shares of common stock of APN Holdco and Harbinger Capital Partners Special Situations Fund, L.P. (together with the Master Fund, “Harbinger Capital Partners”) owned 25% of the outstanding shares of common stock of APN Holdco. Pursuant to the merger agreement, all of the outstanding shares of common stock of APN Holdco held by Harbinger Capital Partners were converted into an aggregate of 595,500,405 shares of our common stock.
          In connection with the consummation of the merger, we amended the terms of our Series A Voting Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and the terms of our Series C Nonconvertible (Non-Voting) Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”), to provide for the automatic conversion immediately prior to the effective time of the merger of each share of Series A Preferred Stock into 2,197.49 shares of our common stock and of each share of Series C Preferred Stock into 249.56 shares of our common stock.
          Immediately prior to the effective time of the merger, Harbinger Capital Partners owned an aggregate of 30,000 shares of Series A Preferred Stock and 47,164 shares of Series C Preferred Stock. All of the outstanding shares of Series A Preferred Stock were converted at the effective time of the merger into an aggregate of 87,899,600 shares of our common stock (65,924,700 of which were issued to Harbinger Capital Partners). In addition, all of the outstanding shares of Series C Preferred Stock were converted at the effective time of the merger into an aggregate of 33,744,755 shares of our common stock (11,770,248 of which were issued to Harbinger Capital Partners).
          In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between us and Harbinger Capital Partners, Harbinger Capital Partners purchased from us 110,231.336 shares of a new series of our preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to us $14,989,000 principal amount of our 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of our Second Lien Notes, together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger.
          As of June 30, 2008, Harbinger Capital Partners beneficially owns approximately 94% of the outstanding shares of our common stock.
          Immediately prior to the effective time of the merger, we filed with the Secretary of State of Delaware an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock to one billion.
     See Note 2, Mergers and Acquisitions, of the consolidated financial statements included in Schedule I of this Annual Report on Form 10-K for further information on the merger.
Financings
          In connection with the consummation of the merger, we repaid in full all obligations and liabilities owing under: (i) that certain Amended and Restated Credit Agreement, dated as of May 9, 2003 and amended and restated as of June 15, 2004 (the “Wells Fargo Credit Agreement “), by and among the financial institutions identified on the signature pages thereof (the “Lenders”), Wells Fargo Foothill, Inc., as administrative agent and collateral agent for the Lenders, Silver Point Finance, LLC, as the co-agent, syndication agent, documentation agent, assigner and book runner, Salton, Inc., each of our subsidiaries identified on the signature pages thereof as Borrowers and each of our subsidiaries identified on the signature pages thereof as Guarantors; and (ii) that certain second lien Credit Agreement dated as of August 26, 2005 among the financial institutions named therein, as the lenders, The Bank of New York, as the agent, Salton, Inc. and each of our that were signatories thereto, as the borrowers, and each of our other subsidiaries that are signatories thereto, as guarantors.
          The pay-off of the Wells Fargo Credit Agreement included a make-whole fee of $14 million.
          In connection with the consummation of the merger, we entered into:

•	a Third Amended and Restated Credit Agreement dated as of December 28, 2007 (the “First Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Bank of America, N.A., as administrative agent and collateral agent, Salton, Inc. and each of our subsidiaries identified on the signature pages thereof as borrowers and each of our subsidiaries identified on the signature pages thereof as guarantors, that provides for a 5-year $200 million revolving credit facility;

•	a Term Loan Agreement dated as of December 28, 2007 (the “Second Lien Credit Agreement”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton, Inc. and each of our subsidiaries identified on the signature pages thereof as borrowers and each of our subsidiaries identified on the signature pages thereof as guarantors, that provided for a 5-year $110 million term loan facility (which was subsequently increased to $140 million); and

•	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of our other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $72.0 million based on the exchange rate at September 15, 2008) credit facility. The facility agreement consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $54.0 million based on the exchange rate at September 15, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.3 million and $10.4 million, respectively, based on the exchange rate at September 15, 2008).
Products
          We primarily distribute five categories of products: kitchen products, home products, pet products, personal care products and pest control products. The table below sets forth the approximate amounts and percentages of our consolidated net sales by product category during the periods shown.
          Although in legal form we acquired APN Holdco, after consummation of the merger, APN Holdco’s former stockholders held a majority of the outstanding common stock of the combined company. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of our company by APN Holdco under the purchase method of accounting pursuant to U.S. generally accepted accounting principles. Pursuant to the requirements of SFAS No. 141, the information presented below represents the sales of APN Holdco for the periods presented and only includes the sales of Salton from the date of the consummation of the merger, which was December 28, 2007.

	Year ended June 30, 2008		Six months ended June 30, 2007		Year ended December 31, 2006
	Successor		Successor		Predecessor
	(Dollars in thousands)
	Net Sales	%	Net Sales	%	Net Sales	%
Kitchen Products	$513,190	76%	$135,858	65%	$320,676	68%
Home Products	119,513	18%	52,196	25%	107,685	23%
Pet Products	24,978	4%	16,093	8%	32,775	7%
Personal Care Products	10,311	1%	—	0%	—	0%
Pest Control Products	7,496	1%	4,851	2%	8,431	2%
Other Products	931	0%	—	0%	901	0%

Consolidated	$676,419	100%	$208,998	100%	$470,468	100%

          The kitchen products group includes cooking, beverage and food preparation products and constitutes our largest product category. We provide customers with a broad product line in the small kitchen appliances market, primarily at mid to high-tier price points. Our products in this category include grills, kettles, toaster ovens, toasters, blenders, can openers, coffee grinders, coffee makers, electric knives, jar openers, skillets, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers and other similar products. Significant brands for this category include Black & Decker®, George Foreman®, Russell Hobbs®, Juiceman® and Breadman®.
          The home products group includes garment care products, such as hand-held irons. Significant brands for this category include Black & Decker® and Russell Hobbs®. Home products also include water filtration devices under the Clear2O® brand. We also distribute vacuum cleaners under the Black & Decker ® brand in Latin America.
          The pet product group includes the LitterMaid® Classic patented self-cleaning cat litter box and the newer LitterMaid ® Elite litter box, which contains innovative, consumer-driven features such as a sleep timer and a built-in ionic air cleaner. The LitterMaid ® product line also delivers a recurring revenue stream from consumable accessories, including privacy tents, litter carpets, charcoal filters, corn-based litter and replaceable waste receptacles, all specially designed for use with the LitterMaid ® automatic litter box.
          Our pest control products group includes pest control and repelling devices that use ultra-sonic or sub-sonic sound waves to control insects and rodents, primarily in homes. The core of the business is the ultrasonic direct plug-in pest repellers marketed under the Black & Decker ® brand name.
          Our personal care products group offers a broad range of personal care and wellness products including hair care, beauty and oral health care items. Significant brands for this category include Carmen®, Orva™ and Ultrasonex®.
Product Development
          Our product development process is designed to better serve consumer needs and maximize our available resources. The process is focused on quality, design, appropriate performance characteristics and speed-to-market. We have product development teams dedicated to creating innovative products in and outside of our core categories. This internal process also helps us manage the improvement of quality, performance and cost of existing products.
          We also work closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy marketplace requirements and changing consumer preferences. We design the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing.
          New products are those that require a new mold, have a new feature or benefit, or those that have not been in our product line in the previous 12 months. Adding features or providing a “fresh” look to existing products, either through design upgrades or creative packaging, is a necessity for maintaining consumer preferences, protecting existing retailer shelf space and maintaining acceptable price points. Some of the new products for the 2008 fiscal year included:
•	the Cyclone™ series blenders;

•	the All-Temp Steam® irons series; and

•	the Power Pro® food processor.
Brands
          Our portfolio contains many time-honored traditional brands, as well as recently established names, within the world-wide housewares industry. We believe this brand portfolio contains many brands with strong consumer recognition throughout the world. Our significant brands include:

Black & Decker®	Clear2O®	Juiceman®	Toastmaster®
Breadman®	Farberware®	LitterMaid®
Carmen®	George Foreman®	Russell Hobbs®

          In addition, we own certain other brands, such as Salton®, Windmere®, Orva™, Star Academy™, Haden™, Ultrasonex® and Tower™, and sub-brands, including Gizmo TM , SmartBrew TM, Digital Advantage TM , Toast R Oven TM and Quick N’ Easy TM . We license the Spacemaker TM brand for under the cabinet kitchen appliances. We continue to develop new brands and sub-brands for product differentiation at the retail level.
          We license the Black & Decker® brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. The major portion of our revenue is generated through the sale of Black & Decker® branded products, which represented approximately 67% of our total consolidated revenue in the 2008 fiscal year, 90% for the six months ended June 30, 2007, and 84% for the year ended December 31, 2006. (Pursuant to the requirements of SFAS No. 141, the information presented above represents the sales of APN Holdco for the periods presented and only includes the sales from the consummation of the merger, which was December 28, 2007.) We also license certain other brands for use in our product categories, including Farberware®.
          We continue to enhance our portfolio through licensing agreements and strategic alliances.
Strategic Alliances
          We continue to pursue strategic alliances to further differentiate our products and to create growth opportunities. Such alliances may include brand development and product development alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. We have worked closely with The Black & Decker Corporation to ensure that the Black & Decker ® brand representation is seamless to the consumer.
Suppliers
          Substantially all of our finished products are acquired from third party suppliers, primarily in Asia. We purchase a significant amount of our finished products from two suppliers which accounted for approximately 47% of total purchases for the fiscal year ended June 30, 2008, 35% for the six months ended June 30, 2007 and 53% for the year ended December 31, 2006. We maintain supply contracts with many of our third party suppliers, which include standard terms for production, delivery, quality and indemnification for product liability claims. Specific production amounts are ordered by separate purchase orders.
Intellectual Property
          We manufacture and distribute products with features for which we have filed or obtained licenses for trademarks, patents and design registrations in the United States and in several foreign countries. Our right to these patents and trademarks is a significant part of our business and our ability to create demand for our products is dependent to a large extent on our ability to capitalize on them. We own the following significant brand names:

George Foreman®	Clear2O®	Russell Hobbs®
Breadman®	Juiceman®	Toastmaster®
Carmen™	LitterMaid®
          We license the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In December 2007, we and The Black & Decker Corporation extended the trademark license agreement for a third time through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Under the agreement as extended, we agreed to pay The Black & Decker Corporation royalties based on a percentage of sales, with minimum annual royalty payments as follows:
•	Calendar Year 2008: $13,500,000

•	Calendar Year 2009: $14,000,000

•	Calendar Year 2010: $14,500,000

•	Calendar Year 2011: $15,000,000

•	Calendar Year 2012: $15,000,000

          The agreement also requires us to comply with minimum annual return rates for products.
          If The Black & Decker Corporation does not agree to renew the license agreement, we have 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, The Black & Decker Corporation may elect to extend the license to use the Black & Decker® brand to certain additional product categories. Black & Decker has approved several extensions of the license to additional categories including home environment and pest products.
          We license the Farberware® brand from the Farberware Licensing Company in the United States, Canada and Mexico for several types of household appliances, including beverage products, food preparation products, garment care products and cooking products. The term of the license is through 2010 and can be renewed for additional periods upon the mutual agreement of both parties. Under the agreement, we agreed to pay Farberware Licensing Company royalties based on a percentage of sales, with minimum annual royalty payments as follows:
•	Fiscal Year 2008: $1,300,000

•	Fiscal Year 2009: $1,400,000

•	Fiscal Year 2010: $1,500,000
          We own the LitterMaid® trademark for self-cleaning litter boxes and have extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. We own two patents and have exclusive licenses to three other patents covering the LitterMaid® litter box, which require us to pay royalties based on a percentage of sales. The license agreements are for the life of the applicable patents and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.
          We maintain various other licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements.
Customers
          We market our products primarily through mass merchandisers, but also distribute to home improvement warehouses, specialty retailers, catalogers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, and independent distributors, as well as through e-commerce websites. Our top two customers are Wal-Mart Stores, Inc., and Target Corporation, which accounted for approximately 35% of consolidated net sales in fiscal 2008, 43% for the six months ended June 30, 2007 and 44% for the calendar year ended December 31, 2006. Wal-Mart accounted for approximately 24% of our consolidated net sales for fiscal year ended June 30, 2008, 28% for the six months ended June 30, 2007, and 33% for the calendar year 2006. Target Corporation accounted for approximately 11% of our consolidated net sales for fiscal year ended June 30, 2008, 15% for the six months ended June 30, 2007, and 11% for the calendar year ended 2006. No other customer accounted for more than 10% of consolidated net sales during fiscal year ended June 30, 2008, six months ended June 30, 2007 or calendar year 2006.
Sales, Marketing and Distribution
          Our products are sold principally by an internal sales staff located in North America, Latin America, Europe, Australia and New Zealand. We also use independent sales representatives, primarily in Central America and the Caribbean. In addition to directing our marketing efforts toward retailers, we sell certain of our products directly to consumers through infomercials and our internet website.
          We use media advertising, cooperative advertising and other promotional materials to promote our products and develop brand awareness. We enhance the equity of key brands through design, promotion and product functionality based on consumer feedback. We provide promotional support for our products with the aid of television, radio and print advertising, cooperative advertising with retailers and in-store displays and product demonstrations. We believe that these promotional activities are important to strengthening our brand name recognition. The level of promotional effort targeted toward sales velocity and brand building is determined by the profitability of the category, the strategic importance of the brand and retailer plans.
          We distribute most of our products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores.
          Our policy is to maintain our inventory at levels reasonably necessary to service the rapid delivery requirements of our customers. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel.
Backlog
          Our backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. We do not believe that the amount of backlog orders is a significant predictor of our business.
Seasonality
          Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the second half of the calendar year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for the holiday season. The majority of our sales occur during the first half of our fiscal year (July through December).
Competition
          The sale of small household appliances is characterized by intense competition. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies. We compete with various domestic, foreign and international marketers and distributors, some of which have substantially greater financial and other resources than we do. We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.
          Primary competitive brands in the household appliance market include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Delonghi, Kenwood, Philips, Group SEB, Morphy Richards, Breville and Tefal. In addition, we compete with retailers who use their own private label brands for household appliances. Primary competitive brands in the pet and pest market include Petmate, Sunbeam and Coleman.
Regulation
          As a marketer and distributor of consumer products in the United States, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In March 2008, we, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 12,000 units of two-slice electric toasters sold under various brands.
          Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. (“UL”) is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. We also use the ETL SEMKO division of Intertek for certification and testing of compliance with UL standards, as well as other national and industry-specific standards. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.
          Laws regulating certain consumer products also exist in some cities and states, as well as in other countries in which we sell our products. We believe that we are in substantial compliance with all of the laws and regulations applicable to us and our products.
          Certain of the products sold by us in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices.
          Our pest control products are subject to various regulations, including regulations promulgated by the U.S. Environmental Protection Agency, as well as laws and regulations of the states and applicable state agencies. Additionally, certain of our water filtration products are certified by NSF International, an independent, not-for-profit organization which develops national standards for public health and safety.
Employees
          As of September 15, 2008, we had approximately 325 full-time employees in North America, approximately 150 full-time employees in Hong Kong and mainland China, approximately 260 full-time employees in Europe, approximately 125 full-time employees in Latin America and the Caribbean and approximately 45 employees located in other parts of the world. From time to time, we also use the services of seasonal employees.
          None of our employees are covered by a collective bargaining agreement. We believe that we have satisfactory working relations with our employees.
Other Matters
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
          Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC, at our website at http://www.saltoninc.com. The content of our website is not a part of this report. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Salton, Inc., 3633 S. Flamingo Road, Miramar, Florida 33027, attention: Corporate Secretary, telephone: (954)883-1000. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery. In addition, we have our Code of Business Conduct and Ethics available free of charge through our website at http://www.saltoninc.com.
Item 1A. Risk Factors
          You should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.
Our margins may be adversely impacted by increases in raw material prices.

          The cost of our products may be impacted by global increases in the price of petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging). Although we may increase the prices of certain of our goods to our customers, we cannot assure you that we will be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.
The costs of the products purchased by us could increase as a result of fluctuations in the Chinese currency.
          In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. However, U.S. groups argued that the peg made China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At September 15, 2008, the renminbi exchange rate was 6.85 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs. If we are unable to pass on the cost increases to customers, our gross profit would decline. An increase in product prices might lead to a decrease in demand for our products.
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
The failure of our business strategy could seriously hurt our financial condition and results of operations.
          As part of the post-merger business strategy, we plan to:
•	Maximize utility of our brand assets;

•	Leverage innovation and strategic marketing to drive profitability;

•	Create long-term cost and quality advantages for our customers; and

•	Pursue acquisitions.
          Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our suppliers, information technology systems and other resources. To manage growth effectively, we must maintain a high level of quality, properly manage our third-party suppliers, continue to enhance our operational, financial and management systems and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas, which could cause our financial condition and results or operations to suffer.
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
These factors may have a material adverse effect on our ability to increase or maintain our supply of products, our financial condition or the results of our operations.
Harbinger Capital Partners has effective control over the outcome of actions requiring the approval of our stockholders.
          Harbinger Capital Partners beneficially owns approximately 94% of our outstanding shares of voting capital stock. Therefore, it (a) has the ability to exert substantial influence and actual control over our management policies and affairs, (b) controls the outcome of any matter submitted to our stockholders, including amendments to our certificate of incorporation and bylaws, any proposed merger or other business combinations, our financing, consolidation or sale of all or substantially all of our assets and other corporate transactions and (c) has the ability to elect or remove all of our directors. There is a risk that the interests of Harbinger Capital Partners will not be consistent with the interest of other holders of our common stock.
          Harbinger Capital Partners has significant control over our business and significant transactions and our other stockholders do not have the same corporate governance protection that they would otherwise have if we were not a controlled company. In addition, Harbinger Capital Partners’ control could make it more difficult for us to raise capital by selling stock or for us to use our stock as currency in acquisitions. This concentrated ownership also might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.
          We currently have four members of our Board of Directors, three of which are affiliates of Harbinger Capital Partners.
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

Our net operating loss carryforwards are limited as a result of the merger and are dependant upon us achieving profitable results.
          As a consequence of the merger between us and APN Holdco, as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of each company’s loss carryforwards is subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of the limitations is complex and requires significant judgment and analysis of past transactions. We have completed an analysis to determine what portion of these carryforwards are restricted or eliminated by that provision and, pursuant to such analysis a significant portion of these carryforwards will not be available to offset future taxable income, if any. In addition, use of our net operating loss and credit carryforwards is dependent upon us achieving profitable results following the merger.
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
          Our products are predominantly made from petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging). Our suppliers contract separately for the purchase of such raw materials. We can provide no assurance that our sources of supply will not be interrupted should our suppliers not be able to obtain these materials due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow.
We depend on third party suppliers for the manufacturing of substantially all of our products and if we fail to develop and maintain relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently source products that meet our standards for quality could be adversely affected.
          We currently buy products and supplies from suppliers located primarily in Asia. Our ability to continue to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products in a timely and efficient manner is a significant challenge. Our ability to access products also can be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, transport capacity and cost and other factors beyond our control. Any inability of our suppliers to timely deliver products or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality products will impact our success in meeting customer demand. Any significant failure to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply could disrupt customer relationships and have a material adverse effect on our business and results of operations.
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
          While we will report financial results in U.S. dollars, a portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Australian dollars, British pounds, Canadian dollars and Mexican pesos. In addition, while a portion of our revenues are collected in foreign currencies, a significant portion of the related cost of goods sold is denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.
We may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.
          We may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or stock consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.
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
          We depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers experience financial constraints or if they become concerned about our ability to generate liquidity and service our debt, they may delay shipments to us or require payment in advance. Any such actions by our suppliers could materially harm our ability to continue our business.
The small household appliance industry is consolidating, which could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.
          Over the past several years, the small household appliance industry has undergone substantial consolidation, and further consolidation is likely. As a result of this consolidation, the small household appliance industry could primarily consist of a limited number of large distributors. To the extent that we do not continue to be a major participant in the small household appliance industry, our ability to compete effectively with these larger distributors could be negatively impacted. As a result, this condition could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.
The small household appliance industry is highly competitive and we may not be able to compete effectively, causing us to lose market share and sales.
          The small household appliance is highly competitive and does not have onerous entry barriers. We believe that competition is based upon several factors, including:
•	product price;

•	product quality;

•	access to retail shelf space;

•	product features and enhancements;

•	brand names;

•	new product introductions; and

•	marketing support and distribution approaches.
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
          Due to (a) manufacturing lead times, (b) a strong concentration of our sales occurring during the first half of our fiscal year and (c) the potential for material price increases, we may purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel. We cannot assure you that our customers will order these inventories as anticipated.
          Changes in customer inventory management strategies could also make inventory management more difficult for us. If retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory.
Our financing arrangements could subject us to various restrictions that could limit our operating flexibility.
          Our credit facilities and other financing arrangements contain covenants and other restrictions that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness. The restrictions and covenants in our credit facilities and other financing arrangements limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” for more information on our financial arrangements.
Our leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.
          As of June 30, 2008, we had total indebtedness of approximately $399.5 million, which includes redeemable preferred stock of $119.5 million. This high degree of leverage could have important consequences for us, including the following:
•	a substantial portion of our cash flow from operations has to be dedicated to the payment of interest on existing indebtedness, thereby reducing the funds available for other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, product development, acquisitions or general corporate purposes may be impaired and will limit our ability to pursue other business opportunities and implement certain business strategies;

•	our flexibility in reacting to competitive technological and other changes may be limited;

•	the indebtedness outstanding under the senior credit facilities and other financings are secured by substantially all our assets;

•	the substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or adverse developments in our business; and

•	we will be exposed to risks inherent in interest rate fluctuations.
Sales of our common stock by Harbinger Capital Partners could cause the trading price of our common stock to decline.
          Harbinger Capital Partners owns approximately 94% of our outstanding common stock. We have entered into a registration rights agreement with Harbinger Capital Partners requiring us, under certain circumstances, to register all of the shares of our common stock and Series D and E Preferred Stock beneficially owned by it. The exercise of these registration rights, or sales by Harbinger Capital Partners in the public market pursuant to any such registration, could cause the market price of our common stock to decline.
The market price of our common stock could decline if we fail to achieve the expected benefits of the merger with APN Holdco.
          The market price of our common stock could decline as a result of the merger for a number of reasons, including the following:
•	our failure to achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts failing to perceive the same benefits to the merger as we do; or

•	the effect of the merger on our financial results failing to meet the expectations of financial or industry analysts.
If we are unable to renew the Black & Decker® trademark license agreement, our business could suffer.
          We license the Black & Decker® brand for use in marketing certain small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. Sales of Black & Decker® branded products represent a significant portion or our total revenue. The sale of such products represented approximately 67% of our total consolidated revenue in the 2008 fiscal year. In December 2007, The Black & Decker Corporation extended the license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Our failure to renew the license agreement with The Black & Decker Corporation or to enter into a new agreement on acceptable terms would have a material adverse effect on our financial condition, liquidity and results of operations.
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

          As distributors of consumer products in the United States, we are subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. Consumer Products Safety Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. For example, in March 2008, we, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 12,000 units of two-slice electric toasters sold under various brands.
          Any additional repurchases or recalls of combined company products could be costly to us and could damage our reputation of the value of our brands. If we were required to remove, or we voluntarily remove, our products from the market, our reputation or brands could be tarnished and we might have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the U.S. Consumer Product Safety Commission of a potential safety hazard can result in fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.
          We also face exposure to product liability claims if one of our products is alleged to have caused property damage, bodily injury or other adverse effects. We are self-insured to specified levels of those claims and maintain product liability insurance for claims above the self-insured levels. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. In addition, product liability claims may exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance.
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
          We regard our trademarks, patents and similar intellectual property as important to our success. We rely on copyright and trademark laws in the United States and other jurisdictions to protect our proprietary rights. We seek to register our trademarks and patents in the United States and elsewhere. These registrations could be challenged by others or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. If any of these rights were infringed or invalidated, our business could be materially adversely affected.
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
          We cannot assure you that others will not claim our products are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. If someone claimed that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or an injunction against use of our products. A claim of patent or other intellectual property infringement against us could harm our financial condition and results of operations.
Compliance with governmental regulations could significantly increase our operating costs or prevent us from selling our products.

          Most federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that we are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.
          Additionally, many of our pest control products are subject to laws and regulations by state and federal environmental agencies. A determination that we are not in compliance with such rules and regulations could result in the prohibition of sales or our products and the imposition of fines.
The requirements of complying with the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.
          We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We expect to incur substantial costs related to our compliance with the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting. Due to market capitalization levels, we are required to comply with Section 404(a) of the Sarbanes-Oxley Act, which requires management’s assessment of the effectiveness of our internal controls over financial reporting. Under the current SEC rules, our auditors will be required to provide an attestation report regarding the effectiveness of our internal control over financial reporting beginning in the fiscal year ending June 30, 2010.
          In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. We devote additional financial resources, time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. In the future, if our management identifies one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective as of the end of the preceding year or our auditors may be unable to express an unqualified opinion on the effectiveness of our internal controls. If the auditors are unable to provide an unqualified opinion on the effectiveness of our internal controls over financial reporting, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and our ability to access the capital markets or borrow money, and may subject us to sanctions or investigation by regulatory authorities.
Our stock price may continue to be volatile.
          The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, changes in earnings estimates by analysts, announcements of new products by us or our competitors, changes in the domestic and international economic, political and business conditions, general conditions in the housewares industry, the lack of liquidity in our trading market and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies that have been unrelated to their operating performance. These market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.
Our common stock was delisted from the New York Stock Exchange and now is an over-the-counter security quoted on The Pink Sheets Electronic Quotation Service.
          In August 2007, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted on the “pink sheets” in the over-the-counter market under the trading symbol SFPI.PK. No assurance can be given that our common stock will continue to be traded on any stock exchange or market, that any broker will make a market in our common stock, or that any active trading market in our common stock will continue. Broker-dealers often decline to trade in “pink sheet” stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our company is reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot assure you that, even if our common stock continues to be listed or quoted on the Pink Sheets or another market or system, the market for our common stock will be as liquid as we had been prior to delisting from the NYSE and the market price for our common stock may be adversely effected and become more volatile than the stock has been historically. This relative lack of liquidity also could make it more difficult for us to raise capital in the future.
Companies quoted on the Pink Sheets are not subject to corporate governance requirements in order for their shares to be quoted, and we have more limited protections against conflicts of interest, related party transactions and similar matters.
          Our common stock currently trades as an over-the-counter security on the Pink Sheets Electronic Quotation Service. Corporate governance requirements are not imposed on companies quoted on the Pink Sheets. As a result of our delisting from the NYSE, we are not required to comply with any, and our stockholders no longer have the protection of, various NYSE corporate governance requirements, including among others:
•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that a minimum of three members of our board of directors consist of independent directors;

•	the requirement that we have an audit committee, a nominating/corporate governance committee and a compensation committee, in each case that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement for an annual performance evaluation of the audit, nominating/corporate governance and compensation committees;

•	the requirement that our stockholders must be given the opportunity to vote on equity-compensation plans and material revisions thereto; and

•	the requirement that we must adopt and disclose a code of business conduct and ethics for directors, officers and employees, and promptly disclose any waivers of the code of business conduct and ethics for directors or executive officers.
We do not anticipate paying dividends.
          We do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. In addition, our financings contain restrictions on our ability to pay dividends on our capital stock.
* * * * *
          Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements listed above. You are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K.
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties

          The following table sets forth our principal operating facilities:

Location	Description	Area (Sq. Feet)

Redlands, California	Warehouse	983,986 Leased
Little Rock, Arkansas	Warehouse and distribution	562,000 Leased
Wolverhampton, England	Warehouse	312,000 Owned
Manchester, England	Sales and administrative office and warehouse	170,756 Owned
Wolverhampton, England	Warehouse	136,750 Leased
Miramar, Florida	Headquarters, general administration offices	110,000 Leased
Concord, Canada	Sales office, warehouse and distribution	109,000 Leased
Victoria, Australia	Sales and administrative office and warehouse	75,348 Leased
          We lease additional warehouse and office space in the United States, Hong Kong, Canada, Europe, New Zealand and Latin America pursuant to long and short-term contracts. We also contract with third party distribution providers that provide full service warehousing and shipping services. We have such arrangements in North America, South America, Asia, Europe, Australia and New Zealand. Service contracts are typically short-term in nature, with fixed pricing, and provide for specific performance requirements related to customer service.
          We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for warehousing and/or other activities.
Item 3. Legal Proceedings
          NACCO Litigation. We are a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-N, which was filed in the Court of Chancery of the State of Delaware on November 13, 2006.
          The original complaint in this action alleged a claim for breach of contract against Applica Incorporated, a subsidiary of Salton, and a number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, we believe that any claim for specific performance is moot. We filed a motion to dismiss the amended complaint on December 21, 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008.
          We believe that the action is without merit and intend to defend vigorously, but may be unable to resolve this matter successfully without incurring significant expenses.
          Brown Litigation. Individual plaintiffs Ray C. Brown and Helen E. Brown, who allegedly own 671,000 shares of our common stock, filed a complaint in the Court of Chancery of the State of Delaware on August 5, 2008. The complaint names as defendants Harbinger Capital Partners, as well as Salton and the following former officers or directors: Leonhard Dreimann, Lester C. Lee, William M. Lutz, David M. Maura, Jason B. Mudrick, Steven Oyer, William B. Rue, David C. Sabin, Daniel J. Stubler, and Bruce J. Walker.
          According to the complaint, Harbinger Capital Partners acquired control of Salton through a series of events beginning in June 2006 and, that as a result, it owed fiduciary duties to Salton’s shareholders. The complaint further alleges that Harbinger Capital Partners breached its purported fiduciary duties in connection with our merger with APN Holdco. Through these alleged breaches of fiduciary duty, Harbinger Capital Partners purportedly sought to depress the price of our common stock prior to the merger and to facilitate completion of the merger on terms that were favorable to it and unfavorable to our other shareholders. The complaint alleges, among other things, that Harbinger Capital Partners breached its fiduciary duties by arranging for (i) short sales of our stock; (ii) the appointment of persons loyal to it as directors and as interim chief executive officer; (iii) the resignation of certain of our officers and directors; (iv) the preparation of documents related to the merger by its counsel; (v) alleged misrepresentations by or attributable to Harbinger Capital Partners respecting our company; and (vi) a delay in completion of the merger. The complaint further states that certain of our former officers and directors breached their fiduciary duties by accommodating and capitulating to the allegedly wrongful conduct of Harbinger Capital Partners, rather than protecting the interests of our other shareholders.
          Based on these allegations, plaintiffs assert claims for breach of fiduciary duty against all defendants. Plaintiffs seek declaratory relief, compensatory damages in the amount that is not less than $4,030,200 and punitive damages in an amount that is at least nine times the amount of compensatory damages awarded to plaintiffs.
          We believe that the action is without merit and intend to defend vigorously, but may be unable to resolve this matter successfully without incurring significant expenses.
          George Foreman Distributor Litigation. We and our Hong Kong subsidiary, Salton Hong Kong Limited, are defendants in a lawsuit brought by Carmel District Limited, one of our distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. We strongly dispute this allegation. The plaintiff has obtained an ex-parte attachment order preventing one of our customers from paying any monies to us. The attachment order was recently reduced to approximately $575,000. We have challenged the attachment order, which remains pending.
          We believe that the action is without merit and intend to defend vigorously, but may be unable to resolve this matter successfully without incurring significant expenses.
          Asbestos Matters. We are a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by Applica over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers sold by it prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. We believe that the action is without merit and intends to defend vigorously, but may be unable to resolve this matter successfully without incurring significant expenses. At this time, we do not believe we have coverage under our insurance policies for the asbestos lawsuits.
          Environmental Matters. Prior to 2003, we manufactured certain of our products at facilities that we owned in the United States and Europe. We are investigating or remediating historical contamination at the following sites:
•	Kirksville, Missouri. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Kirksville, Missouri. We have entered into a Consent Agreement with the Missouri Department of Natural Resources (“MDNR”) regarding the contamination.

•	Laurinburg, North Carolina. Soil and groundwater contamination by trichloroethylene has been identified at the former manufacturing facility in Laurinburg, North Carolina. A groundwater pump and treat system has operated at the site since 1993.

•	Macon, Missouri. Soil and groundwater contamination by trichloroethylene and petroleum have been identified at the former manufacturing facility in Macon, Missouri. The facility is participating in the Missouri Brownfields/Voluntary Cleanup Program.
          The discovery of additional contamination at these or other sites could result in significant cleanup costs. These liabilities may not arise, if at all, until years later and could require us to incur significant additional expenses, which could materially adversely affect our results of operations and financial condition. At June 30, 2008, we had accrued $6.3 million for environmental matters.

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
          We may have certain non-income tax-related liabilities in a foreign jurisdiction. Based on the advice of outside legal counsel, we believe that it is possible that the tax authority in the foreign jurisdiction could claim that such taxes are due, plus penalties and interest. Currently the amount of potential liability cannot be estimated, but if assessed, it could be material to our financial condition, results of operations or liquidity. However, if assessed, we intend to vigorously pursue administrative and judicial action to challenge such assessment, however, no assurances can be made that we will ultimately be successful.
Item 4. Submissions of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is currently quoted on the “pink sheets” in the over-the-counter market under the trading symbol SFPI.PK. Prior to August 6, 2007 our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SFP”.
          The following table sets forth, for the periods indicated, the high and low sales prices or bid and asked prices, as applicable, for the common stock as reported on the respective markets:

	Closing Price
	High	Low
2008
First quarter	$1.99	$0.21
Second quarter	$0.35	$0.09
Third quarter	$0.36	$0.17
Fourth quarter	$0.29	$0.19

2007
First quarter	$2.72	$1.95
Second quarter	$3.00	$1.90
Third quarter	$3.25	$2.08
Fourth quarter	$2.49	$1.44
Dividends
          We did not paid dividends on our common stock for the 2008 fiscal year and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. The Series D and E Preferred Stock prohibit us from declaring or paying any cash dividends on the common stock unless all accrued and unpaid dividends on such preferred stock have been paid in full. In addition, our credit facilities contain restrictions on our ability to pay dividends on our capital stock.
          Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes our equity compensation plans as of June 30, 2008. We have not granted any warrants or stock appreciation rights.

Number of
securities
remaining
available for
the future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	585,821	$15.63	2,661,110
Equity compensation plans not approved by security holders	8,942,000	$0.21	191,058,000

Total	9,527,821	$1.17	193,719,110

Item 6. Selected Financial Data
This item is not required. We are a smaller reporting company, as such term is defined under regulations promulgated by the SEC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Merger with APN Holdco. On December 28, 2007, SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton, Inc. (“Merger Sub”), merged with and into APN Holding Company, Inc. (“APN Holdco”), a Delaware corporation and the parent of Applica Incorporated, a Florida corporation.
          Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquiror. In a business combination effected through an exchange of equity interests, such as the merger, the entity that issues the interests (Salton in this case) is normally the acquiring entity. However, in identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances must be considered, including the following:
•	The relative voting interests in the combined entity after the combination: in this case, stockholders of APN Holdco received approximately 92% of the equity ownership and associated voting rights in the combined entity upon completion of the merger and related transactions; and

•	The composition of the governing body of the combined entity: in this case, the merger agreement provided that the composition of the Board of Directors of the surviving company would be determined by APN Holdco.
          While Salton, Inc. was the legal acquiror and surviving registrant in the merger, APN Holdco was deemed to be the accounting acquiror based on the facts and circumstances outlined above. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton, Inc. by APN Holdco under the purchase method of accounting.
          Harbinger Acquisition of Applica. In January 2007, Applica Incorporated (a wholly owned subsidiary of APN Holdco) was acquired by Harbinger Capital Partners. (For more information, see Note 2, Mergers and Acquisitions, of the consolidated financial statements included in Schedule I of this Annual Report on Form 10-K.) For purposes of financial reporting, the acquisition was deemed to have occurred on January 1, 2007. References to “Successor” in the financial statements contained herein refer to reporting dates on or after January 1, 2007 and references to “Predecessor” in the financial statements refer to reporting dates through December 31, 2006 to indicate two different bases of accounting presented (1) the period prior to the acquisition (January 1, 2006 through December 31, 2006, labeled “Predecessor”) and (2) the period after the acquisition, including, the acquisition date (January 1, 2007 — June 30, 2008 labeled “Successor”).
          Change in Fiscal Year End. Effective with the merger with APN Holdco, we changed our fiscal year end to June 30 and the end of our interim quarterly periods to the last day of the respective quarter. Our fiscal year end previously ended on the Saturday closest to June 30th and the interim quarterly period ended on the Saturday closest to the last day of the respective quarter.
          Note: Our results of operations for the periods presented below have been adjusted to reflect discontinued operations of the Professional Personal Care segment of APN Holdco. As a result, the discussion below reflects operations without the discontinued operations for such periods.
          Our operating results expressed as a percentage of sales are set forth in the table below:

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	Twelve Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	June 30,
	2008	2006	2007	2006
				(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	68.9	71.7	69.3	71.6
Restructuring charges	—	—	—	—
Product recall	—	0.7	—	2.0

Gross profit(1)	31.1	27.7	30.7	26.4

Selling, general and administrative expenses:
Operating expenses	28.6	28.3	31.4	33.4

Restructuring and other (credits) charges	—	2.1	—	—

Integration and transition expenses	2.6	—	—	—

Acquisition related expenses	0.6	—	—	—

Operating loss	(0.7)	(2.7)	(0.7)	(7.0)
Other income (expense)	(3.4)	(2.3)	0.5	2.2

Loss from continuing operations before income taxes	(4.1)	(5.0)	(1.2)	(9.2)
Income tax provision	(2.1)	(0.7)	(0.8)	(0.8)

Loss from continuing operations	(6.2)	(5.7)	(2.0)	(10.0)

Income (loss) from discontinued operations, net of taxes	(0.1)	0.6	1.3	0.1

Net loss	(6.3)%	(5.1)%	(0.7)%	(9.9)%

(1)	We classify costs related to our distribution network (e.g., outbound freight costs, warehousing and handling costs for products sold) in the operating expense line item within selling, general and administrative expenses. As a result, our gross margins may not be comparable to other companies, because some companies include these distribution costs as a component of cost of sales. As a percentage of sales, distribution costs were 7.3% and 8.1% for the years ended June 30, 2008 and December 31, 2006, respectively. As a percentage of sales, distribution costs were 8.0% and 8.9% for the six month periods ended June 30, 2007 and 2006, respectively.

Results of Operations
Fiscal Year Ended June 30, 2008 Compared To Calendar Year Ended December 31, 2006
          Pursuant to the requirements of SFAS No. 141, the information presented below for the fiscal year ended June 30, 2008 represents a full year of the operations of APN Holdco and the operations of Salton from the consummation of the merger, which was December 28, 2007. The information for the fiscal year ended June 30, 2007 represents only the operations of APN Holdco.
          Net Sales. Consolidated net sales for the year ended June 30, 2008 increased by $206.0 million to $676.4 million, an increase of 43.8% as compared to year ended December 31, 2006. Approximately $177.0 million of the increase was attributable to the merger with APN Holdco.
          For the year ended June 30, 2008, sales in our three geographical regions were as follows:
•	sales in North, South and Central America were $566.6 million;

•	sales in Europe were $87.6 million; and

•	sales in the remainder of the world were $22.2 million.
           For the year ended June 30, 2008, sales by brand were as follows:
•	sales of Black & Decker® branded products were $454.0 million;

•	sales of Russell Hobbs® branded products were $73.5 million;

•	sales of George Foreman® branded products were $68.3 million; and

•	sales of other branded products were $80.6 million.
          Gross Profit. Gross profit margins increased to 31.1% for the year ended June 30, 2008, as compared to 27.7% for the year ended December 31, 2006. The increase was partially attributable to a favorable product mix. Additionally, gross profit for the year ended December 31, 2006 was negatively impacted by:
•	$3.1 million net impact related to a product recall reported in the first quarter of 2006;

•	$2.4 million primarily attributable to price adjustments and write down of inventory related to the discontinued product; and

•	the sale of inventory that included capitalized losses of $2.9 million related to the closure of our manufacturing facility in Mexico.
          Operating Expenses. Operating expenses increased by approximately $60.6 million to $193.6 million for the year ended June 30, 2008, compared to the year ended December 31, 2006. The increase was primarily attributable to the merger with APN Holdco. As a percentage of sales, operating expenses increased to 28.6% for the year ended June 30, 2008 compared to 28.3% for the year ended December 31, 2006. Included in the year ended June 30, 2008 were legal expenses of approximately $5.0 million related to our pursuit of patent infringement matters on certain patents related to the LitterMaid® automatic cat litter box.
          Integration and Transition Expenses. In connection with the merger with APN Holdco, we incurred approximately $17.9 million in integration and transition-related costs that were expensed in the year ended June 30, 2008. These costs were primarily related to the integration and transition of the North American operations of Salton and Applica. The integration of the North American operations was substantially completed in June 2008.
          Acquisition Related Expenses. In connection with a proposed acquisition of a global pet supply business, which ultimately was not consummated, we incurred approximately $7.1 million in acquisition-related expenses. In accordance with the purchase agreement, we were reimbursed $3.0 million for such expenses in July 2008, which were accrued as of June 30, 2008.
          Interest Expense. Interest expense increased $15.0 million to $26.1 million for the year ended June 30, 2008, as compared to $11.1 million for the year ended December 31, 2006. The increase was primarily the result of the new financial arrangements executed in connection with the merger with APN Holdco. Interest expense is expected to increase due to the issuance of the shares of Series E Preferred Stock in August 2008.
          Interest and Other Income. Interest and other income for the year ended June 30, 2008 included the following:
•	a gain of $1.9 million from the settlement in December 2007 of an escrow claim related to the sale of an investment by a joint venture (the funds were received in January 2008);

•	a gain of $1.4 million related to the sale of land in the United Kingdom;

•	a gain of $0.5 million related to the sale in October 2007 of the land and building housing our Mexican manufacturing facility; and

•	due diligence fees and expenses of $0.7 million that were expensed in the period, which were associated with alternative financing for the merger that was ultimately not consummated.
          Taxes. Our tax provision is based upon an annual calculation of taxes on earnings in our foreign and domestic operations. For the year-end June 30, 2008, our effective tax rate was approximately (50)%, as compared to approximately (16)% for the year ended December 31, 2006. The change in the effective tax rate from December 31, 2006 to June 30, 2008 was primarily due to an increase in the valuation allowance and the adoption of FIN 48. Our effective tax rate was different from the U.S. statutory rate primarily as the result of:
•	valuation allowances against unrealizable tax assets;

•	unrecognized tax benefits; and

•	rate differentials associated with foreign earnings taxed at different rates than in the U.S.
Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
          Pursuant to the requirements of SFAS No. 141, the information presented below represents only the operations of APN Holdco, as the merger was not consummated until December 28, 2007.
          Net Sales. Consolidated net sales for the six months ended June 30, 2007 increased by $18.5 million to $209.0 million, an increase of 9.7% as compared to the 2006 period.
          For the six months ended June 30, 2007:
•	sales of Black & Decker® branded products increased by $18.8 million to $187.1 million;

•	sales of LitterMaid® branded products increased by $0.3 million to $16.1 million; and

•	sales of other branded products remained relatively flat at $5.8 million.
          The increase in sales of Black & Decker® branded products was driven by increased sales throughout the U.S., Canadian and Latin American marketplaces.
          Gross Profit. Our gross profit margin improved to 30.7% for the six months ended June 30, 2007 as compared to 26.4% for the same period in 2006. Gross profit for the six month period in 2007 was positively impacted by improved product mix and improvements in product warranty returns and related expenses compared to the 2006 period. Additionally, gross profit for the 2006 period was negatively impacted by the following:
•	$3.7 million related to a product recall; and

•	The sale of inventory that included $2.7 million of unabsorbed overhead and inefficiencies related to the closure of our Mexican manufacturing facility.

          Operating Expenses. Operating expenses increased by $2.1 million, or 3.2%, to $65.7 million for the six months ended June 30, 2007 compared to the same period in 2006. As a percentage of sales, operating expenses decreased to 31.4% in the six month period in 2007 compared to 33.4% in the 2006 period. The following expenses decreased in the six months ended June 30, 2007:
•	employee compensation decreased by $1.5 million due to lower average headcount; and

•	professional services decreased by $1.1 million.
          The above decreases were offset by increases in the following expenses for the six months ended June 30, 2007:
•	promotion and advertising expenses increased $1.4 million, primarily attributable to new product launches;

•	warehousing-related expenses increased $1.1 million, primarily attributable to higher inventory levels; and

•	amortization and depreciation expenses increased $1.9 million, primarily attributable to (a) the amortization of intangibles valued as a result of the acquisition of Applica by Harbinger Capital Partners in January 2007 and (b) the depreciation related to the reclassification of our Mexican manufacturing facility from assets held for sale (as discussed below).
          In July 2005, we made the decision to close our manufacturing facility in Mexico. The manufacturing operations ceased production in October 2005. At December 31, 2006 and 2005, the land and building were classified as assets held for sale and included in prepaid expenses and other in our consolidated balance sheet at a net realizable value of approximately $5.3 million. In March 2007, we reclassified the land and building as asset held and used as the sale of the land and building was not consummated and, as a result of the reclassification, we recorded approximately $0.5 million in depreciation expense in the three month period ended March 31, 2007. In October 2007, we sold the property for $5.2 million, which is net of broker commissions. The sale resulted in a gain of $0.6 million, which was recorded in the quarter ended December 31, 2007. The land and building was classified as assets held for sale at June 30, 2007 in the accompanying consolidated balance sheet at its book value of $4.7 million.
          Interest Expense. Interest expense decreased by $3.2 million, or 71.2%, to $1.3 million for the six months ended June 30, 2007, as compared to $4.4 million for the same period in 2006. The decrease was a result of the repayment of a $20 million term loan in January 2007 and the redemption of the remaining $55.75 million of Applica’s 10% notes in February 2007 as a result of the acquisition of Applica by Harbinger Capital Partners.
          Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the six months ended June 30, 2007, we had an effective tax rate of 66% before valuation allowances on deferred tax assets, as compared to 9% for the same period in 2006 before valuation allowances on deferred tax assets. The increase in the effective tax rates is primarily attributable to a taxable gain on the sale of our Professional Personal Care segment in May 2007.
          Discontinued Operations. In May 2007, Applica sold its professional care segment to an unrelated third party for $36.5 million. For the six months ended June 30, 2007, income from discontinued operations was $2.7 million as compared to $0.1 million for the six months ended June 30, 2006. The increase in income for discontinued operations was attributable to (a) certain reversals of accrued expenses and sales incentives would be paid by the purchaser and (b) increased sales and improved product mix compared to the same period in 2006.
Financial Condition
Cash Requirements
     Our material short-term cash requirements are the funds necessary to maintain current operations and achieve our business strategy, including purchasing inventory, financing accounts receivable and paying operating expenses, including royalty payments related to licensing arrangements, lease payments and interest costs. In addition, we require funds for capital expenditures for tooling for new products, information technology improvements and other improvements. Our interest costs will fluctuate based upon interest rates, as well as our ability to generate cash flow to pay down debt.
          We finance our short-term cash requirements primarily through cash flows from operations, borrowings under our credit facilities, other short-term borrowings, and the sale of certain assets.
          Our material long-term cash requirements consist mainly of the $140 million term loan agreement due in December 2012 and the mandatory redemption of the Series D and E Preferred Stock in December 2013. In addition, our ongoing future cash requirements include future operating expenses, payments under our Black and Decker® trademark license agreement and other license agreements, capital expenditures, interest expense, lease payments and payments under our credit facilities.
          We expect to have sufficient liquidity from cash flow from operations and borrowings under our credit facilities to finance our cash requirements over the next 12 months.
          Operating Activities. For the year ended June 30, 2008, our operations used cash of $32.4 million, compared with a use of cash of $5.3 million in the year ended December 31, 2006. The increased use of cash was attributable to (1) integration and transition-related costs as a result of the merger with APN Holdco and (2) working capital requirements of the combined company.
          Investing Activities. For the year ended June 30, 2008, investing activities generated cash of $25.9 million compared to a use of cash of $0.5 million in the year ended December 31, 2006. The cash generated in the year ended June 30, 2008 was primarily attributed to cash of $17.3 million acquired as a result of the merger with APN Holdco and the proceeds from the sale of the land in Mexico and Europe.
          Financing Activities. For the year ended June 30, 2008, financing activities generated cash of $26.5 million, compared to $6.2 million of cash generated in the year ended December 31, 2006. Proceeds from term debt of $30 million and borrowings under our lines of credits were used for (a) the redemption in January 2008 of all of the outstanding 12 1/4% Senior Subordinated notes due April 15, 2008 (except for the notes held by Harbinger Capital Partners, which were converted to Series D Preferred Stock effective upon the merger) at a price of 101% plus accrued and unpaid interest of $43.4 million and (b) increased working capital requirements of the combined company.
Debt Instruments, Guarantees and Related Covenants
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
          At our option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by our average quarterly availability, which was 2.50% on June 30, 2008 and 2.75 % on September 15, 2008), which was 4.96% on June 30, 2008 and 5.24% on September 15, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based on our average quarterly availability, which was 0.75% on June 30, 2008 and 1.0% on September 15, 2008), which was 5.75% on June 30, 2008 and 6.0% on September 15, 2008.
          Management expects LIBOR borrowing margins under the North American credit facility to remain between 2.0% and 2.75% through June 30, 2009.

          Advances under the North American credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories of our North American operations. Under the credit facility, we must comply with a minimum monthly cumulative EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. We were in compliance with all covenants as of June 30, 2008.
          As of June 30, 2008, we had outstanding borrowings of approximately $104.0 million and $30.2 million available for future borrowings under our North American credit facility. As of September 15, 2008, we had outstanding borrowings of approximately $101.3 million and $50.1 million available for future borrowings under the facility.
          At June 30, 2008 and September 15, 2008, we had letters of credit of $175,000 and $2.7 million, respectively, outstanding under the North American credit facility.
          Harbinger Term Loan. We have a $140 million term loan due December 2012 with Harbinger Capital Partners. The term loan is secured by a lien on our North American assets, which is subordinate to our North American credit facility. In April 2008, we entered into an amendment to the term loan, which, among other things:
•	provided for the payment of interest by automatically having the outstanding principal amount increase by an amount equal to the interest due (the “PIK” Option) from January 31, 2008 through March 31, 2009;

•	provided us the option, after March 31, 2009, to pay the interest due on such loan either (i) in cash or (ii) by the PIK Option;

•	increased the applicable borrowing margins by 150 basis points (the “Margin Increase”) as consideration for the right to have the PIK Option;

•	eliminated our obligation to gross up any withholding tax payments in respect of the Margin Increase;

•	increased the outstanding loan amount by $15 million from $110 million to $125 million to fund general corporate purposes; and

•	provided us a delayed draw option to draw down up to an additional $15 million in the next 24 months in installments of at least $5 million to fund general corporate expenses (which was subsequently drawn in the fourth fiscal quarter of 2008).
          The term loan bears interest at the LIBOR rate plus 800 basis points, which was set at 10.64% at June 30, 2008 and 10.49% at September 15, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009 with all unpaid amounts due at maturity. As of June 30, 2008, the outstanding balance and accrued interest of the term loan was approximately $145.3 million and as of September 15, 2008, the outstanding principal balance and accrued interest was approximately $148.7 million.
          European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiaries have a £40.0 million (approximately $79.7 million as of June 30, 2008) credit facility with Burdale Financial Limited. The facility agreement consists of a revolving credit facility (which is based upon percentages of eligible accounts receivable and inventories of our European operations) with an aggregate notional maximum availability of £30.0 million (approximately $59.8 million as of June 30, 2008)and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $7.0 million and $11.6 million, respectively, as of June 30, 2008).
          The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On each of June 30, 2008 and

September 15, 2008, these rates for borrowings were approximately 6.75%, 8.0% and 6.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively.
          As of June 30, 2008, under the revolver loan, we had outstanding borrowings of £5.9 million (approximately $11.8 million) and £5.3 million (approximately $10.7 million) available for future borrowings. As of September 15, 2008, under the revolver loan, we had outstanding borrowings of £9.65 million (approximately $17.4 million) and £2.2 million (approximately $3.9 million) available for future borrowings. Under the term loans, we had a total of £9.345 million (approximately $18.6 million) of borrowings outstanding as of June 30, 2008 and September 15, 2008. No principal amounts are due on the term loans until December 31, 2012.
          The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of our European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, we are required to comply with a fixed charge coverage ratio. We were in compliance with all covenants as of June 30, 2008.
          Series D Redeemable Preferred Stock. On December 28, 2007 in connection with the merger with APN Holdco, we issued 110,231.336 shares of a new series of our preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
          Ranking. The Series D Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of Salton (a “Liquidation”) or a Sale Transaction (defined below) senior to all classes of our common stock and each other class or series of our capital stock which does not expressly rank pari passu with or senior to the Series D Preferred Stock (collectively, referred to as the “Junior Stock”).
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
          “Sale Transaction” means (i) any merger, tender offer or other business combination in which the stockholders owning a majority of our voting securities prior to such transaction do not own a majority of our voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer of our voting stock if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of the assets of Salton; or (iii) the replacement of a majority of our board of directors if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
          Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of June 30, 2008, accrued dividends totaled approximately $9.2 million. As of September 15, 2008, accrued dividends totaled approximately $13.4 million.
          We cannot declare or pay any dividends on, or make any other distributions with respect to or redeem, purchase or otherwise acquire (other than a redemption, purchase or other acquisition of common stock made for purposes of, and in compliance with, requirements of an employee benefit plan or other compensatory arrangement) for consideration, any shares of any Junior Stock unless and until all accrued and unpaid dividends on all outstanding on all outstanding shares of Series D Preferred Stock have been paid in full.
          Voting Rights. The Series D Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by our stockholders, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series D Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series D Preferred Stock or our certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series D Preferred Stock. In those circumstances where the holders of Series D Preferred Stock are entitled to vote, each outstanding share of Series D Preferred Stock would entitle the holder thereof to one vote.
          No Conversion Rights. The Series D Preferred Stock is not convertible into our common stock.
          Mandatory Redemption. On the earlier to occur of (i) a Sale Transaction or (ii) December 28, 2013, each outstanding share of Series D Preferred Stock will automatically be redeemed (unless otherwise prevented by applicable law), at a redemption price per share equal to 100% of the Series D Liquidation Preference, plus all unpaid, accrued or accumulated dividends or other amounts due, if any, on the shares of Series D Preferred Stock. If we fail to redeem shares of Series D Preferred Stock on the mandatory redemption date, then during the period from the mandatory redemption date through the date on which such shares are actually redeemed, dividends on such shares would accrue and be cumulative at an annual rate equal to 18%, compounded quarterly, of the Series D Liquidation Preference.
          Series E Redeemable Preferred Stock. On August 22, 2008, we entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, pursuant to which we have the right, in our sole discretion, to cause Harbinger to purchase, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of a new series of non-convertible and non-voting preferred stock, the Series E Nonconvertible (Non-Voting) Preferred Stock (“Series E Preferred Stock”). Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million. We are not required, at any time, to exercise our rights to cause Harbinger to purchase any of the Series E Preferred Stock. In connection with the initial closing of the Purchase Agreement on August 22, 2008, Harbinger Capital Partners purchased 25,000 shares of Series E Preferred Stock in cash for a purchase price of $1,000 per share.
          Ranking. The Series E Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of us (a “Liquidation”) or a Sale Transaction (defined below) pari passu to the Series D Preferred Stock and senior to all classes of our common stock and each other class or series of our capital stock which does not expressly rank pari passu with or senior to the Series E Preferred Stock (collectively, referred to as the “Junior Stock”).
          Liquidation Preference. Upon the occurrence of a Liquidation, the holders of shares of Series E Preferred Stock will be paid, pari passu with the holder of the Series D Preferred Stock and prior to any payment or distribution to the holders of Junior Stock, for each share of Series E Preferred Stock held thereby an amount in cash equal to the sum of (x) $1,000 (as adjusted for stock splits, reverse stock splits, combinations, stock dividends, recapitalizations or other similar events of the Series E Preferred Stock, the “Series E Liquidation Preference”) plus, (y) all unpaid, accrued or accumulated dividends or other amounts due, if any, with respect to each share of Series E Preferred Stock.
          “Sale Transaction” means (i) any merger, tender offer or other business combination in which the our stockholders owning a majority of the voting securities prior to such transaction do not own a majority of the voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer of our voting stock if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of our assets; or (iii) the replacement of a majority of our board of directors if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
          Dividends. The holders of Series E Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series E Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of September 15, 2008, accrued dividends totaled approximately $300,000.

          We cannot declare or pay any dividends on, or make any other distributions with respect to or redeem, purchase or otherwise acquire (other than a redemption, purchase or other acquisition of common stock made for purposes of, and in compliance with, requirements of an employee benefit plan or other compensatory arrangement) for consideration, any shares of any Junior Stock unless and until all accrued and unpaid dividends on all outstanding on all outstanding shares of Series E Preferred Stock have been paid in full.
          Voting Rights. The Series E Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by our stockholders, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series E Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series E Preferred Stock or our certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series E Preferred Stock. In those circumstances where the holders of Series E Preferred Stock are entitled to vote, each outstanding share of Series E Preferred Stock would entitle the holder thereof to one vote.
          No Conversion Rights. The Series E Preferred Stock is not convertible into common stock.
          Mandatory Redemption. On the earlier to occur of (i) a Sale Transaction or (ii) December 28, 2013, each outstanding share of Series E Preferred Stock will automatically be redeemed (unless otherwise prevented by applicable law), at a redemption price per share equal to 100% of the Series E Liquidation Preference, plus all unpaid, accrued or accumulated dividends or other amounts due, if any, on the shares of Series E Preferred Stock. If we fail to redeem shares of Series E Preferred Stock on the mandatory redemption date, then during the period from the mandatory redemption date through the date on which such shares are actually redeemed, dividends on such shares would accrue and be cumulative at an annual rate equal to 18%, compounded quarterly, of the Series E Liquidation Preference.
          Senior Subordinated Notes. In connection with the merger with APN Holdco, we called for redemption of all of the outstanding 12 1/4% Senior Subordinated notes due April 15, 2008 at a price of 101% plus accrued and unpaid interest to the redemption date (other than those notes held by Harbinger Capital Partners, which were converted to Series D Preferred Stock). On January 28, 2008, a total of $43.2 million of the notes were redeemed. The total premium paid was $0.4 million. This redemption was financed by additional borrowings under the North American credit facility.
          At June 30, 2008, debt, as a percent of total capitalization was 66.3%, as compared to 4.0% at June 30, 2007. The increase was a result of the new financial arrangements executed in connection with the merger with APN Holdco.
          We are also involved in certain ongoing litigation. See Note 4, Commitments and Contingencies, to the consolidated financial statements included in Schedule I of this Annual Report on Form 10-K for further information.
Off-Balance Sheet Arrangements
          We do not have off-balance sheet financing or unconsolidated special purpose entities, except for the standby letters of credit secured under our senior credit facility and other letters of credit, which totaled $0.9 million as of June 30, 2008.
Effect of Inflation
          Our results of operations for the periods discussed have been significantly affected by inflation pressures on the price of raw materials, increases in oil prices, and foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is generally not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. From time to time, we use foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign commercial subsidiaries in Canada, Latin America and Australia. There were no such contracts outstanding as of June 30, 2008.
Currency Matters
          While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Australian dollars, British pounds, Canadian dollars and Mexican pesos. In addition, while a portion of our revenues are collected in foreign currencies, a significant portion of the related cost of goods sold is denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. The exchange rates may not be stable in the future and fluctuations in financial markets may have a material adverse effect on our business, financial condition and results of operations.
          In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. However, U.S. groups argued that the peg made China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At September 15, 2008, the renminbi exchange rate was 6.85 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
          From time to time, we use forward exchange and option contracts to reduce fluctuations in foreign currency cash flows related to finished goods and other operating purchases. The purpose of our foreign currency management activity is to reduce the risk that anticipated cash flows and earnings from foreign currency denominated transactions may be affected by changes in exchange rates.
Use of Estimates and Critical Accounting Policies
          Our discussion and analysis of financial condition and results of operations included in this Annual Report on Form 10-K is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of income taxes, the collectability of accounts receivable, inventory valuation reserves, product liability claims and litigation and long-lived assets.
          Management believes that the following may involve a higher degree of judgment or complexity:
          Income Taxes. We are subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements and tax returns. We provide for deferred taxes under the asset and liability method, in accordance with SFAS 109 “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under such method, deferred taxes are adjusted for tax rate changes as they occur. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. We evaluate our ability to realize our deferred tax assets on a quarterly basis and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.
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
          In accordance with FIN 48, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax provisions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority
          Collectibility of Accounts Receivable. We record allowances for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze many factors including:
•	our historical bad debt experiences;

•	publicly available information regarding our customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.
          This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at June 30, 2008 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.
          Inventory. We value inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly review the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If the market value of the product is less than cost, we will write down the related inventory to the estimated net realizable value. We regularly evaluate the composition of our inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of our inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on our results of operations and the valuation of our inventory, resulting in a charge to income in the period such determination was made.
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
          Intangible Assets. Identifiable intangibles with indefinite lives are not amortized. Management evaluates the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. Management measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds our fair value. The fair value is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated.
          Goodwill. Management evaluates the carrying value of goodwill and other indefinite lived intangible assets annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below our carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, management compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which uses comparable companies’ data. If the carrying amount of a reporting unit exceeds our fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to our carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to our other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds our implied fair value. Our annual evaluation of goodwill and other indefinite lived intangible assets is in the second quarter of our fiscal year ending June 30.
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
Recent Accounting Pronouncements Issued But Not Yet Adopted
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS No. 159 will have a material effect on our financial position, results of operations, or cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (or minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for us beginning July 1, 2009. Upon the adoption, non-controlling interests will be classified as equity in the balance sheet and income attributed to the non-controlling interest, if any, will be included in our income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We have not yet evaluated the impact of adopting SFAS No. 160 on our financial position, results of operations, or cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161), which amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about a company’s derivative and hedging activities. This pronouncement is effective for us beginning July 1, 2009. Upon the adoption, we are required to provide enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and our related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141 (“SFAS No. 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We have not yet evaluated the impact of adopting SFAS No. 141R on our financial position, results of operations, or cash flows.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. This pronouncement is effective for us beginning July 1, 2009. Upon our adoption, FSP FAS 142-3 requires us to consider our own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all newly acquired intangible assets after the effective date. Additional disclosures are required for all capitalizable intangible assets as of the effective date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
This item is not required. We are a smaller reporting company, as such term is defined under regulations promulgated by the SEC
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, including the notes to all such statements and other supplementary data are included in Schedule I of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
Item 9A. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures
          We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
          (b) Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
          Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.
          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
          (c) Changes in Internal Control Over Financial Reporting
          There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect, to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

          (d) Limitations
          Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, we have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding the executive officers of the Company:

NAME	AGE	POSITION
Terry L. Polistina	45	President and Chief Executive Officer

Evanghela Hidalgo	31	President and General Manager — Americas Division

Martin J. Burns	56	President and General Manager — Europe Division

John M. Silvestri	52	President and General Manager — Pet Division

Steven A. Trussell	42	Vice President — Global Sourcing and Procurement

Ivan R. Habibe	41	Vice President and Chief Financial Officer

Lisa R. Carstarphen	43	Vice President, General Counsel and Corporate Secretary
          Terry L. Polistina is our President and Chief Executive Officer. Mr. Polistina served as Chief Operating Officer of Applica Incorporated from May 2006 to December 2007 and Chief Financial Officer from January 2001 to December 2007. Mr. Polistina also served as a Senior Vice President of Applica since 1998. Prior thereto, Mr. Polistina held other senior finance positions with Applica. Mr. Polistina also currently serves as a non-executive director of Island Sky Australia Limited, an Australian public company in the water business. Mr. Polistina received his undergraduate degree in Finance from the University of Florida and holds a Masters of Business Administration from the University of Miami.
          Evanghela Hidalgo is our President and General Manager — Americas Division. Ms. Hidalgo served as Vice President, North American Marketing and General Manager — Latin America since January 2006. Ms. Hidalgo has worked in the small electrical appliances business for over a decade, holding several positions of increasing responsibility within Applica. Ms. Hidalgo holds a Master of Business Administration from the University of Miami and her undergraduate degree is from “Instituto Tecnologico de Estudios Superiores de Monterrey” in Mexico City, Mexico.
          Martin J. Burns is our President and General Manager — Europe Division. Mr. Burns served as the Chief Executive Officer of Salton Europe since joining us in 2001. Mr. Burns previously held senior positions in Glen Dimplex from 1978, most recently being Managing Director of Morphy Richards Appliances Limited and Belling Appliances Limited. Mr. Burns is a Fellow of the Institute of Chartered Accountants in Ireland and has a Bachelor of Arts Degree from Queens University, Belfast.
          John M. Silvestri is our President and General Manager — Pet Products Division and has served in such capacity since June 2007. Prior to joining us, Mr. Silvestri served as the Division President (Farnam Pet Products) at Central Garden and Pet, Inc. from December 2004 to January 2007. Prior to that time, Mr. Silvestri held various executive level sales and marketing positions with M&M/Mars Inc. and Procter and Gamble, Inc. Mr. Silvestri graduated from Fordham University with a Bachelor of Science in Marketing.
          Steven A. Trussell is our Vice President, Global Sourcing and Procurement and has served in such capacity since October 2007. Prior to joining us, Mr. Trussell served as Vice President, Global Sourcing and Procurement for World Kitchen, LLC from November 2005 until October 2007. Prior to his position at World Kitchen, Mr. Trussell served in senior management positions in strategic sourcing and global supply chain for Newell Rubbermaid, Eaton Corporation and Toyota Motor Corporation. Mr. Trussell received his undergraduate degree in Business Management from the University of Louisville and holds a Masters of Business Administration from Bellarmine University.

          Ivan R. Habibe is our Vice President and Chief Financial Officer and has served in such capacity since May 2006 and prior thereto held senior finance positions with Applica. Prior to joining Applica in June 2004, Mr. Habibe was a Senior Manager with Deloitte & Touche LLP. Mr. Habibe graduated from Florida International University with a Bachelor of Accounting. Mr. Habibe is also a Certified Public Accountant.
          Lisa R. Carstarphen is our Vice President, General Counsel and Corporate Secretary and has served in such capacity since May 2005. From April 2000 to May 2005, Ms. Carstarphen served as Vice President — Legal at Applica. Prior to joining Applica, Ms. Carstarphen was a shareholder and a senior associate at Greenberg Traurig, P.A., a national law firm. From September 1995 to January 1998, Ms. Carstarphen served as Vice President, Associate Counsel and Assistant Corporate Secretary of Capital Bancorp, a bank holding company. Ms. Carstarphen received her Juris Doctorate from the University of North Carolina at Chapel Hill, where she served as a member of the law review, and her undergraduate degree in Marine Affairs from the University of Miami.
          Additional information required by this item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation
          Information required by this item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information required by this item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Information required by this item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
          Information required by this item is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules
          (a)(1) Financial Statements
          The following consolidated financial statements of Salton, Inc. and its subsidiaries are included in Schedule I attached hereto:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2008 and 2007

•	Consolidated Statements of Operations for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006

•	Consolidated Statement of Stockholders’ Equity for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006

•	Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006

•	Supplemental Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements
          (a)(2) Financial Statements Schedules
          The Valuation and Qualifying Accounts — for the fiscal year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006 are included in Schedule II attached hereto.
          No other schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

          (a)(3) Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on December 31, 2007.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K dated December 28, 2007 and filed on December 31, 2007.

3.3	Certificate of Amendment of Certificate of Designation of Series A Voting Convertible Preferred Stock. Incorporated by reference to Exhibit 99.2 of Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on December 31, 2007.

3.4	Certificate of Amendment to Certificate of Designation of Series C Nonconvertible (Non Voting) Preferred Stock. Incorporated by reference to Exhibit 99.3 of Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on December 31, 2007.

3.5	Certificate of Designation of Series D Nonconvertible (Non-Voting) Preferred Stock. Incorporated by reference to Exhibit 99.4 of Salton’s Form 8-K dated December 28, 2007 and filed on December 31, 2007.

3.6	Certificate of Designation of Series E Nonconvertible (Non Voting) Preferred Stock. Incorporated by reference to Exhibit 3.1 of Salton’s Current Report on Form 8-K dated August 22, 2008.

10.1*	Employment Agreement effective May 1, 2005 between Applica Consumer Products, Inc. and Terry L. Polistina. Incorporated by reference to the Current Report on Form 8-K of Applica Incorporated dated June 15, 2005.

10.2*	Separation Agreement and General Release dated January 16, 2008 between Salton, Inc. and William Lutz. Incorporated by reference to Exhibit 3.2 of Salton’s Current Report on Form 8-K dated January 16, 2008.

10.3	Third Amended and Restated Credit Agreement among Salton, Inc., each of its subsidiaries party thereto, each of the lenders party thereto, and Bank of America, N.A., as agent, dated December 28, 2007. Incorporated by reference to Exhibit 10.1 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.4	Second Amended and Restated Security Agreement among Salton, Inc., each of its subsidiaries party thereto, and Bank of America, N.A., as agent, dated December 28, 2007. Incorporated by reference to Exhibit 10.2 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.5	Second Amended and Restated Stock Pledge Agreement among Salton, Inc., each of its subsidiaries party thereto, and Bank of America, N.A., as agent, dated December 28, 2007. Incorporated by reference to Exhibit 10.3 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.6	Term Loan Agreement by and among Salton, Inc., each of its subsidiaries party thereto, each of the lenders party thereto, and Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent for the lenders, dated December 28, 2007. Incorporated by reference to Exhibit 10.4 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.7	Amended and Restated Security Agreement among Salton, Inc., each of its subsidiaries party thereto, and Harbinger Capital Partners Master Fund I, Ltd., as agent, dated December 28, 2007. Incorporated by reference to Exhibit 10.5 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.8	Amended and Restated Pledge Agreement among Salton, Inc., each of its subsidiaries party thereto, and Harbinger Capital Partners Master Fund I, Ltd., as agent, dated December 28, 2007. Incorporated by reference to Exhibit 10.6 to Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on January 4, 2008.

10.9	Second Amendment and Restatement Agreement dated December 28, 2007 between Salton Holdings Limited, Salton Europe Limited and other subsidiaries, and Burdale Financial Limited. Incorporated by reference to Exhibit 10.1 to Salton’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.

10.10	First Amendment to Third Amended and Restated Credit Agreement among Salton, Inc., each of its subsidiaries party thereto, each of the lenders party thereto, and Bank of America, N.A., as agent, dated February 28, 2008. Incorporated by reference to Exhibit 10.1 to Salton’s Current Report on Form 8-K dated February 28, 2008.

Exhibit
Number	Description
10.11	First Amendment to the Term Loan Agreement dated as of December 28, 2007 by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton, Inc. and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers, dated April 29, 2008. Incorporated by reference to Exhibit 10.1 to Salton’s Current Report on Form 8-K dated April 29, 2008.

10.12	Purchase Agreement for the Series E Preferred Stock, dated as of August 22, 2008, by and among Salton, Inc. and Harbinger Capital Partners Master Fund I, Ltd. Incorporated by reference to Exhibit 10.1 of Salton’s Current Report on Form 8-K dated August 22. 2008

10.13	Registration Rights Agreement by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to Exhibit 99.5 of Salton’s Current Report on Form 8-K dated December 28, 2007 and filed on December 31, 2007.

10.14	Amendment No. 1 to Registration Rights Agreement dated as of August 22, 2008 by and between Salton, Inc., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Incorporated by reference to Exhibit 4.1 of Salton’s Current Report on Form 8-K dated August 22. 2008.

10.15*	Separation Agreement dated as of August 24, 2006 by and between David C. Sabin and Salton, Inc. Incorporated by reference to Salton’s Current Report on Form 8-K dated August 24, 2006.

10.16*	Separation Agreement dated as of October 18, 2006 by and between William B. Rue and Salton, Inc. Incorporated by reference to Salton’s Current Report on Form 8-K dated October 18, 2006.

10.17*	Separation Agreement and General Release dated as of April 30, 2007 by and between Leon Dreimann and Salton, Inc. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 30, 2007.

10.18*	The Salton, Inc. 1998 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on December 2, 1998.

10.19*	The Salton, Inc. 1999 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed December 9, 1999.

10.20*	Salton, Inc. 2001 Employee Stock Option Plan. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.21*	Salton, Inc. 2002 Stock Option Plan. Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

14.1	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14.1 of Salton’s Form 8-K dated December 28, 2007. Incorporated by reference to Exhibit 99.2 of Salton’s Form 8-K dated December 28, 2007.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Independent Registered Public Accountant. Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

Exhibit
Number	Description
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.
          (b) Exhibits
          See Item 15(a)(3) above.
          (c) Financial Statement Schedules
          See Item 15(a)(2) above.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALTON, INC. (Registrant)
By:	/s/ Terry L. Polistina
Terry L. Polistina, President and Chief Executive Officer
Date: September 25, 2008

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Terry L. Polistina	DATE:	September 25, 2008
Terry L. Polistina, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ivan R. Habibe Ivan R. Habibe, Chief Financial Officer and Vice President (Principal Accounting Officer)	DATE:	September 25, 2008

By:	/s/ David M. Maura David M. Maura, Director and Chairman	DATE:	September 25, 2008

By:	/s/ Lawrence M. Clark, Jr. Lawrence M. Clark, Jr., Director	DATE:	September 25, 2008

By:	/s/ Eugene I. Davis Eugene I. Davis, Director	DATE:	September 25, 2008

By:	/s/ Jeffrey T. Kirshner Jeffrey T. Kirshner, Director	DATE:	September 25, 2008

Schedule I
SALTON, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2008 and June 30, 2007	F-3
Consolidated Statements of Operations for the Year Ended June 30, 2008, the Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended June 30, 2008, the Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	F-5
Consolidated Statements of Cash Flows for the Year Ended June 30, 2008, the Six Months Ended June 30, 2007 and the Year Ended December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-8 through F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Salton, Inc.
We have audited the accompanying consolidated balance sheets of Salton, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006. Our audits of the basic financial statements including the financial statement schedule listed in the index appearing under Item 15. These financial statements and this financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salton, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
/s/ Grant Thornton LLP
Fort Lauderdale, Florida
September 25, 2008

Salton, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30,	June 30,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$26,136	$6,311
Accounts and other receivables, less allowances of $3,061 at June 30, 2008 and $2,995 at June 30, 2007	155,555	92,532
Inventories	222,643	95,830
Prepaid expenses and other	23,005	6,240
Assets held for sale	427	4,660
Prepaid income taxes	4,464	1,534
Deferred income taxes	1,324	3,024

Total current assets	433,554	210,131
Property, Plant and Equipment — at cost, less accumulated depreciation of $3,792 at June 30, 2008 and $2,443 at June 30, 2007	24,090	13,453
Non-current deferred income taxes	8,822	4,146
Goodwill	164,021	59,233
Intangibles, Net	228,350	53,196
Deferred Merger Costs	—	2,674
Other Assets	6,251	1,485

Total Assets	$865,088	$344,318

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$96,702	$40,061
Accrued expenses	103,437	48,023
Short-term debt	—	10,009
Current taxes payable	3,979	3,646

Total current liabilities	204,118	101,739
Long-Term Liabilities:
Senior credit facilities	115,776	—
Term loans (approximately $145,252 related party at June 30, 2008)	164,274	—
Series D Redeemable Preferred Stock— authorized: 150 shares at $0.01 par value; outstanding: 110 shares at $0.01 par value (related party)	119,453	—
Pension liability	11,659	—
Non-current deferred income taxes	43,783	—
Other long-term liabilities	5,905	—

Total Liabilities	664,968	101,739
Commitments and Contingencies— See Note 4
Stockholders’ Equity:
Common stock — authorized: 1,000,000 shares of $0.01 par value; issued and outstanding: 731,874 shares at June 30, 2008 and June 30, 2007	7,319	7,319
Treasury stock— 7,886 shares, at cost	(65,793)	(65,793)
Paid-in capital	301,431	301,249
Accumulated deficit	(44,143)	(1,609)
Accumulated other comprehensive income	1,306	1,413

Total stockholders’ equity	200,120	242,579

Total Liabilities and Stockholders’ Equity	$865,088	$344,318

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

		Six Months	Year Ended
	Year Ended	Ended June 30,	December 31,
	June 30, 2008	2007	2006
	Successor	Successor	Predecessor
Net sales	$676,419	$208,998	$470,468
Cost of goods sold	465,829	144,758	337,297
Product recall	—	—	3,061

Gross profit	210,590	64,240	130,110

Selling, general and administrative expenses:
Operating expenses	193,607	65,672	132,995
Restructuring and other charges	—	—	9,686
Integration and transition expenses	17,875	—	—
Acquisition related expenses	4,051	—	—

	215,533	65,672	142,681

Operating loss	(4,943)	(1,432)	(12,571)

Other expense (income):
Interest expense (approximately $15.7 million, none and $2.3 million in related party interest expense for the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006)	26,133	1,278	11,070
Interest and other income, net	(3,036)	(140)	(363)

	23,097	1,138	10,707

Loss from continuing operations before income taxes	(28,040)	(2,570)	(23,278)
Income tax provision	14,086	1,712	3,306

Loss from continuing operations	(42,126)	(4,282)	(26,584)
Income (loss) from discontinued operations, net of tax (Note 5)	(408)	2,673	2,913

Net loss	$(42,534)	$(1,609)	$(23,671)

Earnings (loss) per common share:
Loss per share from continuing operations-basic and diluted	$(0.06)	$(0.01)	$(0.04)
(Loss) earnings per share from discontinued operations-basic and diluted	(0.00)	0.00	0.00

Loss per common share-basic and diluted	$(0.06)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated
					Other
				Accumulated	Comprehensive
	Common Stock	Treasury Stock	Paid-in Capital	Deficit	Income	Total

Predecessor:
Balance at December 31, 2005	$7,319	$(65,793)	$55,841	$(95,749)	$(2,744)	$(101,126)
Comprehensive earnings:
Net loss	—	—	—	(23,671)	—	(23,671)
Foreign currency translation adjustment (net of $0 tax)	—	—	—	—	(810)	(810)

Total comprehensive loss						(24,481)
Exercise of stock options	—	—	2,104	—	—	2,104
Stock based compensation	—	—	529	—	—	529

Balance at December 31, 2006	$7,319	$(65,793)	$58,474	$(119,420)	$(3,554)	$(122,974)

Successor:
Balance at January 1, 2007	$7,319	$(65,793)	$58,474	$(119,420)	$(3,554)	$(122,974)
Harbinger acquisition	—	—	242,775	$119,420	3,554	365,749
Comprehensive loss:
Net loss	—	—	—	(1,609)	—	(1,609)
Foreign currency translation adjustment (net of $0 tax)	—	—	—	—	1,413	1,413

Total comprehensive loss	—	—	—	—	—	(196)

Balance at June 30, 2007	7,319	(65,793)	301,249	(1,609)	1,413	242,579
Comprehensive loss:
Net loss	—	—	—	(42,534)	—	(42,534)
Foreign currency translation adjustment (net of $0 tax)	—	—	—	—	709	709
Defined pension plans, net of tax of $0.1 million	—	—	—	—	(816)	(816)

Total comprehensive loss						(42,641)
Stock based compensation	—	—	182	—	—	182

Balance at June 30, 2008	$7,319	$(65,793)	$301,431	$(44,143)	$1,306	$200,120

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Six Months Ended	Year Ended
	June 30, 2008	June 30, 2007	December 31, 2006
	Successor	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(42,534)	$(1,609)	$(23,671)
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	7,490	3,196	6,202
(Gain) Loss on disposal of fixed assets	(2,549)	16	(6)
(Recovery)Provision for doubtful accounts	297	(114)	337
Non-cash interest	14,471	—	—
Amortization of intangible and other assets	5,226	2,176	1,707
Product recall	—	—	3,061
Deferred taxes	5,935	(69)	(566)
Stock-based compensation	182	—	529
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	35,109	17,764	20,037
Inventories	(39,176)	11,991	(17,475)
Prepaid expenses and other	(3,784)	(18,347)	(1,057)
Other assets	—	—	(468)
Accounts payable and accrued expenses	(12,616)	471	2,710
Current income taxes	(1,989)	(1,577)	3,603
Other assets and liabilities	1,551	15,662	(273)

Net cash (used in) provided by operating activities	(32,387)	29,560	(5,330)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,540)	(453)	(1,928)
Cash acquired in merger	17,288	—	—
Payments of merger related costs	—	(922)	—
Proceeds from sale of assets	12,116	36,500	1,454

Net cash provided by (used in) investing activities	25,864	35,125	(474)
Cash flows from financing activities:
Proceeds from term debt	30,000	—	—
Payoff of senior subordinated notes	(43,397)	—	—
Net borrowings (payments) under lines of credit	44,640	(63,651)	4,136
Payment of financing costs	(4,790)	—	—
Exercise of stock options	—	—	2,104

Net cash (used in) provided by financing activities	26,453	(63,651)	6,240
Effect of exchange rate changes on cash	(105)	931	(554)

Net increase (decrease) in cash and cash equivalents	19,825	1,965	(118)
Cash and cash equivalents at beginning of period	6,311	4,346	4,464

Cash and cash equivalents at end of period	$26,136	$6,311	$4,346

(Continued on following page.)

Supplemental Disclosures of Cash Flow Information:

	Year ended	Six months ended	Year ended
	June 30, 2008	June 30, 2007	June 30, 2006
	Successor	Successor	Predecessor
	(In thousands)
Cash paid during the year for:
Interest	$11,208	$4,912	$12,391
Income taxes	$8,795	$3,452	$588
Non-cash investing and financing activities: In connection with the merger with APN Holding Company, Inc. on December 28, 2007, $258.0 million of Salton’s long-term debt was repaid and was included in the total purchase price. Tangible assets acquired totaled $289.5 million and liabilities assumed totaled $268.8 million (not including the $258.0 million in long-term debt discussed above). Identifiable intangibles assets were valued at $180.2 million, which resulted in a net $33.0 million deferred tax liability. See Note 2, Mergers and Acquisitions, for further details. Additionally, in the six months ended June 30, 2008, the principal due under the Series D Preferred Stock and Harbinger term loan increased $14.5 million as a result of the accrual of non-cash interest.
In connection with the merger between Applica Incorporated and affiliates of Harbinger Capital Partners in January 2007, $75.8 million of Applica’s long-term debt was repaid and was included in total purchase price. Tangible assets acquired by Harbinger totaled $281.0 million and liabilities assumed totaled $92.7 million (not including the $75.8 million in long-term debt discussed above). Identifiable intangible assets were valued at $62.4 million, which resulted in a net $6.8 million in deferred tax liability. See Note 2, Mergers and Acquisitions, for further details.
The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Overview
          Based in Miramar, Florida, Salton, Inc. and its subsidiaries (“Salton” or the “Company”) are leading marketers and distributors of a broad range of branded small household appliances. Salton markets and distributes small kitchen and home appliances, pet and pest products, water products and personal care products. Salton has a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Russell Hobbs®, Toastmaster®, LitterMaid®, and Farberware®. Salton’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.
Merger with Applica
          On December 28, 2007, SFP Merger Sub, Inc. a Delaware corporation and a wholly owned direct subsidiary of Salton, Inc. (“Merger Sub”), merged with and into APN Holding Company, Inc. (“APN Holdco”), a Delaware corporation and the parent of Applica Incorporated (“Applica”), a Florida corporation. (For more information, see Note 2, Mergers and Acquisitions.)
          Statement of Financial Accounting Standard (“SFAS “) No. 141 “Business Combinations” requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquirer. In a business combination effected through an exchange of equity interests, the entity that issues the interests (Salton in this case) is normally the acquiring entity. However, in identifying the acquiring entity in a combination effected through an exchange of equity interests, all pertinent facts and circumstances must be considered, including the following:
•	The relative voting interest in the combined entity after the combination; in this case, stockholders of APN Holdco received approximately 92% of the equity ownership, and associated voting rights, in the combined entity upon completion of the merger and related transactions; and

•	The composition of the governing body of the combined entity: in this case, the merger agreement provided that the composition of the Board of Directors of the surviving company would be determined by APN Holdco.
          While Salton, Inc. was the legal acquiror and surviving registrant in the merger, APN Holdco was deemed to be the accounting acquiror based on the facts and circumstances outlined above. Accordingly, for accounting and financial statement purposes, the merger was treated as a reverse acquisition of Salton, Inc. by APN Holdco under the purchase method of accounting. As such, APN Holdco applied purchase accounting to the assets and liabilities of Salton upon consummation of the merger with no adjustment to the carrying value of APN Holdco’s assets and liabilities. For purposes of financial reporting, the merger was deemed to have occurred on December 31, 2007.
          In accordance with SFAS 141, the accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the merger occurred as of the beginning of the first period presented and the results of operations include results from the combined company from January 1, 2008 through June 30, 2008. The results of operations prior to January 1, 2008 include only the results of APN Holdco.
          Effective with the merger, Salton changed its fiscal year end to June 30 and the interim quarterly periods to the last day of the respective quarter. Salton’s fiscal year previously ended on the Saturday closest to June 30th and the interim quarterly period ended on the Saturday closest to the last day of the respective quarter. In anticipation of the merger, APN Holdco changed its fiscal year from December 31, to June 30.
Acquisition of Applica by Harbinger Capital Partners

          On January 23, 2007, Applica Incorporated was acquired by affiliates of Harbinger Capital Partners. (For more information, see Note 2, Mergers and Acquisitions.) For purposes of financial reporting, this acquisition was deemed to have occurred on January 1, 2007. References to “Successor” in the financial statements refer to reporting dates on or after January 1, 2007 and references to “Predecessor” in the financial statements refer to reporting dates through December 31, 2006 to indicate two different bases of accounting presented for (1) the period prior to the acquisition (January 1, 2006 through December 31, 2006, labeled “Predecessor”) and (2) the period after, including, the acquisition date (January 1, 2007 — June 30, 2008 labeled “Successor”).
Principles of Consolidation
          The consolidated financial statements include the accounts of Salton, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include income taxes, the allowance for doubtful accounts, inventory valuation reserves, product liability, litigation, warranty, environmental liability, depreciation and amortization, valuation of goodwill and intangible assets, and useful lives assigned to intangible assets.
          Management believes that the following may involve a higher degree of judgment or complexity:
          Income Taxes. Salton is subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in Salton’s financial statements and tax returns. Salton provides for deferred taxes under the asset and liability method, in accordance with SFAS 109 “Accounting for Income Taxes” and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under such method, deferred taxes are adjusted for tax rate changes as they occur. Significant management judgment is required in developing Salton’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. Salton evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Salton operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.
          Salton records a valuation allowance to reduce its deferred tax assets to the amount that it believes will more likely than not be realized. While Salton considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to tax expense in the period such determination is made. Likewise, should Salton determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.
          In accordance with FIN 48, Salton recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax provisions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.
          Collectibility of Accounts Receivable. Salton records allowances for estimated losses resulting from the inability of its customers to make required payments on their balances. Salton assesses the credit worthiness of its customers based on multiple sources of information and analyzes many factors including:

•	Salton’s historical bad debt experiences;

•	publicly available information regarding its customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.
          This assessment requires significant judgment. If the financial condition of Salton’s customers were to deteriorate, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at June 30, 2008 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition deteriorates. Conversely, if the financial condition of Salton’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.
          Inventory. Salton values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If the market value of the product is less than cost, Salton will write down the related inventory to the estimated net realizable value. Salton regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Salton’s results of operations and the valuation of its inventory, resulting in a charge to income in the period such determination was made.
          Product Liability Claims and Litigation. Salton is subject to lawsuits and other claims related to product liability and other matters that are being defended and handled in the ordinary course of business. Salton maintains accruals for the costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Salton estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances.
          Management believes that the amount of ultimate liability of Salton’s current claims and litigation matters, if any, in excess of applicable insurance coverage is not likely to have a material effect on its business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, unfavorable significant changes in the estimated exposures could occur resulting in a charge to income in the period such determination is made. Conversely, if favorable changes in the estimated exposures occur, a reduction in the accruals may be required resulting in an increase in income in the period such determination is made.
          Long-Lived Assets. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
          Intangible Assets. Identifiable intangibles with indefinite lives are not amortized. Salton evaluates the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. Salton measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that Salton make assumptions about future cash flows over the life of the asset being evaluated.
          Goodwill. Salton evaluates the carrying value of goodwill and other indefinite lived intangible assets annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, Salton compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which uses comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Salton’s annual evaluation of goodwill and other indefinite lived intangible assets is in the second quarter of its fiscal year.
          Other Estimates. During previous years, Salton has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Additionally, Salton makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Circumstances could change which may alter future expectations regarding such estimates.
Foreign Operations
          The financial position and results of operations of Salton’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustments are recorded as foreign currency translation adjustments within accumulated other comprehensive income. Foreign currency translation adjustments resulted in gains of $0.7 million and $1.4 million for the fiscal year ended June 30, 2008 and the six months ended June 30, 2007, respectively, and a loss of $0.8 million for the year ended December 31, 2006.
          Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains included in operations totaled $1.9 million and $1.3 million for the year ended June 30, 2008 and six months ended June 30, 2007, respectively, and foreign currency transaction losses included in operations totaled $0.6 million for the year ended December 31, 2006.
Cash and Cash Equivalents
          Salton considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at June 30, 2008 and 2007 included approximately $22.6 million and $3.2 million, respectively, that is either held in foreign banks by Salton’s subsidiaries or held in a U.S. bank but which is in excess of the Federal Deposit Insurance Corporation (“FDIC”) limits.
Comprehensive Income (Loss)
          Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For Salton, such items consist primarily of foreign currency translation gains and losses and adjustments to defined pension plans. Salton presents accumulated other comprehensive income, net of taxes, in its consolidated statement of stockholders’ equity.
          The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2008	June 30, 2007
	(In thousands)
Accumulated foreign currency translation adjustment	$2,122	$1,413
Defined pension plans	(816)	—

	$1,306	$1,413

Revenue Recognition
          Salton recognizes revenue when (a) title, risks and rewards of ownership of its products transfer to its customers, (b) all contractual obligations have been satisfied and (c) collection of the resulting receivable is reasonably assured. Generally, this is at the time products are shipped for delivery to customers. Net sales are comprised of gross sales less provisions for estimated customer returns, discounts, volume rebates and cooperative advertising and slotting fees. Amounts billed to a customer for shipping and handling are included in net sales and the associated costs are included in cost of goods sold in the period when the sale occurs. Sales taxes are recorded on a net basis.
Cooperative Advertising and Slotting Fees
          In accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of slotting fees and cooperative advertising arrangements with trade customers, promotional funds are accounted for as a reduction of selling price and netted against gross sales, as Salton does not verify performance or determine the fair value of the benefits it receives in exchange for the payment of promotional funds.
Cost of Goods Sold
          Salton’s cost of goods sold includes the cost of the finished product plus (a) all inbound related freight charges to its warehouses and (b) import duties, if applicable. Salton classifies costs related to its distribution network (e.g., outbound freight costs, warehousing and handling costs for products sold) in operating expenses.
Advertising Costs
          Advertising and promotional costs are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of operations. Total advertising and promotional costs, excluding cooperative advertising, for the year end June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006 were approximately $17.9 million, $5.0 million and $10.2 million, respectively.
Property, Plant and Equipment
          Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using the straight-line method. Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.
Freight Costs
          Outbound freight costs on goods shipped that are not charged to Salton’s customers were included in operating expenses in the accompanying consolidated statements of operations. Freight costs totaled $25.2 million, $8.6 million and $21.1 million for the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

Warranty
          Estimated future warranty obligations related to certain products are provided by charges to cost of goods sold in the period in which the related revenue is recognized. Salton accrues for warranty obligations based on its historical warranty experience and other available information. Accrued product warranties were as follows:

	Year ended	Six months	Year ended
	June 30,	ended June 30,	December 31,
	2008	2007	2006
	Successor	Successor	Predecessor
	(In thousands)

Balance, beginning of period	$6,944	$7,858	$7,747
Additions to accrued product warranties	49,231	16,433	26,229
Reductions of accruals — payments and credits issued	(48,145)	(17,347)	(26,118)

Balance, end of period	$8,030	$6,944	$7,858

Stock-Based Compensation
          Salton accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.
          Salton uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.
Legal Costs
          Legal costs are expensed as incurred and are included in operating expenses. For the year ended June 30, 2008, Salton expensed $8.5 million in legal costs which included $5.0 million related to Salton’s pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box. For the six months ended June 30, 2007 and year ended December 31, 2006, Salton expensed $1.8 million and $2.4 million, respectively, related to legal matters.
Earnings (Loss) Per Share
          Basic earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents (such as stock options) using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the year	For the six months	For the year
	ended June 30,	ended June 30,	ended December 31,
	2008	2007	2006
	Successor	Successor	Predecessor

	(In thousands, except per share amounts)

Loss from continuing operations	$(42,126)	$(4,282)	$(26,584)
Income (Loss) from discontinued operations, net of tax	(408)	2,673	2,913

Net loss	$(42,534)	$(1,609)	$(23,671)

Weighted average shares outstanding	731,874	731,874	731,874
Dilutive effect of stock options	—	—	—

Dilutive weighted average common shares outstanding	$731,874	$731,874	$731,874

Loss per share from continuing operations	$(0.06)	$(0.01)	$(0.04)
Earnings per share from discontinued operations	0.00	0.00	0.00

Basic loss per share	$(0.06)	$(0.00)	$(0.03)
Diluted loss per share	$(0.06)	$(0.00)	$(0.03)
Recent Accounting Pronouncements Not Yet Adopted
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. Salton does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective for fiscal years beginning after November 15, 2007. Salton does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for Salton beginning July 1, 2009. Upon the adoption, non-controlling interests will be classified as equity in the balance sheet and income attributed to the non-controlling interest, if any, will be included in Salton’s income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. Salton has not yet evaluated the impact of adopting SFAS No. 160 on its financial position, results of operations, or cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161), which amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about a company’s derivative and hedging activities. This pronouncement is effective for Salton beginning July 1, 2009. Upon the adoption, Salton is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and Salton’s related interpretations, and (c) how derivative instruments and related hedged items affect Salton’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141 (“SFAS No. 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS No. 141R is effective for Salton beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. Salton has not yet evaluated the impact of adopting SFAS No. 141R on its financial position, results of operations, or cash flows.
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
Reclassifications
          Certain prior period amounts have been reclassified to conform with the current year’s presentation. These reclassifications relate to the presentation of discontinued operations and amortization of deferred financing costs.
NOTE 2 — MERGERS AND ACQUISITIONS
Salton Merger with APN Holdco
          On December 28, 2007, the stockholders of Salton approved all matters necessary for the merger of SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton (“Merger Sub”), with and into APN Holdco, the parent of Applica Incorporated, a Florida corporation (“Applica”) (the “Merger”). As a result of the merger, APN Holdco became a wholly-owned subsidiary of Salton. The merger was consummated pursuant to an Agreement and Plan of Merger dated as of October 1, 2007 by and among Salton, Merger Sub and APN Holdco.
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
          In connection with the consummation of the merger, and pursuant to the terms of a Commitment Agreement dated as of October 1, 2007 by and between Salton and Harbinger Capital Partners, Harbinger Capital Partners purchased from Salton 110,231.336 shares of a new series of Salton’s preferred stock, the Series D

Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), having an initial liquidation preference of $1,000 per share. Pursuant to the Commitment Agreement, Harbinger Capital Partners paid for the Series D Preferred Stock by surrendering to Salton $14,989,000 principal amount of Salton’s 12 1/4 % Series Subordinated Notes due 2008 (the “2008 Notes”) and $89,606,859 principal amount of Salton Second Lien Notes, together with all applicable change of control premiums and accrued and unpaid interest thereon through the closing of the merger. Each share of Series D Preferred Stock has an initial liquidation preference of $1,000 per share and the holders thereof are entitled to cumulative dividends payable quarterly at an annual rate of 16%. The Series D preferred stock must be redeemed in cash by Salton on the earlier of the date Salton is acquired or the six year anniversary of the original date of issuance at a value of 100% of the liquidation preference plus all accrued dividends.
          Immediately after the issuance of shares of Salton common stock in connection with the merger and related transactions, and the issuance of shares of Series D Preferred Stock, Harbinger Capital Partners beneficially owned approximately 92% of the outstanding shares of Salton common stock (including 701,600 shares of Salton common stock owned by Harbinger Capital Partners immediately prior to the merger) and all of the outstanding shares of Series D Preferred Stock. As of June 30, 2008, Harbinger Capital Partners beneficially owned approximately 94% of the outstanding shares of Salton common stock.
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

(ii)	a Term Loan Agreement dated as of December 28, 2007 (the “Term Loan”) by and among the financial institutions named therein as lenders, Harbinger Capital Partners Master Fund I, Ltd., as administrative agent and collateral agent, Salton and each of Salton’s subsidiaries identified on the signature pages thereof as borrowers and each of Salton’s subsidiaries identified on the signature pages thereof as guarantors, that provided for a 5-year $110 million term loan facility (which was subsequently increased to $140 million); and

(iii)	a Second Amended and Restated Agreement dated as of December 28, 2007 (the “European Credit Facility”) by and among Burdale Financial Limited, as an arranger, agent and security trustee, Salton Holdings Limited, Salton Europe Limited and each of Salton’s other subsidiaries identified on the signature pages thereof as borrowers, that provides for a 5-year £40.0 million (approximately $79.7 million as of June 30, 2008) credit facility, which includes a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $59.8 million as of June 30, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $7.0 million and $11.6 million, respectively, as of June 30, 2008) .
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
          For accounting purposes, APN Holdco was deemed to be the accounting acquirer. A summary of the purchase price and the allocation to the acquired net assets of legacy Salton is as follows:

Accounts receivable, net	$98,429
Inventories	87,637
Other current assets	74,604
Property, plant and equipment	19,343
Identifiable intangible assets	180,200
Other assets	9,438
Accounts payable	(90,445)
Accrued expenses	(77,003)
Other current liabilities	(67,732)
Other long-term liabilities	(33,574)
Deferred tax liability	(32,960)
Goodwill	104,788

Total purchase price	$272,725

          The allocation of the purchase price for this transaction is preliminary and could change significantly due to the future resolution of identified, or identification of new, contingent matters. Significant adjustments to the preliminary allocation of the purchase price to the net assets acquired of legacy Salton and the resulting determination of goodwill as of December 31, 2007 were as follows:
•	an increase in the value of certain identifiable intangible assets acquired related to the merger of $8 million;

•	an increase in deferred tax liabilities of $33 million;

•	a decrease in inventory of $2 million and a write-off of certain accounts receivable of $3 million;

•	an increase in contingent liabilities identified in a foreign jurisdiction of $4 million;

•	an increase in certain environmental liabilities of $4 million;

•	an increase in cooperative advertising and other allowances of $6 million;

•	a decrease in inventory related to the rationalization of certain legacy Salton brands and products and related tooling of $13 million; and

•	an increase in pension obligations of $3 million.
          Purchase accounting reserves were approximately $8 million and primarily consist of approximately $5 million of severance and certain change-in-control contractual payments and approximately $3 million of shutdown costs. Management plans to exit certain activities of legacy Salton were substantially completed by June 30, 2008. Management expects to pay these items over the next four years.
          Salton has accrued certain liabilities relating to the exit of certain activities, the termination of employees and the integration of operations in conjunction with the merger, which have been included in the allocation of the acquisition cost as follows:

	Amount				Amount
	Accrued as				Accrued as
	of December 31,	Additional		Other	of June 30,
	2007	Accruals	Amount Paid	Adjustments	2008
	(In thousands)
Severance and related expenses	$5,194	$985	$(625)	$(1,682)	$3,872
Unfavorable lease and other	2,798	1,525	(1,801)	—	2,522

Total	$7,992	$2,510	$(2,426)	$(1,682)	$6,394

          In connection with the merger, identified intangibles of Salton were acquired with the following estimated useful lives:

		Weighted
		Average
	Initial Value	Useful Life
	(Dollars in thousands)

License agreements	$8,690	9 years
Tradenames	$171,510	Indefinite
          The weighted average useful life of the intangible assets subject to amortization is nine years.
          After the allocation of the purchase price to these intangibles, the portion of the purchase price in excess of the fair value of assets and liabilities acquired was $104.8 million. For tax purposes this goodwill, as well as the other intangible assets, are not deductible. For the next five years, the expected amortization expense related to these intangibles will be $1.0 million per year.
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
          In connection with the merger, Salton incurred $17.8 million in integration and transition-related costs. These costs were primarily related to the integration and transition of the North American operations of Salton and APN Holdco.
Harbinger Acquisition of Applica
          On January 23, 2007, Applica was acquired by affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. ( together “Harbinger Capital Partners”), pursuant to the Agreement and Plan of Merger, dated October 19, 2006, as subsequently amended, by and among Applica, APN Holdco, and APN Mergersub, Inc., a Florida corporation (“MergerSub”).
          The acquisition was consummated on January 23, 2007 by the merger of MergerSub with and into Applica’ with Applica continuing as the surviving corporation and a wholly owned subsidiary of APN Holdco. Harbinger

Capital Partners acquired all of the outstanding shares of Applica (other than shares held by it prior to the acquisition) for $8.25 per share.
          The determination of the purchase price was as follows:

(In thousands)

Purchase of remaining shares	$125,592
Cost basis in Applica prior to acquiring remaining shares	25,786
Debt repayment and associated fees and accrued interest	77,197
Fees and expenses	14,200

$242,775

          As required under the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations”, the change in ownership required an allocation of the purchase price to the fair value of assets and liabilities. A summary of the purchase price and the allocation to the acquired net assets of Applica is as follows:

(In thousands)

Accounts receivable, net	$119,421
Inventories	118,380
Other current assets	18,376
Property, plant and equipment	15,441
Goodwill	72,608
Customer relationships	2,310
Other identifiable intangible assets	60,060
Other assets	9,404
Accounts payable	(42,616)
Accrued expenses	(45,722)
Current taxes payable	(4,387)
Senior credit facility	(73,660)
Deferred tax liability	(23,701)
Valuation allowance	16,861

$242,775

          In connection with the acquisition of Applica by Harbinger Capital Partners, Applica identified intangibles acquired with the following estimated useful lives:

		Weighted
		Average
	Initial Value	Useful Life
	(Dollars in thousands)
Customer relationships	$2,310	9 years
Tradenames	$18,000	Indefinite
Patents	$8,240	12 years
Black & Decker® license agreement	$33,820	9 years
          The weighted average useful life of the intangible assets subject to amortization is 9.56 years.
          After the allocation of the purchase price to these intangibles, purchase price remained in excess of the fair value of assets and liabilities acquired by Harbinger Capital Partners in the amount of $72.6 million. This amount was subsequently reduced by $13.4 million due to the May 2007 sale of Applica’s Professional Personal Care segment. See Note 5, Sale of Division. This goodwill was attributable to the general reputation of the business and the collective experience of the management and employees. For tax purposes, this goodwill, as well as the other intangible assets, are not deductible.

          Upon the close of the acquisition of Applica by Harbinger, Applica’s $20 million term loan with Mast Capital was paid in full, including a $400,000 prepayment penalty.
          In addition, all stock option plans were terminated and stock options with a per share exercise price of less than $8.25 were exchanged for cash, without interest, equal to the excess of $8.25 over the applicable per share exercise price for each such stock option, multiplied by the aggregate number of shares of common stock into which the applicable stock option was exercisable. Options with a per share exercise price equal to or in excess of $8.25 were cancelled.
          In connection with the acquisition of Applica by Harbinger, a voluntary redemption was offered to the holders of Applica’s 10% notes in February 2007, which included a 1% change-in-control premium. On February 22, 2007, $55.3 million of the notes were voluntarily redeemed. The total premium paid was $0.6 million. The remaining $0.5 million of the notes was redeemed on February 26, 2007 at par.
          In connection with the acquisition, Applica entered into an amendment to its senior credit facility pursuant to which the lenders approved the merger with Harbinger Capital Partners and the pre-payment of the Mast term loan and the 10% notes.
          Harbinger Capital Partners reimbursed Applica $1.4 million for fees and other acquisition-related expenses incurred by it in 2006 directly related to the acquisition.
          On January 23, 2007, Applica shares of common stock ceased trading on the New York Stock Exchange.
     Other Intangible Assets
          The components of Salton’s intangible assets are as follows:

	Weighted	June 30, 2008		June 30, 2007
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	9	$42,510	$(5,806)	$33,820	$(1,523)
Trade names	Indefinite	182,433	—	10,760	—
Patents	12	8,240	(973)	8,240	(264)
Customer relationships	9	2,310	(364)	2,310	(147)

		$235,493	$(7,143)	$55,130	$(1,934)

          Amortization expense related to intangible assets was $5.2 million, $1.9 million and none during the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended June 30:

(In thousands)
2009	$5,667
2010	$5,667
2011	$5,667
2012	$5,667
2013	$5,667
Thereafter	$17,582

     Supplemental Pro Forma Information
          The following table summarizes Salton’s unaudited consolidated results of operations as if (a) the merger with APN Holdco occurred on January 1st of each period presented and (b) the acquisition by Harbinger Capital Partners of Applica Incorporated in January 2007 occurred on January 1st of the periods presented:

	Year	Six Months	Year Ended
	Ended June 30,	Ended June 30,	December 31,
	2008	2007	2006

	Successor	Successor	Predecessor
	(In thousands, except per share data)

Net sales	$957,020	$389,737	$1,017,480
Loss from continuing operations	$(66,658)	$(86,269)	$(127,810)
Net loss	$(67,064)	$(83,596)	$(124,897)

Loss per common share:
Loss from continuing operations share — basic and diluted	$(0.09)	$(0.12)	$(0.17)

Net loss per common share — basic and diluted	$(0.09)	$(0.11)	$(0.17)

          The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger and acquisition had actually taken place at the beginning of each of the periods presented.
NOTE 3 — STOCKHOLDERS’ EQUITY
          In accordance with SFAS No. 141 “Business Combination”, the historical stockholders’ equity of APN Holdco, the accounting acquirer, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to paid-in capital. The accumulated deficit of the accounting acquirer was carried forward after the merger. Operations prior to the merger are those of APN Holdco. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company. All common stock equivalents have been excluded from the diluted per share calculations in the periods listed because their inclusion would have been anti-dilutive.
          The following table shows weighted average basic shares for the respective periods:

	Year ended	Six months ended	Year ended
	June 30, 2008	June 30, 2007	June 30, 2006

	Successor	Successor	Predecessor
Weighted average basic shares	731,874,361	731,874,361	731,874,361
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Litigation and Other Matters
          NACCO Litigation. Salton is a defendant in NACCO Industries, Inc. et al. v. Applica Incorporated et al., Case No. C.A. 2541-N, which was filed in the Court of Chancery of the State of Delaware on November 13, 2006.
          The original complaint in this action alleged a claim for breach of contract against Applica Incorporated, a subsidiary of Salton, and a number of tort claims against certain entities affiliated with Harbinger Capital Partners. The claims related to the termination of the merger agreement between Applica and NACCO Industries, Inc. and one of its affiliates following Applica’s receipt of a superior merger offer from Harbinger. On October 22, 2007, the plaintiffs filed an amended complaint asserting claims against Applica for breach of contract and breach of the implied covenant of good faith relating to the termination of the NACCO merger agreement and asserting various tort claims against Harbinger Capital Partners. The original complaint initially sought specific performance of the NACCO merger agreement or, in the alternative, damages. The amended complaint, however, seeks only damages. In light of the consummation of Applica’s merger with affiliates of Harbinger Capital Partners in January 2007, Salton believes that any claim for specific performance is moot. Applica filed a motion to dismiss the amended complaint on December 21, 2007. Rather than respond to the motion to dismiss the amended complaint, NACCO filed a motion for leave to file a second amended complaint, which was granted in May 2008.
          Salton believes that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses.
          Brown Litigation. Individual plaintiffs Ray C. Brown and Helen E. Brown, who allegedly own 671,000 shares of Salton’s common stock, filed a complaint in the Court of Chancery of the State of Delaware on August 5, 2008. The complaint names as defendants Harbinger Capital Partners, as well as Salton and the following former officers or directors: Leonhard Dreimann, Lester C. Lee, William M. Lutz, David M. Maura, Jason B. Mudrick, Steven Oyer, William B. Rue, David C. Sabin, Daniel J. Stubler, and Bruce J. Walker.
          According to the complaint, Harbinger Capital Partners acquired control of Salton through a series of events beginning in June 2006 and, that as a result, it owed fiduciary duties to Salton’s shareholders. The complaint further alleges that Harbinger Capital Partners breached its purported fiduciary duties in connection with the merger with APN Holdco. Through these alleged breaches of fiduciary duty, Harbinger Capital Partners purportedly sought to depress the price of Salton’s common stock prior to the merger and to facilitate completion of the merger on terms that were favorable to it and unfavorable to Salton’s other shareholders. The complaint alleges, among other things, that Harbinger Capital Partners breached its fiduciary duties by arranging for (i) short sales of Salton’s stock; (ii) the appointment of persons loyal to it as directors and as interim chief executive officer; (iii) the resignation of certain of Salton’s officers and directors; (iv) the preparation of documents related to the merger by its counsel; (v) alleged misrepresentations by or attributable to Harbinger Capital Partners respecting Salton; and (vi) a delay in completion of the merger. The complaint further states that certain of Salton’s former officers and directors breached their fiduciary duties by accommodating and capitulating to the allegedly wrongful conduct of Harbinger Capital Partners, rather than protecting the interests of Salton’s other shareholders.
          Based on these allegations, plaintiffs assert claims for breach of fiduciary duty against all defendants. plaintiffs seek declaratory relief, compensatory damages in the amount that is not less than $4,030,200 and punitive damages in an amount that is at least nine times the amount of compensatory damages awarded to plaintiffs.
          Salton believes that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses.
          George Foreman Distributor Litigation. Salton and its Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one of its distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. Salton strongly disputes this allegation. The plaintiff has obtained an ex-parte attachment order preventing one of Salton’s customers from paying any monies to Salton HK. The attachment order was recently reduced to approximately $575,000. Salton has challenged the attachment order, which remains pending.
          Salton believes that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses.
          Asbestos Matters. Applica is a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by Applica over 20 years ago. Although Applica never manufactured such products, asbestos was used in certain hair dryers sold by it prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. Salton believes that the action is without merit and intends to defend vigorously, but may be unable to resolve the disputes successfully without incurring significant expenses. At this time, Salton does not believe it has coverage under its insurance policies for the asbestos lawsuits.

          Environmental Matters. Prior to 2003, Salton manufactured certain of its products at facilities that it owned in the United States and Europe. Salton is investigating or remediating historical contamination at the following sites:
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
          The discovery of additional contamination at these or other sites could result in significant cleanup costs. These liabilities may not arise, if at all, until years later and could require Salton to incur significant additional expenses, which could materially adversely affect its results of operations and financial condition. At June 30, 2008, Salton had accrued $6.3 million for environmental matters.
          Other Matters. Salton is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on its financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
          As a distributor of consumer products, Salton is also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Salton receives inquiries from the CPSC in the ordinary course of our business.
          Salton may have certain non-income tax-related liabilities in a foreign jurisdiction. Based on the advice of outside legal counsel, Salton believes that it is possible that the tax authority in the foreign jurisdiction could claim that such taxes are due, plus penalties and interest. Currently the amount of potential liability cannot be estimated, but if assessed, it could be material to our financial condition, results of operations or liquidity. However, if assessed, Salton intends to vigorously pursue administrative and judicial action to challenge such assessment, however, no assurances can be made that it will ultimately be successful.
          Employment and Other Agreements
          Salton has an employment agreement with its Chief Executive Officer. This contract terminated on May 1, 2008 but will be automatically extended each year for an additional one-year period unless prior written notice of an intention not to extend is given by either party at least 30 days prior to the applicable termination date. The agreement provides for minimum annual base salary in addition to other benefits and annual stock option grants at the discretion of the Board of Directors. Under the agreement, the executive is entitled to an annual performance bonus based upon Salton’s achievement of certain objective earnings goals. The target amount of the performance bonus is 50% of base salary.
          The agreement contains certain non-competition, non-disclosure and non-solicitation covenants. The executive can be terminated for cause, in which case all obligations of Salton under the agreement immediately terminate, or without cause, in which case he is entitled to a lump sum payment equal to the one and one-half times his severance base. If, at any time during the term of the agreement, there is a change in control of Salton and within one year after such change in control (1) the executive is terminated without cause or (2) if he terminates his employment under specific circumstances, the company must pay him a lump sum equal to one and one-half times his severance base. The term “severance base” is defined in the agreement as the sum of (1) the executive’s base salary, plus (2) the higher of (a) the target-level incentive bonus for the year during which the termination occurs and (b) the average of the incentive bonuses paid to the executive for the three years immediately preceding the year in which the termination occurs.
          In January 2007, Harry D. Schulman resigned his position as Chairman of the Board and Chief Executive Officer of Applica Incorporated. In connection with his resignation, Applica entered into a separation agreement with Mr. Schulman, pursuant to which Mr. Schulman’s employment agreement was terminated and Applica agreed to pay him a cash payment of $1.4 million. Applica also entered into a consulting agreement with Mr. Schulman with a term of two years pursuant to which Mr. Schulman agreed to provide Applica with certain advisory services. Pursuant to the consulting agreement, Mr. Schulman will receive a total of $600,000.
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
     Leases
          Salton has non-cancelable operating leases for offices, warehouses and office equipment. The leases expire over the next twenty years and contain provisions for certain annual rental escalations. Future minimum payments under Salton’s non-cancelable long-term operating leases are as follows:

(In thousands)
2009	$10,521
2010	9,615
2011	9,267
2012	7,802
2013	7,054
Thereafter	27,843

$72,102

          Rent expense for the year ended June 30, 2008, six months ended June 30, 2007 and year ended December 31, 2006 totaled approximately $9.5 million, $2.5 million and $4.9 million, respectively.
     License Agreements
          Salton licenses the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In December 2007, Salton and The Black & Decker Corporation extended the trademark license agreement through December 2012, with an automatic extension through December 2014 if certain milestones are met regarding sales volume and product return. Under the agreement as extended, Salton agreed to pay The Black & Decker Corporation royalties based on a percentage of sales, with minimum annual royalty payments as follows:
•	Calendar Year 2008: $13,500,000

•	Calendar Year 2009: $14,000,000

•	Calendar Year 2010: $14,500,000

•	Calendar Year 2011: $15,000,000

•	Calendar Year 2012: $15,000,000
          The agreement also requires Salton to comply with minimum annual return rates for products. If Black & Decker does not agree to renew the license agreement, Salton has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement. Upon request, Black & Decker may elect to extend the license to use the Black & Decker ® brand to certain additional products. Black & Decker has approved several extensions of the license to additional categories including home environment and pest.
          Salton licenses the Farberware® brand from the Farberware Licensing Company in the United States, Canada and Mexico for several types of household appliances, including beverage products, food preparation products, garment care products and cooking products. The term of the license is through 2010 and can be renewed for additional periods upon the mutual agreement of both parties. Under the agreement, Salton agreed to pay Farberware Licensing Company royalties based on a percentage of sales, with minimum annual royalty payments as follows:
•	Fiscal Year 2008: $1,300,000

•	Fiscal Year 2009: $1,400,000

•	Fiscal Year 2010: $1,500,000
          Salton owns the LitterMaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Salton owns two patents and has exclusive licenses to three other patents covering the LitterMaid® litter box, which require Salton to pay royalties based on a percentage of sales. The license agreements are for the life of the applicable patents and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.
          Salton maintains various other licensing and contractual relationships to market and distribute products under specific names and designs. These licensing arrangements generally require certain license fees and royalties. Some of the agreements contain minimum sales requirements that, if not satisfied, may result in the termination of the agreements.
NOTE 5 — SALE OF DIVISION
          On May 1, 2007, Applica sold its Professional Personal Care segment in North America to an unrelated third party for $36.5 million. The Professional Personal Care operations are reported as a discontinued operation in the consolidated statement of operations. The prior periods presented have been restated to reflect this classification.
          The assets sold as part of the transaction were as follows:

(In thousands)
Accounts receivable and inventory	$17,689
Intangible assets	7,240
Goodwill	11,162
Other	409

$36,500

          Sales and income from discontinued operations related to the Professional Personal Care segment for the periods indicated were as follows:

	Year ended	Six months	Year ended
	June 30,	ended June 30,	December 31,
	2008	2007	2006
	Successor	Successor	Predecessor
	(In thousands)

Sales	$—	$16,600	$39,862
Income (loss)	$(408)	$2,673	$2,913

NOTE 6 — ACCRUED EXPENSES
          Accrued expenses are summarized as follows:

	June 30, 2008	June 30, 2007
	(In thousands)
Promotions, co-op and other advertising allowances	$25,760	$8,865
Chargebacks	1,855	418
Salaries and bonuses	10,146	4,064
Warranty	8,030	6,944
Environmental liability	6,300	—
Product liability	4,496	5,027
Freight	2,246	1,170
Interest	272	113
Royalty	3,467	3,587
Other	40,865	17,835

	$103,437	$48,023

NOTE 7 — STOCK-BASED COMPENSATION
          Under various plans, Salton may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of ten years and vest immediately or on a straight line basis over periods ranging from one to five years. In addition, certain stock options vest solely upon the achievement of certain performance-based criteria.
          As of June 30, 2008, Salton had approximately 9.5 million options outstanding, approximately 193.7 million stock options available to be granted and approximately 203.2 million stock options authorized under the plans.
          Salton accounts for stock-based compensation under FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revises FASB Statement No.123 and supersedes APB Opinion No. 25. SFAS 123(R), and requires all share-based payments to employees to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period. Salton uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Salton’s specific weighted-average assumptions for the risk-free interest rate, expected volatility and expected dividend yield are discussed below. Additionally, under SFAS 123R, Salton is required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in Salton’s assumptions or changes in market conditions.
          In connection with the adoption of SFAS No. 123R, Salton has determined the expected term of stock options granted using the simplified method as discussed in Section D, Certain Assumptions Used in Valuation Methods, of SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB 110, as Salton does not have sufficient information regarding exercise behavior. Based on the results of applying the simplified method, Salton has determined 6 years is an appropriate expected term for awards with three-year graded vesting and 6.5 years for awards with five-year graded vesting.
          The risk-free interest rate is based on the U.S. Treasury yield for the same period as the expected term at the time of the grant. The expected volatility is based on historical volatility. The fair value of each option granted under the stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year ended	Six months ended	Year ended
	June 30, 2008	June 30, 2007	June 30, 2006

	Successor	Successor	Predecessor

Expected dividend yield	0.00%	N/A	0.00%
Expected volatility	56.17% - 91.70%	N/A	80.7%
Risk-free interest rate	3.01% - 3.66%	N/A	4.25%
Expected term of options in years	6 - 6.5	N/A	4

          A summary of Salton’s stock options as of and during the year ended June 30, 2008 is as follows:

			Weighted-Average
		Weighted-	Remaining	Total
		Average	Contractual Term	Intrinsic
	Shares(000)	Exercise Price	(Years)	Value
Outstanding at beginning of year	1,006	$14.91
Granted	9,130	$0.23
Exercised	—	—
Forfeited	(608)	$9.23

Outstanding at end of year	9,528	$1.17	9.48	—

Options exercisable at end of year	586	$15.63	2.82	—

          As of June 30, 2008, there was $1.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.61 years.
          The weighted average grant date fair value of stock options granted was $0.16 for the year ended June 30, 2008 and zero for the six months ended June 30, 2007 and year ended December 31, 2006. The total intrinsic value of stock options exercised was zero for the year ended June 30, 2008 and six months ended June 30, 2007. The total intrinsic value of stock options exercised was $2.6 million for the year ended December 31, 2006.
          Salton recorded $0.2 million, none and $0.5 million in stock compensation expense for the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.
NOTE 8 — ASSETS HELD FOR SALE
          In October 2005, a subsidiary of Salton ceased production at its Mexican manufacturing facility. At June 30, 2007, the land and building related to such facility were classified as assets held for sale in the consolidated balance sheet at a net realizable value of approximately $4.7 million. In October 2007, the property was sold for $5.2 million, which is net of broker commissions. The sale resulted in a gain of approximately $0.5 million for the year ended June 30, 2008.
NOTE 9 — PROPERTY, PLANT AND EQUIPMENT
          The following is a summary of property, plant and equipment:

		June 30,	June 30,
	Useful Lives	2008	2007
		(In thousands)
Land	NA	$6,338	$—
Building	39.5 years	2,145	—
Computer equipment	3 - 7 years	9,985	11,383
Equipment and other	3 - 5 years	7,541	2,192
Leasehold improvements*	8 - 10 years	1,873	2,321

Total		27,882	15,896
Less accumulated depreciation		3,792	2,443

		$24,090	$13,453

*	Shorter of remaining term of lease or useful life
NOTE 10 — SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT

          North American Credit Facility. On December 28, 2007, in connection with the merger with APN Holdco, Salton entered into a $200 million asset-based senior secured revolving credit facility maturing in December 2012. The facility includes an accordion feature which permits Salton to request an increase in the aggregate revolver amount by up to $75,000,000. On February 28, 2008, in connection with the syndication by Bank of America, N.A. of the North American credit facility, Salton entered into an amendment to such facility that, among other things, increased the applicable borrowing margins by 50 basis points.
          At Salton’s option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability and set at 2.50% on June 30, 2008), which was 4.96% on June 30, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, and was 0.75% on June 30, 2008), which was 5.75% on June 30, 2008.
          Advances under the credit facility are governed by Salton’s collateral value, which is based upon percentages of eligible accounts receivable and inventories of its North American operations. Under the credit facility, Salton must comply with a minimum monthly cumulative EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, Salton must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. As of June 30, 2008, Salton had approximately $104.0 million of borrowings outstanding and $30.2 million available for future cash borrowings under its North American credit facility.
          At June 30, 2008, Salton had letters of credit of $175,000 outstanding under its credit facility.
          Term Loan. On December 28, 2007, in connection with the merger with APN Holdco, Salton entered into a $110 million term loan due December 2012 with Harbinger Capital Partners. The term loan is secured by a lien on Salton’s North American assets, which is subordinate to the North American credit facility. On April 29, 2008, Salton entered into an amendment to the term loan, which, among other things:
•	provided for the payment of interest by automatically having the outstanding principal amount increase by an amount equal to the interest due (the “PIK Option”) from January 31, 2008 through March 31, 2009;

•	provided Salton the option, after March 31, 2009, to pay the interest due on such loan either (i) in cash or (ii) by the PIK Option;

•	increased the applicable borrowing margins by 150 basis points (the “Margin Increase”) as consideration for the right to have the PIK Option;

•	eliminated the obligation of Salton to gross up any withholding tax payments in respect of the Margin Increase;

•	increased the outstanding loan amount by $15 million from $110 million to $125 million to fund general corporate purposes; and

•	provided Salton and it’s subsidiaries a delayed draw option to draw down up to an additional $15 million in the next 24 months in installments of at least $5 million to fund general corporate expenses (which was subsequently drawn in the fourth fiscal quarter of 2008).
          The term loan bears interest at the LIBOR rate plus 800 basis points, which is 10.64% at June 30, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009, with all unpaid amounts due at maturity. As of June 30, 2008, the outstanding principal balance and accrued interest of the term loan was approximately $145.3 million.
          European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiaries have a £40.0 million (approximately $79.7 million as of June 30, 2008) credit facility with Burdale Financial Limited. The facility consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $59.8 million as of June 30, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $7.0 million and $11.6 million, respectively, as of June 30, 2008).

          The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On June 30, 2008, these rates for borrowings were approximately 6.75%, 8.0% and 6.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively.
          As of June 30, 2008, under the revolver loan, Salton had outstanding borrowings of £5.9 million (approximately $11.8 million) and £5.3 million (approximately $10.7 million) available for future cash borrowings. Under the term loans, Salton had a total of £9.345 million (approximately $18.6 million) of borrowings outstanding. No principal amounts are due on the term loans until December 31, 2012.
          The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of Salton’s European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, Salton is required to comply with a fixed charge coverage ratio. Salton was in compliance with all covenants as of June 30, 2008.
          The facility agreement is secured by all of the tangible and intangible assets of certain foreign entities, a pledge of the capital stock of certain subsidiaries and is unconditionally guaranteed by certain of Salton’s foreign subsidiaries.
          Series D Redeemable Preferred Stock. On December 28, 2007 in connection with the merger, Salton issued 110,231.336 shares of a new series of preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
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
          Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of June 30, 2008, accrued dividends totaled approximately $9.2 million.
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
          The aggregate maturities of long-term debt, including the North American credit facility, the Harbinger term loan, the European credit facility and the Series D preferred stock were as follows for each of the years ended June 30:

(In millions)
2009	$—
2010	20.0
2011	20.0
2012	20.0
2013	220.0
Thereafter	119.5

$399.5

NOTE 11 — EMPLOYEE BENEFIT PLANS
          Salton has a 401(k) plan for its employees to which it makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by Salton’s employees are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for the plan during the year ended June 30, 2008, the six months ended June 30, 2007 and the year ended December 31, 2006 totaled approximately $0.5 million, $0.3 million and $0.5 million, respectively, and were included as a component of operating expenses in the consolidated statement of operations. Salton does not provide any health or other benefits to retirees.
          Salton has two defined benefit plans that covered substantially all of the domestic employees of one of its subsidiaries (“Domestic Plan”) as of the date the plans were curtailed. Pension benefits are based on length of service, compensation, and, in certain plans, Social Security or other benefits. Effective October 30, 1999, Salton’s Board of Directors approved the freezing of benefits under the two defined benefit plans. Beginning October 31, 1999, no further benefits were accrued under the plans.
          Salton Europe operates a funded defined benefit pension plan (“Europe Plan”) and a defined contribution plan. The assets of the defined benefit plan are held in separate trustee administered funds. The defined benefit plan was closed to new entrants in November 2000. New employees starting after such date are able to participate in a defined contribution plan, which is open to all employees. Salton matches employee contributions up to and including 5.0% of gross salary.
          As part of the merger with APN Holdco, Salton accounted for the defined benefit plans in accordance with SFAS 141 (See Note 2 — Mergers and Acquisitions), and recorded a liability for the projected benefit obligations in excess of the plan assets of approximately $1.8 million and $10.1 million as of December 31, 2007 for the Domestic Plans and Europe Plan, respectively.
          On June 30, 2008, Salton adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans” (SFAS 158). This statement requires Salton to recognize the funded status of its defined benefit postretirement plan. This statement also requires Salton to measure the funded status of the plans as of the date of the year-end statement of financial position. In accordance with SFAS 158, Salton has used a measurement date of June 30 for all of its defined benefit pension plans. The adoption of the SFAS 158 did not have a material effect on Salton’s consolidated financial statements.

	For the six months ended June 30, 2008
	Domestic	Europe	Total
	(in thousands)
Changes in benefit obligation:
Benefit obligation at December 31, 2007	$12,267	$50,536	$62,803
Service cost	—	239	239
Interest cost	362	1,420	1,782
Actuarial (gain)/loss	(1)	(4,675)	(4,676)
Plan participant contributions	—	132	132
Foreign exchange impact	—	(31)	(31)
Benefits paid and expenses	(508)	(616)	(1,124)

Benefit obligation at the end of year	$12,120	$47,005	$59,125

Changes in plan assets:
Fair value of plan assets at December 31, 2007	$10,461	$40,414	$50,875
Actual return on plan assets	(781)	(2,674)	(3,455)
Employer contribution	263	796	1,059
Plan participant contribution	—	132	132
Benefits paid from plan assets	(508)	(616)	(1,124)
Foreign exchange impact	—	(21)	(21)

Fair value of plan assets at end of year	$9,435	$38,031	$47,466

Funded status	$(2,685)	$(8,974)	$(11,659)

	As of June 30, 2008
	Domestic	Europe	Total

Amounts recognized in consolidated balance sheets:
Pension liability	$(2,685)	$(8,974)	$(11,659)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain)/loss	$1,145	$(456)	$689

          The estimated net loss that will be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is immaterial for both the Domestic and the Europe plans.

	For six months ended June 30, 2008
	Domestic	Europe	Total
	(in thousands)
Components of net periodic benefit costs:
Service cost-benefits earned	$—	$239	$239
Interest cost on projected benefit obligations	361	1,420	1,781
Actuarial return on plan assets	(364)	(1,548)	(1,912)
Net amortization and deferral	—	—	—

	$(3)	$111	$108

          The information regarding the Domestic and European plans provided in the following table is as of June 30, 2008:

	For the six months ended June 30, 2008
	Domestic	Europe

Weighted average assumptions used to determine net period benefit cost:
Discount rate	6.0%	5.7%
Rate of increase in compensation	N/A	4.8%
Expected return on plan assets	7.0%	7.7%

	As of June 30, 2008
	Domestic	Europe
Information for pension plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$12,120	$47,005
Accumulated benefit obligation	$12,120	$45,218
Fair value of plan assets	$9,435	$38,031

Allocation of plan assets:
Equity securities	55.2%	78.0%
Debt securities	42.6%	10.0%
Other	2.2%	12.0%

Total	100%	100%
          The assets of the Domestic Plans are held in an investment portfolio with an active, strategic asset allocation strategy. This portfolio is invested in mutual funds and is intended to be liquid. Investments are diversified with the intent to minimize the risk of large losses. The portfolio is intended to be maintained to provide diversification with regard to the concentration of holdings in individual issues, corporations, or industries.
          The investment strategy for the Europe plan is determined by the Trustees of the Pifco (Salton Europe) Group Pension and Life Assurance Plan (“the Plan”) in consulting with Salton. The aim of the Trustees of the Plan is to ensure that while the Plan continues to operate on an ongoing basis there are enough assets in the Plan to pay the benefits as they fall due with a stable contribution rate. The overall expected rate of return of 7.7% is based on the weighted average of the expected returns on each asset class. The Trustees aim to reduce equity investment and increase debt security investment when they feel the time is right. The target allocation at any point in time is therefore equal to the actual allocation.

	Domestic	Europe	Total

Contributions:
Expected contributions in fiscal 2009	$384	$1,594	$1,978
Expected future benefit payments:
Fiscal 2009	$882	$1,195	$2,077
Fiscal 2010	$888	$1,295	$2,183
Fiscal 2011	$894	$1,395	$2,289
Fiscal 2012	$895	$1,514	$2,409
Fiscal 2013	$896	$1,634	$2,530
Fiscal 2014 thru 2018	$4,589	$10,361	$14,950

NOTE 12 — INCOME TAXES
          At June 30, 2008, Salton had deferred tax assets in excess of deferred tax liabilities of $160.0 million. Salton determined that it was more likely than not that $10.2 million of such assets will be realized, resulting in a valuation allowance of $149.8 million as of June 30, 2008. Salton evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Salton operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.
          No provision was made for U.S. taxes on the remaining accumulated undistributed earnings of Salton’s foreign subsidiaries of approximately $23.6 million at June 30, 2008, because Salton expects to permanently reinvest these earnings.
          SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which Salton operates, the utilization of past tax credits and length of carryback and carryforward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment.
          Salton expects to realize the benefits of net deferred tax assets of approximately $6.0 million as of June 30, 2008, primarily from identified tax planning strategies in the U.S.
          Income tax provision consisted of the following:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2008	June 30, 2007	December 31, 2006
	Successor	Successor	Predecessor
	(In thousands)

Current:
Federal	$—	$—	$—
Foreign	8,151	1,781	3,926
State	—	—	15

	8,151	1,781	3,941
Deferred	5,935	(69)	(635)

	$14,086	$1,712	$3,306

          The United States and foreign components of earnings (loss) before income taxes and discontinued operations were as follows:

	Year Ended	Six Months	Year Ended
	June 30, 2008	Ended June 30, 2007	December 31, 2006
	Successor	Successor	Predecessor
	(In thousands)

United States	$(46,993)	$(5,020)	$(30,875)
Foreign	18,953	2,450	7,597

	$(28,040)	$(2,570)	$(23,278)

          The differences between the statutory rates and the tax rates computed on pre-tax earnings are as follows:

	Year ended	Six months ended	Year ended
	June 30, 2008	June 30, 2007	December 31, 2006
	Successor	Successor	Predecessor

Statutory rate	35.0%	35.0%	35.0%
Permanent differences	(1.7)	(248.4)*	0.9
State income tax	4.3	(17.3)	3.4
Foreign taxes	2.7	(10.5)	(6.9)
Foreign earnings distributed to, or taxable in, the U.S.	(5.5)	(30.0)	(7.3)
FIN 48	(10.0)	—	—
Valuation allowance	(72.3)	204.6	(42.0)
Other	(2.7)	—	0.7

	(50.2)%	(66.6)%	(16.2)%

*	The decrease in the permanent differences is due to a taxable gain on the sale of the Professional Personal Care segment.
          The primary components of deferred tax assets (liabilities) were as follows:

	As of June 30,	As of June 30,
	2008	2007
	(In thousands)
Inventory differences	$2,302	$1,291
Accrued expenses	26,102	7,853
Valuation allowance	(27,080)	(6,120)

Total current assets	1,324	3,024

Net operating loss and other carryforwards	125,149	76,739
Fixed assets	(1,694)	(2,923)
Goodwill and intangible asset amortization	8,125	6,310
Valuation allowance	(122,757)	(75,980)

Net non-current assets	8,822	4,146

Non-current liabilities (indefinite-lived intangible assets)	(43,783)	—

Net deferred tax liability	(33,637)	—

          Legacy Salton has domestic net operating losses (“NOLs”) and built-in deduction carryforwards at June 30, 2008 and 2007 of approximately $179.9 million and 109.4 million, respectively, components of which are subject to various IRC Section 382 limitations, which significantly restrict the ability of Salton to realize the benefit of such legacy NOLs.
          In general, IRC Section 382 provides an annual limitation on the use of net operating loss and tax credit carryforwards resulting from a change in ownership as defined in the Internal Revenue Code. Further, the recognition of built-in deductions within five years of an ownership change can also be subject to the annual IRC Section 382 limitation if the company is in a net unrealized built-in loss position on the ownership change date. Alternatively, a company’s annual IRC Section 382 limitation can be increased as a result of the recognition of built-in gains within five years from the ownership change date provided Salton is in a net unrealized built-in gain position. Any unused IRC Section 382 limitation can carryforward to subsequent years. As a result of Section 382, legacy Salton’s utilizable NOL’s are insignificant.
          Salton’s NOL’s as of June 30, 2008 of $109.3 million are attributable to legacy Applica entities. As a result of legacy Applica’s prior ownership changes on June 14, 2006 and January 23, 2007, Applica’s net operating loss and tax credit carryforwards incurred prior to the ownership change dates are subject to an annual IRC Section 382 limitation of approximately $5.0 million and $8.6 million, respectively. Applica’s annual limitation as of June 30, 2008 is $19.6 million, as of June 30, 2009 is $10.7 million and approximately $5.0 million through 2025.

          During fiscal year ended June 30, 2008, Salton generated approximately $70.5 million of net operating loss carryovers. A portion of Salton’s current year net operating loss carryover may be attributable to built-in deductions of approximately $53.2 million and therefore subject to IRC Section 382 limitations.
          The Company’s domestic operating loss carryforwards were generated from 1999 through 2008 and begin expiring on 2019.
          The amount of Salton’s valuation allowance for which subsequently recognized tax benefits will reduce goodwill or other non-current intangibles is estimated at approximately $27 million.
          The Company also has foreign tax credit carryforwards of $4.5 million as of June 30, 2008 that are not subject to IRC Section 383 limitations and begin expiring in 2017.
          Salton also has NOLs in numerous states that had a tax benefit of $13.9 million at June 30, 2008. Salton has applied valuation allowances, tax effected, against these NOLs of $13.9 million, most of which are subject to various state IRC Section 382 limitations.
          Salton has foreign NOL carryforwards of $82.9 million and $34.0 million as of June 30, 2008 and June 30, 2007, respectively, in various foreign jurisdictions in which Salton operates. Salton’s foreign net operating loss carryovers have various expiration dates. Approximately $34.5 million of Salton’s foreign net operating loss carryovers generated in various countries have an indefinite carryover period, with the remaining net operating loss carryforwards beginning to expire in calendar year 2008. Salton has recorded a valuation allowance of $23.7 million.
          Salton adopted the provisions of FASB Interpretation 48, Accounting for Uncertainties in income Taxes, (“FIN 48”) on January 1, 2007. Previously Salton had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, Salton recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain Salton’s position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount realized upon the ultimate settlement is the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant tax authority. At the adoption date, Salton applied FIN 48 to all tax positions for which the statute of limitations remained open.
          As of June 30, 2007, Salton had total unrecognized tax benefits of $0.5 million, all of which have been paid as of June 30, 2008. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)
Unrecognized tax benefit at January 1, 2007 and June 30, 2007	$0.5
Gross increases — tax positions in current period	1.6
Gross increases — business combination	2.2
Settlements	(0.5)
Lapse of statute of limitations	—

Balance at June 30, 2008	$3.8

          Included in the balance of unrecognized tax benefits at June 30, 2008, are $1.6 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at June 30, 2008, are $2.2 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations and should not affect the effective tax rate.
          Salton classifies interest and penalties related to unrecognized tax benefits as income tax expense. Salton has recorded liabilities of $0.8 million for penalties and $2.8 million for interest as of June 30, 2008. In addition, Salton believes that it is reasonably possible that approximately $0.7 related to various foreign unrecognized tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
          Salton files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2004-2007. With limited exceptions, tax years prior to 2003 are no longer open in major foreign, state or local tax jurisdictions.
NOTE 13 — CONCENTRATION OF CREDIT AND OTHER RISKS
          Salton sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.
          Wal-Mart Stores, Inc. accounted for 24%, 28% and 33% of consolidated net sales for the year ended June 30, 2008, six month period ended June 30, 2007 and year ended December 31, 2006, respectively. Target Corporation accounted for 11%, 15% and 11% of consolidated net sales for the same periods ended June 30, 2008, June 30, 2007 and December 31, 2006. No other customers accounted for more than 10% of Salton’s consolidated net sales for the year ended June 30, 2008, six month period ended June 30, 2007 and year ended December 31, 2006. As of June 30, 2008 and 2007, Wal-Mart Stores, Inc. accounted for approximately 20% and 23%, respectively, of Salton’s consolidated accounts receivable. As of June 30, 2008 and 2007, Target Corporation accounted for approximately 12% and 17%, respectively, of Salton’s consolidated accounts receivable. No other customers accounted for more than 10% of Salton’s consolidated accounts receivable at June 30, 2008 and 2007.
          A majority of Salton’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 67%, 90% and 84% of consolidated net sales in the year ended June 30, 2008, six months ended June 30, 2007 and year ended December 31, 2006, respectively.
          Salton’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy, if any, and an additional allowance for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to Salton, this allowance may need to be increased, which may have an adverse impact upon Salton’s earnings. As of June 30, 2008 and 2007, the allowance for doubtful accounts was $3.1 million and $3.0 million, respectively. Salton reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. Salton writes off all uncollectible trade receivables against its allowance for doubtful accounts.
          In December 2004, Salton entered into new credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Salton to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million. Salton remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. In addition, Salton insures its receivables in some of its foreign subsidiaries. At June 30, 2008 and 2007, $19.9 million and $10.0 million, respectively, of accounts receivable outstanding from customers were insured under these arrangements. This arrangement is strictly for the purpose of insuring selected receivables.
          Salton purchases the majority of its products from third party suppliers in the Far East. Salton also sells its products to customers located in foreign jurisdictions, including Latin America and Canada. Because Salton procures its products and conducts business in several foreign countries, Salton is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on Salton, its results of operations, prospects or debt service ability. Salton could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.
          Salton’s supplier Tsann Kuen Enterprise accounted for 24% of Salton’s total purchases in the year ended June 30, 2008 and none for the six months ended June 30, 2007 and the year ended December 31, 2006. Elec-Tech International (H.K.) Company, Ltd. and its affiliates accounted for approximately 23%, 35% and 53%, respectively, of Salton’s total purchases in the year ended June 30, 2008, six months ended June 30, 2007 and year ended December 31, 2006.
          China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, which would have a material adverse impact on Salton’s business, financial condition and results of operations.
          Salton conducts sourcing activities through a subsidiary incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy.
NOTE 14 — RELATED PARTY TRANSACTIONS
          Mast Capital Management. Christopher B. Madison, a former member of Applica’s Board of Directors, is a principal of Mast Capital Management, LLC, a Boston-based investment manager focused on high yield and special situation credit investing. In 2005, a fund managed by Mast acquired 2,328,200 shares of Applica common stock (or approximately 9.3% of the outstanding shares at December 31, 2006) and made a $20 million secured term loan to Applica. In connection with the acquisition of Applica by Harbinger Capital Partners (prior to Salton’s merger with APN Holdco), the term loan was repaid in January 2007. Salton recorded approximately $2.3 million in interest expense associated with this term loan for the year ended December 31, 2006.
NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair Value of Financial Instruments
          At June 30, 2008 and 2007, Salton’s financial instruments included cash, cash equivalents, receivables, accounts payable and borrowings. At June 30, 2008 and 2007, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments.
          The fair values of the long term debt and preferred stock approximate the carrying values as their terms approximate the terms of similar loans that would be made to borrowers with similar credit ratings and for the same maturities.
NOTE 16 — OPERATING SEGMENTS
          Salton consists of a single operating segment which designs, sources, markets and distributes a diversified product mix for use in the home. The product mix consists of small kitchen and home appliances, electronics for the home, time products, lighting products, electronic pet and pest control products and personal care and wellness products. Salton believes this segmentation is appropriate based upon Management’s operating decisions and performance assessment. Nearly all of Salton’s products are consumer goods within the housewares market, procured through independent manufacturers, primarily in the Far East. Salton’s products are distributed through similar distribution channels and customer base using global marketing efforts.
Product Information — Net Sales
          The following table sets forth the approximate amounts and percentages of Salton’s consolidated net sales by product category during the periods indicated:

	Year ended		Six months ended		Year ended
	June 30, 2008		June 30, 2007		December 31, 2006
	Successor		Successor		Predecessor
	(Dollars in thousands)

	Net Sales	%	Net Sales	%	Net Sales	%
Kitchen Products	$513,190	76%	$135,858	65%	$320,676	68%
Home Products	119,513	18%	52,196	25%	107,685	23%
Pet Products	24,978	4%	16,093	8%	32,775	7%
Personal Care Products	10,311	1%	—	0%	—	0%
Pest Control Products	7,496	1%	4,851	2%	8,431	2%
Other Products	931	0%	—	0%	901	0%

Consolidated	$676,419	100%	$208,998	100%	$470,468	100%

          Salton’s international operations are conducted primarily in Latin America, Canada, the Caribbean, Europe and Australia. Other than the United States and Canada, Salton does not have external sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of Salton’s sales between those in the United States, Canada and those in other locations for each year:

	Year ended	Six months ended	Year ended
	June 30, 2008	June 30, 2007	December 31, 2006
	Successor	Successor	Predecessor
	(In thousands)

Net sales:
United States operations	$349,104	$129,774	$306,212
International operations:
Latin America	134,403	56,812	106,222
Canada	83,104	22,412	58,034
Europe	87,584	—	—
Other	22,224	—	—

Consolidated net sales	$676,419	$208,998	$470,468

	As of	As of
	June 30, 2008	June 30, 2007
Long-lived assets (1):
United States operations	$195,691	$64,552
International operations	56,749	2,097

Consolidated long-lived assets	$252,440	$66,649

(1)	Includes property plant and equipment and other intangible assets.
          Intercompany sales are billed at prices established by Salton. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the product is shipped. Included in United States operations are certain sales derived from product shipments from Hong Kong directly to customers located in the United States.
NOTE 17 — ACQUISITION RELATED EXPENSES
          In connection with a proposed acquisition of a global pet supply business, which ultimately was not consummated, Salton incurred approximately $7.1 million in acquisition related expenses. In accordance with the purchase agreement, Salton was reimbursed $3.0 million for such expenses in July 2008, which were accrued as of June 30, 2008.
NOTE 18 — SUBSEQUENT EVENTS
          Series E Redeemable Preferred Stock. On August 22, 2008, Salton entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, pursuant to which Salton has the right, in its sole discretion, to cause Harbinger to purchase from Salton, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of a new series of non-convertible and non-voting preferred stock, the Series E Nonconvertible (Non-Voting) Preferred Stock (“Series E Preferred Stock”). Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million. Salton is not required, at any time, to exercise its rights to cause Harbinger to purchase any of the Series E Preferred Stock. In connection with the initial closing of the Purchase Agreement on August 22, 2008, Harbinger Capital Partners purchased 25,000 shares of Series E Preferred Stock in cash for a purchase price of $1,000 per share.
          Ranking. The Series E Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of Salton (a “Liquidation”) or a Sale Transaction (defined below) pari passu to the Series D Preferred Stock and senior to all classes of common stock of Salton and each other class or series of capital stock of Salton which does not expressly rank pari passu with or senior to the Series E Preferred Stock (collectively, referred to as the “Junior Stock”).
          Liquidation Preference. Upon the occurrence of a Liquidation, the holders of shares of Series E Preferred Stock will be paid, pari passu with the holder of the Series D Preferred Stock and prior to any payment or distribution to the holders of Junior Stock, for each share of Series E Preferred Stock held thereby an amount in cash equal to the sum of (x) $1,000 (as adjusted for stock splits, reverse stock splits, combinations, stock dividends, recapitalizations or other similar events of the Series E Preferred Stock, the “Series E Liquidation Preference”) plus, (y) all unpaid, accrued or accumulated dividends or other amounts due, if any, with respect to each share of Series E Preferred Stock.
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
          Dividends. The holders of Series E Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series E Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared.
          Salton cannot declare or pay any dividends on, or make any other distributions with respect to or redeem, purchase or otherwise acquire (other than a redemption, purchase or other acquisition of common stock made for purposes of, and in compliance with, requirements of an employee benefit plan or other compensatory arrangement)

for consideration, any shares of any Junior Stock unless and until all accrued and unpaid dividends on all outstanding shares of Series E Preferred Stock have been paid in full.
          Voting Rights. The Series E Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by the stockholders of Salton, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series E Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series E Preferred Stock or the Salton certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series E Preferred Stock. In those circumstances where the holders of Series E Preferred Stock are entitled to vote, each outstanding share of Series E Preferred Stock would entitle the holder thereof to one vote.
          No Conversion Rights. The Series E Preferred Stock is not convertible into Salton common stock.
          Mandatory Redemption. On the earlier to occur of (i) a Sale Transaction or (ii) December 28, 2013, each outstanding share of Series E Preferred Stock will automatically be redeemed (unless otherwise prevented by applicable law), at a redemption price per share equal to 100% of the Series E Liquidation Preference, plus all unpaid, accrued or accumulated dividends or other amounts due, if any, on the shares of Series E Preferred Stock. If Salton fails to redeem shares of Series E Preferred Stock on the mandatory redemption date, then during the period from the mandatory redemption date through the date on which such shares are actually redeemed, dividends on such shares would accrue and be cumulative at an annual rate equal to 18%, compounded quarterly, of the Series E Liquidation Preference.
          Island Sky Australia Limited In September 2008, Salton purchased 16,342,940 common shares of Island Sky Australia Limited for approximately $4.0 million. After consummation of the transaction, Salton owns approximately 13% of Island Sky’s outstanding common shares. Salton’s Chief Executive Officer currently serves as a non-executive director of Island Sky Australia Limited. In June 2008, Salton entered into a license agreement with Island Sky relating to the sale of a patented water product in certain geographies in the Far East.

Schedule II
Salton Incorporated and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Balance at	(Credited) to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period
Year ended June 30, 2008 (Successor)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,995	$297	—	$(231	)(1)	$3,061
Allowance for sales returns	$393			$(393)		$—
Deferred tax valuation allowance	$82,100	—	$67,737	—		$149,837

Six months ended June 30, 2007 (Successor)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$2,973	$(114)	136	$—		$2,995
Allowance for sales returns	$3,104	—	$393	$(3,104)		$393
Deferred tax valuation allowance	$108,065	—	$(25,965)	—		$82,100

Year ended December 31, 2006 (Predecessor)
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$8,773	$337	—	$(6,137	)(1)	$2,973
Allowance for sales returns	$1,642	—	$3,140	$(1,642)		$3,104
Deferred tax valuation allowance	$100,669	—	$7,396	—		$108,065

(1)	Write-off against the reserve