Form 10-Q
period 2008-09-30
SALTON INC
filed 2008-11-14
CIK 878280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-19557
SALTON, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3777824

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 S. Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
(954) 883-1000

(Registrant’s Telephone Number, Including Area Code)
Former Name, If Changed Since Last Report:
Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on November 10, 2008
Common Stock, $0.01 par value	731,874,361

SALTON, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Salton, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)
Assets

	September
	30, 2008	June 30,
	(Unaudited)	2008
Current Assets:
Cash and cash equivalents	$22,824	$26,136
Accounts and other receivables, less allowances of $2,835 at September 30, 2008 and $3,061 at June 30, 2008	178,091	155,555
Inventories	247,545	222,643
Prepaid expenses and other	27,418	23,005
Assets held for sale	427	427
Prepaid income taxes	4,510	4,464
Deferred income taxes	987	1,324

Total current assets	481,802	433,554
Property, Plant and Equipment - at cost, less accumulated depreciation of $5,651 at September 30, 2008 and $3,792 at June 30, 2008	23,020	24,090
Non-current deferred income taxes	8,505	8,822
Goodwill	164,021	164,021
Intangibles, Net	226,934	228,350
Other Assets	9,444	6,251

Total Assets	$913,726	$865,088

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$121,378	$96,702
Accrued expenses	100,507	103,437
Current portion of term loans ($5,000 related party)	6,698	—
Current taxes payable	5,950	3,979

Total current liabilities	234,533	204,118
Long-Term Liabilities:
Senior credit facilities	120,454	115,776
Term loans (approximately $144,538 and $145,252 related party at September 30, 2008 and June 30, 2008)	163,230	164,274
Series D Redeemable Preferred Stock— authorized and outstanding: 110 shares at $0.01 par value (related party)	124,427	119,453
Series E Redeemable Preferred Stock— authorized and outstanding: 25 shares at $0.01 par value (related party)	25,444	—
Pension liability	10,432	11,659
Non-current deferred income taxes	44,518	43,783
Other long-term liabilities	5,528	5,905

Total Liabilities	728,566	664,968

Commitments and Contingencies— See Note 4
Stockholders’ Equity:
Common stock — authorized: 1,000,000 shares of $0.01 par value; issued and outstanding: 731,874 shares at Sept. 30, 2008 and June 30, 2008	$7,319	$7,319
Treasury stock— 7,886 shares, at cost	(65,793)	(65,793)
Paid-in capital	301,536	301,431
Accumulated deficit	(52,988)	(44,143)
Accumulated other comprehensive income (loss)	(4,914)	1,306

Total stockholders’ equity	185,160	200,120

Total Liabilities and Stockholders’ Equity	$913,726	$865,088

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2008		2007
	(In thousands, except per share data)

Net sales	$235,799	100.00%	$119,963	100.0%
Cost of goods sold	165,505	70.2	83,826	69.9

Gross profit	70,294	29.8	36,137	30.1

Selling, general and administrative expenses:
Operating expenses	62,556	26.5	32,286	26.9
Integration and transition expenses	858	0.4	—	—
Acquisition related expenses	198	0.1	—	—

	63,612	27.0	32,286	26.9

Operating income	6,682	2.8	3,851	3.2

Other expense (income):
Interest expense	2,667	1.1	624	0.5
Related party interest expense	9,705	4.1	—	—
Interest and other income, net	(477)	(0.2)	(96)	(0.1)

	11,895	5.0	528	0.4

(Loss) income from continuing operations before income taxes	(5,213)	(2.2)	3,323	2.8
Income tax provision	3,894	1.7	1,486	1.2

(Loss) income from continuing operations	(9,107)	(3.9)	1,837	1.6
Income from discontinued operations, net of tax (Note 5)	262	0.1	23	0.0

Net (loss) income	$(8,845)	(3.8)%	$1,860	1.6%

Income (loss) per common share:
Loss per share from continuing operations-basic and diluted	$(0.01)		$0.00
Income per share from discontinued operations-basic and diluted	0.00		0.00

Income (loss) per common share-basic and diluted	$(0.01)		$0.00

The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

					Accumulated
					Other
	Common	Treasury	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Total

Balance at June 30, 2008	$7,319	$(65,793)	$301,431	$(44,143)	$1,306	$200,120
Comprehensive loss:
Net loss	—	—	—	(8,845)	—	(8,845)
Foreign currency translation adjustment	—	—	—	—	(6,220)	(6,220)

Total comprehensive loss	—	—	—	—	—	(15,065)
Stock-based compensation	—	—	105	—	—	105

Balance at September 30, 2008	$7,319	$(65,793)	$301,536	$(52,988)	$(4,914)	$185,160

The accompanying notes are an integral part of this financial statement.

Salton, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(8,845)	$1,860
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	1,859	1,044
Loss on disposal of fixed assets	—	25
Recovery of doubtful accounts	(226)	(114)
Amortization of intangible and other assets	1,432	1,279
Non-cash interest	9,705	—
Deferred taxes	1,052	(19)
Stock-based compensation	105	—
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	(22,310)	(15,735)
Inventories	(24,902)	(19,306)
Prepaid expenses and other	(4,640)	(1,223)
Accounts payable and accrued expenses	23,717	21,112
Current income taxes	291	290
Other assets and liabilities	(1,266)	(2,687)

Net cash used in operating activities	(24,028)	(13,474)
Cash flows from investing activities:
Purchase of minority interest	(3,548)	—
Additions to property, plant and equipment	(561)	(242)

Net cash used in investing activities	(4,109)	(242)
Cash flows from financing activities:
Net borrowings under lines of credit	2,634	11,057
Proceeds from Series E Redeemable Preferred Stock	25,000	—
Proceeds from term debt	3,770	—
Payoff of term debt	(359)	—

Net cash provided by financing activities	31,045	11,057
Effect of exchange rate changes on cash	(6,220)	1,345

Net decrease in cash and cash equivalents	(3,312)	(1,314)
Cash and cash equivalents at beginning of period	26,136	6,311

Cash and cash equivalents at end of period	$22,824	$4,997

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended September 30:	2008	2007

Interest	$1,409	$417
Income taxes	$1,136	$1,282
The accompanying notes are an integral part of these financial statements.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
  Overview
     Based in Miramar, Florida, Salton, Inc. and its subsidiaries (“Salton” or the “Company”) are leading marketers and distributers of a broad range of branded small household appliances. Salton markets and distributes small kitchen and home appliances, pet and pest products, water products and personal care products. Salton has a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Russell Hobbs®, Toastmaster®, LitterMaid®, and Farberware®. Salton’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, South America, Europe and Australia.
  Merger with APN Holdco
     On December 28, 2007, SFP Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of Salton, Inc. (“Merger Sub”), merged with and into APN Holding Company, Inc. (“APN Holdco”), a Delaware corporation and the parent of Applica Incorporated (“Applica”), a Florida corporation (see Note 2 — Salton Merger with APN Holdco).
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
     In accordance with SFAS 141, the accompanying unaudited consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the merger occurred as of the beginning of the first period presented and the results of operations prior to January 1, 2008 include only the results of APN Holdco.
  Interim Reporting
     The accompanying unaudited quarterly consolidated financial statements include the accounts of Salton, Inc. and its subsidiaries.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2009 due to seasonal fluctuations in Salton’s business, changes in economic conditions and other factors. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Salton’s Annual Report on Form 10-K for the year ended June 30, 2008.
  Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows:

	For the three months ended
	September 30,	September 30,
	2008	2007
	(In thousands)
Net income (loss)	$(8,845)	$1,860
Foreign currency translation adjustment	(6,220)	184
Change in market value of derivatives	—	(670)

	$(15,065)	$1,374

  Reclassifications
     Certain prior period amounts have been reclassified to conform with the current period’s presentation. These reclassifications relate to the presentation of discontinued operations and amortization of deferred financing costs.
  Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008.
     Salton’s adoption of the provisions of SFAS No. 157 on July 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or its financial statements for the three months ended September 30, 2008. In accordance with FASB Staff Position FAS 157-2, Salton is currently evaluating the potential impact of applying the provisions of SFAS No. 157 to its nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of goodwill and other intangible assets, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective for fiscal years beginning after November 15, 2007. Salton adopted SFAS No. 159 effective July 1, 2008 and has elected not to measure any of its current eligible financial assets or liabilities at fair value.
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
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), which applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. This pronouncement is effective for Salton beginning July 1, 2009. Upon its adoption, FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all newly acquired intangible assets after the effective date. Additional disclosures are required for all capitalizable intangible assets as of the effective date. Salton has not yet evaluated the impact of adopting FSP SFAS 142-3 on its financial position, results of operations or cash flows.
2. SALTON MERGER WITH APN HOLDCO
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

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     Purchase accounting reserves were approximately $8 million and primarily consisted of approximately $5 million of severance and certain change-in-control contractual payments and approximately $3 million of shutdown costs. Management’s plans to exit certain activities of legacy Salton were substantially completed by June 30, 2008.
     Salton has accrued certain liabilities relating to the exit of certain activities, the termination of employees and the integration of operations in conjunction with the merger, which have been included in the allocation of the acquisition cost as follows:

	Amount			Amount
	Accrued as of	Additional		Accrued as of
	June 30, 2008	Accruals	Amount Paid	September 30, 2008
	(In thousands)
Severance and related expenses	$2,189	$—	$(806)	$1,383
Unfavorable lease and other	2,522	—	(1,080)	1,442

Total	$4,711	$—	$(1,886)	$2,825

  Intangible Assets
     The components of Salton’s intangible assets were as follows:

	Weighted	September 30, 2008		June 30, 2008
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	9	$42,510	$(6,987)	$42,510	$(5,806)
Trade names	Indefinite	182,433	—	182,433	—
Patents	12	8,240	(1,144)	8,240	(973)
Customer relationships	9	2,310	(428)	2,310	(364)

		$235,493	$(8,559)	$235,493	$(7,143)

     Amortization expense related to intangible assets was $1.4 million and $1.3 million during the three month period ended September 30, 2008 and 2007, respectively.
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
     The following table shows weighted average basic and diluted shares for the respective periods:

	For the three months ended
	September 30,	September 30,
	2008	2007

Weighted average basic and diluted shares	731,874,361	731,874,361

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
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
     George Foreman® Distributor Litigation. Salton and its Hong Kong subsidiary, Salton Hong Kong Limited (“Salton HK”), are defendants in a lawsuit brought by Carmel District Limited, one of its distributors for the George Foreman® product line in Israel. The case was filed in Israel in October 2007. The complaint alleges that the plaintiff was appointed as the exclusive distributor in Israel for products bearing the George Foreman® trademarks. Salton strongly disputes this allegation. The plaintiff has obtained an ex-parte attachment order preventing one of Salton’s customers from paying any monies to Salton HK. The attachment order was recently reduced to approximately $575,000. Salton has challenged the attachment order, which remains pending.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
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
     Salton may have certain non-income tax-related liabilities in a foreign jurisdiction. Based on the advice of outside legal counsel, Salton believes that it is possible that the tax authority in the foreign jurisdiction could claim that such taxes are due, plus penalties and interest. Currently, the amount of potential liability cannot be estimated, but if assessed, it could be material to our financial condition, results of operations or liquidity. However, if assessed, Salton intends to vigorously pursue administrative and judicial action to challenge such assessment, however, no assurances can be made that it will ultimately be successful.
  Income Taxes
     Salton accounts for its tax contingencies in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies FASB Statement 109, Accounting for Income Taxes. As required by FIN 48, Salton recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     As of September 30, 2008 and June 30, 2008, Salton had $3.5 million and $3.8 million, respectively, in accruals for unrecognized tax benefits. Of these amounts, $1.3 million and $1.6 million of tax benefits at September 30, 2008 and June 30, 2008, respectively, would decrease the effective tax rate. The decrease related primarily to the change in foreign exchange rates during the three months ended September 30, 2008. Also included in the balance of unrecognized tax benefits at September 30, 2008 and June 30, 2008 were $2.2 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase accounting and should not affect the effective tax rate. In addition, Salton believes that it is reasonably possible that as of September 30, 2008, approximately $0.8 million related to various foreign unrecognized tax positions could change within the next twelve months due to the expiration of the statute of limitations.
     Salton classifies interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2008 and June 30, 2008, Salton has recorded liabilities of $0.7 million and $0.8 million, respectively, for penalties and $2.7 million and $2.8 million, respectively, for interest. The decrease is primarily related to the change in foreign exchange rates during the quarter ended September 30, 2008.
5. SALE OF DIVISION
     On May 1, 2007, Applica sold its Professional Personal Care segment in North America to an unrelated third party for $36.5 million. The Professional Personal Care operations are reported as a discontinued operation in the unaudited consolidated statement of operations.
6. STOCK-BASED COMPENSATION
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
     Salton accounts for stock-based compensation under FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which revised FASB Statement No. 123 and supersedes ABP Opinion No. 25. SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements as compensation expense, based on the fair value on the date of grant, and recognized from the date of grant over the applicable vesting period. Salton uses the Black-Scholes option-pricing model to determine fair value of awards on the date of grant.
     A summary of Salton’s stock options for the three months ended September 30, 2008 is as follows:

		Weighted
		Average
	Shares(000)	Exercise Price

Outstanding at June 30, 2008	9,528	$1.17
Granted	411	$0.20
Exercised	—	—
Expired or cancelled	(85)	$10.89

Outstanding at September 30, 2008	9,854	$1.05

Options exercisable at September 30, 2008	516	$15.93

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     The fair value and compensation expense related to the options granted during the period did not have a material effect on Salton’s interim unaudited consolidated financial statements as of and for the three months ended September 30, 2008.
7. ISLAND SKY AUSTRALIA LIMITED
     In May 2008, Salton entered into a license agreement with Island Sky Corporation, a wholly owned subsidiary of Island Sky Australia Limited, relating to the distribution of a patented water product in India. The license agreement was amended in June 2008 to include certain other geographies in the Far East. The term of the license agreement is for 10 years. Upon the completion of certain milestones, Salton agreed to pay Island Sky a license fee of $5.0 million, which will be credited against royalties due and payable under the agreement. The agreement does not require the payment of minimum royalties.
     In September 2008, Salton purchased 16,342,940 common shares of Island Sky Australia Limited for approximately $3.5 million. After consummation of the transaction, Salton owns approximately 13% of Island Sky’s outstanding common shares which is recorded in other assets. Salton is accounting for this investment under the cost method of accounting. Salton’s President and Chief Executive Officer serves as a non-executive director of Island Sky Australia Limited.
8. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. Accrued product warranties included in accrued expenses as of September 30, 2008 and 2007 were as follows:

	September 30,	September 30,
	2008	2007
	(In thousands)

Balance, beginning of period	$8,030	$6,944
Additions to accrued product warranties	17,240	8,376
Reductions of accruals — payments and credits issued	(16,227)	(7,710)

Balance, end of period	$9,043	$7,610

9. SENIOR SECURED CREDIT FACILITY, LETTERS OF CREDIT AND LONG-TERM DEBT
     North American Credit Facility. Salton has a $200 million asset-based senior secured revolving credit facility maturing in December 2012. The facility includes an accordion feature which permits Salton to request an increase in the aggregate revolver amount by up to $75,000,000. In February 2008, in connection with the syndication by Bank of America, N.A. of the North American credit facility, Salton entered into an amendment to such facility that, among other things, increased the applicable borrowing margins by 50 basis points.
     At Salton’s option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability and set at 2.75% on September 30, 2008), which was 6.68% on September 30, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, and was 1% on September 30, 2008), which was 6.0% on September 30, 2008.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     Advances under the credit facility are governed by Salton’s collateral value, which is based upon percentages of eligible accounts receivable and inventories of its North American operations. Under the credit facility, Salton must comply with a minimum monthly cumulative EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, Salton must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. As of September 30, 2008, Salton had approximately $100.1 million of borrowings outstanding and $50.3 million available for future cash borrowings under its North American credit facility.
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
     At Salton’s option, the term loan bears interest at the LIBOR rate plus 800 basis points or Bank of America’s prime rate plus 700 basis points, which was set at 12.00% at September 30, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009, with all unpaid amounts due at maturity. As of September 30, 2008, the outstanding principal balance and accrued interest of the term loan was approximately $149.5 million.
     European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiary have a £40.0 million (approximately $71.1 million as of September 30, 2008) credit facility with Burdale Financial Limited. The facility consists of a revolving credit facility with an aggregate notional maximum availability of £30.0 million (approximately $53.4 million as of September 30, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.2 million and $10.3 million, respectively, as of September 30, 2008).
     The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On September 30, 2008, these rates for borrowings were approximately 6.75%, 8.0% and 6.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively.
     As of September 30, 2008, under the revolver loan, Salton had outstanding borrowings of £11.4 million (approximately $20.3 million) and £1.2 million (approximately $2.1 million) available for future cash borrowings. Under the term loans, Salton had a total of £9.345 million (approximately $16.6 million) of borrowings outstanding. No principal amounts are due on the term loans until December 31, 2012.
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

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     Series D Redeemable Preferred Stock. On December 28, 2007 in connection with the merger with APN Holdco, Salton issued 110,231.336 shares of a new series of our redeemable preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
     Ranking. The Series D Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of Salton (a “Liquidation”) or a Sale Transaction (defined below) senior to all classes of Salton’s common stock and each other class or series of its capital stock which does not expressly rank pari passu with or senior to the Series D Preferred Stock (collectively, referred to as the “Junior Stock”).
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
     “Sale Transaction” means (i) any merger, tender offer or other business combination in which the stockholders owning a majority of Salton’s voting securities prior to such transaction do not own a majority of its voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer of Salton’s voting stock if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of the assets of Salton; or (iii) the replacement of a majority of Salton’s board of directors if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
     Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of September 30, 2008, accrued dividends totaled approximately $14.2 million.
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
     Voting Rights. The Series D Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by Salton’s stockholders, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series D Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series D Preferred Stock or Salton’s certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series D Preferred Stock. In those circumstances where the holders of Series D Preferred Stock are entitled to vote, each outstanding share of Series D Preferred Stock would entitle the holder thereof to one vote.
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

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     Series E Redeemable Preferred Stock. On August 22, 2008, Salton entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, pursuant to which its has the right, in its sole discretion, to cause Harbinger to purchase, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of a new series of non-convertible and non-voting preferred stock, the Series E Nonconvertible (Non-Voting) Preferred Stock (“Series E Preferred Stock”). Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million. Salton is not required, at any time, to exercise its rights to cause Harbinger to purchase any of the Series E Preferred Stock. In connection with the initial closing of the Purchase Agreement on August 22, 2008, Harbinger Capital Partners purchased 25,000 shares of Series E Preferred Stock in cash for a purchase price of $1,000 per share.
     Ranking. The Series E Preferred Stock ranks with respect to dividends and distributions of assets and rights upon the liquidation, winding up or dissolution of us (a “Liquidation”) or a Sale Transaction (defined below) pari passu to the Series D Preferred Stock and senior to all classes of Salton’s common stock and each other class or series of its capital stock which does not expressly rank pari passu with or senior to the Series E Preferred Stock (collectively, referred to as the “Junior Stock”).
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
     “Sale Transaction” means (i) any merger, tender offer or other business combination in which Salton’s stockholders owning a majority of the voting securities prior to such transaction do not own a majority of the voting securities of the surviving person, (ii) the voluntary sale, conveyance, exchange or transfer of Salton’s voting stock if, after such transaction, the stockholders of Salton prior to such transaction do not retain at least a majority of the voting power, or a sale of all or substantially all of our assets; or (iii) the replacement of a majority of Salton’s board of directors if the election or the nomination for election of such directors was not approved by a vote of at least a majority of the directors in office immediately prior to such election or nomination.
     Dividends. The holders of Series E Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series E Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of September 30, 2008, accrued dividends totaled approximately $0.4 million.
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
     Voting Rights. The Series E Preferred Stock generally is not entitled or permitted to vote on any matter required or permitted to be voted upon by our stockholders, except as otherwise required under the Delaware General Corporation Law or as summarized below. The approval of the holders of at least a majority of the outstanding shares of Series E Preferred Stock would be required to (i) authorize or issue any class of Senior Stock or Parity Stock, or (ii) amend the Certificate of Designations authorizing the Series E Preferred Stock or Salton’s certificate of incorporation, whether by merger, consolidation or otherwise, so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of Series E Preferred Stock. In those circumstances where the holders of Series E Preferred Stock are entitled to vote, each outstanding share of Series E Preferred Stock would entitle the holder thereof to one vote.
     No Conversion Rights. The Series E Preferred Stock is not convertible into common stock.

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
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
10. EMPLOYEE BENEFIT PLANS
     Salton has various benefit plans for its employees including defined benefit and defined contribution plans. As part of the merger with APN Holdco, Salton accounted for the defined benefit plans in accordance with SFAS 141 (See Note 2 — Salton Merger with APN Holdco), and recorded a liability for the projected benefit obligations in excess of the plan assets as of December 31, 2007 for the plans. Salton recorded $0.2 million and zero net periodic pension cost for the three months ended September 30, 2008 and 2007, respectively.
     The components of net periodic pension cost are as follows:

	For the three months ended
	September 30, 2008
	Domestic	Europe	Total
	(In thousands)
Service cost benefits earned during the period	$—	$64.3	$64.3
Interest cost on projected benefit obligation	175.1	729.5	904.6
Actuarial return on plan assets.	(161.1)	(589.2)	(750.3)
Net amortization and deferral	0.2	—	0.2

Net pension costs	$14.2	$204.6	$218.8

     Salton expects to contribute $0.4 million to its domestic pension plans and $1.6 million to its European pension plan in fiscal 2009. As of September 30, 2008, $0.1 million and $0.4 million of contributions have been made to the domestic and European plans, respectively.
11. PROPOSED GOING PRIVATE TRANSACTION BY HARBINGER CAPITAL PARTNERS
     On September 30, 2008, Harbinger Capital Partners and its affiliate, Grill Acquisition Corporation, a Delaware corporation (“Acquisition Co.”), announced their intent to engage in a going-private transaction for Salton by means of a short-form merger (the “Merger”) of Acquisition Co. with and into Salton. As of September 30, 2008, Harbinger Capital Partners owned approximately 94% of the outstanding common stock of Salton. Harbinger Capital Partners intends to cause Acquisition Co. to merge with and into Salton, with Salton continuing as the surviving corporation, as a means of acquiring all of the other shares of Salton common stock not owned directly or indirectly by Harbinger Capital Partners. As a result of the merger, the Harbinger Funds will own 100% of Salton.
     Harbinger Capital Partners filed with the SEC a Schedule 13E-3 describing the anticipated transaction in detail on September 30, 2008. Revised versions of these documents were filed on October 31, 2008.
12. SUBSEQUENT EVENTS
     Island Sky. On October 31, 2008, Applica Water Products LLC, a Delaware limited liability company (“Applica”) and a wholly-owned subsidiary of Salton, entered into a definitive Merger Implementation Agreement (the “Merger Implementation Agreement”) with Island Sky Australia Limited, an Australian public corporation (“Island Sky”). Under the Merger Implementation Agreement, Island Sky will propose a scheme of arrangement for Applica to acquire all outstanding shares of Island Sky’s minority shareholders for AUD 0.45 (approximately US$0.30) per share in cash (the “Transaction”).

Salton, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements — Continued
     Island Sky’s minority shareholders will be those shareholders as at the scheme record date, excluding Applica and its affiliates and certain existing executive shareholders who will also continue their employment arrangements with Island Sky. The scheme of arrangement would also exclude certain shareholders who it is proposed will enter into separate arrangements under which they will have issued to them shares of Salton’s common stock as part of their consideration for the sale of their shares in Island Sky. These separate arrangements, when documented, will be subject to implementation of the scheme of arrangement.
     The scheme of arrangement is subject to approval by the shareholders of Island Sky and by the Australian Federal Court. It is also subject to certain termination events and customary conditions precedent. The Transaction is expected to close in the first quarter of calendar 2009 and, in any event, will close following the consummation of the previously announced going private transaction with Harbinger Capital Partners. It is anticipated that Harbinger Capital Partners will provide the funding for the Transaction, which is not expected to exceed $50 million.
     North American Credit Facility. In November 2008, Salton entered into an agreement with Bank of America and the other lenders under its North American credit facility authorizing Salton to enter into various investments related to its water products business. Such amendment also increased the applicable Base Rate borrowing margins by 75 basis points.
     Series E Redeemable Preferred Stock. On August 22, 2008, Salton, Inc. entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, to cause Harbinger Capital Partners to purchase from Salton, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of Salton’s Series E Redeemable Preferred Stock. Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Redeemable Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million.
     On August 22, 2008, Harbinger Capital Partners purchased from Salton 25,000 shares of Series E Redeemable Preferred Stock in cash for a purchase price of $1,000 per share. On November 13, 2008, Harbinger Capital Partners purchased from Salton the remaining 25,000 shares of Series E Redeemable Preferred Stock in cash for a purchase price of $1,000 per share.

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
Current Economic Issues
     The world economy slowed considerably during the third calendar quarter of 2008 as problems in global financial markets became more widespread and consumers cut back on retail spending amid fears of a global recession. As our operations are highly seasonal, with a disproportionate amount of net sales occurring in the back half of the year, this reduced spending and the challenging economic climate is likely to negatively impact our business.
     Our business results are also heavily influenced by changes in foreign currency exchange rates. For the most recently completed fiscal year, nearly 50% of our net sales were generated outside of the U.S. As a result, changes in foreign currency exchange rates can have a significant impact on our business and results of operations.
     Given the current economic conditions, our business and results of operations are likely to be negatively affected by continued reduced consumer spending, increased promotional activity in response to competitive pressures and the short-term volatility of foreign exchange rates.
Proposed Going Private Transaction by Harbinger Capital Partners
     On September 30, 2008, Harbinger Capital Partners and its affiliate, Grill Acquisition Corporation, a Delaware corporation (“Acquisition Co.”), announced their intent to engage in a going-private transaction for Salton by means of a short-form merger (the “Merger”) of Acquisition Co. with and into Salton. Harbinger Capital Partners currently owns approximately 94% of our outstanding common stock. Harbinger Capital Partners intends to cause Acquisition Co. to merge with and into Salton, with Salton continuing as the surviving corporation, as a means of acquiring all of the other shares of our common stock not owned directly or indirectly by Harbinger Capital Partners. As a result of the merger, the Harbinger Funds will own 100% of our company.
     Harbinger Capital Partners filed with the SEC a Schedule 13E-3 describing the anticipated transaction in detail on September 30, 2008. Revised versions of these documents were filed on October 31, 2008. These documents are available for download, free of charge, at our website at http://www.saltoninc.com on the Investor page under “SEC Filings”. You may also obtain and copy such documents at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 or at the SEC’s website at http://www.sec.gov.
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
     Pursuing acquisitions. We seek to identify acquisitions that have the potential to enhance our range of product offerings and market reach. We are actively seeking to acquire or invest in complementary or competitive businesses, products or technologies related to our water businesses.
Island Sky
     On October 31, 2008, Applica Water Products LLC, a Delaware limited liability company (“Applica Water”) and a wholly-owned subsidiary of Salton, entered into a definitive Merger Implementation Agreement (the “Merger Implementation Agreement”) with Island Sky Australia Limited, an Australian public corporation (“Island Sky”). Under the Merger Implementation Agreement, Island Sky will propose a scheme of arrangement for Applica Water to acquire all outstanding shares of Island Sky’s minority shareholders for AUD 0.45 (approximately US$0.30) per share in cash (the “Transaction”).
     Island Sky’s minority shareholders will be those shareholders as at the scheme record date, excluding Applica Water and its affiliates and certain existing executive shareholders who will also continue their employment arrangements with Island Sky. The scheme of arrangement would also exclude certain shareholders who it is proposed will enter into separate arrangements under which they will have issued to them shares of our common stock as part of their consideration for the sale of their shares in Island Sky. These separate arrangements, when documented, will be subject to implementation of the scheme of arrangement.
     The scheme of arrangement is subject to approval by the shareholders of Island Sky and by the Australian Federal Court. It is also subject to certain termination events and customary conditions precedent. The Transaction is expected to close in the first quarter of calendar 2009 and, in any event, will close following the consummation of the previously announced going private transaction with Harbinger Capital Partners. It is anticipated that Harbinger Capital Partners will provide the funding for the Transaction, which is not expected to exceed $50 million.
Merger with APN Holdco
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
     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended June 30, 2008 in evaluating us and our business before making an investment decision regarding our securities:
•	Difficult conditions in the economy generally may materially adversely affect our business and results of operations.

•	Due to the current global economic crisis, our business could be adversely impacted by the financial instability of our customers and suppliers.

•	Significant fluctuations in the exchange rate between the U.S. dollar and the currencies in which our costs are denominated may reduce our sales or profits.

•	Our margins may be adversely impacted by increases in raw material prices.

•	The costs of the products purchased by us could increase as a result of fluctuations in the Chinese currency.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry in general could adversely affect our results of operations.

•	We purchase a large number of products from two suppliers. Production-related risks with these suppliers could jeopardize our ability to realize anticipated sales and profits until alternative supply arrangements are secured.

•	The failure of our business strategy could seriously hurt our financial condition and results of operations.

•	Our international operations subject us to additional business risks and may cause our profitability to decline due to increased costs.

•	Harbinger Capital Partners has effective control over the outcome of actions requiring the approval of our stockholders.

•	We depend on consumer spending, which fluctuates for a variety of reasons, including seasonality, which may cause our results of operations to fluctuate.

•	Our net operating loss carryforwards are limited as a result of the merger and are dependent upon us achieving profitable results.

•	If the household appliance sector of the retail industry experiences an economic slowdown, our results of operations will suffer.

•	Our ability to obtain products may be adversely impacted by changes in worldwide supply of or demand for raw materials.

•	We depend on third party suppliers for the manufacturing of substantially all of our products and if we fail to develop and maintain relationships with a sufficient number of qualified suppliers, our ability to timely and efficiently source products that meet our standards for quality could be adversely affected.

•	We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

•	A deterioration in trade relations with China could lead to a substantial increase in tariffs imposed on goods of Chinese origin, which potentially could reduce demand for and sales of our products.

•	We may not be able to realize expected benefits and synergies from future acquisitions of businesses or product lines.

•	If we were to lose one or more of our major customers, or suffer a major reduction of orders from them, our financial results would suffer.

•	Any reduction in trade credit from our suppliers could seriously harm our operations and financial condition.

•	The small household appliance industry is consolidating, which could reduce our ability to successfully secure product placements at key customers and limit our ability to sustain a cost competitive position in the industry.

•	The small household appliance industry is highly competitive and we may not be able to compete effectively, causing us to lose market share and sales.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	Long lead times, potential material price increases and customer demands may cause us to purchase more inventory than necessary, which may lead to increased obsolescence and adversely affect our results of operations.

•	Our financing arrangements could subject us to various restrictions that could limit our operating flexibility.

•	Our leverage is substantial, which may have an adverse effect on our available cash flow, our ability to obtain additional financing if necessary in the future, our flexibility in reacting to competitive and technological changes and our operations.

•	Sales of our common stock by Harbinger Capital Partners could cause the trading price of our common stock to decline.

•	The market price of our common stock could decline if we fail to achieve the expected benefits of the merger with APN Holdco.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could suffer.

•	Our actual liabilities relating to environmental matters may exceed our expectations.

•	Product recalls or lawsuits relating to defective products could adversely impact our results of operations.

•	The infringement or loss of our proprietary rights could harm our business.

•	We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

•	Compliance with governmental regulations could significantly increase our operating costs or prevent us from selling our products.

•	The requirements of complying with the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.

•	Our stock price may continue to be volatile.

•	Our common stock was delisted from the New York Stock Exchange and now is an over-the-counter security quoted on The Pink Sheets Electronic Quotation Service.

•	Companies quoted on the Pink Sheets are not subject to corporate governance requirements in order for their shares to be quoted, and we have more limited protections against conflicts of interest, related party transactions and similar matters.

•	We do not anticipate paying dividends.
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

Results of Operations
     Pursuant to the requirements of SFAS No. 141, the information presented below for the three months ended September 30, 2007 represents only the operations of APN Holdco.
Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007
     Net Sales. Consolidated net sales for the three months ended September 30, 2008 increased by $115.8 million to $235.8 million, an increase of 96.6% as compared to the 2007 period. Approximately $92.0 million of the increase was attributable to the merger between Salton and APN Holdco.
     For the three months ended September 30, 2008, sales in our three geographical regions were as follows:
•	sales in North, South and Central America were $182.4 million;

•	sales in Europe were $44.0 million; and

•	sales in the remainder of the world were $9.4 million.
     For the three months ended September 30, 2008, sales by brand were as follows:
•	sales of Black & Decker® branded products were $134.9 million;

•	sales of Russell Hobbs® branded products were $38.1 million;

•	sales of George Foreman® branded products were $36.1 million; and

•	sales of other branded products were $26.7 million.
     Gross Profit. Gross profit margins decreased slightly from 30.1% for the three months ended September 30, 2007 to 29.8% for the same period in 2008. The decrease is primarily due to cost increases from suppliers, partially offset by synergies achieved as a result of the merger with APN Holdco.
     Operating Expenses. Operating expenses increased by approximately $30.3 million to $62.6 million for the three months ended September 30, 2008 compared to the same period in 2007. Approximately $16.4 million of the increase was attributable to the merger between Salton and APN Holdco. As a percentage of sales, operating expenses decreased to 26.5% for the three months ended September 30, 2008 compared to 26.9% for the 2007 period.
     Included in the three months ended September 30, 2008 were legal expenses of $4.4 million related to our pursuit of a patent infringement matter on certain patents related to the LitterMaid® automatic cat litter box.
     Integration and Transition Expenses. In connection with the merger, Salton incurred $0.9 million in integration and transition-related costs that were expensed in the quarter ended September 30, 2008. These costs were primarily related to the integration and transition of the North American operations of Salton and APN Holdco.
     Interest Expense. Interest expense increased to $2.7 million for the three months ended September 30, 2008, as compared to $0.6 million for the same period in 2007. The increase was a result of increased borrowings, primarily related to the merger.
     Related Party Interest Expense. The increase in related party interest expense from zero for the three months ended September 30, 2007 to $9.7 million for the three months ended September 30, 2008 is primarily a result of the term loan provided by, and the issuance of the Series D Redeemable Preferred Stock to, Harbinger Capital Partners in connection with the merger.
     Taxes. Our tax provision is based upon an estimated annual calculation of taxes on earnings of each of our foreign and domestic operations. For the three months ended September 30, 2008, our effective tax rate was approximately (75%), as compared to 45% for the same period in 2007. The change in the effective tax rate was primarily due to an increase in the valuation allowance. Our effective tax was different from the U.S. statutory rate primarily as a result of:
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
     Operating Activities. For the three months ended September 30, 2008, our operations used cash of $24.0 million, compared with a use of cash of $13.5 million for same period in 2007. The increased use of cash was attributable to (1) working capital requirements of the combined company and (2) approximately $6.0 million of royalty prepayments related to the license agreement with Island Sky Australia Limited and an endorsement agreement for our Clear2O water products.
     Investing Activities. For the three months ended September 30, 2008, investing activities used cash of $4.1 million compared to a use of cash of $0.2 million in the three months ended September 30, 2007. The increase in cash used was primarily due to an investment to purchase approximately 13% of Island Sky Australia’s outstanding common shares for approximately $3.5 million.
     Financing Activities. For the three months ended September 30, 2008, our financing activities generated $31.0 million as compared to cash generated of $11.1 million for the same period ended September 30, 2007. The increase in cash generated was primarily due to the issuance of the Series E Preferred Stock to Harbinger Capital Partners in August 2008. In addition, one of our international subsidiaries obtained proceeds of approximately $3.8 million from the issuance of a new two year term loan and paid off an outstanding loan of $0.4 million with the proceeds of the new loan.
Capital Resources
     At September 30, 2008, debt as a percent of total capitalization was 70.5%, as compared to 66.3% at June 30, 2008. The increase was a result of the new financial arrangements executed in connection with the merger.
     North American Credit Facility. We have a an asset-based senior secured revolving credit facility maturing in December 2012 which, as of September 30, 2008, was in the amount of $200,000,000. The facility includes an accordion feature which, as of September 30, 2008, permitted us to request an increase in the aggregate revolver amount by up to $75,000,000. On February 28, 2008, in connection with the syndication by Bank of America, N.A. of the North American credit facility, we entered into an amendment to such facility that, among other things, increased the applicable borrowing margins by 50 basis points. In addition, in November 2008, we entered into an agreement with Bank of America and the other lenders authorizing us to enter into various investments related to our water products business. Such amendment also increased the applicable Base Rate borrowing margins by 75 basis points (to 1.75% as of November 14, 2008).
     At our option, interest accrues on the loans made under the North American credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Salton’s average quarterly availability, which was 2.75% on September 30, 2008 and 2.5% on November 7, 2008), which was 6.68% on September 30, 2008 and 4.12% on November 7, 2008; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based Salton’s average quarterly availability, which was 1.0% on September 30, 2008 and 0.75% on November 7, 2008), which was 6.0% on September 30, 2008 and at 4.75% on November 7, 2008.

     Advances under the North American credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories of our North American operations. Under the credit facility, we must comply with a minimum monthly cumulative EBITDA covenant through December 31, 2008. Thereafter, if availability is less than $30,000,000, we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. We were in compliance with all covenants as of September 30, 2008.
     As of September 30, 2008, we had outstanding borrowings of approximately $100.1 million and $50.3 million available for future borrowings under our North American credit facility. As of November 7, 2008, we had outstanding borrowings of approximately $148.5 million and $25.2 million available for future borrowings.
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
     At our option, the term loan bears interest at the LIBOR rate plus 800 basis points or Bank of America’s prime rate plus 700 basis points, which was set at 12% at September 30, 2008 and 11% at November 7, 2008. The term loan amortizes in thirteen equal installments of $5.0 million each, on the last day of each September, December, March and June, commencing on September 30, 2009 with all unpaid amounts due at maturity. As of September 30, 2008, the outstanding principal balance and accrued interest of the term loan was approximately $149.5 million and as of November 7, 2008, the outstanding principal balance and accrued interest was approximately $151.4 million.
     European Credit Facility. Salton Holdings Limited, Salton Europe Limited and certain European subsidiary have a £40.0 million (approximately $71.1 million as of September 30, 2008) credit facility with Burdale Financial Limited. The facility agreement consists of a revolving credit facility (which is based upon percentages of eligible accounts receivable and inventories of our European operations) with an aggregate notional maximum availability of £30.0 million (approximately $53.4 million as of September 30, 2008) and two term loan facilities (one related to real property and the other to intellectual property of the European subsidiary group) of £3.5 million and £5.8 million (approximately $6.2 million and $10.3 million, respectively, as of September 30, 2008).
     The credit agreement matures on December 31, 2012 and bears a variable interest rate of Bank of Ireland Base Rate (the “Base Rate”) plus 1.75% on the property term loan, the Base Rate plus 3% on the intellectual property term loan and the Base Rate plus 1.875% on the revolving credit loan (the “revolver loan”), in each case plus certain mandatory costs, payable on the last business day of each month. On September 30, 2008, these rates for borrowings were approximately 6.75%, 8.0% and 6.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively. On November 7, 2008, these rates for borrowings were approximately 4.75%, 6.0% and 4.875% for the property term loan, the intellectual property term loan and the revolver loan, respectively.

     As of September 30, 2008, under the revolver loan, we had outstanding borrowings of £11.4 million (approximately $20.3 million) and £1.2 million (approximately $2.1 million) available for future borrowings. Under the term loans, we had a total of £9.345 million (approximately $16.6 million) of borrowings outstanding. As of November 7, 2008, under the revolver loan, we had outstanding borrowings of £8.2 million (approximately $12.8 million) and £5.7 million (approximately $8.9 million) available for future borrowings. Under the term loans, we had a total of £9.345 million (approximately $14.6 million) of borrowings outstanding.
     The facility agreement contains a number of significant covenants that, among other things, restrict the ability of certain of our European subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict corporate and business activities. In addition, we are required to comply with a fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2008.
     Series D Redeemable Preferred Stock. On December 28, 2007 in connection with the merger with APN Holdco, we issued 110,231.336 shares of a new series of our redeemable preferred stock, the Series D Nonconvertible (Non Voting) Preferred Stock (the “Series D Preferred Stock”), to Harbinger Capital Partners.
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
     Dividends. The holders of Series D Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series D Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of September 30, 2008, accrued dividends totaled approximately $14.2 million. As of November 7, 2008, accrued dividends totaled approximately $16.3 million.
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
     Series E Redeemable Preferred Stock. On August 22, 2008, we entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, pursuant to which we have the right, in our sole discretion, to cause Harbinger to purchase, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of a new series of non-convertible and non-voting preferred stock, the Series E Nonconvertible (Non-Voting) Preferred Stock (“Series E Preferred Stock”). Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million. We are not required, at any time, to exercise our rights to cause Harbinger to purchase any of the Series E Preferred Stock. In connection with the initial closing of the Purchase Agreement on August 22, 2008, Harbinger Capital Partners purchased 25,000 shares of Series E Preferred Stock in cash for a purchase price of $1,000 per share. On November 13, 2008, Harbinger Capital Partners purchased the remaining 25,000 shares of Series E Redeemable Preferred Stock in cash for a purchase price of $1,000 per share.
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
     Dividends. The holders of Series E Preferred Stock are entitled to receive when, as and if declared by the board of directors, out of funds legally available therefore, cumulative dividends at an annual rate equal to 16%, compounded quarterly, of the Series E Liquidation Preference. To the extent not paid, such dividends accrue on a daily basis and accumulate and compound on a quarterly basis from the original date of issuance, whether or not declared. As of September 30, 2008, accrued dividends totaled approximately $0.4 million. As of November 7, 2008, accrued dividends totaled approximately $0.9 million.

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
Use of Estimates and Critical Accounting Policies
     Our discussion and analysis of financial condition and results of operations included in this Quarterly Report on Form 10-Q is based on our unaudited consolidated financial statements. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of income taxes, the collectability of accounts receivable, valuation of inventory, product liability claims and litigation and long-lived assets.
     Management believes that the following may involve a higher degree of judgment or complexity:
     Income Taxes. We are subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements and tax returns. We provide for deferred taxes under the asset and liability method, in accordance with SFAS 109, “Accounting for Income Taxes”, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under such method, deferred taxes are adjusted for tax rate changes as they occur. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. We evaluate our ability to realize our deferred tax assets on a quarterly basis and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

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
     This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at September 30, 2008 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.
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
Recent Accounting Pronouncement
     See Note 1 to the Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
     Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     (b) Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect, to the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.
     (c) Limitations
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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended June 30, 2008, except that the following new risk factors have been added:
Difficult conditions in the economy generally may materially adversely affect our business and results of operations.
     Our results of operations are materially affected by conditions in the economy generally. Recently, concerns over the availability and cost of credit, a declining real estate market, inflation, energy costs, and geopolitical issues have contributed to diminished expectations for the economy going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Factors such as consumer spending and the volatility and strength of the capital markets all affect the business and macroeconomic environment and, ultimately, the revenue and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, and lower consumer spending, the demand for our products could be adversely affected. This may materially affect our business and results of operations.
Due to the current global economic crisis, our business could be adversely impacted by the financial instability of our customers and suppliers.
     Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. Continued market deterioration could jeopardize both our suppliers and our customers. Recently, we have had two suppliers and one customer declare bankruptcy. The financial difficulties of our customers or the loss of, or a substantial decrease in, the volume of purchases by a major customer could have a material adverse effect on us. In addition, any inability of our suppliers to timely deliver products or any unanticipated changes in our suppliers could be disruptive to us and would have a material adverse effect on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     On August 22, 2008, Salton, Inc. entered into a definitive Purchase Agreement (the “Purchase Agreement”) with Harbinger Capital Partners, to cause Harbinger Capital Partners to purchase from Salton, from time to time on or prior to August 22, 2011, at one or more closings, and subject to the satisfaction or waiver of certain conditions set forth in the Purchase Agreement, shares of Salton’s Series E Redeemable Preferred Stock. Under the terms of the Purchase Agreement, Harbinger Capital Partners is committed to purchase up to 50,000 shares of Series E Redeemable Preferred Stock for a purchase price, in immediately available funds, of $1,000 per share, or an aggregate of up to $50 million.
     On August 22, 2008, Harbinger Capital Partners purchased from Salton 25,000 shares of Series E Redeemable Preferred Stock in cash for an aggregate purchase price of $25.0 million. On November 13, 2008, Harbinger Capital Partners purchased from Salton the remaining 25,000 shares of Series E Redeemable Preferred Stock in cash for an aggregate purchase price of $25.0 million.
     The shares of Series E Preferred Stock issuable to Harbinger Capital Partners in connection with the transactions are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to one or more exemptions therefrom, including Section 5 of the Securities Act set forth in Section 4(2) thereof and Regulation D promulgated thereunder. Harbinger Capital Partners is an accredited investor as defined in Rule 501 of the Regulation D promulgated under the Securities Act.
     The shares of Series E Preferred Stock have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from registration requirements. Salton may be required to register the shares of Series E Preferred Stock under the Securities Act pursuant to the terms of a Registration Rights Agreement with Harbinger Capital Partners.
     The Series E Preferred Stock is not convertible into common stock.

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

SALTON, INC. (Registrant)
November 14, 2008	By:	/s/ Terry L. Polistina
Terry L. Polistina
Chief Executive Officer and President

November 14, 2008	By:	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President and Chief Financial Officer